Form 10-Q
period 2013-04-30
VAIL RESORTS INC
filed 2013-06-06
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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
As of June 3, 2013, 35,913,960 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2013, July 31, 2012 and April 30, 2012	F-2
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended April 30, 2013 and 2012	F-3
Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2013 and 2012	F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2013 and 2012	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2013 (Unaudited)	July 31, 2012	April 30, 2012 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,735	$46,053	$147,110
Restricted cash	11,991	14,284	13,666
Trade receivables, net	73,733	65,743	65,133
Inventories, net	61,201	65,873	56,237
Other current assets	50,478	40,417	55,671
Total current assets	435,138	232,370	337,817
Property, plant and equipment, net (Note 6)	1,039,907	1,049,207	1,056,243
Real estate held for sale and investment	201,861	237,668	248,262
Goodwill, net	271,855	269,769	269,678
Intangible assets, net	92,039	92,070	93,715
Other assets	38,869	46,530	44,024
Total assets	$2,079,669	$1,927,614	$2,049,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$246,352	$227,538	$224,047
Income taxes payable	13,173	20,721	19,005
Long-term debt due within one year (Note 4)	518	990	1,119
Total current liabilities	260,043	249,249	244,171
Long-term debt (Note 4)	489,240	489,775	489,757
Other long-term liabilities (Note 6)	226,145	232,869	233,923
Deferred income taxes	201,511	139,393	185,160
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,861,919 (unaudited), 40,531,204 and 40,516,476 (unaudited) shares issued, respectively	409	405	405
Additional paid-in capital	596,167	586,691	583,818
Accumulated other comprehensive (loss) income	(4)	(255)	61
Retained earnings	485,368	408,662	469,148
Treasury stock, at cost; 4,949,111 (unaudited), 4,949,111 and 4,468,181 (unaudited) shares, respectively (Note 11)	(193,192)	(193,192)	(170,696)
Total Vail Resorts, Inc. stockholders’ equity	888,748	802,311	882,736
Noncontrolling interests	13,982	14,017	13,992
Total stockholders’ equity (Note 2)	902,730	816,328	896,728
Total liabilities and stockholders’ equity	$2,079,669	$1,927,614	$2,049,739
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue:
Mountain	$402,017	$354,586	$815,670	$720,194
Lodging	53,834	53,972	152,885	155,872
Real estate	13,840	12,587	39,937	34,784
Total net revenue	469,691	421,145	1,008,492	910,850
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	207,953	184,211	536,498	478,256
Lodging	45,446	47,103	142,055	149,497
Real estate	16,996	16,069	49,349	46,479
Total segment operating expense	270,395	247,383	727,902	674,232
Other operating expense:
Depreciation and amortization	(33,730)	(33,266)	(98,827)	(95,245)
Loss on disposal of fixed assets, net	(224)	(90)	(757)	(1,123)
Income from operations	165,342	140,406	181,006	140,250
Mountain equity investment income, net	266	336	799	944
Investment income (loss), net	153	(18)	306	356
Interest expense, net	(8,359)	(8,443)	(25,268)	(25,226)
Income before provision for income taxes	157,402	132,281	156,843	116,324
Provision for income taxes	(59,814)	(52,753)	(59,329)	(46,108)
Net income	97,588	79,528	97,514	70,216
Net loss attributable to noncontrolling interests	52	41	97	34
Net income attributable to Vail Resorts, Inc.	$97,640	$79,569	$97,611	$70,250
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$2.72	$2.21	$2.72	$1.95
Diluted net income per share attributable to Vail Resorts, Inc.	$2.66	$2.17	$2.66	$1.92
Cash dividends declared per share	$0.2075	$0.1875	$0.5825	$0.4875
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income	$97,588	$79,528	$97,514	$70,216
Foreign currency translation adjustments, net of tax	(202)	61	251	61
Comprehensive income	97,386	79,589	97,765	70,277
Comprehensive loss attributable to noncontrolling interests	52	41	97	34
Comprehensive income attributable to Vail Resorts, Inc.	$97,438	$79,630	$97,862	$70,311
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$97,514	$70,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,827	95,245
Cost of real estate sales	30,282	25,357
Stock-based compensation expense	9,544	9,349
Deferred income taxes, net	59,329	46,108
Other non-cash income, net	(5,697)	(4,548)
Changes in assets and liabilities:
Restricted cash	2,292	(1,109)
Trade receivables, net	(7,354)	(1,890)
Inventories, net	5,944	(1,494)
Investments in real estate	(1,662)	(2,005)
Accounts payable and accrued liabilities	12,231	(6,596)
Other assets and liabilities, net	(9,905)	5,412
Net cash provided by operating activities	291,345	234,045
Cash flows from investing activities:
Capital expenditures	(65,461)	(107,999)
Acquisition of businesses	(19,958)	(23,479)
Other investing activities, net	861	(944)
Net cash used in investing activities	(84,558)	(132,422)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	96,000	56,000
Payments of long-term debt	(96,989)	(57,002)
Repurchases of common stock	—	(7,869)
Dividends paid	(20,905)	(17,559)
Other financing activities, net	6,778	1,778
Net cash used in financing activities	(15,116)	(24,652)
Effect of exchange rate changes on cash and cash equivalents	11	(4)
Net increase in cash and cash equivalents	191,682	76,967
Cash and cash equivalents:
Beginning of period	46,053	70,143
End of period	$237,735	$147,110
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates the seven world-class ski resort properties of Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado, and Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan ("Urban Ski Areas"); as well as ancillary services, primarily including ski school, dining and retail/rental operations. The resorts (with the exception of Northstar and the Urban Ski Areas) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park; Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and mountain resort golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

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
Presentation of Comprehensive Income — Effective August 1, 2012, the Company adopted Accounting Standard Update ("ASU") No. 2011-05 -“Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which amends existing guidance by allowing two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. The Company also adopted ASU No. 2011-12—“Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” which defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements (see below). ASU No. 2011-05 required retrospective application. The adoption of these standards only amended presentation and disclosure requirements concerning comprehensive income; therefore, the adoption of these standards did not affect the Company’s financial position or results of operations. The Company elected to present the total of comprehensive income, the components of net income (i.e. statements of operations), and the components of other comprehensive income for both the three and nine months ended April 30, 2013 and 2012, in two separate but consecutive statements.
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
Noncontrolling Interests in Consolidated Financial Statements— Net loss attributable to noncontrolling interests along with net income attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Nine Months Ended April 30,
	2013			2012
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$802,311	$14,017	$816,328	$829,723	$13,996	$843,719
Net income (loss)	97,611	(97)	97,514	70,250	(34)	70,216
Stock-based compensation expense	9,544	—	9,544	9,349	—	9,349
Issuance of shares under share award plans, net of shares withheld for taxes	(3,832)	—	(3,832)	(2,661)	—	(2,661)
Tax benefit from share award plans	3,768	—	3,768	1,442	—	1,442
Cash dividends paid on common stock	(20,905)	—	(20,905)	(17,559)	—	(17,559)
Repurchases of common stock	—	—	—	(7,869)	—	(7,869)
Contributions from noncontrolling interests, net	—	62	62	—	30	30
Foreign currency translation adjustments, net of tax	251	—	251	61	—	61
Balance, end of period	$888,748	$13,982	$902,730	$882,736	$13,992	$896,728
Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of April 30, 2013 are presented below (in thousands):

	April 30, 2013
	Carrying Value	Fair Value
6.50% Notes	$390,000	$420,713
Industrial Development Bonds	$41,200	$48,644
Other long-term debt	$5,983	$6,696

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$97,640	$97,640	$79,569	$79,569
Weighted-average shares outstanding	35,911	35,911	36,032	36,032
Effect of dilutive securities	—	863	—	672
Total shares	35,911	36,774	36,032	36,704
Net income per share attributable to Vail Resorts	$2.72	$2.66	$2.21	$2.17

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 25,000 and 42,000 for the three months ended April 30, 2013 and 2012, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2013 and 2012 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$97,611	$97,611	$70,250	$70,250
Weighted-average shares outstanding	35,835	35,835	36,034	36,034
Effect of dilutive securities	—	846	—	630
Total shares	35,835	36,681	36,034	36,664
Net income per share attributable to Vail Resorts	$2.72	$2.66	$1.95	$1.92

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 10,000 and 24,000 for the nine months ended April 30, 2013 and 2012, respectively.
On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. On March 4, 2013 the Company’s Board of Directors approved an approximate 10% increase to its annual cash dividend to an annual rate of $0.83 per share, subject to quarterly declaration. During the three and nine months ended April 30, 2013, the Company paid cash dividends of $0.2075 and $0.5825 per share, respectively ($7.5 million and $20.9 million, respectively, in the aggregate). During the three and nine months ended April 30, 2012, the Company paid cash dividends of $0.1875 and $0.4875 per share, respectively ($6.8 million and $17.6 million, respectively, in the aggregate). On June 5, 2013 the Company’s Board of Directors declared a quarterly cash dividend of $0.2075 per share payable on July 9, 2013 to stockholders of record as of June 24, 2013.

4.	Long-Term Debt
Long-term debt as of April 30, 2013, July 31, 2012 and April 30, 2012 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2013	July 31, 2012	April 30, 2012
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	390,000	390,000	390,000
Other	2013-2029	5,983	6,990	7,101
Total debt		489,758	490,765	490,876
Less: Current maturities (b)		518	990	1,119
Long-term debt		$489,240	$489,775	$489,757

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2013 reflected by fiscal year are as follows (in thousands):

2013	$9
2014	509
2015	533
2016	244
2017	257
Thereafter	488,206

Total debt	$489,758

The Company incurred gross interest expense of $8.4 million for both the three months ended April 30, 2013 and 2012, respectively, of which $0.5 million was amortization of deferred financing costs. The Company had no capitalized interest during the three months ended April 30, 2013 and 2012. The Company incurred gross interest expense of $25.3 million and $25.4 million for the nine months ended April 30, 2013 and 2012, respectively, of which $1.5 million was amortization of deferred financing costs in both years. The Company had no capitalized interest during the nine months ended April 30, 2013. The Company capitalized $0.1 million of interest during the nine months ended April 30, 2012.

5.	Acquisitions

Skiinfo
On February 1, 2012, the Company acquired the capital stock of Skiinfo, AS, a Norwegian company which owns and operates several European websites focused on the ski and snowboarding industry, for total cash consideration of $5.7 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and recorded $2.4 million in property, plant and equipment, $2.7 million in other assets, $1.8 million in goodwill, $0.7 million in indefinite-lived intangible assets, $0.5 million in other intangible assets (with a weighted-average amortization period of 6.7 years), and $2.6 million of assumed liabilities on the date of acquisition. The operating results of Skiinfo are reported within the Mountain segment.

Kirkwood Mountain Resort
On April 12, 2012, the Company acquired substantially all of the assets of Kirkwood Mountain Resort (“Kirkwood”), a mountain resort located in Lake Tahoe, California, for total cash consideration of approximately $18.2 million, net of cash assumed, subject to certain working capital adjustments as provided for in the purchase agreement. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and recorded $16.8 million in property, plant and equipment, $2.5 million in other assets, $0.8 million in indefinite-lived intangible assets, $1.2 million in other intangible assets (with a weighted-average amortization period of 21.5 years), and $3.1 million of assumed liabilities on the date of acquisition. The operating results of Kirkwood are reported within the Mountain segment.

Urban Ski Areas
In December 2012, the Company acquired all of the assets of two ski areas in the Midwest, Afton Alps in Minnesota and Mount Brighton in Michigan, for total cash consideration of $20.0 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $17.8 million in property, plant and equipment, $1.0 million in other assets, $2.0 million in goodwill, $1.0 million in other intangible assets (with a weighted-average amortization period of 10 years), and $1.8 million of assumed liabilities on the date of acquisition. The operating results of Afton Alps and Mount Brighton are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2013	July 31, 2012	April 30, 2012
Land and land improvements	$295,559	$281,729	$282,038
Buildings and building improvements	852,483	838,780	835,291
Machinery and equipment	599,199	563,309	566,466
Furniture and fixtures	254,671	243,587	240,367
Software	91,987	81,659	80,591
Vehicles	48,592	44,798	44,536
Construction in progress	27,273	36,979	26,341
Gross property, plant and equipment	2,169,764	2,090,841	2,075,630
Accumulated depreciation	(1,129,857)	(1,041,634)	(1,019,387)
Property, plant and equipment, net	$1,039,907	$1,049,207	$1,056,243
The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2013	July 31, 2012	April 30, 2012
Trade payables	$59,515	$56,508	$55,619
Deferred revenue	81,092	78,793	68,182
Accrued salaries, wages and deferred compensation	28,563	21,242	23,534
Accrued benefits	24,002	20,216	26,089
Deposits	12,173	12,031	12,310
Accrued interest	13,543	8,015	13,534
Other accruals	27,464	30,733	24,779
Total accounts payable and accrued liabilities	$246,352	$227,538	$224,047

The composition of other long-term liabilities follows (in thousands):

	April 30, 2013	July 31, 2012	April 30, 2012
Private club deferred initiation fee revenue	$133,578	$135,660	$136,740
Unfavorable lease obligation, net	34,055	36,058	36,726
Other long-term liabilities	58,512	61,151	60,457
Total other long-term liabilities	$226,145	$232,869	$233,923

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2013, the Employee Housing Entities had total assets of $30.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.9 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2013.

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
The table below summarizes the Company’s cash equivalents measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2013
Description	Balance at April 30, 2013	Level 1	Level 2	Level 3

Money Market	$49,025	$49,025	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

	Fair Value Measurement as of July 31, 2012
Description	Balance at July 31, 2012	Level 1	Level 2	Level 3
Money Market	$6,581	$6,581	$—	$—
Commercial Paper	$2,441	$—	$2,441	$—
Certificates of Deposit	$1,260	$—	$1,260	$—

	Fair Value Measurement as of April 30, 2012
Description	Balance at April 30, 2012	Level 1	Level 2	Level 3
Money Market	$1,392	$1,392	$—	$—
Commercial Paper	$6,993	$—	$6,993	$—
Certificates of Deposit	$1,890	$—	$1,890	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2013, July 31, 2012 and April 30, 2012, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of April 30, 2013, the Company had various other letters of credit in the amount of $58.4 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of April 30, 2013, July 31, 2012 and April 30, 2012, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue:
Lift tickets	$215,163	$188,712	$390,820	$342,411
Ski school	53,531	47,040	95,254	84,292
Dining	37,876	31,388	74,075	61,757
Retail/rental	66,329	60,144	176,802	160,958
Other	29,118	27,302	78,719	70,776
Total Mountain net revenue	402,017	354,586	815,670	720,194
Lodging	53,834	53,972	152,885	155,872
Total Resort net revenue	455,851	408,558	968,555	876,066
Real estate	13,840	12,587	39,937	34,784
Total net revenue	$469,691	$421,145	$1,008,492	$910,850
Operating expense:
Mountain	$207,953	$184,211	$536,498	$478,256
Lodging	45,446	47,103	142,055	149,497
Total Resort operating expense	253,399	231,314	678,553	627,753
Real estate	16,996	16,069	49,349	46,479
Total segment operating expense	$270,395	$247,383	$727,902	$674,232
Mountain equity investment income, net	$266	$336	$799	$944
Reported EBITDA:
Mountain	$194,330	$170,711	$279,971	$242,882
Lodging	8,388	6,869	10,830	6,375
Resort	202,718	177,580	290,801	249,257
Real estate	(3,156)	(3,482)	(9,412)	(11,695)
Total Reported EBITDA	$199,562	$174,098	$281,389	$237,562

Real estate held for sale and investment	$201,861	$248,262	$201,861	$248,262

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$199,562	$174,098	$281,389	$237,562
Depreciation and amortization	(33,730)	(33,266)	(98,827)	(95,245)
Loss on disposal of fixed assets, net	(224)	(90)	(757)	(1,123)
Investment income (loss), net	153	(18)	306	356
Interest expense, net	(8,359)	(8,443)	(25,268)	(25,226)
Income before provision for income taxes	157,402	132,281	156,843	116,324
Provision for income taxes	(59,814)	(52,753)	(59,329)	(46,108)
Net income	$97,588	$79,528	$97,514	$70,216
Net loss attributable to noncontrolling interests	52	41	97	34
Net income attributable to Vail Resorts, Inc.	$97,640	$79,569	$97,611	$70,250

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the three and nine months ended April 30, 2013. Since inception of its stock repurchase program through April 30, 2013, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of April 30, 2013, July 31, 2012, and April 30, 2012. Statements of operations and statements of comprehensive income (loss) are presented for the three and nine months ended April 30, 2013 and 2012. Statements of cash flows are presented for the nine months ended April 30, 2013 and 2012.
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

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$230,429	$7,306	$—	$237,735
Restricted cash	—	10,894	1,097	—	11,991
Trade receivables, net	—	70,424	3,309	—	73,733
Inventories, net	—	61,014	187	—	61,201
Other current assets	28,699	20,543	1,236	—	50,478
Total current assets	28,699	393,304	13,135	—	435,138
Property, plant and equipment, net	—	993,813	46,094	—	1,039,907
Real estate held for sale and investment	—	201,861	—	—	201,861
Goodwill, net	—	270,076	1,779	—	271,855
Intangible assets, net	—	72,563	19,476	—	92,039
Other assets	6,319	37,661	4,348	(9,459)	38,869
Investments in subsidiaries	1,885,121	(2,153)	—	(1,882,968)	—
Advances	(385,997)	382,375	3,622	—	—
Total assets	$1,534,142	$2,349,500	$88,454	$(1,892,427)	$2,079,669
Current liabilities:
Accounts payable and accrued liabilities	$12,856	$225,420	$8,076	$—	$246,352
Income taxes payable	13,173	—	—	—	13,173
Long-term debt due within one year	—	299	219	—	518
Total current liabilities	26,029	225,719	8,295	—	260,043
Long-term debt	390,000	41,502	57,738	—	489,240
Other long-term liabilities	27,852	197,158	10,594	(9,459)	226,145
Deferred income taxes	201,513	—	(2)	—	201,511
Total Vail Resorts, Inc. stockholders’ equity (deficit)	888,748	1,885,121	(2,153)	(1,882,968)	888,748
Noncontrolling interests	—	—	13,982	—	13,982
Total stockholders’ equity	888,748	1,885,121	11,829	(1,882,968)	902,730
Total liabilities and stockholders’ equity	$1,534,142	$2,349,500	$88,454	$(1,892,427)	$2,079,669

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,380	$7,673	$—	$46,053
Restricted cash	—	13,300	984	—	14,284
Trade receivables, net	—	64,185	1,558	—	65,743
Inventories, net	—	65,673	200	—	65,873
Other current assets	24,458	15,522	437	—	40,417
Total current assets	24,458	197,060	10,852	—	232,370
Property, plant and equipment, net	—	1,000,767	48,440	—	1,049,207
Real estate held for sale and investment	—	237,668	—	—	237,668
Goodwill, net	—	268,058	1,711	—	269,769
Intangible assets, net	—	72,751	19,319	—	92,070
Other assets	7,113	42,939	5,937	(9,459)	46,530
Investments in subsidiaries	1,775,195	(553)	—	(1,774,642)	—
Advances	(421,115)	418,001	3,114	—	—
Total assets	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614
Current liabilities:
Accounts payable and accrued liabilities	$6,542	$215,308	$5,688	$—	$227,538
Income taxes payable	20,721	—	—	—	20,721
Long-term debt due within one year	—	782	208	—	990
Total current liabilities	27,263	216,090	5,896	—	249,249
Long-term debt	390,000	41,817	57,958	—	489,775
Other long-term liabilities	28,104	203,589	10,635	(9,459)	232,869
Deferred income taxes	137,973	—	1,420	—	139,393
Total Vail Resorts, Inc. stockholders’ equity (deficit)	802,311	1,775,195	(553)	(1,774,642)	802,311
Noncontrolling interests	—	—	14,017	—	14,017
Total stockholders’ equity	802,311	1,775,195	13,464	(1,774,642)	816,328
Total liabilities and stockholders’ equity	$1,385,651	$2,236,691	$89,373	$(1,784,101)	$1,927,614

Supplemental Condensed Consolidating Balance Sheet
As of April 30, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$138,001	$9,109	$—	$147,110
Restricted cash	—	12,619	1,047	—	13,666
Trade receivables, net	—	62,390	2,743	—	65,133
Inventories, net	—	56,050	187	—	56,237
Other current assets	32,809	20,925	1,937	—	55,671
Total current assets	32,809	289,985	15,023	—	337,817
Property, plant and equipment, net	—	1,007,074	49,169	—	1,056,243
Real estate held for sale and investment	—	248,262	—	—	248,262
Goodwill, net	—	268,057	1,621	—	269,678
Intangible assets, net	—	74,327	19,388	—	93,715
Other assets	7,368	32,124	4,532	—	44,024
Investments in subsidiaries	1,857,590	2,147	—	(1,859,737)	—
Advances	(381,351)	387,860	(6,509)	—	—
Total assets	$1,516,416	$2,309,836	$83,224	$(1,859,737)	$2,049,739
Current liabilities:
Accounts payable and accrued liabilities	$12,852	$205,081	$6,114	$—	$224,047
Income taxes payable	19,005	—	—	—	19,005
Long-term debt due within one year	—	911	208	—	1,119
Total current liabilities	31,857	205,992	6,322	—	244,171
Long-term debt	390,000	41,799	57,958	—	489,757
Other long-term liabilities	28,105	204,455	1,363	—	233,923
Deferred income taxes	183,718	—	1,442	—	185,160
Total Vail Resorts, Inc. stockholders’ equity (deficit)	882,736	1,857,590	2,147	(1,859,737)	882,736
Noncontrolling interests	—	—	13,992	—	13,992
Total stockholders’ equity	882,736	1,857,590	16,139	(1,859,737)	896,728
Total liabilities and stockholders’ equity	$1,516,416	$2,309,836	$83,224	$(1,859,737)	$2,049,739

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$467,095	$6,406	$(3,810)	$469,691
Total operating expense	116	301,696	6,309	(3,772)	304,349
(Loss) income from operations	(116)	165,399	97	(38)	165,342
Other expense, net	(6,600)	(1,322)	(322)	38	(8,206)
Equity investment income, net	—	266	—	—	266
(Loss) income before benefit (provision) from income taxes	(6,716)	164,343	(225)	—	157,402
Benefit (provision) from income taxes	2,551	(62,452)	87	—	(59,814)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,165)	101,891	(138)	—	97,588
Equity in income (loss) of consolidated subsidiaries	101,805	(86)	—	(101,719)	—
Net income (loss)	97,640	101,805	(138)	(101,719)	97,588
Net loss attributable to noncontrolling interests	—	—	52	—	52
Net income (loss) attributable to Vail Resorts, Inc.	$97,640	$101,805	$(86)	$(101,719)	$97,640

Supplemental Condensed Consolidating Statement of Operations
For the three months ended April 30, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$417,945	$6,225	$(3,025)	$421,145
Total operating expense	98	277,907	5,721	(2,987)	280,739
(Loss) income from operations	(98)	140,038	504	(38)	140,406
Other expense, net	(6,637)	(1,514)	(348)	38	(8,461)
Equity investment income, net	—	336	—	—	336
(Loss) income before benefit (provision) from income taxes	(6,735)	138,860	156	—	132,281
Benefit (provision) from income taxes	2,626	(55,379)	—	—	(52,753)
Net (loss) income before equity in income of consolidated subsidiaries	(4,109)	83,481	156	—	79,528
Equity in income of consolidated subsidiaries	83,678	197	—	(83,875)	—
Net income	79,569	83,678	156	(83,875)	79,528
Net loss attributable to noncontrolling interests	—	—	41	—	41
Net income attributable to Vail Resorts, Inc.	$79,569	$83,678	$197	$(83,875)	$79,569

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,002,526	$15,780	$(9,814)	$1,008,492
Total operating expense	334	819,781	17,071	(9,700)	827,486
(Loss) income from operations	(334)	182,745	(1,291)	(114)	181,006
Other expense, net	(19,810)	(4,257)	(1,009)	114	(24,962)
Equity investment income, net	—	799	—	—	799
(Loss) income before benefit (provision) from income taxes	(20,144)	179,287	(2,300)	—	156,843
Benefit (provision) from income taxes	7,708	(67,225)	188	—	(59,329)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(12,436)	112,062	(2,112)	—	97,514
Equity in income (loss) of consolidated subsidiaries	110,047	(2,015)	—	(108,032)	—
Net income (loss)	97,611	110,047	(2,112)	(108,032)	97,514
Net loss attributable to noncontrolling interests	—	—	97	—	97
Net income (loss) attributable to Vail Resorts, Inc.	$97,611	$110,047	$(2,015)	$(108,032)	$97,611

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended April 30, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$907,169	$12,615	$(8,934)	$910,850
Total operating expense	39	766,644	12,736	(8,819)	770,600
(Loss) income from operations	(39)	140,525	(121)	(115)	140,250
Other expense, net	(19,922)	(4,022)	(1,041)	115	(24,870)
Equity investment income, net	—	944	—	—	944
(Loss) income before benefit (provision) from income taxes	(19,961)	137,447	(1,162)	—	116,324
Benefit (provision) from income taxes	8,206	(54,314)	—	—	(46,108)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(11,755)	83,133	(1,162)	—	70,216
Equity in income (loss) of consolidated subsidiaries	82,005	(1,128)	—	(80,877)	—
Net income (loss)	70,250	82,005	(1,162)	(80,877)	70,216
Net loss attributable to noncontrolling interests	—	—	34	—	34
Net income (loss) attributable to Vail Resorts, Inc.	$70,250	$82,005	$(1,128)	$(80,877)	$70,250

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended April 30, 2013
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$97,640	$101,805	$(138)	$(101,719)	$97,588
Foreign currency translation adjustments, net of tax	(202)	(202)	(202)	404	(202)
Comprehensive income (loss)	97,438	101,603	(340)	(101,315)	97,386
Comprehensive loss attributable to noncontrolling interests	—	—	52	—	52
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$97,438	$101,603	$(288)	$(101,315)	$97,438

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended April 30, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income	$79,569	$83,678	$156	$(83,875)	$79,528
Foreign currency translation adjustments, net of tax	61	61	61	(122)	61
Comprehensive income	79,630	83,739	217	(83,997)	79,589
Comprehensive loss attributable to noncontrolling interests	—	—	41	—	41
Comprehensive income attributable to Vail Resorts, Inc.	$79,630	$83,739	$258	$(83,997)	$79,630

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended April 30, 2013
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$97,611	$110,047	$(2,112)	$(108,032)	$97,514
Foreign currency translation adjustments, net of tax	251	251	251	(502)	251
Comprehensive income (loss)	97,862	110,298	(1,861)	(108,534)	97,765
Comprehensive loss attributable to noncontrolling interests	—	—	97	—	97
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$97,862	$110,298	$(1,764)	$(108,534)	$97,862

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended April 30, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$70,250	$82,005	$(1,162)	$(80,877)	$70,216
Foreign currency translation adjustments, net of tax	61	61	61	(122)	61
Comprehensive income (loss)	70,311	82,066	(1,101)	(80,999)	70,277
Comprehensive loss attributable to noncontrolling interests	—	—	34	—	34
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$70,311	$82,066	$(1,067)	$(80,999)	$70,311

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$46,034	$244,970	$341	$291,345
Cash flows from investing activities:
Capital expenditures	—	(64,765)	(696)	(65,461)
Acquisition of businesses	—	(19,958)	—	(19,958)
Other investing activities, net	—	943	(82)	861
Net cash used in investing activities	—	(83,780)	(778)	(84,558)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	96,000	—	96,000
Payments of other long-term debt	—	(96,781)	(208)	(96,989)
Dividends paid	(20,905)	—	—	(20,905)
Other financing activities, net	3,986	2,608	184	6,778
Advances	(29,115)	29,065	50	—
Net cash (used in) provided by financing activities	(46,034)	30,892	26	(15,116)
Effect of exchange rate changes on cash and cash equivalents	—	(33)	44	11
Net increase (decrease) in cash and cash equivalents	—	192,049	(367)	191,682
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$230,429	$7,306	$237,735

Supplemental Condensed Consolidating Statement of Cash Flows
For the nine months ended April 30, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$38,944	$193,371	$1,730	$234,045
Cash flows from investing activities:
Capital expenditures	—	(107,779)	(220)	(107,999)
Acquisition of businesses	—	(24,311)	832	(23,479)
Other investing activities, net	—	(944)	—	(944)
Net cash (used in) provided by investing activities	—	(133,034)	612	(132,422)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of long-term debt	—	(56,805)	(197)	(57,002)
Repurchase of common stock	(7,869)	—	—	(7,869)
Dividends paid	(17,559)	—	—	(17,559)
Other financing activities, net	1,502	86	190	1,778
Advances	(15,018)	15,018	—	—
Net cash (used in) provided by financing activities	(38,944)	14,299	(7)	(24,652)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	(4)
Net increase in cash and cash equivalents	—	74,636	2,331	76,967
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$138,001	$9,109	$147,110

13.     Subsequent Event
VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and affiliate companies of Talisker Corporation (“Talisker”) entered into a Transaction Agreement, Master Agreement of Lease (the “Lease”) and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons Resort, which includes the ski area and related amenities, effective May 29, 2013. Additionally, these documents set forth the rights and obligations of the parties with respect to the acquisition of certain real estate and personal property, future resort development, access, water rights, intellectual property, transition services, and rights with respect to ongoing litigation between the current operator and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of Park City Mountain Resort. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of Park City Mountain Resort will become subject to the Lease. If the outcome of the litigation is unfavorable to Talisker, the Company will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under Park City Mountain Resort is then included in the Lease.

The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company. The inclusion of the ski terrain of Park City Mountain Resort in the Lease would require no additional consideration from VR CPC, but the financial contribution, if any, of the additional ski terrain would be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payment component of the Lease payment as described above. The Parent Company has guaranteed the obligations of VR CPC under the Lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2012 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2013 and 2012 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.
The following Management’s Discussion and Analysis includes a discussion of the financial performance of each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measures to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.
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
Mountain Segment
The Mountain segment is comprised of the operations of ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood (acquired in April 2012) mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 54% and 53% of Mountain net revenue for the three months ended April 30, 2013 and 2012, respectively, and approximately 48% of Mountain segment net revenue for both the nine months ended April 30, 2013 and 2012.
Lift ticket revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests at our Colorado and Tahoe resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the 2012/2013 and 2011/2012 ski seasons, Destination guests comprised approximately 56% and 57%, respectively, of our skier visits, while In-State guests comprised approximately 44% and 43%, respectively, of our skier visits.
Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts/areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our ski resorts/areas to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts/areas. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts/areas generally in advance of the ski season and typically ski more days each season at our resorts/areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts/areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the 2012/2013 and 2011/2012 ski seasons, approximately 38% and 40%, respectively, of total lift ticket revenue was comprised of season pass revenue.
The cost structure of our ski resort/areas operations have a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
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
The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 94% and 92% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2013 and 2012, respectively, and 76% and 75% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2013 and 2012, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), golf operations and seasonally low operations from our other owned and managed properties and businesses.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, our management has identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2013, we began our pre-season pass sales program for the 2013/2014 ski season. Through May 28, 2013, our spring pre-season pass sales for the upcoming 2013/2014 ski season have increased approximately 18% in units and increased approximately 24% in sales dollars, compared to the prior year period ended May 29, 2012. However, we cannot predict if this favorable trend will continue through the Fall 2013 pass sales campaign or the overall impact that season pass sales will have on lift ticket revenue for the 2013/2014 ski season.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. For the nine months ended April 30, 2013 we have sold 20 units (with an additional one unit closing after April 30, 2013) at The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge and we currently have 22 units and 30 units, respectively, remaining available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•
During the nine months ended April 30, 2013, we announced our calendar 2013 capital expenditure plan which is estimated between approximately $130 million and $140 million and includes the largest number of planned improvements in our history; we completed the acquisition of two ski areas, Afton Alps in Minnesota and Mount Brighton in Michigan, for net cash consideration of approximately $20.0 million; and on March 4, 2013, our Board of Directors increased our regular quarterly cash dividend on our common stock approximately 10% to $0.2075 per share (or approximately $29.8 million annually). As of April 30, 2013, we had $237.7 million in cash and cash equivalents, as well as $333.8 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.2 million). Additionally, we believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities (primarily occurring during our fiscal second and third quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payment of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•
On May 29, 2013, we entered into a lease with Talisker pursuant to which we assumed resort operations of Canyons Resort which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights among others, to ongoing litigation between the current operator and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of Park City Mountain Resort. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of Park City Mountain Resort will become subject to our lease with Talisker, which we expect would be beneficial to us. If the outcome of the litigation is unfavorable, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under Park City Mountain Resort is then included in the lease. The lease between us and Talisker for Canyons Resort has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by

us. The inclusion of the ski terrain of Park City Mountain Resort in the lease would require no additional consideration from us, but the financial contribution, if any, of the additional ski terrain would be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payment component of the lease payment as described above. We will be finalizing the accounting for the Canyons Resort transaction, including the lease, in the coming months but we expect to record an obligation on our consolidated balance sheet of approximately $305.0 million in long-term debt (including capital lease obligations). Additionally, we cannot predict whether we will realize all of the synergies expected to arise from our operation of Canyons Resort nor can we predict the resources required to integrate its operations and the ultimate impact Canyons Resort will have on our future results of operations. Furthermore, if the litigation associated with the land under the ski terrain of Park City Mountain Resort results in an unfavorable outcome it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangible assets and/or long-lived assets recorded in conjunction with this transaction, negatively impacting our results of operations and stockholders' equity.

•
Under GAAP we test goodwill and indefinite-lived intangible assets for impairment annually, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2012 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS
Summary

Below is a summary of operating results for both the three and nine months ended April 30, 2013, compared to the three and nine months ended April 30, 2012 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Mountain Reported EBITDA	$194,330	$170,711	$279,971	$242,882
Lodging Reported EBITDA	8,388	6,869	10,830	6,375
Resort Reported EBITDA	202,718	177,580	290,801	249,257
Real Estate Reported EBITDA	(3,156)	(3,482)	(9,412)	(11,695)
Income before provision for income taxes	157,402	132,281	156,843	116,324
Net income attributable to Vail Resorts, Inc.	$97,640	$79,569	$97,611	$70,250
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2013 compared to the three months ended April 30, 2012
Mountain segment operating results for the three months ended April 30, 2013 and 2012 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Net Mountain revenue:
Lift tickets	$215,163	$188,712	14.0%
Ski school	53,531	47,040	13.8%
Dining	37,876	31,388	20.7%
Retail/rental	66,329	60,144	10.3%
Other	29,118	27,302	6.7%
Total Mountain net revenue	$402,017	$354,586	13.4%
Mountain operating expense:
Labor and labor-related benefits	$83,372	$73,946	12.7%
Retail cost of sales	23,795	22,633	5.1%
Resort related fees	22,445	20,827	7.8%
General and administrative	31,581	27,992	12.8%
Other	46,760	38,813	20.5%
Total Mountain operating expense	$207,953	$184,211	12.9%
Mountain equity investment income, net	266	336	(20.8)%
Mountain Reported EBITDA	$194,330	$170,711	13.8%

Total skier visits	3,756	3,244	15.8%
ETP	$57.29	$58.17	(1.5)%

Certain Mountain segment operating expenses presented above for the three months ended April 30, 2012 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $2.1 million and $1.6 million of stock-based compensation expense for the three months ended April 30, 2013 and 2012, respectively.

Mountain Reported EBITDA for the three months ended April 30, 2013 increased $23.6 million, or 13.8%, compared to the three months ended April 30, 2012, and includes incremental EBITDA of $4.4 million from the acquisitions of Kirkwood (acquired in April 2012), Afton Alps and Mount Brighton (acquired in December 2012) (the "Acquisitions"). Our results for the three months ended April 30, 2013 were positively impacted by increased skier visitation compared to the same period in the prior year at both our Colorado and Tahoe resorts, which included strong visitation during the peak Spring Break and the Easter holiday periods at our Colorado resorts and the addition of Kirkwood to our Tahoe resorts. However, our operating results were somewhat negatively impacted by dry conditions and warm temperatures experienced at our Tahoe resorts during the current year fiscal quarter slowing the strong momentum in skier visitation experienced during the first half of the ski season. Skier visitation to our Colorado and Tahoe resorts (including Kirkwood) was up 11.8% and 14.2%, respectively, for the three months ended April 30, 2013 compared to the same period in the prior year.

Total Mountain net revenue increased $47.4 million, or 13.4%, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012, which includes incremental revenue from the Acquisitions in total of $13.4 million. Excluding these incremental revenues, revenue increased $34.0 million, or 9.6%, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Lift revenue increased $26.5 million, or 14.0%, for the three months ended April 30, 2013 compared to the same period in the prior year, resulting from a $21.3 million, or 17.4%, increase in lift revenue excluding season pass revenue, as well as a $5.2 million, or 7.8%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in visitation excluding season pass holders of 14.6%, and an increase in ETP excluding season pass holders, of $1.78 or 2.3%. Excluding the Acquisitions, lift revenue excluding season pass holders increased $16.4 million, or 13.4%, driven by a 7.1% increase in visitation excluding season pass holders and an increase in ETP excluding season pass holders of $4.51, or 5.9%. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP decreased $0.88, or 1.5%, due primarily to higher visitation from our season pass holders on a per pass basis, mostly offset by price increases in both season passes and daily lift tickets.

Ski school revenue increased $6.5 million, or 13.8%, for the three months ended April 30, 2013 compared to the same period in the prior year, with our Colorado resorts ski school revenue increasing $4.3 million, or 10.7%, and our Tahoe resorts (including Kirkwood) ski school revenue increasing $2.0 million, or 30.1%, compared to the same period in the prior year. The increase in ski school revenue at our Colorado resorts was primarily due to an increase in skier visitation and higher pricing. Ski school revenue at our Tahoe resorts benefited from the increase in skier visitation primarily from the addition of Kirkwood, as well as an increase in yield per skier visit. Excluding the Acquisitions, ski school revenue increased $5.6 million, or 11.8%, and yield per skier visit increased 2.5%.

Dining revenue increased $6.5 million, or 20.7%, for the three months ended April 30, 2013 compared to the same period in the prior year, and was primarily attributable to our Colorado resorts generating a $3.7 million, or 15.6%, increase in revenue due to increased skier visitation and an increase in yield per skier visit. Dining revenue at our Tahoe resorts increased $2.0 million, or 26.3%, driven by the addition of Kirkwood and increased revenue at Heavenly which benefited from a higher yield per skier visit. Excluding the Acquisitions, dining revenue increased $4.4 million, or 13.9%, and yield per skier visit increased 4.5%.

Retail/rental revenue increased $6.2 million, or 10.3%, for the three months ended April 30, 2013 compared to the same period in the prior year, which was driven by an increase in retail sales of $3.0 million, or 7.7%, as well as an increase in rental revenue of $3.2 million, or 15.1%. The increase in retail sales was primarily attributed to a $2.3 million increase in sales from stores proximate to our Colorado resorts, and the addition of Kirkwood and Urban Ski Areas. The increase in rental revenue was generated primarily from stores proximate to our Colorado resorts which increased a combined $1.1 million, and stores proximate to our Tahoe resorts (including Kirkwood) and Any Mountain stores (in the San Francisco bay area) which increased a combined $0.9 million.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2013, other revenue increased $1.8 million, or 6.7%, compared to the same period in the prior year, primarily due to an increase in base area services and parking revenue, group events and additional revenue associated with other mountain recreation activity, partially offset by a decline in internet advertising revenue.

Operating expense increased $23.7 million, or 12.9%, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012, which includes incremental operating expense from the Acquisitions of $8.9 million and professional service fees associated with the Canyons Resort transaction of $2.6 million. Excluding these incremental expenses, operating expense increased $12.2 million, or 6.6%, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Labor and labor-related benefits (excluding the Acquisitions) increased $4.9 million, or 6.7%, primarily due to normal wage adjustments, higher bonus expense, increased staffing levels to support higher volumes primarily in mountain operations, ski school, on-mountain dining and higher store labor due primarily to new retail stores. Retail cost of sales increased $1.2 million, or 5.1%, on a 7.7% increase in retail sales and benefited from improved gross margins at stores proximate to our mountain resorts. General and administrative expense (excluding the Acquisitions) increased $2.7 million, or 9.5%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and a shift in allocated corporate expenses to the Mountain segment. Resort related fees (including Forest Services fees, other resort-related fees, credit card fees and commissions) increased $1.6 million, or 7.8%, due to overall increases in revenue upon which those fees are based. Other expense (excluding the Acquisitions and Canyons Resort transaction costs) increased $2.6 million, or 6.7%, which was driven by increased repairs and maintenance and variable operating expenses including food and beverage cost of sales, supplies expense and other operating expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012

Mountain segment operating results for the nine months ended April 30, 2013 and 2012 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Net Mountain revenue:
Lift tickets	$390,820	$342,411	14.1%
Ski school	95,254	84,292	13.0%
Dining	74,075	61,757	19.9%
Retail/rental	176,802	160,958	9.8%
Other	78,719	70,776	11.2%
Total Mountain net revenue	$815,670	$720,194	13.3%
Mountain operating expense:
Labor and labor-related benefits	$201,350	$176,775	13.9%
Retail cost of sales	75,230	67,590	11.3%
Resort related fees	40,830	38,648	5.6%
General and administrative	93,698	85,397	9.7%
Other	125,390	109,846	14.2%
Total Mountain operating expense	$536,498	$478,256	12.2%
Mountain equity investment income, net	799	944	(15.4)%
Mountain Reported EBITDA	$279,971	$242,882	15.3%

Total skier visits	6,977	6,142	13.6%
ETP	$56.02	$55.75	0.5%

Certain Mountain segment operating expenses presented above for the nine months ended April 30, 2012 have been reclassified to conform to the current fiscal year-to-date presentation.
Mountain Reported EBITDA includes $7.0 million and $5.9 million of stock-based compensation expense for the nine months ended April 30, 2013 and 2012, respectively.

Mountain Reported EBITDA for the nine months ended April 30, 2013 increased $37.1 million, or 15.3%, compared to the nine months ended April 30, 2012, and includes incremental EBITDA of $6.5 million from the acquisitions of Kirkwood (acquired in April 2012), Skiinfo (acquired in February 2012), Afton Alps and Mount Brighton (acquired in December 2012) (the "Acquisitions"). Our results for the nine months ended April 30, 2013 reflect an increase in revenues from higher overall visitation due to improved weather conditions during the 2012/2013 ski season compared to the 2011/2012 ski season. Our results also benefited from higher pricing, increased average guest spend on ancillary services and higher pass sales. Our Colorado resorts experienced strong results from the peak holiday periods of Christmas through Spring Break and Easter compared to the prior year, however these results were tempered by poor snowfall and unseasonably warm temperatures which occurred from the start of the ski season through the pre-Christmas holiday period which adversely impacted skier visitation to our Colorado resorts during this period. As such, skier visitation to our Colorado resorts increased 4.0% overall for the 2012/2013 ski season compared to the 2011/2012 ski season. Our Tahoe resorts experienced significantly better snowfall and weather conditions during first half of the 2012/2013 ski season which contributed to a significant increase in skier visitation to the Tahoe region combined with the addition of Kirkwood; however, the early momentum at our Tahoe resorts was slowed by dry conditions and warm temperatures experienced throughout the latter half of the 2012/2013 ski season. Overall, our Tahoe resorts saw an increase in skier visitation of 32.3% (including Kirkwood). Total mountain net revenue increased $95.5 million, or 13.3%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012 which includes incremental revenues from the Acquisitions of $30.1 million.
Lift revenue increased $48.4 million, or 14.1%, for the nine months ended April 30, 2013, compared to the same period in the prior year, resulting from a $36.4 million, or 17.6%, increase in lift revenue excluding season pass revenue, as well as a $12.0 million, or 8.9%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in visitation excluding season pass holders of 14.5%, and an increase in ETP excluding season pass holders, of $2.01 or 2.7%. Excluding the Acquisitions, lift revenue excluding season pass holders increased $26.4 million, or 12.8%, driven by a 5.7% increase in visitation excluding season pass holders and an increase in ETP excluding season pass holders of $4.94, or 6.7%. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP was relatively flat compared to prior year due primarily to price increases in both season passes and daily lift tickets offset by an increase in visitation from our season pass holders.
Ski school revenue for the nine months ended April 30, 2013 increased $11.0 million, or 13.0%, compared to the same period in the prior year, with our Colorado resorts ski school revenue increasing $5.7 million, or 7.9%, and our Tahoe resorts (including Kirkwood) ski school revenue increasing $4.8 million, or 39.6%, compared to the same period in the prior year. Ski school revenue benefited from the increase in skier visitation at both our Colorado and Tahoe resorts (as discussed above) and an increase in yield per skier visit of 2.1%. Excluding the Acquisitions, ski school revenue increased $9.1 million, or 10.8%, and yield per skier visit increased 4.4%.
Dining revenue for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, increased $12.3 million, or 19.9%, with our Tahoe resorts (including Kirkwood) generating a $5.9 million, or 40.4%, increase and our Colorado resorts providing a $4.8 million, or 10.2%, increase, both of which are primarily attributable to increased skier visitation and an increase in yield per skier visit. Excluding the Acquisitions, dining revenue increased $7.6 million, or 12.3%, and yield per skier visit increased 6.5% for the 2012/2013 ski season.

Retail/rental revenue increased $15.8 million, or 9.8%, for the nine months ended April 30, 2013 compared to the same period in the prior year, which was driven by an increase in retail sales of $10.2 million, or 8.5%, and an increase in rental revenue of $5.6 million, or 13.7%. The increase in retail sales was primarily attributed to our Any Mountain stores (in the San Francisco bay area) along with our stores proximate to our Tahoe resorts which sales increased a combined $5.3 million which benefited from increased skier visitation and the addition of Kirkwood; stores proximate to our Colorado resorts which sales increased a combined $3.4 million; and an increase in sales from our on-line retailer of $2.8 million; all of which was partially offset by sales declines occurring at our Colorado front range stores which were negatively impacted by unfavorable weather conditions during the early season. The increase in rental revenue was driven primarily by stores proximate to our Tahoe resorts (including Kirkwood) and Any Mountain stores (in the San Francisco bay area) which increased a combined $2.6 million and stores proximate to our Colorado resorts which increased a combined $0.9 million.
Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the nine months ended April 30, 2013, other revenue increased $7.9 million, or 11.2%, compared to the nine months ended April 30, 2012, primarily due to incremental internet advertising revenue from Skiinfo of $2.2 million, an increase in strategic alliance marketing revenue, increased employee housing revenue, an increase in summer activities revenue and additional revenue associated with other mountain recreation activity.

Operating expense increased $58.2 million, or 12.2%, during the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, which includes incremental operating expense from the Acquisitions of $23.6 million and professional service fees associated with the Canyons Resort transaction of $2.6 million. Excluding these incremental expenses, operating expense increased $32.0 million, or 6.7%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012. Labor and labor-related benefits (excluding incremental expense from the Acquisitions) increased $13.2 million, or 7.5%, primarily due to normal wage adjustments, higher bonus expense, increased staffing levels to support higher volumes primarily in ski school, mountain operations, on-mountain dining, summer operations and higher store labor primarily due to new retail stores. Retail cost of sales increased $7.6 million, or 11.3%, primarily due to an increase in overall retail sales, including higher on-line sales which generates a lower gross margin. General and administrative expense (excluding incremental expense from the Acquisitions) increased $5.4 million, or 6.3%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and higher costs associated with employee housing, and a shift in allocated corporate expenses to the Mountain segment, partially offset by lower employee medical costs. Resort related fees (including Forest Services fees, other resort-related fees, credit card fees and commissions) increased $2.2 million, or 5.6%, due to overall increases in revenue upon which those fees are based. Other expense (excluding incremental expense from the Acquisitions and Canyons Resort transaction costs) increased $5.5 million, or 5.0%, which was driven by higher operating expenses including food and beverage cost of sales, rent expense, and supplies expense, partially offset by lower utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2013 compared to the three months ended April 30, 2012
Lodging segment operating results for the three months ended April 30, 2013 and 2012 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Lodging net revenue:
Owned hotel rooms	$10,966	$10,169	7.8%
Managed condominium rooms	16,110	14,921	8.0%
Dining	6,044	5,704	6.0%
Transportation	8,756	8,097	8.1%
Other	9,180	9,439	(2.7)%
	51,056	48,330	5.6%
Payroll cost reimbursements	2,778	5,642	(50.8)%
Total Lodging net revenue	$53,834	$53,972	(0.3)%
Lodging operating expense:
Labor and labor-related benefits	$21,384	$21,059	1.5%
General and administrative	7,553	7,457	1.3%
Other	13,731	12,945	6.1%
	42,668	41,461	2.9%
Reimbursed payroll costs	2,778	5,642	(50.8)%
Total Lodging operating expense	$45,446	$47,103	(3.5)%
Lodging Reported EBITDA	$8,388	$6,869	22.1%

Owned hotel statistics:
ADR	$244.97	$232.10	5.5%
RevPar	$157.73	$140.14	12.6%
Managed condominium statistics:
ADR	$382.80	$376.71	1.6%
RevPar	$145.48	$136.41	6.6%
Owned hotel and managed condominium statistics (combined):
ADR	$330.70	$321.48	2.9%
RevPar	$148.71	$137.42	8.2%

Lodging Reported EBITDA includes $0.5 million and $0.4 million of stock-based compensation expense for the three months ended April 30, 2013 and 2012, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended April 30, 2013 increased $2.7 million, or 5.6%, as compared to the three months ended April 30, 2012. Revenue from owned hotel rooms increased $0.8 million, or 7.8%, for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012, driven by a 5.5% increase in ADR and a 4.0 percentage point increase in occupancy. Occupancy for owned properties was favorably impacted by increased skier visitation at our Colorado resorts (as discussed in the Mountain segment). Revenue from managed condominium rooms increased $1.2 million, or 8.0%, primarily driven by the addition of managed condominium rooms at Kirkwood, and an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation.

Dining revenue for the three months ended April 30, 2013 increased $0.3 million, or 6.0%, compared to the three months ended April 30, 2012, primarily due to improved revenue at The Arrabelle's Tavern on the Square in Vail and an increase in group business at our Keystone resort. Transportation revenue for the three months ended April 30, 2013 increased $0.7 million, or 8.1%, as compared to the three months ended April 30, 2012, primarily due to the increased skier visitation to our Colorado resorts which drove an 11.4% increase in total passengers compared to prior year. Other revenue decreased $0.3 million, or 2.7%, compared to the same period in the prior year primarily due to lower revenue from managed hotel properties as a result of the previously announced RockResorts reorganization plan, partially offset by an increase in conference services provided to our group business at our Keystone resort.

Operating expense (excluding reimbursed payroll costs) increased $1.2 million, or 2.9%, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Labor and labor-related benefits increased $0.3 million, or 1.5%, primarily due to normal wage increases and higher staffing levels associated with increased occupancy, partially offset by a reduction in overhead labor costs associated with the RockResorts reorganization plan. General and administrative expense increased $0.1 million, or 1.3%, primarily due to higher Lodging segment component of allocated corporate costs, mostly offset by savings from the RockResorts reorganization plan. Other expense increased $0.8 million, or 6.1%, primarily due to higher variable operating costs including higher food and beverage cost of sales and other operating expense (e.g. credit card fees, travel agent commissions, fuel and supplies-room amenities expense).

Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012
Lodging segment operating results for the nine months ended April 30, 2013 and 2012 are presented by category as follows (in thousands, except ADR and RevPAR”)):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Lodging net revenue:
Owned hotel rooms	$33,566	$30,892	8.7%
Managed condominium rooms	36,529	34,061	7.2%
Dining	22,146	20,356	8.8%
Transportation	17,570	16,888	4.0%
Golf	7,711	7,636	1.0%
Other	26,868	27,149	(1.0)%
	144,390	136,982	5.4%
Payroll cost reimbursements	8,495	18,890	(55.0)%
Total Lodging net revenue	$152,885	$155,872	(1.9)%
Lodging operating expense:
Labor and labor-related benefits	$66,306	$64,467	2.9%
General and administrative	21,814	22,615	(3.5)%
Other	45,440	43,525	4.4%
	133,560	130,607	2.3%
Reimbursed payroll costs	8,495	18,890	(55.0)%
Total Lodging operating expense	$142,055	$149,497	(5.0)%
Lodging Reported EBITDA	$10,830	$6,375	69.9%

Owned hotel statistics:
ADR	$212.16	$211.46	0.3%
RevPar	$128.40	$118.01	8.8%
Managed condominium statistics:
ADR	$358.09	$346.77	3.3%
RevPar	$98.92	$95.77	3.3%
Owned hotel and managed condominium statistics (combined):
ADR	$287.46	$282.71	1.7%
RevPar	$107.75	$102.62	5.0%
Lodging Reported EBITDA includes $1.4 million of stock-based compensation expense for both the nine months ended April 30, 2013 and 2012.
Total Lodging net revenue (excluding payroll cost reimbursements) for the nine months ended April 30, 2013 increased $7.4 million, or 5.4%, as compared to the nine months ended April 30, 2012, which increase includes $1.9 million of incremental revenue from Flagg Ranch (a NPS concessionaire contract that was awarded in November 2011) for the nine months ended April 30, 2013. Additionally, Flagg Ranch contributed $0.6 million of incremental EBITDA for the nine months ended April 30, 2013. Excluding the impact of Flagg Ranch, total Lodging net revenue (before payroll cost reimbursements) increased $5.5 million, or 4.0%, which is largely attributable to an increase in transient revenue at our Colorado mountain properties resulting from improved visitation and the addition of managed condominium units at Kirkwood, partially offset by a decline in revenue at GTLC primarily due to adverse conditions from wild fires in the region during the three months ended October 31, 2012.

Revenue from owned hotel rooms increased $2.7 million, or 8.7%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, which includes $1.0 million of incremental room revenue from Flagg Ranch for the nine months ending April 30, 2013. Owned room revenue was also positively impacted by our Colorado lodging properties, which revenue increased $2.0 million, resulting from improved summer visitation and an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts during the 2012/2013 ski season. Partially offsetting the increase was a decrease in transient revenue of $0.3 million at GTLC for the three months ended October 31, 2012 compared to the same period in the prior year due to the adverse conditions caused by wild fires. Revenue from managed condominium rooms increased $2.5 million, or 7.2%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, and was primarily attributable to the additional managed condominium units at Kirkwood, and an increase in transient guest visitation at our managed condominium rooms in Colorado and the Tahoe region due to increased skier visitation.

Dining revenue for the nine months ended April 30, 2013 increased $1.8 million, or 8.8%, as compared to the nine months ended April 30, 2012, primarily due to an increase in group business at our Keystone resort resulting in a $0.9 million increase in revenue, increased dining revenue at The Arrabelle as well as at the DoubleTree in Breckenridge, and incremental dining revenue from Flagg Ranch. Transportation revenue increased $0.7 million, or 4.0%, during the nine months ended April 30, 2013 compared to the same period in the prior year, primarily due to the increase in skier visitation at our Colorado resorts which resulted in an increase in total passengers of 9.6%. Other revenue decreased $0.3 million, or 1.0%, as compared to the prior year due to lower revenue from managed hotel properties as a result of the previously announced RockResorts reorganization plan, partially offset by an increase in conference services provided to our group business and an increase in retail and ancillary revenue resulting from the addition of Flagg Ranch.

Operating expense (excluding reimbursed payroll costs) increased $3.0 million, or 2.3%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012. Labor and labor-related benefits increased $1.8 million, or 2.9%, resulting from normal wage adjustments, an increase in contract labor associated with increased occupancy, increased conference services provided to our group business, and incremental labor costs associated with Kirkwood and Flagg Ranch of $0.9 million, partially offset by a reduction in overhead labor associated with the RockResorts reorganization plan. Other expense increased $1.9 million, or 4.4%, primarily due to incremental expenses associated with Kirkwood and Flagg Ranch of $1.2 million, higher variable operating costs including higher food and beverage cost of sales, partially offset by a decrease in reimbursable costs (other than payroll) from managed hotel properties due to the RockResorts reorganization plan. General and administrative expense decreased $0.8 million, or 3.5%, for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, as a result of the RockResorts reorganization plan, partially offset by higher Lodging segment component of allocated corporate costs.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs for the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.

Real Estate Segment

Three months ended April 30, 2013 compared to the three months ended April 30, 2012
Real Estate segment operating results for the three months ended April 30, 2013 and 2012 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Total Real Estate net revenue	$13,840	$12,587	10.0%
Real Estate operating expense:
Cost of sales (including sales commission)	11,350	10,055	12.9%
Other	5,646	6,014	(6.1)%
Total Real Estate operating expense	16,996	16,069	5.8%
Real Estate Reported EBITDA	$(3,156)	$(3,482)	9.4%
Real Estate Reported EBITDA includes $0.3 million and $0.5 million of stock-based compensation expense for the three months ended April 30, 2013 and 2012, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2013

Real Estate segment net revenue for the three months ended April 30, 2013 was driven by the closing of seven condominium units at One Ski Hill Place ($7.5 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $871) and two condominium units at The Ritz-Carlton Residences, Vail ($5.3 million of revenue with an average selling price per unit of $2.6 million and a price per square foot of $1,219). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.6 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended April 30, 2013 included cost of sales of $10.6 million resulting from the closing of seven condominium units at One Ski Hill Place (average cost per square foot of $729) and from the closing of two condominium units at The Ritz-Carlton Residences, Vail (cost per square foot of $992). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $5.6 million (including $0.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments.

Three months ended April 30, 2012

Real Estate segment net revenue for the three months ended April 30, 2012 was driven primarily by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($10.7 million of revenue with an average selling price per unit of $2.7 million and a price per square foot of $1,112). The average price per square foot of this project is driven by its premier location and the comprehensive and exclusive amenities related to this project. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.7 million of rental revenue from placing certain of our unsold units into our rental program.

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

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012
Real Estate segment operating results for the nine months ended April 30, 2013 and 2012 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2013	2012
Total Real Estate net revenue	$39,937	$34,784	14.8%
Real Estate operating expense:
Cost of sales (including sales commission)	33,585	28,417	18.2%
Other	15,764	18,062	(12.7)%
Total Real Estate operating expense	49,349	46,479	6.2%
Real Estate Reported EBITDA	$(9,412)	$(11,695)	19.5%
Real Estate Reported EBITDA includes $1.1 million and $2.0 million of stock-based compensation expense for the nine months ended April 30, 2013 and 2012, respectively.

Nine months ended April 30, 2013

Real Estate segment net revenue for the nine months ended April 30, 2013 was driven by the closing of ten condominium units at The Ritz-Carlton Residences, Vail ($25.7 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,195) and ten condominium units at One Ski Hill Place ($10.8 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $898). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $1.4 million of rental revenue from placing unsold units into our rental program.

Operating expense for the nine months ended April 30, 2013 included cost of sales of $31.3 million resulting from the closing of ten condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $987) and from the closing of ten condominium units at One Ski Hill Place (average cost per square foot of $751). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $2.3 million were incurred commensurate with revenue recognized. Other operating expense of $15.8 million (including $1.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments.

Nine months ended April 30, 2012

Real Estate segment net revenue for the nine months ended April 30, 2012 was driven primarily by the closing of nine condominium units at The Ritz-Carlton Residences, Vail ($22.4 million of revenue with an average selling price per unit of $2.5 million and an average price per square foot of $1,119) and six condominium units at One Ski Hill Place ($7.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $981). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $1.5 million of rental revenue from placing certain of our unsold units into our rental program.

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

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2013 increased $0.5 million and $3.6 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in the Acquisitions.

Income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2013 was 38.0% and 37.8%, respectively, compared to the effective tax rate provision for the three and nine months ended April 30, 2012 of 39.9% and 39.6%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.3 million and a $0.4 million income tax benefit in the nine months ended April 30, 2013 and 2012, respectively, due primarily to a reversal of income tax contingencies resulting from the expiration of the statute of limitations and other discrete tax items.

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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Mountain Reported EBITDA	$194,330	$170,711	$279,971	$242,882
Lodging Reported EBITDA	8,388	6,869	10,830	6,375
Resort Reported EBITDA	202,718	177,580	290,801	249,257
Real Estate Reported EBITDA	(3,156)	(3,482)	(9,412)	(11,695)
Total Reported EBITDA	199,562	174,098	281,389	237,562
Depreciation and amortization	(33,730)	(33,266)	(98,827)	(95,245)
Loss on disposal of fixed assets, net	(224)	(90)	(757)	(1,123)
Investment income (loss), net	153	(18)	306	356
Interest expense, net	(8,359)	(8,443)	(25,268)	(25,226)
Income before provision for income taxes	157,402	132,281	156,843	116,324
Provision for income taxes	(59,814)	(52,753)	(59,329)	(46,108)
Net income	97,588	79,528	97,514	70,216
Net loss attributable to noncontrolling interests	52	41	97	34
Net income attributable to Vail Resorts, Inc.	$97,640	$79,569	$97,611	$70,250
The following table reconciles Net Debt to long-term debt (in thousands):

	April 30,
	2013	2012
Long-term debt	$489,240	$489,757
Long-term debt due within one year	518	1,119
Total debt	489,758	490,876
Less: cash and cash equivalents	237,735	147,110
Net Debt	$252,023	$343,766
LIQUIDITY AND CAPITAL RESOURCES
Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $191.7 million and $77.0 million of cash during the nine months ended April 30, 2013 and 2012, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $237.7 million of cash and cash equivalents at April 30, 2013, we have available $333.8 million for borrowing under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.2 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Facility, if needed, and proceeds from future real estate closings. We believe the Credit Facility, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012
We generated $291.3 million of cash from operating activities during the nine months ended April 30, 2013, an increase of $57.3 million compared to $234.0 million of cash generated during the nine months ended April 30, 2012. The increase in operating cash flows was primarily a result of the increase in Resort Reported EBITDA for the nine months ended April 30,

2013 compared to the nine months ended April 30, 2012, and an increase in proceeds from real estate closings that occurred in the nine months ended April 30, 2013, which generated $35.0 million in proceeds (net of sales commissions and deposits previously received) compared to $28.9 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the nine months ended April 30, 2012. Additionally, cash flow from operations increased due to a net deduction in inventory balances of $7.4 million and an increase in accounts payable of $6.2 million.

Cash used in investing activities for the nine months ended April 30, 2013 decreased by $47.9 million compared to the nine months ended April 30, 2012, due to a $42.5 million decrease in resort capital expenditures during the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, as well as a decrease in cash used for the acquisitions of businesses of $3.5 million.

Cash used in financing activities decreased $9.5 million during the nine months ended April 30, 2013, compared to the nine months ended April 30, 2012, due to the repurchase of common stock for $7.9 million during the nine months ended April 30, 2012 and an increase in proceeds from the exercise of stock options and tax benefits recognized on the vesting and exercise of stock awards of $4.9 million during the nine months ended April 30, 2013 compared to the nine months ended April 30, 2012, partially offset by an increase in the payment of cash dividends on common stock of $3.3 million during the nine months ended April 30, 2013 compared to the same period in the prior year.

Significant Uses of Cash
Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts/areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $130 million to $140 million of resort capital expenditures for calendar year 2013. Included in these capital expenditures are approximately $47 million to $52 million, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $13 million was spent for capital expenditures in calendar year 2013 as of April 30, 2013, leaving approximately $117 million to $127 million to spend in the remainder of calendar year 2013. Discretionary expenditures for calendar year 2013 include terrain expansion on Peak 6 at Breckenridge that includes the installation of two new chairlifts; a new on-mountain restaurant at Beaver Creek that more than doubles the existing restaurant's seating capacity; a new six-person chairlift at Vail; investment in energy efficient snowmaking equipment and technology; the final phase of renovations at the DoubleTree by Hilton in Breckenridge, an owned lodging property; among other projects. Also included in our calendar year 2013 plan is approximately $25 million of resort capital expenditures for the first phase of our new summer activities plans, Epic Discovery, at six of our resorts; and approximately $20 million of improvements at our Urban Ski Areas. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
Principal payments on the vast majority of our long-term debt ($487.9 million of the total $489.8 million debt outstanding as of April 30, 2013) are not due until fiscal 2019 and beyond. As of April 30, 2013 and 2012, total long-term debt (including long-term debt due within one year) was $489.8 million and $490.9 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $343.8 million as of April 30, 2012 to $252.0 million as of April 30, 2013, primarily as a result of an increase in our cash and cash equivalents at April 30, 2013, compared to the prior year.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of April 30, 2013. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the nine months ended April 30, 2013 we did not repurchase any shares of common stock. Since inception of this stock repurchase program through April 30, 2013, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration, and on March 5, 2012 approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. Additionally, on March 4, 2013, our Board of Directors approved an approximate 10% increase to our annual cash dividend on our common stock commencing with the cash dividend paid on April 9, 2013 to stockholders of record as of March 25, 2013. During the nine months ended April 30, 2013, the Company paid a cash dividend of $0.5825 per share ($20.9 million in the aggregate). On June 5, 2013 the Company's Board of Directors declared a quarterly cash dividend of $0.2075 per share payable on July 9, 2013 to stockholders of record as of June 24, 2013. The annual cash dividend is currently expected to be $0.83 per share (or $29.8 million annually based upon shares outstanding as of April 30, 2013), subject to quarterly declaration. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

On May 29, 2013, we entered into a lease and ancillary transaction documents with Talikser pursuant to which we assumed resort operations of Canyons Resort which includes the ski area and related amenities. The lease between us and Talisker for Canyons Resort has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. The inclusion of the ski terrain of Park City Mountain Resort in the lease would require no additional consideration from us, but the financial contribution, if any, of the additional ski terrain would be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payment component of the lease payment as described above.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2013. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2013. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	demand for planned summer activities and our ability to successfully obtain necessary approvals and construct the planned improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits from the lease of Canyons Resort operations or future acquisitions;

•	the outcome of pending litigation regarding the ski terrain of Park City Mountain Resort;

•	adverse consequences on lease payment obligations for Canyons Resort due to increases in CPI; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2013, we had $52.6 million of variable rate indebtedness, representing approximately 10.7% of our total debt outstanding, at an average interest rate during both the three and nine months ended April 30, 2013 of 0.2%. Based on variable-rate borrowings outstanding as of April 30, 2013, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011)(File No. 001-09614).

4.1	Supplemental Indenture, dated April 26, 2013, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	23

10.1	Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Resorts, Inc. and Robert A. Katz.	30

10.2	Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Holdings, Inc. and Blaise Carrig.	31

10.3	Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Holdings, Inc. and John McD. Garnsey.	32

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	33

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	34

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

101
The following information from the Company's Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Condensed Balance Sheets as of April 30, 2013 (unaudited), July 31, 2012, and April 30, 2012 (unaudited); (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2013 and April 30, 2012; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2013 and April 30, 2012; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2013 and April 30, 2012; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 6, 2013	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: June 6, 2013	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)