Form 10-K
period 2013-07-31
VAIL RESORTS INC
filed 2013-09-27
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $52.85 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,881,908,432.
As of September 20, 2013, 35,964,133 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2013 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	demand for planned summer activities and our ability to successfully obtain necessary approvals and construct the planned improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits from the lease of Canyons Resort operations or future acquisitions;

•	the outcome of pending litigation regarding the ski terrain of Park City Mountain Resort;

•	adverse consequences on lease payment obligations for Canyons due to increases in the consumer price index, or CPI; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.
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

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 77%, 19% and 4%, respectively, of our net revenue for our fiscal year ended July 31, 2013 (“Fiscal 2013”).

Our Mountain segment operates eight world-class ski resort properties and two urban ski areas as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to our ski resorts, certain National Park Service concessionaire properties including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses. Collectively, the Mountain and Lodging segments are considered the Resort segment. Our Real Estate segment owns and develops real estate in and around our resort communities. Financial information by segment is presented in Note 13, Segment Information, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Mountain Segment

Our portfolio of world-class ski resorts and urban ski areas currently includes:

•
Vail Mountain (“Vail Mountain”) - the single most visited ski resort in the United States for the 2012/2013 ski season and the single largest ski mountain in the United States. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort's rustic Blue Sky Basin.

•
Breckenridge Ski Resort (“Breckenridge”) - the second most visited ski resort in the United States for the 2012/2013 ski season and host of the highest chairlift in North America, the Imperial Express SuperChair, reaching 12,840 feet and offering above tree line expert terrain. Breckenridge is well known for its historic town, vibrant nightlife and progressive and award-winning pipes and parks.

•
Keystone Resort (“Keystone”) - the fourth most visited ski resort in the United States for the 2012/2013 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the slopes.

•
Beaver Creek Resort (“Beaver Creek”) - the fifth most visited ski resort in the United States for the 2012/2013 ski season. Beaver Creek is a European -style resort with multiple villages and also includes a world renowned children's ski school program focused on providing a first-class experience with unique amenities such as a dedicated children's gondola. Beaver Creek also annually hosts the only North American men's World Cup downhill races.

•
Heavenly Mountain Resort (“Heavenly”) - the sixth most visited ski resort in the United States for the 2012/2013 ski season and the second largest ski resort in the United States with over 4,800 skiable acres. Heavenly, located near the South Shore of Lake Tahoe, straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly boasts the largest snowmaking capacity in the Lake Tahoe region and offers great nightlife including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - Northstar is located near the North Shore of Lake Tahoe and offers over 3,000 skiable acres. Northstar is host to a modern base area village featuring unique shops and restaurants, a conference center, a 9,000 square-foot skating rink and on-site lodging and is the premier luxury resort destination near Lake Tahoe.

•
Kirkwood Mountain Resort (“Kirkwood”) - Kirkwood is located southwest of South Lake Tahoe and offers a unique location atop the Sierra Crest with elevations ranging 7,800 to 9,800 feet. Kirkwood is recognized by skiers and snowboarders as offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

•
Canyons Resort ("Canyons") - Canyons (transaction entered into in May 2013) is the largest ski resort in Utah offering over 4,000 skiable acres and features a modern base area located less than 35 miles from the Salt Lake City International Airport. The resort has benefited from $75 million in recent resort improvements and offers guests an outstanding ski experience and is adjacent to the historic downtown of Park City and all of its distinctive restaurants and nightlife.

•
Urban ski areas - Afton Alps Ski Area ("Afton Alps") (acquired in December 2012) is the largest ski area near a major city in the Midwest (33 miles from the Minneapolis-St. Paul metropolitan area) and offers 48 trails on 300 skiable acres, with night skiing, riding and tubing. Mount Brighton Ski Area ("Mt. Brighton") (acquired in December 2012) is located 43 miles from Detroit and offers 26 trails on 130 skiable acres offering night skiing and riding.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains, Heavenly, Northstar and Kirkwood, located in the Lake Tahoe region of California/Nevada, and Canyons, located in Utah, are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Each resort offers a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, children's activities and other recreational activities.

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

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 478 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2012/2013 ski season, combined skier visits for all ski areas in the United States were approximately 56.9 million and all North American skier visits were approximately 75.5 million. Our ski resorts and ski areas had approximately 7.0 million skier visits during the 2012/2013 ski season, or approximately 12.3% of United States skier visits, and an approximate 9.3% share of the North American market's skier visits. Our principal markets are Colorado and the Lake Tahoe region.

Our Colorado ski resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort. Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of our Colorado resorts, catering to both the Colorado Front Range and destination-skier markets. All Colorado ski resorts combined recorded approximately 11.5 million skier visits for the 2012/2013 ski season with skier visits at our Colorado ski resorts totaling 5.0 million, or approximately 43.5% of all Colorado skier visits for the 2012/2013 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entire California market and making it a convenient destination for both day skiers and destination guests. Heavenly located near the South Shore of Lake Tahoe, Northstar, located near the North Shore of Lake Tahoe, and Kirkwood, located about 35 miles southwest of South Lake Tahoe are popular year-round vacation destinations, featuring extensive summer attractions in addition to their winter sports offerings. Heavenly, Northstar and Kirkwood are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have 33 ski areas. Our Lake Tahoe resorts had 1.7 million skier visits for the 2012/2013 ski season, capturing approximately 25.0% of California's and Nevada's approximately 6.8 million total skier visits for the 2012/2013 ski season.

Competition

There are significant barriers to entry for new ski areas due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new major resorts in North America for more than 30 years, which has and should continue to allow the best positioned resorts, including all of our resorts, to capture a majority of future industry growth. Our resorts compete with other major destination ski resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest and Southwest, and other destination ski areas worldwide and non-ski related vacation options and destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the eight best seasons occurring in the past 10 years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier. Better capitalized ski resorts, including our mountain resorts, are expanding their offerings as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain, on-mountain dining venues as well as amenities at the base areas of the resorts, including dining, retail and lodging, all of which are aimed at increasing guest visitation and revenue per skier visit.

Summer tourism in Colorado and Lake Tahoe exceeds winter tourism which provides for a strong summer business opportunity. Our mountain resorts offer non-ski season attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip line tours, alpine slide and coaster, children's activities and other recreational activities. In the fall of 2011, the Ski Area Recreational Opportunities Enhancement Act was enacted into law which will allow our ski resorts on Forest Service land to offer more summer-season recreational opportunities. We have a new comprehensive summer activities plan for Vail Mountain, which will include a number of new activities, including zip lines, ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers. Similar plans have been submitted for Breckenridge and Heavenly with smaller scale improvements planned for Beaver Creek, Keystone and Northstar. We believe these new activities are already popular with summer travelers and will introduce a new guest demographic to our mountain resorts.

We believe that we invest more in capital improvements than the vast majority of our competitors and that we can also create operating synergies by operating multiple resorts, thus enhancing our profitability. Additionally, through our sales of season passes, we provide our guests with a strong value option, in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. All of our mountain resorts, with the exception of Kirkwood, typically rank in the 25 most visited ski resorts in the United States. Additionally, most of our mountain resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our resorts' ability to provide a high-quality experience.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2012/2013 (the “Kottke Survey”) and other industry publications.

All of our ski resorts maintain the distinction of competing effectively as both market leaders and quality leaders. The following factors contribute directly to each resort's success:

Exceptional mountain experience --

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All eight of our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each resort is also fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities to the resort's guests, some of which we own or manage.

•	Snow Conditions

Our mountain resorts are located in areas that generally receive significantly higher than average snowfall compared to most other ski resort locations in the United States. Our resorts in the Colorado Rocky Mountains, the Sierra Nevada Mountains, and in the Wasatch Range of the Rocky Mountains in Utah all receive average yearly snowfall between 20 and 39 feet. Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service

We systematically upgrade our lifts to streamline skier traffic and maximize guest experience. In the past several years, we have installed several high-speed chairlifts and gondolas across our mountain resorts, including a state-of-the-art ten passenger gondola at Vail; an eight-passenger gondola at Keystone with a mid-station feature; an eight-passenger gondola at Breckenridge with two mid-station features; an eight-passenger gondola at Beaver Creek; a four-passenger high-speed chairlift servicing Vail Mountain's back bowls; and high speed chairlifts at both Beaver Creek and Northstar. Additionally, for the 2013/2014 ski season we expect to have installed a new high-speed, six person chairlift and a new fixed-grip chairlift to access the Peak 6 area in Breckenridge and a new high-speed, six person chairlift to replace Vail's Chair 4.

•	Terrain Parks

Our mountain resorts and Urban ski areas are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders. Each of our mountain resorts have multiple terrain parks that include progressively-challenging features. These park structures, coupled with freestyle ski school programs, promote systematic learning from basic to professional skills.

Extraordinary service and amenities --

•	Commitment to the Guest Experience

Our mission is to provide quality service at every level of the guest experience. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, in-house travel center (or for certain items through our comprehensive websites) to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and air and ground travel. On-mountain ambassadors engage guests and answer questions and all personnel, from lift operators to ski patrol, convey a guest-oriented culture. In addition, we introduced our ski and snowboard application EpicMix during the 2010/2011 ski season which, through the use of radio frequency technology, captures a guest's activity on the slopes (e.g. days and vertical feet skied, chairlifts ridden) and allows a guest to share his or her experience and accomplishments with family and friends on social networks like Facebook and Twitter. During the 2011/2012 ski season, we launched the second generation of EpicMix with EpicMix Photo, which included professional photos and numerous other improvements in functionality and new features to the website and mobile application. The added capabilities of EpicMix Photo allow guests to take and share photos on social networks. During the 2012/2013 ski season, we launched the third generation of EpicMix with EpicMix Racing. EpicMix Racing allows our guests a new way to experience ski racing at our resorts and compare their race times to ski racing great, Lindsey Vonn, as well as compete against racers from around our world-class resorts and track and share all of their accomplishments. For the 2013/2014 ski season, we plan to launch our fourth generation of EpicMix with EpicMix Academy. EpicMix Academy will allow our ski school instructors to certify the attainment of certain skills and ski levels for any of the students in their classes and allow students to earn permanent recognition and review their accomplishments.

We also solicit guest feedback through a variety of surveys and results which are utilized to ensure high levels of customer satisfaction, to understand trends, and to develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our ski resorts and Urban ski areas, marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“In-State”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts/areas generally in advance of the ski season and typically ski more days each season than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts/areas. Sales of season pass products are a key component of our overall Mountain revenue and also create strong synergies among our resorts. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts/areas and access to ski resorts in Austria, France and Switzerland. For the 2013/2014 ski season, in addition to the Epic Season Pass, we are providing value options to our guests by offering various pass products such as Epic Local Season Pass that allows pass holders access to all of our resorts/areas with certain restrictions; the Summit Value Pass which provides access to Breckenridge and Keystone; the Tahoe Local Pass which provides unlimited access to Heavenly, Northstar, and Kirkwood; and the Tahoe Value Pass which provides access to Heavenly, Kirkwood and Northstar with certain restrictions. Season pass products generated approximately 38% of our total lift revenue for the 2012/2013 ski season.

•	Premier Ski Schools

Our resorts are home to some of the highest quality and most widely recognized ski and snowboard schools in the industry. Through a combination of outstanding training and abundant work opportunities, the schools have become home to many of the most experienced and credentialed professionals in the business. We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs, including offering a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders and showcasing to our guests all the terrain our resorts have to offer.

•	On-Mountain Activities

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities including snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, hiking, 4x4 Jeep tours, zip lines, and an alpine slide and an alpine coaster.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 124 of such dining options at our eight mountain resorts and two ski areas.

•	Retail/Rental

We have approximately 180 retail/rental locations, including an online retail presence, specializing in sporting goods including ski, snowboard, golf and cycling equipment. In addition to providing a major retail/rental presence at each of our ski resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area, Salt Lake City, Minneapolis and Appleton, Wisconsin. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer a prime venue for selling our season pass products.

•	Urban Ski Areas

To further promote our season pass products and create a stronger connection between key skier markets and our iconic destination mountain resorts in Colorado, Lake Tahoe and Utah, we acquired two urban ski areas in the Midwest during Fiscal 2013. We operate Afton Alps in Minnesota and Mt. Brighton in Michigan which serve major snow sports markets in the Midwest with more than 468,000 active skiers and snowboarders in the nearby Minneapolis-St. Paul and Detroit metropolitan areas. We plan to invest approximately $10 million at each ski area to significantly enhance the ski and ride experience prior to the start of the 2013/14 season. We are improving snowmaking capabilities which will extend the length of each ski area's season, creating state-of-the-art terrain parks with extensive new features, replacing and improving lifts, and adding our signature EpicMix and EpicMix Racing technology to personalize the guest experience.

•	Lodging and Real Estate Development

Quality lodging options are an integral part of providing a complete resort experience. Our 18 owned or managed hotels and resorts proximate to our mountain resorts, including five RockResorts branded properties, and a significant inventory of managed condominium rooms provide numerous accommodation options for our mountain resort guests. Our real estate development efforts provide us with the potential to add profitability while expanding our destination bed base and upgrading our resorts through the development of amenities such as luxury hotels, private clubs, spas, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets as part of their initiatives which enhance the overall resort experience.

•	Environmental Stewardship and Social Responsibility

Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world's greatest natural environments, and we are compelled to care for and preserve them. Additionally, thousands of our employees call these resorts home, which reinforces our commitment to the communities and environment we operate in. Recognizing the interdependence of the environment and the resort communities, we combined our existing environmental stewardship, charitable giving and employee engagement programs into one sustainability program. Through our sustainability program, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profits. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. One of the most encompassing programs is our commitment to energy reduction. After reaching an initial goal to reduce our energy consumption by 10%, we have set a new goal of another 10% reduction by 2020.  In addition, forest health and protecting the iconic landscapes that surround our resorts is paramount. We demonstrate our commitment with several partnerships that help raise resources for local environmental programs, including the National Forest Foundation and The Tahoe Fund.  We also boast the largest on-mountain recycling program, have a goal to divert over 50% of our waste in two years, and through our "Water on the Rocks" program, have reduced 50% of plastic water bottles used in our hotel rooms. Lastly, our charitable giving focuses on supporting education and youth programs, encouraging innovation in and implementation of environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Accessibility from major metropolitan areas--

Our ski resorts/areas are well located and easily accessible by both Destination and In-State guests.

•	Colorado Resorts

The Colorado Front Range, with a population of approximately 4.5 million, and growing faster than the national average over the past 10 years, is within approximately 100 miles from each of our Colorado resorts, with access via a major interstate highway. Additionally, our Colorado resorts are proximate to both Denver International Airport and Eagle County Airport.

•	Lake Tahoe Resorts

Heavenly, Northstar, and Kirkwood, are proximate to two large California population centers, the Sacramento/Central Valley and the San Francisco Bay Area and draw skiers from throughout California and Nevada. Each of our Lake Tahoe resorts is approximately 100 miles from Sacramento/Central Valley and approximately 200 miles from the San Francisco Bay area via major interstate highways. Additionally, our Lake Tahoe resorts are serviced by the Reno/Tahoe International Airport, Sacramento International Airport and the San Francisco International Airport.

•	Canyons

The Salt Lake City metropolitan area, with a population of over 1.0 million, is approximately 30 miles from Canyons and is accessible via a major interstate highway. Additionally, the Salt Lake City International Airport is just a two-hour flight from either the Los Angeles International Airport or the San Diego International Airport; which are the two major airports serving the Southern California region that has a population of approximately 23.0 million.

•	Urban Ski Areas

Afton Alps and Mt. Brighton are ideally located within 50 miles of Minneapolis / St. Paul and Detroit, respectively. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including for popular night skiing, or on the weekends. Additionally, both cities offer major airports with routine direct flights to Denver, San Francisco and Salt Lake City.

Marketing and Sales

We promote our resorts through targeted marketing and sales programs, which include customer relationship marketing (CRM) to targeted audiences, promotional programs, digital marketing (including social, search and display), loyalty programs that reward frequent guests and traditional media advertising where appropriate (e.g. targeted print, TV, radio).  Additionally, our resorts and the snowsports industry are frequently featured through our OnTheSnow.com and Skiinfo.com websites, which are two of the world's most visited online snowsports portals.  We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits.  We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski season attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip lines, an alpine slide and coaster, children's activities and other recreational activities such as golf (included in the operations of the Lodging segment). These activities also help attract destination conference and group business to our resorts. Additionally, we have a new comprehensive summer activities plan for Epic Discovery, a Summer Mountain Adventure, which will initially be introduced at Vail Mountain and will include a number of new activities, including zip lines, ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers. The first phase of the plan at Vail Mountain which includes two challenge ropes courses and a zip line were completed and operational for a portion of late summer 2013. Similar plans have been submitted for Breckenridge and Heavenly with smaller scale improvements planned for Beaver Creek, Keystone and Northstar.

Lodging Segment

Our Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of six properties, including four Company-owned hotels and two managed resort properties with locations in Colorado and Jamaica;

•
Five additional Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge, Austria Haus Hotel, Grand Summit Hotel, Silverado Lodge, Sundial Lodge and condominium management operations, which are in and around our ski resorts in the Colorado, Lake Tahoe and Park City, Utah regions;

•
Two National Park Service (“NPS”) concessionaire properties - (1) GTLC, a summer destination resort with three resort properties in the Grand Teton National Park, and (2) Headwaters Lodge & Cabins at Flagg Ranch (“Flagg Ranch”), and is located between Yellowstone National Park and Grand Teton National Park;

•	CME -- a resort ground transportation company in Colorado; and

•	Five Company-owned mountain resort golf courses in Colorado, one in Wyoming and one operated in Lake Tahoe, California.

The Lodging segment currently includes approximately 5,100 owned and managed hotel and condominium rooms. Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and properties currently includes:

Name	Location	Own/Manage	Rooms
RockResorts:
The Lodge at Vail	Vail, CO	Own	168*
The Arrabelle at Vail Square	Vail, CO	Own	82*
The Pines Lodge	Beaver Creek, CO	Own	70*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47*
Half Moon	Rose Hall, Jamaica	Manage	398
One Ski Hill Place	Breckenridge, CO	Manage	66**

Other Hotels and Properties:
DoubleTree by Hilton Breckenridge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Headwaters Lodge & Cabins at Flagg Ranch	Moran, WY	Concessionaire Contract	92
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	342
Mountain Thunder Lodge	Breckenridge, CO	Manage	94
Crystal Peak Lodge	Breckenridge, CO	Manage	28
The Ritz-Carlton Residences, Vail	Vail, CO	Manage	45**
Austria Haus Hotel	Vail, CO	Manage	25
Grand Summit Hotel	Park City, UT	Manage	350
Silverado Lodge	Park City, UT	Manage	193
Sundial Lodge	Park City, UT	Manage	108
*Includes individual owner units that are in a rental program managed by us.
**Includes owned and managed whole ownership units that are in a rental program managed by us.

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

Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums in proximity to our mountain resorts and selective management of luxury resorts in premier destination locations.
In addition to our portfolio of owned or managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, CME, which represents the first point of contact with many of our guests when they arrive by air to Colorado. CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences. CME offers four primary types of services, including; door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles. The vehicle fleet consists of approximately 258 vans and luxury SUVs, and transported approximately 328,000 resort guests in Fiscal 2013.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts' hotels place them in the luxury category, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 664,000 rooms at approximately 1,900 properties in the United States as of July 2013. For Fiscal 2013, our owned hotels, which include a combination of certain RockResort hotels, as well as other hotels in proximity to our ski resorts, had an overall ADR of $203.61, a paid occupancy rate of 60.3% and revenue per available room (“RevPAR”) of $122.77, as compared to the upper upscale segment's ADR of $158.30, a paid occupancy rate of 71.5% and RevPAR of $113.11. We believe that this comparison to the upper upscale category is appropriate as our mix of owned hotels include those in the luxury and upper upscale categories, as well as certain of our hotels that fall in the upscale category. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

Competition

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system, price and other factors. Our properties compete within their geographic markets with hotels and resorts that include locally owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood's Luxury Collection and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:

•	All of our hotels are located in unique highly desirable resort destinations.

•	Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including three properties in our portfolio that are currently rated as AAA 4-Diamond.

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience.

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains, which has resulted in five of our RockResort properties being recognized with U.S. News & World Report 2013 Best Hotels Awards.

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

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects completed over the past several years include extensive refurbishments and upgrades to the DoubleTree by Hilton Breckenridge, pool and restaurant (Elway's) upgrades to The Lodge at Vail, guest room renovations at the Keystone Lodge, a restaurant renovation at The Arrabelle at Vail Square and guest room upgrades at The Pines Lodge.

National Park Concessionaire Properties

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the NPS. We also own Flagg Ranch, which is located in Moran, Wyoming and is centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway, which operates under a 15-year concessionaire agreement (that expires October 31, 2026) with the NPS. GTLC also owns Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the Grand Teton National Park near Jackson, Wyoming. GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 401 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 401 areas, 59 are classified as National Parks. While there are more than 600 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar 2012, areas designated as National Parks received approximately 64.9 million recreation visits. The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.7 million recreation visits during calendar 2012, or approximately 4.2% of total National Park recreation visits. Four full service concessionaires provide accommodations within the Grand Teton National Park, including GTLC. GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Flagg Ranch features a range of lodging options from 92 standard, deluxe and premium cabins, to a 97-space RV park and 35 campsites. Flagg Ranch also offers additional amenities including dining, retail and activities for our guests to enjoy, including horseback riding, guided fishing, float trips and guided Yellowstone National Park and Grand Teton National Park tours. In addition to these summer offerings, Flagg Ranch provides limited winter operations to support Yellowstone National Park snowmobile tours.

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

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations). In recent years, we have promoted our extensive conference facilities and added more off-season activities to help offset the seasonality of our lodging business. We operate seven golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC near Jackson, Wyoming, The Northstar Resort Golf Course and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort. The Tom Fazio course at Red Sky Ranch was ranked the third best course in Colorado for 2013 by Golfweek Magazine, the Greg Norman course at Red Sky Ranch was ranked the eighth best course in Colorado for 2013 by Golfweek Magazine, and JHG&TC was ranked the fourth best course in Wyoming for 2013 by Golfweek Magazine.

Real Estate Segment

We have extensive holdings of real property at our resorts throughout Summit and Eagle Counties in Colorado. Our real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, include the planning, oversight, infrastructure improvement, development, marketing and sale of our real property holdings. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments through (1) the creation of additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience at our resorts and expand our destination bed base; (2)

the ability to control the architectural themes of our resorts; and (3) the expansion of our property management and commercial leasing operations.

In recent years we have primarily focused on projects in our Real Estate segment that involve significant vertical development. Over the past several years our completed projects include The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail's Front Door, Crystal Peak Lodge at Breckenridge, and Gore Creek Place in Vail's Lionshead Village. We attempt to mitigate the risk associated with vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing).

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

Employees

Through certain operating subsidiaries, we currently employ approximately 4,800 year-round employees and during the height of our operating season we employ approximately 18,600 seasonal employees. In addition, we employ approximately 300 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider employee relations to be good.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan for each ski area that is granted a SUP. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service's authority to approve facilities primarily for year-round recreation.

Each distinct area of National Forest lands is required by the National Forest Management Act to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

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

The operations of Northstar, Afton Alps, Mt. Brighton and Canyons are conducted primarily on private land, and do not require a SUP.

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

The SUPs may be amended by us or by the Forest Service to change the permit area or permitted uses. The Forest Service may amend a SUP, if it determines that such amendment is in the public interest. While the Forest Service is required to seek the permit holder's consent to any amendment, an amendment can be finalized over a permit holder's objection. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The Forest Service can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permittee.

Master Development Plans

All improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a Master Development Plan ("MDP"). MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications and compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for Vail Mountain, Beaver Creek, Keystone, Breckenridge, Heavenly, and Kirkwood from time to time.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado ski resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit Land and Resources Management Plan (the “Lake Tahoe Forest Plan”), which was adopted in 1988. The Forest Service is currently in the process of amending the Lake Tahoe Forest Plan. A draft decision adopting a new Lake Tahoe Basin Management Unit Forest Plan is currently scheduled to be released before the end of 2013. At Kirkwood, operational and development activities on National Forest System lands are subject to the Eldorado National Forest Land and Resources Management Plan (the “Eldorado Forest Plan”), which was adopted in 1989.

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

Local Land Use Regulations

In addition to Federal and environmental regulations, each resort is subject to and must comply with state, county and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances, wildlife regulations, and water and air quality restrictions. Specific land use regulations for each resort are discussed in more detail in the following sections.

Breckenridge Regulatory Matters

We submitted an updated MDP for Breckenridge, which was accepted by the Forest Service in January 2008. The MDP was updated to include, among other things, additional skiable area, snowmaking and lift improvements. In March 2013 we submitted an addendum to the MDP to address our conceptual plans for the addition of year-round improvements, approved by the Enhancement Act. This addendum was accepted in June 2013. A project proposal for, among other things, summer and year-round activities was tentatively accepted by the Forest Service in June 2013.

On August 21, 2012, we received Forest Service approval, in the form of a Record of Decision, of our proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north. A subsequent administrative appeal affirmed the Forest Service's approval. The project was initially proposed in January 2008 and was under Forest Service review from then until approval in August 2012. Construction on the Peak 6 development began in July of 2013. We anticipate Peak 6 to be open and operational during the 2013/2014 ski season.

Keystone Regulatory Matters

In September 2009, the Forest Service accepted the updated Keystone MDP which contemplates, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities. In March 2013 we submitted an addendum to the MDP to address our conceptual plans for the addition of year-round improvements, approved by the Enhancement Act, which was accepted by the Forest Service in early June 2013. A project proposal for, among other things, summer and year-round activities was tentatively accepted by the Forest Service in June 2013.

We submitted to the Forest Service an amended project proposal under the updated Keystone MDP in June 2011. The project proposal focuses primarily on the “front side” of the mountain and includes trail widening, new trails, lift improvements and replacement or upgrade of on-mountain dining and skier service facilities. The Forest Service is finalizing the EA. We anticipate that the Forest Service will issue a decision on this proposal during the 2013/2014 ski season.

Vail Mountain Regulatory Matters

In September 2007, the updated Vail Mountain MDP was accepted by the Forest Service. The Vail Mountain MDP includes, among other things, additional snowmaking on Vail Mountain, additional lifts, a race facility expansion at Vail's Golden Peak, and the addition of year-round activities and improvements.

In December 2009, the Forest Service issued a Record of Decision approving our first proposal under the updated MDP which included the installation of a new chairlift in Vail's Sundown Bowl, the upgrade of the existing Chair 5 to a high-speed, detachable quad chair lift, a new 6,000 square foot vehicle maintenance facility east of Eagles Nest and construction of a new dining facility at Mid-Vail. The installation and upgrade of Chair 5 was completed in the fall of 2010 and the upgraded chairlift was in service for the 2010/2011 ski season. The 10th, our new Mid-Vail fine dining facility, opened during the 2011/2012 ski season.

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

In March 2012, the Forest Service approved the replacement of the Vista Bahn Express Lift with a 10-passenger gondola. Construction is complete and the lift was operational for the 2012/2013 ski season.

In July 2012, we submitted to the Forest Service a project proposal under a Categorical Exclusion for construction of capital projects under our Epic Discovery plan. Two challenge courses and a zip line were approved and construction was completed in August 2013.

In addition, in July 2012 we submitted a project proposal to the Forest Service to develop a larger, more comprehensive program of summer activities and environmental education opportunities, including horse, bike and hiking trails, a new deck at Eagles Nest, two canopy tours, two lookout towers, and two “Forest Flyers”. The Forest Service is currently preparing an EIS analyzing the proposal. We anticipate a decision before the summer of 2014.

In December 2012, we submitted a proposal to the Forest Service for the replacement of Chair 4 with a high speed detachable six-person chairlift, which was accepted and approved by the Forest Service. The lift is currently under construction and is expected to be operational for the 2013/2014 ski season.

Beaver Creek Regulatory Matters

The Beaver Creek MDP was accepted by the Forest Service in October 2010. Included in the submitted Beaver Creek MDP, among other things, was certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the MDP.

Also in October 2010, we submitted a project proposal for ski area upgrades required in connection with the 2015 World Alpine Ski Championships, to be held in Beaver Creek and Vail. Upgrades include trail widening and grading, new finish arena facilities, replacement of Red Tail Camp, snowmaking and related infrastructure. The proposal was accepted by the Forest Service, which completed an EIS in May 2012 and issued a Record of Decision approving the project as proposed in early July 2012. Trail construction, widening and snowmaking were completed in 2012. Construction of Red Tail Camp and a new restaurant water tank and system are currently under construction and are expected to be operational for the 2013/2014 ski season.

In December 2012, we submitted a proposal to the Forest Service for the replacement of Chair 6, a new access road, and minor trail modifications related to the 2015 World Alpine Championships. Chair 6 and the trail modifications have been approved. The new access road is still pending approval.

In addition, we plan on constructing a Forest Flyer, a challenge course and summer tubing on private property near the top of the Buckaroo Gondola. We received Beaver Creek Design Review Board approval in July 2013 and are completing the final design. Although the Design Review Board approval remains subject to appeal, we anticipate construction by summer of 2014.

Northstar Regulatory Matters

Northstar is located entirely on private land leased by us and is not subject to Forest Service authorization or oversight. However, site specific projects at Northstar are approved by Placer County, California, pursuant to a series of minor use and conditional use permits.

In February 2009, Northstar adopted a Habitat Management Plan (the “HMP”), in part to comply with its obligations under a Settlement Agreement with regional conservation groups entered into in 2005. The HMP provides a framework for habitat and resource management for future development of the Northstar ski area and base area. In 2012, Northstar requested Placer County approval of the Northstar Mountain Master Plan (the “NMMP”) and is pursuing CEQA approval through an Environmental Impact Review process, which provides site specific and programmatic review of potential future resort improvement projects.

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

In May 2013, Northstar received approval from Placer County to construct a Forest Flyer near the mid-mountain lodge. The approval has been appealed and an appeal hearing was scheduled for late July 2013. Northstar has requested a continuance of the appeal hearing in order to more fully understand and respond to the issues raised.

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

In September 2011, we submitted a project proposal for, among other things, ski trail improvements, an additional surface lift to serve a terrain park, water wells and other circulation and guest service enhancements. Final approval from the Forest Service and the TRPA were received in 2012 for most project elements. However, the ski trail improvements and the water well were set aside by the Forest Service for additional analysis under NEPA.

In November 2012, we submitted a project proposal to the TRPA and in September 2013, we submitted a project proposal to the Forest Service for additional summer activities to be located at the top of the gondola. In December 2012 and April 2013, those activities were approved for implementation by the TRPA and the Forest Service, respectively, with the exception of a large, monolithic climbing rock. While the NEPA analysis concluded that there were no adverse effects associated with the climbing rock, the Forest Service determined that implementation of the climbing rock must await implementation of the summer activities regulations by the Forest Service. Implementation of the regulations (and subsequently the climbing rock) is expected in 2014.

In June 2013, Heavenly submitted a project proposal to the Forest Service and TRPA to develop a larger, more comprehensive program of summer activities and environmental education opportunities on the upper mountain, which includes canopy tours, hiking and biking trails, Forest Flyers and zip lines, known as Epic Discovery. The Epic Discovery proposal will be analyzed using a focused EIS which is expected to take between 12 and 18 months to complete.

Kirkwood Regulatory Matters

In April 2012, we acquired Kirkwood, which is located in Alpine, Amador and El Dorado Counties, California. Kirkwood has an approved specific plan from Alpine and Amador Counties for the private land base areas and an accepted MDP from the El Dorado National Forest for the National Forest land portions of the resort.

In January 2013, we submitted a project proposal to the Forest Service that included replacement of Chair 4, ski run modifications, development of a new ski patrol building at the top of Chair 10 and the installation of new remote Epic Mix gantries.  Of the activities proposed, the new patrol building is being constructed in 2013.  The other improvements may be made in the future.

Afton Alps Regulatory Matters

In December 2012, we acquired Afton Alps ski area, located in Washington County, Minnesota. Afton Alps operates as a Planned Unit Development pursuant to a Conditional Use Permit which was most recently approved by Denmark Township on November 5, 2012, and Washington County on January 30, 2013. The ski area is also located within the South Washington Watershed District, which monitors wetlands, water quality, runoff and other watershed issues within the area.

In June and July of 2013, Afton Alps received approval from the county, Denmark Township, the Minnesota Pollution Control Agency, and the South Washington Watershed District for the grading and fill placement of an expanded irrigation reservoir for snowmaking and golf facilities. Approvals include the expansion of the existing reservoir, a new pumping station and fill placement on existing runs and parking lots. Improvements are expected to be operational for the 2013/2014 ski season.

Mt. Brighton Regulatory Matters

In December 2012, we acquired Mt. Brighton ski area in Livingston County, Michigan. Mt. Brighton is located within Genoa Township, Michigan, and is subject to the Genoa Township Zoning Ordinance. The ski area is located within a Public and Recreational Facilities District and operates pursuant to a Special Land Use Permit and various other state and local permits.

In April and May of 2013, we submitted an application for site plan improvements and an Environmental Impact Assessment to Genoa Township. Approval was received from the Planning Commission and from the Township Board in May 2013. The improvements include the installation of two new lifts, relocation of two lifts, trail grading and shaping, storm water improvements, and snowmaking improvements, including new piping, guns and pump station and enhanced slope lighting.

We also received approval and completed the project to fill a portion of an existing golf course pond in order to expand the ski race arena finish area. Improvements are scheduled to be operational for the 2013/2014 ski season.

Canyons Regulatory Matters

In May 2013, we entered into a long-term lease to operate Canyons, located in Summit County, Utah. The resort is part of the Canyons Specially Planned Area (“SPA”) pursuant to a county ordinance adopted in 1998, and a Development Agreement and Master Development Plan with affected property owners, developers and the county, the most recent versions of which were adopted in 1999. Land use within the SPA is within the jurisdiction of Summit County.

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

Water and Snowmaking

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

Unlike our other Colorado resorts, Keystone does not have on-site storage for snowmaking water and may be more vulnerable to interruptions in delivery of constant physical supply of water during high demand snowmaking periods. Although we have not experienced significant issues to date, we continue to look for ways to improve storage and delivery options for Keystone.

Heavenly's primary sources of water are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General Improvement District (“KGID”), which are California and Nevada utilities, respectively. We have negotiated a long term contract with STPUD, which includes favorable rates upon our completion of certain water delivery system improvements. Despite the added security provided by this agreement, the delivery of water by STPUD is interruptible. If STPUD exercises its rights to interrupt Heavenly's water service, Heavenly's ability to make snow may be impaired. In 2012, KGID adopted a new water rate schedule that accounts for Heavenly as a large, seasonal water customer. The new rate schedule, which was based on a cost of service analysis study prepared by an outside consulting firm, has resulted in lowered water rate costs for Heavenly's snowmaking operations. Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking.

Northstar obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with NCSD, we, through our lease with affiliates of CNL Lifestyles Properties, Inc., control surface water rights that we use for snowmaking. In addition, we have contractual rights to ground water from NCSD and from the adjacent Martis Camp residential development. We receive domestic water from NCSD and, for on-mountain facilities, from on-mountain wells and springs.

Kirkwood co-owns with the Forest Service surface water rights sufficient for current and planned snowmaking at the resort. Kirkwood's water is stored in nearby Caples Lake under contract with its owner/operator.

Canyons receives water for snowmaking primarily from Summit Water Distribution Company pursuant to a long-term lease. Canyons' water is stored in a retention pond located at the resort, and at facilities owned or operated by Summit Water Distribution Company.

Both Afton Alps and Mt. Brighton rely on on-site water wells and reservoirs for snowmaking water.

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

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including continued adverse effects on the overall travel and leisure related industries. Weak economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our future results of operations. The actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results.

Leisure and business travel are particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options. Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, the spread of contagious diseases, political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public's propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services and availability of air services could cause a decrease in visitation by Destination guests to our resorts. Also, many of our guests travel by vehicle and higher gasoline prices could adversely impact our guests' willingness to travel to our resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC and Flagg Ranch and our golf courses occur during the summer months while the winter season generally results in operating losses. Revenue and profits generated by GTLC and Flagg Ranch's summer operations and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. For Fiscal 2013, 77% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes (which for the 2012/2013 ski season accounted for approximately 38% of the total lift revenue recognized in the second and third quarters) predominately during the period prior to the start of the ski season as the cash from those sales is collected in advance. In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our ski resorts/areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 14, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

In the fall of 2011, the Ski Area Recreational Opportunity Enhancement Act was enacted into law which clarifies that the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. As such, this will allow our ski resorts on Forest Service land to offer more summer-season recreational opportunities. In the summer of 2013, we started construction on the first phase of comprehensive summer activities and we are in various phases of project construction and stages of approval. The projects include a number of new activities, including among other activities, zip lines, ropes courses, climbing walls, mountain excursions and Forest Flyers. The first phase of improvements at Vail Mountain which includes two challenge rope courses and a zip line were completed and operational for a portion of the summer of 2013. We anticipate that if our proposed plans are approved and implemented, that once these summer activities mature, we could realize substantial incremental summer guest visitation and revenue. However, our new summer activities plan may not generate the initial projected revenue and profit margins we expect, and even if our plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for guests to obtain access to our mountain resorts. In the past 20 years, our mountain ski resorts have averaged between 20 and 39 feet of annual snowfall which is significantly in excess of the average for United States ski resorts. However, there can be no certainty that our resorts will receive seasonal snowfalls near their historical average in the future, and in fact, during the recent 2011/2012 ski season we experienced historic low snowfall across all our resorts. The early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

We face significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 51 million and 61 million annually over the last decade, with approximately 56.9 million visits for the 2012/2013 ski season. The factors that we believe are important to customers include:

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

We have many competitors for our guests, including other major resorts in Colorado, California, Nevada, Utah, the Pacific Northwest and Southwest and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

There are significant risks associated with our recently completed real estate projects, which could adversely affect our financial condition, results of operations or anticipated cash inflows from these projects as we have units remaining that have not been sold.  For example, in the event that the carrying cost of the remaining units available for sale exceeds anticipated future proceeds from the sale of these units, we would be required to record an impairment charge.  During fiscal 2011, we completed The Ritz-Carlton Residences, Vail and in fiscal 2010 we completed One Ski Hill Place at the base of our Breckenridge ski resort, of which 51 units with a carrying cost of $93.6 million remain to be sold for both projects as of July 31, 2013.  We have risk associated with selling and closing units in these projects as a result of the continued instability in the residential real estate credit markets and in the overall real estate market and, as a result we may not be able to sell units for a profit or at the prices or selling pace we anticipate.  Furthermore, given the current economic climate, certain potential buyers may be unable to purchase units in part due to a reduction in funds available and/or decreases in mortgage availability.

We may not be able to fund resort capital expenditures and investment in future real estate projects. We anticipate that resort capital expenditures (primarily related to the Mountain and Lodging segments) will be approximately $130 million to $140 million for calendar year 2013. Additionally, our resort capital expenditures beyond calendar year 2013 could increase in connection with acquisitions and from, among other initiatives, anticipated new summer activities plans. Our ability to fund expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. In addition, there can be no assurances that future real estate development projects (currently no significant development efforts are in progress) can be self-funded with cash available on hand, through advance pre-sale deposits or through third party real estate financing. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers. Virtually all of our ski trails and related activities at Vail Mountain, Breckenridge, Keystone, Heavenly, Kirkwood and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge, December 1, 2031 for Vail Mountain, December 31, 2032 for Keystone, November 8, 2039 for Beaver Creek, May 1, 2042 for Heavenly, and March 1, 2052 for Kirkwood. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. The Forest Service is in the process of developing SUP language to enforce its policy with regard to ownership of water used within ski area SUP boundaries.  Once the new SUP language is finalized, the Forest Service will have the right to amend our existing SUPs to include this new language. The new permit language may substantially impair the value of or our ability to fully use existing water rights at Breckenridge, Vail Mountain, Keystone, Beaver Creek or Heavenly and may make it difficult to acquire new sources of water in the future. Additionally, our operations at Northstar and Canyons are conducted pursuant to long-term leases with third parties which require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of CNL Lifestyle Properties, Inc. expires in January 2027, and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation ("Talisker"), the initial lease term for Canyons with Talisker expires in May 2063, and allows for six 50-year renewal options. With respect to either Northstar or Canyons, there is no guarantee that at the end of the initial lease terms we will renew or, if desired, be able to negotiate new terms that are favorable to us. At our resorts that operate on privately-owned land, Northstar, Canyons, Afton Alps and Mt. Brighton, and at the portions of our other resorts that operate on private land, we are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions.

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

If we do not retain our key personnel, our business may suffer. The success of our business is heavily dependent on the leadership of key management personnel, including our senior executive officers. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. As previously disclosed, our Executive Vice President and General Counsel has announced her resignation to be effective upon the hiring of her successor. We are currently conducting a search for a new General Counsel. We do not maintain “key-man” life insurance on any of our employees.

Our acquisitions or future acquisitions might not be successful. We have acquired certain ski resorts, other destination resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot assure you that we will be able to accurately evaluate or successfully integrate and manage acquired ski resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

•	our evaluation of the synergies and/or long-term benefits of an acquired business;

•	our inability to integrate acquired businesses into our operations as planned;

•	diversion of our management's attention;

•	potential increased debt leverage;

•	litigation arising from acquisition activity;

•	potential goodwill impairments; and

•	unanticipated problems or liabilities.

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

We may not realize the anticipated benefits of our long-term lease for Canyons. In May 2013, we entered into a long-term lease pursuant to which we assumed the operations of Canyons which includes the ski area and related amenities. The lease has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments of 42% of the amount by which EBITDA for the resort operations exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us.

In addition to the lease, we entered into ancillary transaction documents setting forth our rights among others, to ongoing litigation between the current operator of Park City Mountain Resort and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of Park City Mountain Resort. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of Park City Mountain Resort will become subject to our lease with Talisker. If the outcome of the litigation is unfavorable, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under Park City Mountain Resort is then included in the lease. For a more detailed discussion of this litigation, see Legal Proceedings under Item 3 of this Form 10-K. If the litigation associated with the land under the ski terrain of Park City Mountain resort results in an unfavorable outcome, it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangible assets and/or other assets recorded in conjunction with the Canyons transaction, negatively impacting our results of operations and stockholders' equity.

We cannot predict whether we will realize all of the synergies we expect to arise from our operation of Canyons, nor can we predict the outcome of the ongoing litigation surrounding the land under the ski terrain of Park City Mountain Resort. We may also underestimate the resources required to integrate its operations and we are unable to predict the impact Canyons will have on our future results of operations. Additionally, as lease payments increase annually, we may also be adversely impacted by these increases that are not off-set by increased cash flow generated from operations at Canyons.

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

Stock markets in the United States have often experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions including acts of terrorism, military conflicts, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration.  On March 4, 2013 our Board of Directors approved an increase of approximately 11% to the annual cash dividend to an annual rate of $0.83 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Fifth Amended and Restated Credit Agreement, as amended, among us, Bank of America, N.A., as administrative agent, and the Lenders party thereto (“Credit Agreement”) and the Indenture, dated April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our

Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including the annual fixed lease payments under the Canyons obligation, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future. The terms of our Indenture do not fully prohibit us from doing so. As of July 31, 2013, we have $333.8 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.2 million). If new debt is added to our current debt levels, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness. The operating and financial restrictions and covenants in our Credit Agreement and Indenture may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests. For example, the Indenture and the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use

Afton Alps, MN (296 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Canyons Resort, UT (6,100 acres)	Leased *	Ski resort operations, including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities

Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mt. Brighton, MI (193 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Northstar California Resort, CA** (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA**	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices, commercial space
SSI Venture, LLC (“SSV”) Properties; CO, CA, NV, UT, MN & WI	Owned/Leased	Approximately 180 retail stores (of which 118 stores are currently held under lease) for recreational products, and 4 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
The Forest Service SUPs are encumbered under certain of our debt instruments. Many of our properties are used across all segments in complementary and interdependent ways.
* The operations of Canyons are conducted pursuant to a long-term lease on land and with certain operating assets owned by Talisker. The lease provides for the payment of a minimum annual base rent with periodic increases in base rent over the lease term and participating contingent payments of a percentage of the amount by which EBITDA for resort operations exceeds certain thresholds, also subject to periodic increases over the lease term. The initial term of the lease expires in fiscal 2063 and is subject to six 50-year renewal options. Additionally, in connection with the lease, we entered into certain ancillary agreements with third parties, including leases and easements, allowing for various resort operations.

** The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc. under operating leases which were assumed by us. The leases provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, the leases provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. The initial term of the leases expires in fiscal 2027, and are subject to three 10-year renewal options.

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
PCMR Litigation
On May 29, 2013, in connection with our lease for Canyons Resort, we also assumed control over Talisker's ongoing litigation with the current Park City Mountain Resort (“PCMR”) operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of PCMR (the “PCMR litigation”). If the PCMR litigation concludes with a finding that the leases are not valid, the land under the ski terrain of PCMR previously subject to those leases will become subject to our existing lease for Canyons Resort. If the PCMR litigation concludes with a finding that the leases are valid, we will be entitled to receive from the landlord the rent payments it receives from the current PCMR operator until such time as the current PCMR operator's lease has ended and the ski terrain under PCMR is then included in our lease.
The PCMR litigation was instituted on March 9, 2012 in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, “GPCC”) against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, “TLH”). GPCC filed the PCMR litigation seeking, among other things, a declaration from the court that they had properly extended the leases or that the leases have not expired based on theories of waiver or equitable estoppel. In the alternative, GPCC seeks damages of approximately $7.0 million caused by TLH's alleged failure to disclose to GPCC until December 2011 that the leases had expired. On November 20, 2012, the Court ruled on a motion to dismiss filed by TLH, dismissing GPCC's claim that they had properly extended the leases in accordance with their terms. The remaining claims are currently in discovery.
On September 18, 2013, the Court granted GPCC's motion to amend to add a claim based upon a right of first refusal to purchase certain land covered by the leases, which they claim may have been triggered by our transaction with Talisker and/or by another transaction in which Talisker was involved. GPCC has been ordered to join other parties to this claim whose interests may be impacted, including VR CPC Holdings, Inc., a subsidiary of the Company.
There is no trial date currently set.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange under the symbol “MTN.” As of September 20, 2013, 35,964,133 shares of common stock were outstanding, held by approximately 335 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2013
October 31,	$59.49	$48.65	$0.1875
January 31,	$58.40	$49.35	$0.1875
April 30,	$64.33	$52.66	$0.2075
July 31,	$67.74	$59.17	$0.2075
Fiscal Year 2012
October 31,	$48.13	$34.54	$0.15
January 31,	$46.96	$37.54	$0.15
April 30,	$46.75	$39.94	$0.1875
July 31,	$51.00	$40.30	$0.1875

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company's Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration.  Additionally, on March 4, 2013, our Board of Directors approved an increase of approximately 11% to our annual cash dividend to an annual rate of $0.83 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2013 – May 31, 2013	—	$—	—	1,050,889
June 1, 2013 – June 30, 2013	—	—	—	1,050,889
July 1, 2013 – July 31, 2013	—	—	—	1,050,889
Total	—	$—	—	1,050,889

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock

(March 9, 2006), and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph
The total return graph above is presented for the period from the end of our 2008 fiscal year through the end of Fiscal 2013. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index. We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2013, the year ended July 31, 2012 (“Fiscal 2012”) and the year ended July 31, 2011 (“Fiscal 2011”) and as of July 31, 2013 and 2012 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Statement of Operations Data:
Net revenue:
Mountain	$867,514	$766,608	$752,191	$638,495	$614,597
Lodging	210,974	210,623	214,658	195,301	203,606
Real estate	42,309	47,163	200,197	61,007	186,150
Total net revenue	1,120,797	1,024,394	1,167,046	894,803	1,004,353
Segment operating expense:
Mountain	639,706	568,578	540,366	456,017	451,025
Lodging	198,813	204,270	205,903	192,909	196,847
Real estate	58,090	63,170	205,232	71,402	142,070
Total segment operating expense	896,609	836,018	951,501	720,328	789,942
Depreciation and amortization	(132,688)	(127,581)	(117,957)	(110,638)	(107,213)
Gain on sale of real property	6,675	—	—	6,087	—
Mountain equity investment income, net	891	878	1,342	1,558	817
Investment income, net	351	469	719	445	1,793
Interest expense, net	(38,966)	(33,586)	(33,641)	(17,515)	(27,548)
Loss on extinguishment of debt	—	—	(7,372)	—	—
Income before provision for income taxes	59,229	27,092	55,520	53,797	81,196
Net income	37,610	16,391	34,422	35,775	50,552
Net loss (income) attributable to noncontrolling interests	133	62	67	(5,390)	(1,602)
Net income attributable to Vail Resorts, Inc.	$37,743	$16,453	$34,489	$30,385	$48,950
Diluted net income per share attributable to Vail Resorts, Inc.	$1.03	$0.45	$0.94	$0.83	$1.33
Cash dividends declared per share	$0.79	$0.675	$0.15	$—	$—
Other Data:
Mountain
Skier visits(2)	6,977	6,144	6,991	6,010	5,864
ETP (3)	$56.02	$55.75	$48.99	$48.13	$47.16
Lodging
ADR(4)	$264.36	$260.04	$245.03	$237.57	$230.48
RevPAR(5)	$96.14	$90.36	$93.79	$89.35	$98.92
Real Estate
Real estate held for sale and investment(6)	$195,230	$237,668	$273,663	$422,164	$311,485
Other Balance Sheet Data
Cash and cash equivalents(7)	$138,604	$46,053	$70,143	$14,745	$69,298
Total assets	$2,275,422	$1,927,614	$1,946,236	$1,922,809	$1,884,480
Long-term debt (including long-term debt due within one year)	$796,922	$490,765	$491,743	$526,711	$491,960
Net Debt(8)	$658,318	$444,712	$421,600	$511,966	$422,662
Total Vail Resorts, Inc. stockholders’ equity	$823,868	$802,311	$829,723	$788,770	$765,295
(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
We have made several acquisitions which impact comparability between years during the past five years. The more significant of those include the acquisitions of: Canyons transaction (entered into in May 2013); Urban ski areas (acquired in December 2012); Kirkwood Mountain Resort (acquired in April 2012); Skiinfo (acquired February 2012); Northstar (acquired in October 2010); Mountain News Corporation (“Mountain News”) (acquired May 2010); the remaining noncontrolling interest in SSV (acquired in April 2010); and CME (acquired in November 2008).

(2)	A skier visit represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access.

(3)	ETP is calculated by dividing lift revenue by total skier visits during the respective periods.

(4)	ADR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of occupied rooms during the respective periods.

(5)	RevPAR is calculated by dividing total room revenue (includes both owned and managed condominium room revenue) by the number of rooms that are available to guests during the respective periods.

(6)	Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment.

(7)	Cash and cash equivalents excludes restricted cash.

(8)	Net Debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. Revenue from the Mountain, Lodging and Real Estate segments represented 77%, 19% and 4%, respectively, of our net revenue for Fiscal 2013.
Mountain Segment
The Mountain segment is comprised of the operations of eight ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); the Canyons mountain resort in Park City, Utah (acquired in May 2013); and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our mountain ski resorts were open for business for the 2012/2013 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 45%, 45% and 46% of Mountain segment net revenue for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“In-State”) guests. For the 2012/2013 ski season, Destination guests comprised approximately 56% of our mountain resort skier visits, while In-State guests comprised approximately 44% of our mountain resort skier visits, which compares to approximately 57% and 43%, respectively, for the 2011/2012 and 2010/11 ski seasons.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts/ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to a combination of our resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts and Urban ski areas. Our season pass products provide a value option to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts/areas generally in advance of the ski season and typically ski more days each season at our resorts/areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts/areas. All of our season pass products, including the Epic Season Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season. For the 2012/2013, 2011/2012 and 2010/2011 ski seasons, approximately 38%, 40% and 35%, respectively, of total lift revenue recognized was derived from season pass revenue.
The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, the majority of which are proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) NPS concessionaire properties including GTLC; (iv) CME, a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of lodging properties (including managed condominium rooms) proximate to our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 67%, 66% and 67% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October); mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as occasional sales of land to third-party developers. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, sale of strategic land parcels, planning for future real estate development projects, including zoning and acquisition of applicable permits and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk associated with vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment's operating results from period to period.
Recent Trends, Risks and Uncertainties
The data provided in this section should be read in conjunction with the risk factors identified in Item 1A and elsewhere in this Form 10-K. We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2013, we began our pre-season pass sales program for the 2013/2014 ski season. Through September 22, 2013, our pre-season pass sales for the upcoming 2013/2014 ski season (including the Urban ski areas and Canyons for both the current and prior year, which prior year includes pass sales that occurred before our acquisition of the Urban ski areas and the Canyons transaction) have increased approximately 19% in units and increased approximately 23% in sales dollars, compared to the prior year period ended September 23, 2012. We cannot predict if this favorable trend will continue through the fall 2013 pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift revenue for the 2013/2014 ski season.

•
In Fiscal 2013, our lift revenue was favorably impacted by price increases at our mountain resorts that were implemented for the 2012/2013 ski season. Prices for the 2013/2014 ski season have not yet been finalized; and as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2013 results for our Mountain and Lodging segments showed significant improvement over Fiscal 2012 largely due to the unprecedented low snowfall conditions throughout the 2011/2012 ski season. However, our Fiscal 2013 results were tempered by poor snowfall and unseasonably warm temperatures that occurred during the early 2012/2013 ski season in Colorado and during the latter half of the 2012/2013 ski season in Tahoe. We cannot predict whether snowfall levels will return to historical averages for the upcoming 2013/2014 ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of the past two ski seasons' snowfall conditions, or if snowfall levels do not return to their historical average levels.

•
Although many key economic indicators have improved recently including growth in the US stock markets, rising consumer confidence, and housing prices and lower unemployment, the US economy has struggled to gain momentum amid sweeping federal budget cuts, higher taxes, uncertainty over monetary policy and slow growth in many economies around the world. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2013/2014 ski season.

•
On May 29, 2013, we entered into a long-term lease with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. As a result of this transaction, we recorded $306.3 million in long-term debt (including capital lease obligations) and other liabilities including an estimate for future participating contingent payments. In addition to the lease, we entered into ancillary transaction documents setting forth our rights among others, to ongoing litigation between the current operator of Park City Mountain Resort and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of Park City Mountain Resort. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of Park City Mountain Resort will become subject to our lease with Talisker, which we expect would be beneficial to us as the inclusion of the ski terrain of Park City Mountain Resort in the lease would require no additional consideration from us but any earnings derived from that ski terrain would accrue to our benefit. Any such financial contribution from the additional ski terrain would be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payment component of the lease payment as described above. If the outcome of the litigation is unfavorable, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under Park City Mountain Resort is then included in the lease. We cannot predict whether we will realize all of the synergies expected from our operation of Canyons nor can we predict the resources required to integrate its operations and the ultimate impact Canyons will have on our future results of operations. Furthermore, if the litigation associated with the land under the ski terrain of Park City Mountain Resort results in an unfavorable outcome it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangible assets and/or other assets recorded in conjunction with this transaction, negatively impacting our results of operations and stockholders' equity.

•
During Fiscal 2013, in addition to the Canyons transaction as discussed above, we announced our calendar 2013 capital expenditure plan which is estimated between approximately $130 million and $140 million, including resort capital expenditures for the first phase of our new summer activities plans, and is the largest number of planned improvements in our history; we completed the acquisition of two ski areas, Afton Alps in Minnesota and Mount Brighton in Michigan, for net cash consideration of approximately $20.0 million; and on March 4, 2013, our Board of Directors increased our regular quarterly cash dividend on our common stock by approximately 11% to $0.2075 per share (or approximately $29.8 million annually based on our shares outstanding as of July 31, 2013). We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•
As of July 31, 2013, we had $138.6 million in cash and cash equivalents, as well as $333.8 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.2 million). Additionally, we believe that the terms of our 6.50% Notes and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities (primarily occurring during our second and third fiscal quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider additional strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of July 31, 2013, we had 22 units (of which two units sold subsequent to July 31, 2013) at The Ritz-Carlton Residences, Vail and 29 units (of which one unit sold subsequent to July 31, 2013) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects (see Critical Accounting Policies in this section of this Form 10-K).

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our Fiscal 2013 annual impairment test did not result in a goodwill or significant indefinite-lived intangible asset impairment (see Critical Accounting Policies in this section of this Form 10-K). However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders' equity.

Results of Operations

Summary
Shown below is a summary of operating results for Fiscal 2013, Fiscal 2012 and Fiscal 2011 (in thousands):

	Year Ended July 31,
	2013	2012	2011
Mountain Reported EBITDA	$228,699	$198,908	$213,167
Lodging Reported EBITDA	12,161	6,353	8,755
Resort Reported EBITDA	240,860	205,261	221,922
Real Estate Reported EBITDA	(9,106)	(16,007)	(5,035)
Income before provision for income taxes	59,229	27,092	55,520
Net income attributable to Vail Resorts, Inc.	$37,743	$16,453	$34,489
Mountain Segment
Mountain segment operating results for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2013	2012	2011	2013/2012	2012/2011
Net Mountain revenue:
Lift	$390,820	$342,500	$342,514	14.1%	—%
Ski school	95,254	84,292	83,818	13.0%	0.6%
Dining	81,175	68,376	68,052	18.7%	0.5%
Retail/rental	199,418	181,772	174,339	9.7%	4.3%
Other	100,847	89,668	83,468	12.5%	7.4%
Total Mountain net revenue	$867,514	$766,608	$752,191	13.2%	1.9%

Mountain operating expense:
Labor and labor-related benefits	$238,479	$207,269	$200,475	15.1%	3.4%
Retail cost of sales	88,500	79,657	71,961	11.1%	10.7%
Resort related fees	41,970	39,557	39,476	6.1%	0.2%
General and administrative	119,938	107,483	102,296	11.6%	5.1%
Other	150,819	134,612	126,158	12.0%	6.7%
Total Mountain operating expense	$639,706	$568,578	$540,366	12.5%	5.2%
Mountain equity investment income, net	891	878	1,342	1.5%	(34.6)%
Mountain Reported EBITDA	$228,699	$198,908	$213,167	15.0%	(6.7)%
Total skier visits	6,977	6,144	6,991	13.6%	(12.1)%
ETP	$56.02	$55.75	$48.99	0.5%	13.8%

Certain Mountain segment operating expenses presented above for Fiscal 2012 and Fiscal 2011, have been reclassified to conform to the current fiscal year presentation.
Mountain Reported EBITDA includes $9.0 million, $7.6 million and $7.1 million of stock-based compensation expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Fiscal 2013 compared to Fiscal 2012
Overall, Fiscal 2013 results reflect an increase in Mountain net revenue of $100.9 million, or 13.2%, compared to Fiscal 2012 driven by higher overall visitation due to improved weather conditions during the 2012/2013 ski season compared to the 2011/2012 ski season. Our Fiscal 2013 results also benefited from higher pricing, increased average guest spend on ancillary services and higher pass sales. Excluding the incremental revenue from the Acquisitions (as defined below) of $29.3 million, revenue increased $71.6 million, or 9.3%, for Fiscal 2013 compared to Fiscal 2012. Mountain Reported EBITDA for Fiscal 2013 increased $29.8 million, or 15.0%, compared to Fiscal 2012, and includes incremental positive EBITDA of $5.5 million from the acquisitions of Kirkwood (acquired in April 2012) and the Urban ski areas (acquired in December 2012), and $8.4 million of negative EBITDA (including $5.5 million of transaction and transition related costs) related to the Canyons transaction (entered into in May 2013) (the "Acquisitions"). Our Colorado resorts experienced strong results from the peak holiday periods of Christmas through Spring Break and Easter compared to the prior year; however, these results were tempered by poor snowfall and unseasonably warm temperatures which occurred from the start of the ski season through the pre-Christmas holiday period which adversely impacted skier visitation to our Colorado resorts during this period. As such, skier visitation to our Colorado resorts increased 4.0% overall for the 2012/2013 ski season compared to the 2011/2012 ski season. Our Tahoe resorts experienced significantly better snowfall and weather conditions during first half of the 2012/2013 ski season which contributed to a significant increase in skier visitation to the Tahoe region combined with the addition of Kirkwood; however, the early momentum at our Tahoe resorts was slowed by dry conditions and warm temperatures experienced throughout the latter half of the 2012/2013 ski season. Overall, our Tahoe resorts saw an increase in skier visitation of 32.1% (including Kirkwood).
Lift revenue increased $48.3 million, or 14.1%, from prior year, resulting from a $36.4 million, or 17.6% increase in lift revenue excluding season pass revenue, as well as a $11.9 million, or 8.8%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in visitation excluding season pass holders of 14.5%, and an increase in ETP, excluding season pass holders, of $2.01 or 2.7%. Excluding the Acquisitions, lift revenue excluding season pass holders increased $26.4 million, or 12.8%, driven by a 5.7% increase in visitation excluding season pass holders and an increase in ETP excluding season pass holders of $4.94, or 6.7%. The increase in ETP excluding season pass holders was primarily due to increases in pricing. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP was relatively flat compared to prior year due primarily to an increase in visitation from our season pass holders offset by price increases in both season passes and daily lift tickets.
Ski school revenue increased $11.0 million, or 13.0%, for Fiscal 2013 compared to Fiscal 2012, with our Colorado resorts ski school revenue increasing $5.7 million, or 7.9%, and our Tahoe resorts (including Kirkwood) ski school revenue increasing $4.8 million, or 39.6%, compared to prior year. Ski school revenue benefited from the increase in skier visitation at both our Colorado and Tahoe resorts (as discussed above) and an increase in yield per skier visit of 2.1%. Excluding the Acquisitions, ski school revenue increased $9.1 million, or 10.8%, and yield per skier visit increased 4.4%.
Dining revenue for Fiscal 2013 compared to Fiscal 2012, increased $12.8 million, or 18.7%, with our Tahoe resorts (including Kirkwood) generating an increase of $6.1 million, or 36.8%, due to incremental Kirkwood revenue ($3.2 million), an increase in skier visitation and an increase in yield per skier visit. Dining revenue at our Colorado resorts increased $4.8 million, or 9.3%, primarily attributable to increased skier visitation and an increase in yield per skier visit during the 2012/2013 ski season, as well as improved summer visitation. Excluding the Acquisitions, dining revenue increased $7.7 million, or 11.4%, and yield per skier visit increased 6.5% for the 2012/2013 ski season.
Retail/rental revenue increased $17.6 million, or 9.7%, for Fiscal 2013 compared to Fiscal 2012, which was driven by an increase in retail sales of $11.9 million, or 8.6%, and an increase in rental revenues of $5.7 million, or 13.4%. The increase in retail sales was primarily attributable to our Any Mountain stores (in the San Francisco bay area) along with our stores proximate to our Tahoe resorts, at which sales increased a combined $5.5 million due to increased skier visitation during the 2012/2013 ski season and the addition of Kirkwood; stores proximate to our Colorado resorts which were up a combined $3.7 million; an increase in sales from our on-line retailer of $2.8 million; all of which was partially offset by decreases at our Colorado front range stores which were negatively impacted by unfavorable weather conditions during the early ski season. The increase in rental revenue was primarily driven by stores proximate to our Tahoe resorts (including Kirkwood), which increased $2.2 million; our Colorado resort stores, which increased by $0.9 million; and the addition of the Urban ski areas, which contributed $1.2 million. Excluding the Acquisitions, retail/rental revenue increased $13.6 million, or 7.5%.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer visitation and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For Fiscal 2013, other revenue increased $11.2 million, or 12.5%, compared to Fiscal 2012, primarily due to incremental internet advertising revenue from Skiinfo of $2.5 million; increased base area services and parking revenue of $2.2 million; an increase in strategic alliance marketing revenue of $2.0 million; an increase in summer activities revenue of $1.4 million due to increased summer visitation; increased employee housing revenue of $0.8 million; and on-mountain group events of $0.5 million.
Operating expense increased $71.1 million, or 12.5%, for Fiscal 2013 compared to Fiscal 2012, which includes incremental operating expense from the Acquisitions of $27.2 million and transaction related fees associated with the Urban ski areas and Canyons transactions of $5.0 million. Excluding Acquisitions related expenses, operating expense increased $38.9 million, or 6.8%, for Fiscal 2013 compared to Fiscal 2012. Labor and labor-related benefits (excluding incremental expense from the Acquisitions) increased $18.7 million, or 9.0%, primarily due to normal wage adjustments, higher bonus expense, increased staffing levels to support higher volumes primarily in ski school, mountain operations, on-mountain dining, summer operations and higher store labor primarily due to new retail stores. Retail cost of sales (excluding incremental expense from the Acquisitions) increased $7.6 million, or 9.5%, primarily due to an increase in overall retail sales, and higher cost of sales margins due primarily to an increase in on-line sales which generate a lower gross profit margin and more discounting at our city stores. General and administrative expense (excluding incremental expense from the Acquisitions) increased $8.3 million, or 7.7%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and higher costs associated with employee housing, and a shift in allocated corporate expenses to the Mountain segment, partially offset by lower employee medical costs. Resort related fees (excluding incremental expense from the Acquisitions) increased $1.6 million, or 4.0%, due to overall increases in revenue upon which those fees are based. Other expense (excluding incremental expense from the Acquisitions) increased $2.7 million, or 2.0%, which was driven by higher operating expenses including food and beverage cost of sales and supplies expense, partially offset by lower utilities expense.
Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Fiscal 2012 compared to Fiscal 2011

During Fiscal 2012, our resorts experienced historically low snowfall (with cumulative snowfall down more than 50% over the 2010/2011 ski season) and one of the mildest winters on record, including over the key Christmas, Spring Break and Easter periods. These weather conditions adversely impacted our skier visitation which was down 12.1% (with our Colorado and Tahoe resorts down 8.9% and 22.3%, respectively) for the 2011/2012 ski season compared to the 2010/2011 ski season. Despite these unprecedented adverse conditions, revenues were generally stabilized by increased season pass sales, higher pricing and increased average guest spend. Additionally, Mountain Reported EBITDA for Fiscal 2012 was unfavorably impacted as compared to Fiscal 2011 due to the inclusion of first quarter operating results and transaction costs of Northstar (acquired in October 2010) in Fiscal 2012 which generated $7.2 million of negative EBITDA due to no ski operations (partially offset by Fiscal 2011 acquisition costs of $4.1 million), and due to the timing of the acquisition of Kirkwood (acquired in April 2012) which generated $1.0 million of negative EBITDA and acquisition related costs incurred on Kirkwood and Skiinfo (acquired in February 2012) of $1.6 million.
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

Lodging Segment
Lodging segment operating results for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2013	2012	2011	2013/2012	2012/2011
Lodging net revenue:
Owned hotel rooms	$48,449	$45,131	$43,327	7.4%	4.2%
Managed condominium rooms	44,486	40,473	39,239	9.9%	3.1%
Dining	33,809	29,980	29,885	12.8%	0.3%
Transportation	19,602	18,860	19,810	3.9%	(4.8)%
Golf	15,237	15,159	14,461	0.5%	4.8%
Other	38,562	38,383	39,301	0.5%	(2.3)%
	200,145	187,986	186,023	6.5%	1.1%
Payroll cost reimbursements	10,829	22,637	28,635	(52.2)%	(20.9)%
Total Lodging net revenue	$210,974	$210,623	$214,658	0.2%	(1.9)%
Lodging operating expense:
Labor and labor-related benefits	$92,737	$88,777	$86,584	4.5%	2.5%
General and administrative	28,446	29,280	31,265	(2.8)%	(6.3)%
Other	66,801	63,576	59,419	5.1%	7.0%
	187,984	181,633	177,268	3.5%	2.5%
Reimbursed payroll costs	10,829	22,637	28,635	(52.2)%	(20.9)%
Total Lodging operating expense	$198,813	$204,270	$205,903	(2.7)%	(0.8)%
Lodging Reported EBITDA	$12,161	$6,353	$8,755	91.4%	(27.4)%

Owned hotel statistics:
ADR	$203.61	$205.02	$195.69	(0.7)%	4.8%
RevPar	$122.77	$114.73	$114.03	7.0%	0.6%
Managed condominium statistics:
ADR	$333.98	$320.30	$296.74	4.3%	7.9%
RevPar	$83.48	$78.65	$83.54	6.1%	(5.9)%
Owned hotel and managed condominium statistics (combined):
ADR	$264.36	$260.04	$245.03	1.7%	6.1%
RevPar	$96.14	$90.36	$93.79	6.4%	(3.7)%

The Lodging segment ADR and RevPAR statistics presented above for Fiscal 2013 exclude the managed condominium rooms at Canyons (assumed in May 2013) that do not have comparable results for Fiscal 2012 and 2011. The Lodging segment ADR and RevPAR statistics presented above for Fiscal 2011 have been adjusted to include the managed condominium rooms in the Lake Tahoe region (acquired in October 2010) and exclude for Fiscal 2012 and 2011 Breckenridge Mountain Lodge (an owned property that was closed in Fiscal 2012).
Lodging Reported EBITDA includes $1.9 million, $1.7 million and $2.1 million of stock-based compensation expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Fiscal 2013 compared to Fiscal 2012
Total Lodging net revenue (excluding payroll cost reimbursements) for Fiscal 2013 increased $12.2 million, or 6.5%, as compared to Fiscal 2012, including incremental revenue of $1.9 million from Flagg Ranch (a NPS concessionaire contract that was awarded in November 2011) and $2.8 million from the addition of Canyons in May 2013. Additionally, Flagg Ranch contributed $0.6 million and Canyons contributed $0.8 million of incremental EBITDA for Fiscal 2013.

Revenue from owned hotel rooms increased $3.3 million, or 7.4%, for Fiscal 2013 compared to Fiscal 2012, which includes $1.0 million of incremental room revenue from Flagg Ranch for the three months ended October 31, 2012. Owned room revenue was also positively impacted by our Colorado lodging properties, which increased $2.2 million, resulting from improved summer visitation and an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts during the 2012/2013 ski season. Owned occupancy increased by 4.3 percentage points and RevPAR increased 7.0%. The increase in occupancy and RevPAR is primarily due to an increase in transient business at The DoubleTree in Breckenridge and transient and group business at our Keystone resort properties. Revenue from managed condominium rooms increased $4.0 million, or 9.9%, for Fiscal 2013 compared to Fiscal 2012, and was attributable to $1.1 million of incremental revenue from managed condominium units at Canyons, additional managed condominium units at Kirkwood, and an increase in transient guest visitation at our managed condominium rooms in Colorado and the Tahoe region due to increased skier visitation during the 2012/2013 ski season.

Dining revenue for Fiscal 2013 increased $3.8 million, or 12.8%, compared to Fiscal 2012, primarily due to a $1.2 million increase in group business at Keystone, increased dining revenue at The Arrabelle and the DoubleTree in Breckenridge due to an increase in transient and group visitation, increased dining revenue at GTLC, as well as incremental dining revenue from Canyons and Flagg Ranch, partially offset by a decline in Vail lodging banquet revenue. Transportation revenue increased $0.7 million, or 3.9%, for Fiscal 2013 compared to Fiscal 2012 primarily due to an increase in total passengers of 8.7%, partially offset by a 4.4% decline in revenue per passenger driven by competitive pricing strategies. Other revenue for Fiscal 2013 increased $0.2 million, or 0.5%, as compared to Fiscal 2012, primarily due to an increase in conference services provided to our group business, an increase in retail and ancillary revenue from GTLC and Flagg Ranch, and an increase in strategic alliance marketing revenue, partially offset by lower revenue from managed hotel properties as a result of the previously announced RockResorts reorganization plan.

Operating expense (excluding reimbursed payroll costs) increased $6.4 million, or 3.5%, for Fiscal 2013 compared to Fiscal 2012. Labor and labor-related benefits increased $4.0 million, or 4.5%, resulting from normal wage adjustments, an increase in contract labor associated with increased occupancy, increased conference services provided to our group business, and incremental labor costs associated with Canyons and Flagg Ranch of $1.7 million, partially offset by a reduction in overhead labor associated with the RockResorts reorganization plan. Other expense increased $3.2 million, or 5.1%, primarily due to incremental expenses associated with Canyons and Flagg Ranch of $1.6 million, higher variable operating costs including higher food and beverage cost of sales, partially offset by a decrease in reimbursable costs (other than payroll) from managed hotel properties due to the RockResorts reorganization plan. General and administrative expense decreased $0.8 million, or 2.8%, for Fiscal 2013 compared to Fiscal 2012, as a result of the RockResorts reorganization plan, partially offset by higher allocated corporate costs.
Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding decrease in reimbursed payroll costs for Fiscal 2013 compared to Fiscal 2012 was due to a reduction in the number of managed hotel properties as previously announced under the RockResorts reorganization plan.

Fiscal 2012 compared to Fiscal 2011
Revenue from owned hotel rooms increased $1.8 million, or 4.2%, for Fiscal 2012 compared to Fiscal 2011, which was primarily driven by a $2.3 million increase in room revenue from GTLC and Flagg Ranch. GTLC's room revenue increased $1.1 million, or 6.8%, in Fiscal 2012 compared to Fiscal 2011 and was driven by increases in both ADR and occupancy as gains in occupancy were largely driven by improved weather conditions in May and June 2012 compared to the same period in Fiscal 2011. Our Colorado lodging resort properties room revenue was adversely impacted by a decline in occupancy in Fiscal 2012 primarily due to a decrease in transient guest visitation which was adversely impacted by a decrease in skier visitation at our Colorado ski resorts as discussed in the Mountain segment. Also negatively impacting revenue from owned hotel rooms for Fiscal 2012 compared to Fiscal 2011 was a decline in group business at our Keystone resort, as well as the closure of Breckenridge Mountain Lodge. Revenue from managed condominium rooms increased $1.2 million, or 3.1%, for Fiscal 2012 compared to Fiscal 2011, and was primarily attributable to additional managed condominium units at One Ski Hill Place in Breckenridge and The Ritz-Carlton Residences, Vail, partially offset by the decline in group business at our Keystone resort.

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

Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relates to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA. The decrease in revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs in Fiscal 2012 compared to Fiscal 2011 was due to a reduction in the number of managed hotel properties where we are the employer as announced under the RockResorts reorganization plan.

Real Estate Segment
Real Estate segment operating results for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2013	2012	2011	2013/2012	2012/2011
Total Real Estate net revenue	$42,309	$47,163	$200,197	(10.3)%	(76.4)%
Real Estate operating expense:
Cost of sales (including sales commissions)	35,503	39,153	178,295	(9.3)%	(78.0)%
Other	22,587	24,017	26,937	(6.0)%	(10.8)%
Total Real Estate operating expense	58,090	63,170	205,232	(8.0)%	(69.2)%
Gain on sale of real property	6,675	—	—	nm	—%
Real Estate Reported EBITDA	$(9,106)	$(16,007)	$(5,035)	43.1%	(217.9)%
Real Estate Reported EBITDA includes $1.4 million, $2.6 million and $3.3 million of stock-based compensation expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2013
Real Estate segment net revenue for Fiscal 2013 was driven primarily by the closing of ten condominium units at The Ritz-Carlton Residences, Vail ($25.7 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,195) and twelve condominium units at One Ski Hill Place ($12.9 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $924). The average price per square foot for both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $1.5 million of rental revenue from placing certain of our unsold units into our rental program. Additionally, during Fiscal 2013 we recorded a gain on sale of real property of $6.7 million (net of $4.4 million in related cost of sales) for a land parcel at the base of Breckenridge's Peak 8 which sold for $11.1 million.

Operating expense for Fiscal 2013 included cost of sales of $32.0 million resulting from the closing of ten condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $987) and from the closing of twelve condominium units at One Ski Hill Place (average cost per square foot of $774). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $2.4 million were incurred commensurate with revenue recognized. Other operating expense of $22.6 million (including $1.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments. In addition, included in other segment operating expense is a $2.5 million charge recorded in the fourth quarter of Fiscal 2013 related to a legal dispute on a previously completed project.
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

Operating expense for Fiscal 2012 included cost of sales of $35.4 million resulting from the closing of 13 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $976) and from the closing of seven condominium units at One Ski Hill Place (average cost per square foot of $808). Additionally, sales commissions of approximately $2.5 million were incurred commensurate with revenue recognized. Other operating expense of $24.0 million (including $2.6 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other segment operating expense is a $1.4 million charge recorded due to a dispute with contractors and an insurance carrier over the recovery of costs incurred by us in the fourth quarter of Fiscal 2012 for remediation work at The Arrabelle project. This charge was partially offset by the receipt (in the fourth quarter of Fiscal 2012) of a $1.2 million settlement for alleged damages caused by the architect on The Arrabelle project (included as a credit to other expense in Fiscal 2012).
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
Operating expense for Fiscal 2011 included cost of sales of $170.6 million resulting from the closing of 71 condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,090) and from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $769). Additionally, sales commissions of approximately $7.2 million were incurred commensurate with revenue recognized. Other operating expense of $26.9 million (including $3.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs which include marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items
In addition to segment operating results, the following material items contribute to our overall financial position.
Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2013 and Fiscal 2012 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures, assets assumed in the Acquisitions and for Fiscal 2012, the increase included depreciation on unsold One Ski Hill Place and Ritz-Carlton Residences, Vail units that are included in our rental program.
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
Loss on extinguishment of debt. In April 2011, we issued $390 million of 6.50% Notes, the proceeds of which, along with available cash resources, were used to retire the outstanding $390 million principal amount of 6.75% Notes and paid related call premiums, issuance costs, transaction and legal fees. Total costs to retire the 6.75% Notes and issuance costs for the 6.50% Notes were $15.7 million, of which $8.3 million were recorded as deferred financing costs and $7.4 million was recorded as a loss on extinguishment in our Consolidated Statements of Operations for Fiscal 2011. Additionally, included in the loss on extinguishment is a write-off of a portion of unamortized debt issuance costs and legal fees associated with the previously issued 6.75% Notes.
Interest expense, net. Interest expense increased for Fiscal 2013 compared to Fiscal 2012 due to $5.4 million of interest expense on the Canyons obligation recorded in conjunction with the Canyons transaction entered into on May 29, 2013. Interest expense was relatively flat for Fiscal 2012 compared to Fiscal 2011 due to lower interest expense from the issuance of the 6.50% Notes and the extinguishment of the 6.75% Notes in Fiscal 2011, mostly offset by capitalized interest recorded on The Ritz-Carlton Residences, Vail development project in Fiscal 2011.
Income taxes. Our effective tax rate was 36.5%, 39.5% and 38.0% in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income. Additionally, the income tax provision recorded for Fiscal 2013, 2012, and 2011, reflects $0.1 million, $0.4 million, and $0.7 million, respectively, of income tax benefits due to a reversal of income tax contingencies resulting from the expiration of the statute of limitations.
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
Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2013	2012	2011
Mountain Reported EBITDA	$228,699	$198,908	$213,167
Lodging Reported EBITDA	12,161	6,353	8,755
Resort Reported EBITDA	240,860	205,261	221,922
Real Estate Reported EBITDA	(9,106)	(16,007)	(5,035)
Total Reported EBITDA	231,754	189,254	216,887
Depreciation and amortization	(132,688)	(127,581)	(117,957)
Loss on disposal of fixed assets, net	(1,222)	(1,464)	(555)
Investment income, net	351	469	719
Interest expense, net	(38,966)	(33,586)	(33,641)
Asset impairment charge	—	—	(2,561)
Loss on extinguishment of debt	—	—	(7,372)
Income before provision for income taxes	59,229	27,092	55,520
Provision for income taxes	(21,619)	(10,701)	(21,098)
Net income	37,610	16,391	34,422
Net loss attributable to noncontrolling interests	133	62	67
Net income attributable to Vail Resorts, Inc.	$37,743	$16,453	$34,489

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2013	2012
Long-term debt	$795,928	$489,775
Long-term debt due within one year	994	990
Total debt	796,922	490,765
Less: cash and cash equivalents	138,604	46,053
Net Debt	$658,318	$444,712
Liquidity and Capital Resources
Significant Sources of Cash
Historically, we have lower cash available as of our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends primarily due to the seasonality of our Mountain segment operations. Additionally, cash provided by operating activities can be impacted by the timing or mix of closings on and investment in real estate development projects. We had $138.6 million of cash and cash equivalents as of July 31, 2013, compared to $46.1 million as of July 31, 2012. We generated $222.4 million of cash from operating activities during Fiscal 2013 compared to $185.4 million and $267.3 million generated during Fiscal 2012 and Fiscal 2011, respectively. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $138.6 million of cash and cash equivalents at July 31, 2013, we have available $333.8 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.2 million).  We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.75%.

Fiscal 2013 compared to Fiscal 2012

We generated $222.4 million of cash from operating activities in Fiscal 2013, an increase of $37.0 million when compared to the $185.4 million of cash generated in Fiscal 2012. The increase in operating cash flows was primarily a result of an increase in Resort Reported EBITDA in Fiscal 2013 compared to Fiscal 2012. Cash flow from operations was also favorably impacted by a reduction in inventory and an increase in accrued expenses of $24.0 million, partially offset by an increase in prepaid expenses, other assets and income tax payments of $12.9 million. Additionally, we generated $37.4 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) in Fiscal 2013 compared to $39.3 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2012.

Cash used in investing activities decreased by $47.7 million in Fiscal 2013 compared to Fiscal 2012, primarily due to a $37.7 million decrease in resort capital expenditures during Fiscal 2013 compared to Fiscal 2012, a decrease in cash used for the acquisitions of businesses of $3.5 million, and the cash receipt of $11.1 million related to the sale of real estate development land at the base of Breckenridge's Peak 8 in Fiscal 2013, partially offset by payments for commitments in conjunction with the Canyons transaction of $5.5 million in Fiscal 2013.

Cash used in financing activities decreased $31.7 million in Fiscal 2013 compared to Fiscal 2012 due to the repurchase of common stock of $30.4 million in Fiscal 2012 and an increase in proceeds from the exercise of stock options and tax benefits recognized on the vesting and exercise of stock awards of $5.4 million during Fiscal 2013 compared to Fiscal 2012, partially offset by an increase in the amount of cash dividends paid on our common stock of $4.1 million in Fiscal 2013 compared to Fiscal 2012.

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

Cash used in investing activities decreased by $2.2 million in Fiscal 2012 compared to Fiscal 2011, due to the acquisition of Northstar in Fiscal 2011 for $60.2 million (net of cash assumed), mostly offset by an increase in resort capital expenditures of $37.0 million in Fiscal 2012 compared to Fiscal 2011, and the acquisition of Kirkwood and Skiinfo for a combined $23.8 million (net of cash assumed) in Fiscal 2012.

Cash used in financing activities decreased $0.2 million in Fiscal 2012 compared to Fiscal 2011 primarily due to the repayment of $35.0 million outstanding under the Credit Agreement in Fiscal 2011 and the payment of financing costs associated with the issuance of the 6.50% Notes and extinguishment of the 6.75% Notes and the amended and restated Credit Agreement of $12.4 million in Fiscal 2011, almost entirely offset by the repurchase of common stock of $30.4 million and an increase in the amount of cash dividends paid on our common stock of $18.8 million in Fiscal 2012 compared to Fiscal 2011.
Significant Uses of Cash
Our cash uses currently include providing for operating expenditures and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts/areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $130 million to $140 million of resort capital expenditures for calendar year 2013. Included in these estimated capital expenditures are approximately $47 million to $52 million, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $43 million was spent for capital expenditures in calendar year 2013 as of July 31, 2013, leaving approximately $87 million to $97 million to spend in the remainder of calendar year 2013. Planned discretionary expenditures for calendar year 2013 include terrain expansion on Peak 6 at Breckenridge that includes the installation of two new chairlifts; a new on-mountain restaurant at Beaver Creek that more than doubles the existing restaurant's seating capacity; a new six-person chairlift at Vail; investment in energy efficient snowmaking equipment and technology; the final phase of renovations at the DoubleTree by Hilton in Breckenridge, an owned lodging property; among other projects. Also included in our calendar year 2013 plan are resort capital expenditures for the first phase of our new summer activities plans, Epic Discovery, at six of our resorts, and improvements at our Urban ski areas. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
In May 2013, we entered into a lease and ancillary transaction documents with Talikser pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. As a result of this transaction, we recorded an initial long-term debt obligation (including capital lease obligations) of $306.3 million.
Principal payments on the vast majority of our long-term debt ($794.3 million of the total $796.9 million debt outstanding as of July 31, 2013) are not due until fiscal 2019 and beyond. As of July 31, 2013 and 2012, total long-term debt (including long-term debt due within one year) was $796.9 million and $490.8 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $444.7 million as of July 31, 2012 to $658.3 million as of July 31, 2013 primarily due to the financing of the Canyons transaction, partially offset by an increase in cash and cash equivalents.
Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt associated with our employee housing development outstanding as of July 31, 2013. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, as stated above the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the year ended July 31, 2013, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through July 31, 2013, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. Additionally, on March 4, 2013, our Board of Directors approved an increase of approximately 11% to our annual cash dividend on our common stock to an annual rate of $0.83 per share (or $29.8 million annually based upon shares outstanding as of July 31, 2013), subject to quarterly declaration. For the year ended July 31, 2013, we paid cash dividends of $0.79 per share ($28.4 million in the aggregate). Our dividends were funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2013 which includes the impact from the Canyons obligation and Canyons annualized operating results. We expect that we will continue to meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2014. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which total $796.9 million as of July 31, 2013, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which total $298.5 million as of July 31, 2013, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2013 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2014	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$796,922	$994	$1,133	$541	$794,254
Fixed Rate Interest (1)	173,533	28,507	56,977	56,924	31,125
Canyons Obligation (2)	1,804,680	25,088	51,691	53,779	1,674,122
Operating Leases and Service Contracts (3)	298,489	38,665	60,894	50,670	148,260
Purchase Obligations (4)	287,941	226,501	50,882	133	10,425
Total Contractual Cash Obligations	$3,361,565	$319,755	$221,577	$162,047	$2,658,186
(1)         The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all debt outstanding as of July 31, 2013 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $52.6 million of variable-rate long-term debt as of July 31, 2013 is held to maturity, and utilizing interest rates in effect at July 31, 2013, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2013 is anticipated to be approximately $1.1 million for each of Fiscal 2014, Fiscal 2015 and for at least each of the next three years subsequent to Fiscal 2015. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2013, and do not reflect interest obligations on potential future debt.
(2)    Reflects interest expense payments associated with the remaining initial 50 year lease term of the Canyons obligation assuming a 2% per annum (floor) increase in payments. Any potential increases to the annual fixed payment above the 2% floor due to inflation linked index of CPI less 1% have been excluded.
(3)    The payments under noncancelable operating leases included in the table above reflect the applicable minimum lease payments and exclude any potential contingent rent payments.

(4)         Purchase obligations primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2013 and other commitments for goods and services not yet received, including construction contracts not included on our Consolidated Balance Sheet as of July 31, 2013 in accordance with GAAP.
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
Judgments and Uncertainties
We determine the estimated cash flows by project starting with the current listing price of all units remaining to be sold by project which is then reduced by 1) an estimate for sales discounts and concessions anticipated to be given to buyers over the remaining estimated sales period that takes into consideration the current economic environment, local real estate market and the type of real estate we have held for sale; 2) marketing fees paid in conjunction with units to be sold, as applicable; 3) estimated sales commissions and other closing costs including title, transfer and escrow fees; and 4) estimated carrying costs net of rental income until units are sold, the sum of which is compared to the carrying value for each individual real estate project.
Effect if Actual Results Differ From Assumptions
Based upon the analysis performed throughout Fiscal 2013, the estimated future cash flows of our real estate projects were in excess of their respective carrying values and as such no impairment charge has been recognized. Cash flows require considerable judgment and are sensitive to changes in underlying assumptions and factors such as the ultimate selling price of individual units within a project and the estimated absorption period in which units are expected to be sold. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. For example, as of July 31, 2013, if our anticipated net cash proceeds (after sales concessions, discounts, selling and closing costs) on the remaining inventory of condominium units at The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge were to decline by approximately 4.5% and 3.0%, respectively, compared to our current estimates we may be required to record an impairment charge on one or both of these projects.
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
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of reporting units and indefinite-lived intangible assets. We determine the estimated fair value of our reporting units using a discounted cash flow analysis. The estimated fair value of indefinite-lived intangible assets is primarily determined using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit or indefinite-lived intangible asset. We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1st. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2013 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed and the second step of the goodwill impairment test was not required. However, we determined that our Colorado Lodging reporting unit ($34.4 million of goodwill as of July 31, 2013) within our Lodging segment was at risk of failing step one of the goodwill impairment test, with the fair value of the reporting unit estimated at approximately 10% in excess of its carrying value and therefore is at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal value multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our Colorado Lodging reporting unit may include such items as: (1) prolonged adverse weather conditions; (2) a prolonged weakness in the general economic conditions in which the Colorado Lodging reporting unit operates and therefore negatively impacting group and transient room nights and ADR; and (3) volatility in the equity and debt markets which could result in a higher discount rate.

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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies ($28.1 million as of July 31, 2013), actual results could differ, and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $12.9 million for Fiscal 2013.
Business Combinations
Description

A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the fair value of the net assets acquired or the excess of the aggregate fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples, and estimates of future cash flows to be generated by the acquired assets.
Effect if Actual Results Differ From Assumptions
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, or transaction date, as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our Consolidated Statements of Operations.

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

In May 2013, we entered into a long-term lease pursuant to which we assumed the operations of Canyons which includes the ski area and related amenities. The lease has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. As lease payments increase annually, there can be no assurance that these increases will be off-set by increased cash flow generated from operations at Canyons.
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties and our golf courses occur during the summer months while the winter season results in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. During Fiscal 2013, 77% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 14, Selected Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2013, we had $52.6 million of variable rate indebtedness, representing approximately 6.6% of our total debt outstanding, at an average interest rate during Fiscal 2013 of 0.4%. Based on variable-rate borrowings outstanding as of July 31, 2013, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2013, 2012 and 2011

Management’s Report on Internal Control Over Financial Reporting	F- 2

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Financial Statements
Consolidated Balance Sheets	F- 4
Consolidated Statements of Operations	F- 5
Consolidated Statements of Comprehensive Income	F- 6
Consolidated Statements of Stockholders’ Equity	F- 7
Consolidated Statements of Cash Flows	F- 8
Notes to Consolidated Financial Statements	F- 10

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	67

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2013, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 26, 2013

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$138,604	$46,053
Restricted cash	12,624	14,284
Trade receivables, net of allowances of $478 and $4,553, respectively	79,037	65,743
Inventories, net of reserves of $1,760 and $1,864, respectively	68,318	65,873
Deferred income taxes (Note 10)	25,190	24,458
Other current assets	19,696	15,959
Total current assets	343,469	232,370
Property, plant and equipment, net (Note 6)	1,169,288	1,049,207
Real estate held for sale and investment	195,230	237,668
Deferred charges and other assets	97,267	46,530
Goodwill, net (Note 6)	348,824	269,769
Intangible assets, net (Note 6)	121,344	92,070
Total assets	$2,275,422	$1,927,614
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$269,519	$227,538
Income taxes payable	42,822	20,721
Long-term debt due within one year (Note 4)	994	990
Total current liabilities	313,335	249,249
Long-term debt (Note 4)	795,928	489,775
Other long-term liabilities (Note 6)	242,906	232,869
Deferred income taxes (Note 10)	85,384	139,393
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, and 40,903,731 and 40,531,204 shares issued, respectively	409	405
Additional paid-in capital	598,675	586,691
Accumulated other comprehensive loss	(67)	(255)
Retained earnings	418,043	408,662
Treasury stock, at cost; 4,949,111 shares (Note 15)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	823,868	802,311
Noncontrolling interests	14,001	14,017
Total stockholders’ equity	837,869	816,328
Total liabilities and stockholders’ equity	$2,275,422	$1,927,614
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2013	2012	2011
Net revenue:
Mountain	$867,514	$766,608	$752,191
Lodging	210,974	210,623	214,658
Real Estate	42,309	47,163	200,197
Total net revenue	1,120,797	1,024,394	1,167,046
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	639,706	568,578	540,366
Lodging	198,813	204,270	205,903
Real Estate	58,090	63,170	205,232
Total segment operating expense	896,609	836,018	951,501
Other operating (expense) income:
Depreciation and amortization	(132,688)	(127,581)	(117,957)
Loss on disposal of fixed assets, net	(1,222)	(1,464)	(555)
Asset impairment charge (Note 8)	—	—	(2,561)
Gain on sale of real property	6,675	—	—
Income from operations	96,953	59,331	94,472
Mountain equity investment income, net	891	878	1,342
Investment income, net	351	469	719
Interest expense, net	(38,966)	(33,586)	(33,641)
Loss on extinguishment of debt (Note 4)	—	—	(7,372)
Income before provision for income taxes	59,229	27,092	55,520
Provision for income taxes (Note 10)	(21,619)	(10,701)	(21,098)
Net income	$37,610	$16,391	$34,422
Net loss attributable to noncontrolling interests	133	62	67
Net income attributable to Vail Resorts, Inc.	$37,743	$16,453	$34,489
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$1.05	$0.46	$0.96
Diluted net income per share attributable to Vail Resorts, Inc.	$1.03	$0.45	$0.94
Cash dividends declared per share	$0.79	$0.675	$0.15

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2013	2012	2011
Net income	$37,610	$16,391	$34,422
Foreign currency translation adjustments, net of tax	188	(255)	—
Comprehensive income	37,798	16,136	34,422
Comprehensive loss attributable to noncontrolling interests	133	62	67
Comprehensive income attributable to Vail Resorts, Inc.	$37,931	$16,198	$34,489
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2010	40,173,891	$401	$563,816	$387,380	$(162,827)	$—	$788,770	$13,617	$802,387
Net income (loss)	—	—	—	34,489	—	—	34,489	(67)	34,422
Stock-based compensation (Note 16)	—	—	12,493	—	—	—	12,493	—	12,493
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	161,082	2	(681)	—	—	—	(679)	—	(679)
Tax benefit from share award plan	—	—	61	—	—	—	61	—	61
Dividends	—	—	—	(5,411)	—	—	(5,411)	—	(5,411)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	446	446
Balance, July 31, 2011	40,334,973	403	575,689	416,458	(162,827)	—	829,723	13,996	843,719
Comprehensive income (loss):
Net income (loss)	—	—	—	16,453	—	—	16,453	(62)	16,391
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(255)	(255)	—	(255)
Total comprehensive income (loss)							16,198	(62)	16,136
Stock-based compensation (Note 16)	—	—	11,999	—	—	—	11,999	—	11,999
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	196,231	2	(2,550)	—	—	—	(2,548)	—	(2,548)
Tax benefit from share award plan	—	—	1,553	—	—	—	1,553	—	1,553
Repurchases of common stock (Note 15)	—	—	—	—	(30,365)	—	(30,365)	—	(30,365)
Dividends	—	—	—	(24,249)	—	—	(24,249)	—	(24,249)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	83	83
Balance, July 31, 2012	40,531,204	405	586,691	408,662	(193,192)	(255)	802,311	14,017	816,328
Comprehensive income (loss):
Net income (loss)	—	—	—	37,743	—	—	37,743	(133)	37,610
Foreign currency translation adjustments, net of tax	—	—	—	—	—	188	188	—	188
Total comprehensive income (loss)							37,931	(133)	37,798
Stock-based compensation (Note 16)	—	—	12,349	—	—	—	12,349	—	12,349
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	372,527	4	(4,606)	—	—	—	(4,602)	—	(4,602)
Tax benefit from share award plan	—	—	4,241	—	—	—	4,241	—	4,241
Dividends	—	—	—	(28,362)	—	—	(28,362)	—	(28,362)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	117	117
Balance, July 31, 2013	40,903,731	$409	$598,675	$418,043	$(193,192)	$(67)	$823,868	$14,001	$837,869
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$37,610	$16,391	$34,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,688	127,581	117,957
Cost of real estate sales	32,076	34,912	168,267
Stock-based compensation expense	12,349	11,999	12,493
Deferred income taxes, net	(8,125)	9,243	32,194
Gain on sale of real property	(6,675)	—	—
Asset impairment charge	—	—	2,561
Loss on extinguishment of debt	—	—	7,372
Other non-cash income, net	(7,108)	(6,041)	(8,571)
Changes in assets and liabilities:
Restricted cash	1,647	(1,733)	(424)
Accounts receivable, net	(11,715)	(2,577)	(1,638)
Inventories, net	(105)	(10,853)	(2,758)
Investments in real estate	(2,145)	(2,160)	(24,920)
Accounts payable and accrued liabilities	19,774	(2,515)	(23,223)
Income taxes payable	21,717	(305)	(12,495)
Deferred real estate deposits	820	(757)	(32,139)
Other assets and liabilities, net	(385)	12,234	(1,811)
Net cash provided by operating activities	222,423	185,419	267,287
Cash flows from investing activities:
Capital expenditures	(94,946)	(132,625)	(95,640)
Acquisition of businesses	(19,958)	(23,479)	(62,344)
Cash received from sale of real property	11,090	—	—
Other investing activities, net	(4,424)	150	(204)
Net cash used in investing activities	(108,238)	(155,954)	(158,188)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	96,000	56,000	189,000
Payments of other long-term debt	(97,011)	(57,052)	(226,861)
Repurchases of common stock	—	(30,365)	—
Dividends paid	(28,362)	(24,249)	(5,411)
Proceeds from borrowings under the 6.50% Notes	—	—	390,000
Payments of tender of 6.75% Notes	—	—	(390,000)
Payment of financing costs	—	—	(12,400)
Other financing activities, net	7,583	2,144	1,971
Net cash used in financing activities	(21,790)	(53,522)	(53,701)
Effect of exchange rate changes on cash and cash equivalents	156	(33)	—
Net increase (decrease) in cash and cash equivalents	92,551	(24,090)	55,398
Cash and cash equivalents:
Beginning of period	$46,053	$70,143	$14,745

End of period	$138,604	$46,053	$70,143
Cash paid for interest, net of amounts capitalized	$34,222	$30,212	$35,826
Taxes paid, net	$3,984	$216	$1,355

The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate. In the Mountain segment, the Company operates eight world-class ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; the Canyons mountain resort in Park City, Utah; and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (with the exception of Northstar, Canyons and the Urban ski areas) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses. Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities. The Company’s mountain business and its lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 8, Variable Interest Entities).

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
Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Depreciation is calculated on the straight-line method, including property, plant and equipment under capital leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-10

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million. The Company capitalized zero, $0.1 million and $0.1 million of interest on non-real estate projects during the years ended July 31, 2013, 2012 and 2011, respectively.
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
Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use. Additionally, the Company records depreciation on completed condominium units that are placed in rental programs until such units are sold. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded. The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction. The Company did not capitalize interest on real estate development projects during the years ended July 31, 2013 and 2012. Interest capitalized on real estate development projects during the year ended July 31, 2011 was $0.5 million.
Deferred Financing Costs-- Certain costs incurred with the issuance of debt securities are capitalized and included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective term of the applicable debt issues.
Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value. Goodwill and various indefinite-lived intangible assets, including excess reorganization value and certain trademarks and water rights, are not amortized, but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment as of May 1. Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
The testing for impairment consists of a comparison of the fair value of the assets with their carrying values. If the carrying amount of the assets exceed its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the assets does not exceed the fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units using a discounted cash flow analysis. The fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill or significant intangible assets during the years ended July 31, 2013, 2012 and 2011.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended July 31, 2013, 2012 and 2011. See Note 8, Variable Interest Entities, for impairment charge recorded on a note receivable during the year ended July 31, 2011.
Revenue Recognition-- The following describes the composition of revenues for the Company:

•
Mountain revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, private ski club amortized initiation fees and dues, marketing and internet advertising, commercial leasing, employee housing and municipal services, and are recognized as products are delivered or services are performed.

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

•
Revenues from private club initiation fees are primarily recognized over the estimated life of the facilities on a straight-line basis upon inception of the club. As of July 31, 2013, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 20 years. Certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

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
Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation, third-party loss contingencies, property taxes and loyalty reward programs among other items. The Company estimates the probable costs related to these liabilities that will be incurred and records that amount as a liability in its consolidated financial statements. Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as incurred.
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2013, 2012 and 2011 was $25.5 million, $22.2 million and $21.2 million, respectively. Prepaid advertising costs as of July 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively and are reported within “other current assets” in the Company’s Consolidated Balance Sheets.
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
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Canyons obligation (Note 4, Long-Term Debt) has been estimated using discounted cash flow analyses based on the discount rate established under the initial purchase accounting (Note 5, Acquisitions) (a Level 3 input). The fair value of the Company’s Industrial Development Bonds and other long-term debt (Note 4, Long-Term Debt) have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair value of the 6.50% Notes, Canyons obligation, Industrial Development Bonds and other long-term debt as of July 31, 2013 and 2012 is presented below (in thousands):

	July 31, 2013		July 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Notes	$390,000	$409,500	$390,000	$417,300
Canyons obligation	$306,320	$306,320	$—	$—
Industrial Development Bonds	$41,200	$47,512	$41,200	$49,267
Other long-term debt	$6,827	$7,297	$6,990	$7,821
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 16, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2013, 2012 and 2011 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2013	2012	2011
Mountain operating expense	$9,007	$7,614	$7,140
Lodging operating expense	1,917	1,744	2,088
Real estate operating expense	1,425	2,641	3,265
Pre-tax stock-based compensation expense	12,349	11,999	12,493
Less: benefit for income taxes	4,709	4,567	4,738
Net stock-based compensation expense	$7,640	$7,432	$7,755
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

New Accounting Standards-- In January 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", to improve the transparency of reporting these reclassifications. The amendments in this ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 (issued in June 2011) and ASU No. 2011-12 (issued in December 2011). This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements, but the standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The amendments are effective for fiscal years beginning after December 15, 2012 (the Company's 2014 first fiscal quarter). The Company does not currently have any components of other comprehensive income that require reclassification to net income, as such, the adoption of this standard is not expected to have an impact on the presentation of the Company's financial statements.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the years ended July 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended July 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$37,743	$37,743	$16,453	$16,453	$34,489	$34,489
Weighted-average shares outstanding	35,859	35,859	36,004	36,004	36,009	36,009
Effect of dilutive securities	—	874	—	669	—	745
Total shares	35,859	36,733	36,004	36,673	36,009	36,754
Net income per share attributable to Vail Resorts	$1.05	$1.03	$0.46	$0.45	$0.96	$0.94
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 19,000, 36,000 and 57,000 for the years ended July 31, 2013, 2012 and 2011, respectively.
On June 7, 2011 the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 the Company’s Board of Directors approved a 25% increase to the annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. On March 4, 2013 the Company’s Board of Directors approved an increase of approximately 11% to its annual cash dividend to an annual rate of $0.83 per share, subject to quarterly declaration. For the year ended July 31, 2013, the Company paid cash dividends of $0.79 per share ($28.4 million in the aggregate). On September 26, 2013 the Company’s Board of Directors approved a quarterly cash dividend of $0.2075 per share payable on October 24, 2013 to stockholders of record as of October 9, 2013.

4.	Long-Term Debt
Long-term debt as of July 31, 2013 and 2012 is summarized as follows (in thousands):

	Fiscal Year Maturity (a)	July 31, 2013	July 31, 2012
Credit Facility Revolver (b)	2016	$—	$—
Industrial Development Bonds (c)	2020	41,200	41,200
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.50% Notes (e)	2019	390,000	390,000
Canyons obligation (f)	2063	306,320	—
Other (g)	2014-2029	6,827	6,990
Total debt		796,922	490,765
Less: Current maturities (h)		994	990
Long-term debt		$795,928	$489,775

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On January 25, 2011, The Vail Corporation (the “Vail Corp”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility (the “Credit Facility”). Key modifications to the Credit Facility included, among other things, the extension of the maturity on the revolving credit facility from February 2012 to January 2016; increased grid pricing for interest rate margins (as of July 31, 2013, under the Credit Facility, at LIBOR plus 1.25%) and commitment fees (as of July 31, 2013, under the Credit Facility, at 0.25%); the expansion of baskets related to the Company’s ability to incur debt and make acquisitions, investments and distributions; and the elimination of certain financial covenants.

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

On September 16, 2011, Vail Corp entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment added Flagg Ranch to the definition of concessionaire subsidiaries and carved out the requirement that equity interest of concessionaire subsidiaries be pledged as collateral under the Credit Agreement.
On May 29, 2013, Vail Corp entered into the Third Amendment (the “Third Amendment”) to its Credit Agreement. The Third Amendment amends the definition of Permitted Debt in the Credit Agreement to include the obligations related to the master lease agreement (the "Lease") entered into with affiliate companies of Talisker Corporation ("Talisker") (see Note 5, Acquisitions) and amends certain other provisions consistent with the entry into the Lease and other ancillary transaction documents and for purposes of clarifying the treatment of the Canyons transaction under the Credit Agreement. The Third Amendment was effective on May 29, 2013 in connection with the execution of the Canyons transaction.

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

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.19% to 0.24% as of July 31, 2013).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Facility. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2013 (in thousands):

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

(f)
On May 29, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Talisker entered into a transaction agreement and the Lease, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. The Parent Company has guaranteed the payments under the Lease. The obligation at July 31, 2013 represents future fixed lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accreted interest expense of $1.0 million.

(g)
Other obligations primarily consist of a $5.4 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and capital leases totaling $1.4 million. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 0.2% to 6.0% and have maturities ranging from in the year ending July 31, 2014 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2013 reflected by fiscal year are as follows (in thousands):

Total
2014	$994
2015	867
2016	266
2017	270
2018	271
Thereafter	794,254
Total debt	$796,922

The Company recorded gross interest expense of $39.0 million, $33.7 million and $34.2 million for the years ended July 31, 2013, 2012 and 2011, respectively, of which $2.0 million, $1.9 million and $1.7 million was amortization of deferred financing costs. The Company capitalized zero, $0.1 million and $0.6 million of interest during the years ended July 31, 2013, 2012 and 2011, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.	Acquisitions

Canyons
VR CPC and Talisker entered into a transaction agreement, the Lease and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah, which includes the ski area, property management and related amenities effective May 29, 2013. Canyons is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments (described more fully below). The Parent Company has guaranteed the payments under the Lease.
Additionally, the transaction documents set forth the rights and obligations of the parties with respect to the acquisition of certain real estate and personal property, future resort development, access, water rights, intellectual property, transition services, and rights with respect to ongoing litigation between the current operator of the Park City Mountain Resort and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of Park City Mountain Resort. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of Park City Mountain Resort will become subject to the Lease. If the outcome of the litigation is unfavorable to Talisker, the Company will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended upon which the ski terrain under Park City Mountain Resort will be included in the Lease.
The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,683
Other current assets	1,384
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	126,054
Deferred income tax assets, net	44,744
Intangible assets	30,600
Park City Mountain Resort ("PCMR") deposit	57,800
Goodwill	77,001
Total identifiable assets acquired	$344,741
Accounts payable and accrued liabilities	$7,146
Deferred revenue	1,395
Other liabilities	21,766
Canyons obligation	305,334
Contingent consideration	9,100
Total liabilities assumed	$344,741

The following table shows the composition of Canyons property, plant and equipment recorded under capital leases as of July 31, 2013:

Land	$18,500
Land improvements	29,980
Buildings and building improvements	32,800
Machinery and equipment	44,774
Gross property, plant and equipment	126,054
Accumulated depreciation	(1,065)
Property, plant and equipment, net	$124,989

The estimated fair values of assets acquired and liabilities assumed in the Canyons transaction are preliminary and are based on the information that was available as of the transaction date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the transaction date.

The Canyons obligation of $306.3 million as of July 31, 2013, represents the estimated annual fixed lease payments for the initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. The Lease also provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). The inclusion of the ski terrain of Park City Mountain Resort in the Lease would require no additional consideration from VR CPC, but the financial contribution, if any, of the additional ski terrain would be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the Contingent Consideration payment.
Future minimum lease payments under the Lease as of July 31, 2013 reflected by fiscal year are as follows (in thousands):

2014	$25,088
2015	25,589
2016	26,101
2017	26,623
2018	27,156
Thereafter	1,980,443
Total future minimum lease payments	2,111,000
Less amount representing interest	(1,804,680)
Net future minimum lease payments	$306,320

The Company estimated the likelihood and timing of achieving the relevant thresholds for the Contingent Consideration payments using discounted cash flow projection valuation models. The Company considered two probability weighed models to calculate projected EBITDA performance; (1) Canyons on a standalone basis, and (2) Canyons plus the inclusion of the ski terrain of Park City Mountain Resort in the Lease. The models considered the following factors: (i) an estimation of the long-term rate of EBITDA growth at 5.5% after the initial five years of operations; (ii) estimated annual capital expenditures between $10.0 million to $15.0 million in the initial five years of operations, subsequently growing at inflation of 2%; (iii) threshold amount increased by an inflation linked index of 2%; and (iv) a discount rate of 15%. The Company determined the estimated fair value of the Contingent Consideration to be $9.1 million as of the transaction date. This liability is recorded in other long-term liabilities in the Consolidated Balance Sheets. Additionally, the Company recorded $20.3 million in additional consideration associated with certain Talisker obligations, primarily related to resort development.
Land and certain improvements under the Park City Mountain Resort ski area are subject to on-going litigation. The Company has recorded a deposit ("PCMR deposit") for the land and associated improvements at its estimated fair value. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, including the potential inclusion of the ski terrain of Park City Mountain Resort in the Lease, the assembled workforce of Canyons and other factors. The majority of the goodwill is not being assumed to be deductible for income tax purposes. The intangible assets have a weighted-average amortization period of approximately 50 years. The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $3.9 million of net revenue for the year ended July 31, 2013. Additionally, the Company has recognized $4.4 million of transaction related expenses in the Consolidated Statements of Operations for the year ended July 31, 2013. As of July 31, 2013, there were no changes to the Contingent Consideration liability.
The following presents the unaudited pro forma consolidated financial information of the Company as if the Canyons transaction was completed on August 1, 2011. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transaction; (iii) interest expense relating to the Canyons obligation; and (iv) transaction and business integration related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2011 (in thousands, except per share amounts).

	Year Ended July 31,
	2013	2012
Pro forma net revenue	$1,172,159	$1,074,859
Pro forma net income (loss) attributable to Vail Resorts, Inc.	$20,714	$(6,525)
Pro forma basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.58	$(0.18)
Pro forma diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.56	$(0.18)

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

Kirkwood Mountain Resort

On April 12, 2012, the Company acquired substantially all of the assets of Kirkwood Mountain Resort (“Kirkwood”), a mountain resort located in Lake Tahoe, California, for total cash consideration of approximately $18.2 million, net of cash assumed, subject to certain working capital adjustments as provided for in the purchase agreement. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $16.8 million in property, plant and equipment, $2.5 million in other assets, $0.8 million in indefinite-lived intangible assets, $1.2 million in other intangible assets (with a weighted-average amortization period of 21.5 years), and $3.1 million of assumed liabilities on the date of acquisition. The operating results of Kirkwood are primarily reported within the Mountain segment.

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
The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Northstar and other factors. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets have a weighted-average amortization period of 4.6 years. The operating results of Northstar contributed $67.9 million of net revenue for the year ended July 31, 2011. Additionally, the Company recognized $4.1 million of acquisition related expenses in the Consolidated Statements of Operations for the year ended July 31, 2011. The operating results of Northstar are primarily reported within the Mountain segment.
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Northstar was completed on August 1, 2010. The following unaudited pro forma financial information includes adjustments for (i) depreciation and interest expense for capital leases on acquired property, plant and equipment and amortization of intangible assets recorded at the date of acquisition; (ii) straight-line expense recognition of minimum future lease payments from the date of acquisition, including the amortization of the net unfavorable lease obligations; and (iii) acquisition related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the acquisition taken place on August 1, 2010.
(in thousands, except per share amounts).

Year Ended July 31,
2011
Pro forma net revenue	$1,171,459
Pro forma net income attributable to Vail Resorts, Inc.	$33,231
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$0.92
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$0.90

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2013	2012
Land and land improvements	$343,982	$281,729
Buildings and building improvements	884,307	838,780
Machinery and equipment	646,102	563,309
Furniture and fixtures	259,693	243,587
Software	92,553	81,659
Vehicles	49,356	44,798
Construction in progress	49,102	36,979
Gross property, plant and equipment	2,325,095	2,090,841
Accumulated depreciation	(1,155,807)	(1,041,634)
Property, plant and equipment, net	$1,169,288	$1,049,207
Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2013, 2012 and 2011 totaled $130.2 million, $124.5 million and $116.3 million, respectively.
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2013	2012
Goodwill
Goodwill	$366,178	$287,123
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	348,824	269,769
Indefinite-lived intangible assets
Gross indefinite-lived intangible assets	100,889	107,211
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	76,176	82,498
Amortizable intangible assets
Gross amortizable intangible assets	90,990	52,813
Accumulated amortization	(45,822)	(43,241)
Amortizable intangible assets, net	45,168	9,572
Total gross intangible assets	191,879	160,024
Total accumulated amortization	(70,535)	(67,954)
Total intangible assets, net	$121,344	$92,070
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2013, 2012 and 2011 totaled $2.5 million, $3.1 million and $1.7 million, respectively, and is estimated to be approximately $3.3 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2013 and 2012 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2011	$207,588	$60,470	$268,058
Acquisition	1,785	—	1,785
Effects of changes in foreign currency exchange rates	(74)	—	(74)
Balance at July 31, 2012	209,299	60,470	269,769
Acquisitions	70,627	8,393	79,020
Effects of changes in foreign currency exchange rates	35	—	35
Balance at July 31, 2013	$279,961	$68,863	$348,824
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2013	2012
Trade payables	$61,364	$56,508
Deferred revenue	93,759	78,793
Accrued salaries, wages and deferred compensation	27,946	21,242
Accrued benefits	19,787	20,216
Deposits	14,331	12,031
Accrued interest	8,018	8,015
Other accruals	44,314	30,733
Total accounts payable and accrued liabilities	$269,519	$227,538
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2013	2012
Private club deferred initiation fee revenue	$131,760	$135,660
Unfavorable lease obligation, net	34,037	36,058
Other long-term liabilities	77,109	61,151
Total other long-term liabilities	$242,906	$232,869

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2013:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $7.1 million and $6.9 million as of July 31, 2013 and 2012, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $3.8 million and $3.6 million as of July 31, 2013 and 2012, respectively. During the years ended July 31, 2013, 2012 and 2011, distributions in the amounts of $0.7 million, $0.8 million and $1.0 million, respectively, were received from equity method affiliates.

8.	Variable Interest Entities
The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements. As a group, as of July 31, 2013, the Employee Housing Entities had total assets of $29.1 million (primarily recorded in property, plant and equipment, net) and total liabilities of $62.8 million

(primarily recorded in long-term debt as “Employee Housing Bonds”). The Company has issued under its Credit Agreement $53.4 million letters of credit related to Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2013.
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
The table below summarizes the Company’s cash equivalents and contingent consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2013
Description	Balance at July 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$34,029	$34,029	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of July 31, 2012
Description	Balance at July 31, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$6,581	$6,581	$—	$—
Commercial Paper	$2,441	$—	$2,441	$—
Certificates of Deposit	$1,260	$—	$1,260	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company's valuation techniques and Level 3 inputs used to estimate the fair value of Contingent Consideration in connection with its acquisition of Canyons are described in Note 5, Acquisitions.

10.	Income Taxes

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
The Company has state (primarily California) and foreign NOL carryforwards totaling $35.3 million of which the state NOL carryforwards expire by the year ending July 31, 2031. As of July 31, 2013, the Company has recorded a valuation allowance on $30.4 million of state and foreign NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2013	2012
Deferred income tax liabilities:
Fixed assets	$150,697	$145,316
Intangible assets	46,257	34,859
Real estate and other investments	—	3,511
Total	196,954	183,686
Deferred income tax assets:
Canyons obligation	55,712	—
Deferred membership revenue	19,383	21,056
Real estate and other investments	5,470	—
Deferred compensation and other accrued benefits	9,872	9,196
Stock-based compensation	14,199	15,053
Unfavorable lease obligation, net	14,189	14,855
Net operating loss carryforwards and other tax credits	3,565	4,083
Other, net	17,432	7,516
Total	139,822	71,759
Valuation allowance for deferred income taxes	(3,062)	(1,588)
Deferred income tax assets, net of valuation allowance	136,760	70,171
Net deferred income tax liability	$60,194	$113,515
The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2013	2012
Net current deferred income tax asset	$25,190	$24,458
Net non-current deferred income tax asset	—	1,420
Net non-current deferred income tax liability	85,384	139,393
Net deferred income tax liability	$60,194	$113,515
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2013	2012	2011
Current:
Federal	$25,753	$1,407	$(9,886)
State	3,991	51	(1,210)
Total current	29,744	1,458	(11,096)
Deferred:
Federal	(7,175)	7,682	28,087
State	(950)	1,561	4,107
Total deferred	(8,125)	9,243	32,194
Provision for income taxes	$21,619	$10,701	$21,098
A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2013	2012	2011
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.3%	3.1%	3.1%
Nondeductible meals or entertainment	0.4%	0.7%	0.4%
General business credits	(1.2)%	(2.3)%	(1.0)%
Nondeductible compensation	—%	2.2%	—%
Domestic production deduction	(1.2)%	—%	—%
Other	0.2%	0.8%	0.5%
	36.5%	39.5%	38.0%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2010	$27,048
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(475)
Settlements	—
Balance as of July 31, 2011	$26,573
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(302)
Settlements	—
Balance as of July 31, 2012	$26,271
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(66)
Settlements	—
Balance as of July 31, 2013	$26,205
Any unrecognized tax benefits recorded in other long-term liabilities, if recognized, would decrease the Company’s effective tax rate. In addition, the Company does not anticipate a significant change to its unrecognized tax benefits during the twelve months ending July 31, 2014, subject to resolution of the legal proceedings associated with the utilization of Federal NOL carryforwards as previously discussed. The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense. As of July 31, 2013 and 2012, accrued interest and penalties, net of tax, is $1.8 million and $1.8 million, respectively. For the years ended July 31, 2013, 2012 and 2011, the Company recognized zero, $(0.1) million and $(0.2) million of interest expense and penalties, net of tax, respectively.

The Company's major tax jurisdictions in which it files income tax returns is the U.S. federal and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court. With the exception of the utilization of federal NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2009. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2006.

11.	Related Party Transactions

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2013, 2012 and 2011 were $7.0 million, $6.9 million, and $6.9 million, respectively.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE has been the broker for several of the Company’s developments. The Company recorded net real estate commissions expense of approximately $0.3 million, $0.9 million and $3.4 million for payments made to SSF/VARE during the years ended July 31, 2013, 2012 and 2011, respectively. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.5 million, $0.4 million and $0.4 million in revenue related to these leases for the years ended July 31, 2013, 2012 and 2011, respectively.

12.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2013 and 2012, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of July 31, 2013, the Company had various other letters of credit in the amount of $58.4 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Commitments

The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc., a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10.25% increasing to 11% of assets under lease over the lease term which is recognized on a straight-line basis over the initial lease term. In addition, beginning in fiscal 2013 the leases provide for the payment of percentage rent at a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option.
In addition, the Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.
Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2013, 2012 and 2011, the Company recorded lease expense (including Northstar), excluding executory costs, related to these agreements of $35.1 million, $34.0 million and $30.7 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
Future minimum operating lease payments under the above leases as of July 31, 2013 reflected by fiscal year are as follows (in thousands):

2014	$31,193
2015	30,042
2016	27,393
2017	25,727
2018	23,544
Thereafter	148,260
Total	$286,159
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2013 and 2012, the accrual for loss contingencies was not material individually and in the aggregate.

13.	Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s ski resorts/areas and related ancillary activities. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2013	2012	2011
Net revenue:
Lift tickets	$390,820	$342,500	$342,514
Ski school	95,254	84,292	83,818
Dining	81,175	68,376	68,052
Retail/rental	199,418	181,772	174,339
Other	100,847	89,668	83,468
Total Mountain net revenue	867,514	766,608	752,191
Lodging	210,974	210,623	214,658
Resort	1,078,488	977,231	966,849
Real estate	42,309	47,163	200,197
Total net revenue	$1,120,797	$1,024,394	$1,167,046
Segment operating expense:
Mountain	$639,706	$568,578	$540,366
Lodging	198,813	204,270	205,903
Resort	838,519	772,848	746,269
Real estate	58,090	63,170	205,232
Total segment operating expense	$896,609	$836,018	$951,501
Gain on sale of real property	$6,675	$—	$—
Mountain equity investment income, net	$891	$878	$1,342
Reported EBITDA:
Mountain	$228,699	$198,908	$213,167
Lodging	12,161	6,353	8,755
Resort	240,860	205,261	221,922
Real estate	(9,106)	(16,007)	(5,035)
Total Reported EBITDA	$231,754	$189,254	$216,887
Real estate held for sale and investment	$195,230	$237,668	$273,663
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$231,754	$189,254	$216,887
Depreciation and amortization	(132,688)	(127,581)	(117,957)
Loss on disposal of fixed assets, net	(1,222)	(1,464)	(555)
Asset impairment charge	—	—	(2,561)
Investment income, net	351	469	719
Interest expense, net	(38,966)	(33,586)	(33,641)
Loss on extinguishment of debt	—	—	(7,372)
Income before provision for income taxes	59,229	27,092	55,520
Provision for income taxes	(21,619)	(10,701)	(21,098)
Net income	37,610	16,391	34,422
Net loss attributable to noncontrolling interests	133	62	67
Net income attributable to Vail Resorts, Inc.	$37,743	$16,453	$34,489

14.	Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2013
	Year Ended July 31, 2013	Quarter Ended, July 31, 2013	Quarter Ended, April 30, 2013	Quarter Ended, January 31, 2013	Quarter Ended, October 31, 2012
Mountain revenue	$867,514	$51,844	$402,017	$361,741	$51,912
Lodging revenue	210,974	58,089	53,834	46,543	52,508
Real estate revenue	42,309	2,372	13,840	14,167	11,930
Total net revenue	1,120,797	112,305	469,691	422,451	116,350
Income (loss) from operations	96,953	(84,053)	165,342	105,963	(90,299)
Net income (loss)	37,610	(59,904)	97,588	60,529	(60,603)
Net income (loss) attributable to Vail Resorts, Inc.	$37,743	$(59,868)	$97,640	$60,551	$(60,580)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.05	$(1.67)	$2.72	$1.69	$(1.70)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.03	$(1.67)	$2.66	$1.65	$(1.70)

	2012
	Year Ended July 31, 2012	Quarter Ended, July 31, 2012	Quarter Ended, April 30, 2012	Quarter Ended, January 31, 2012	Quarter Ended, October 31, 2011
Mountain revenue	$766,608	$46,414	$354,586	$315,938	$49,670
Lodging revenue	210,623	54,751	53,972	48,306	53,594
Real estate revenue	47,163	12,379	12,587	9,088	13,109
Total net revenue	1,024,394	113,544	421,145	373,332	116,373
Income (loss) from operations	59,331	(80,919)	140,406	84,218	(84,374)
Net income (loss)	16,391	(53,824)	79,528	46,421	(55,734)
Net income (loss) attributable to Vail Resorts, Inc.	$16,453	$(53,796)	$79,569	$46,389	$(55,709)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.46	$(1.50)	$2.21	$1.29	$(1.54)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.45	$(1.50)	$2.17	$1.27	$(1.54)

15.	Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the years ended July 31, 2013 and 2012, the Company repurchased zero and 684,307 shares of common stock, respectively. Since inception of this stock repurchase program through July 31, 2013, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

16.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 7.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under the Plan. At July 31, 2013, approximately 2.6 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2013, 2012 and 2011 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2013	2012	2011
Expected volatility	42.6%	42.8%	42.5%
Expected dividends	1.5%	1.5%	—%
Expected term (average in years)	6.0-6.2	5.1-5.3	4.6
Risk-free rate	0.2-1.6%	0.1-2.2%	0.3-2.8%
The Company has estimated forfeiture rates that range from 9.9% to 21.0% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2013. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option and SARs award activity under the Plan as of July 31, 2011, 2012 and 2013, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at, August 1, 2010	2,377	$30.80
Granted	371	37.40
Exercised	(67)	20.06
Forfeited or expired	(20)	28.59
Outstanding at, July 31, 2011	2,661	$32.02
Granted	651	41.94
Exercised	(74)	27.10
Forfeited or expired	(68)	30.77
Outstanding at, July 31, 2012	3,170	$34.20
Granted	412	57.43
Exercised	(735)	33.22
Forfeited or expired	(94)	43.21
Outstanding at, July 31, 2013	2,753	$37.63	6.2 years	$80,847
Exercisable at, July 31, 2013	1,873	$32.39	5.1 years	$64,787
The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2013, 2012 and 2011 was $18.38, $12.71 and $13.84, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2013, 2012 and 2011 was $18.6 million, $1.3 million and $2.0 million, respectively. The Company had 414,000, 930,000 and 288,000 SARs that vested during the years ended July 31, 2013, 2012 and 2011, respectively. These awards had a total fair value of $6.5 million, $10.7 million and $0.7 million at the date of vesting for the years ended July 31, 2013, 2012 and 2011, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2013, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2012	976	$13.43
Granted	412	18.38
Vested	(414)	13.52
Forfeited	(94)	15.01
Nonvested at, July 31, 2013	880	$16.06
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2013, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2012	318	$37.82
Granted	159	52.94
Vested	(134)	37.61
Forfeited	(28)	41.16
Nonvested at, July 31, 2013	315	$45.21

The Company granted 159,000 restricted share units during the year ended July 31, 2013 with a weighted-average grant-date fair value of $52.94. The Company granted 180,000 restricted share units during the year ended July 31, 2012 with a weighted-average grant-date fair value of $38.15. The Company granted 201,000 restricted share units during the year ended July 31, 2011 with a weighted-average grant-date fair value of $37.03. The Company had 134,000, 234,000 and 143,000 restricted share units that vested during the years ended July 31, 2013, 2012 and 2011, respectively. These units had a total fair value of $5.0 million, $9.2 million and $5.9 million at the date of vesting for the years ended July 31, 2013, 2012 and 2011, respectively.
As of July 31, 2013, there was $16.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $9.5 million, $5.6 million and $0.9 million of expense is expected to be recognized in the years ending July 31, 2014, 2015 and 2016, respectively, assuming no future share-based awards are granted.
Cash received from options exercised under all share-based payment arrangements was $3.0 million, $0.5 million and $1.1 million for the years ended July 31, 2013, 2012 and 2011, respectively. The tax benefit realized or to be realized from options/SARs exercised and restricted stock units vested was $9.8 million, $3.9 million and $2.5 million for the years ended July 31, 2013, 2012 and 2011, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

17.	Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. Prior to January 1, 2009, the Company matched an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date. On January 1, 2009, the Company suspended making matching contributions to the Retirement Plan. The Company partially reinstated its matching contributions to the Retirement Plan on April 1, 2010 and again on April 1, 2011. Effective August 1, 2012, the Company's matching contributions were fully reinstated to its prior level as discussed above such that the Company will match an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon eligibility. The Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2013, 2012 and 2011 was $3.7 million, $2.4 million and $1.5 million, respectively.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of July 31, 2013 and 2012. Statements of operations, statements of comprehensive income and statements of cash flows are presented for the years ended July 31, 2013, 2012 and 2011. As of July 31, 2012, the Company revised its classification of advances from affiliates in the amount of $421.1 million to present it separately in the Supplemental Condensed Consolidating Balance Sheet from advances to affiliates. The Company has determined that this revision is not material to the Supplemental Condensed Consolidating Balance Sheet.
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

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$130,970	$7,634	$—	$138,604
Restricted cash	—	10,890	1,734	—	12,624
Trade receivables, net	—	77,725	1,312	—	79,037
Inventories, net	—	68,101	217	—	68,318
Other current assets	25,190	18,475	1,221	—	44,886
Total current assets	25,190	306,161	12,118	—	343,469
Property, plant and equipment, net	—	1,124,004	45,284	—	1,169,288
Real estate held for sale and investment	—	195,230	—	—	195,230
Goodwill, net	—	347,078	1,746	—	348,824
Intangible assets, net	—	101,913	19,431	—	121,344
Other assets	6,057	96,337	4,332	(9,459)	97,267
Investments in subsidiaries	1,861,509	(3,510)	—	(1,857,999)	—
Advances to affiliates	—	513,283	2,906	(516,189)	—
Total assets	$1,892,756	$2,680,496	$85,817	$(2,383,647)	$2,275,422
Current liabilities:
Accounts payable and accrued liabilities	$6,600	$256,094	$6,825	$—	$269,519
Income taxes payable	42,822	—	—	—	42,822
Long-term debt due within one year	—	775	219	—	994
Total current liabilities	49,422	256,869	7,044	—	313,335
Advances from affiliates	516,189	—	—	(516,189)	—
Long-term debt	390,000	348,190	57,738	—	795,928
Other long-term liabilities	27,851	213,928	10,586	(9,459)	242,906
Deferred income taxes	85,426	—	(42)	—	85,384
Total Vail Resorts, Inc. stockholders’ equity	823,868	1,861,509	(3,510)	(1,857,999)	823,868
Noncontrolling interests	—	—	14,001	—	14,001
Total stockholders’ equity	823,868	1,861,509	10,491	(1,857,999)	837,869
Total liabilities and stockholders’ equity	$1,892,756	$2,680,496	$85,817	$(2,383,647)	$2,275,422

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$38,380	$7,673	$—	$46,053
Restricted cash	—	13,300	984	—	14,284
Trade receivables, net	—	64,185	1,558	—	65,743
Inventories, net	—	65,673	200	—	65,873
Other current assets	24,458	15,522	437	—	40,417
Total current assets	24,458	197,060	10,852	—	232,370
Property, plant and equipment, net	—	1,000,767	48,440	—	1,049,207
Real estate held for sale and investment	—	237,668	—	—	237,668
Goodwill, net	—	268,058	1,711	—	269,769
Intangible assets, net	—	72,751	19,319	—	92,070
Other assets	7,113	42,939	5,937	(9,459)	46,530
Investments in subsidiaries	1,775,195	(553)	—	(1,774,642)	—
Advances to affiliates	—	418,001	3,114	(421,115)	—
Total assets	$1,806,766	$2,236,691	$89,373	$(2,205,216)	$1,927,614
Current liabilities:
Accounts payable and accrued liabilities	$6,542	$215,308	$5,688	$—	$227,538
Income taxes payable	20,721	—	—	—	20,721
Long-term debt due within one year	—	782	208	—	990
Total current liabilities	27,263	216,090	5,896	—	249,249
Advances from affiliates	421,115	—	—	(421,115)	—
Long-term debt	390,000	41,817	57,958	—	489,775
Other long-term liabilities	28,104	203,589	10,635	(9,459)	232,869
Deferred income taxes	137,973	—	1,420	—	139,393
Total Vail Resorts, Inc. stockholders’ equity	802,311	1,775,195	(553)	(1,774,642)	802,311
Noncontrolling interests	—	—	14,017	—	14,017
Total stockholders’ equity	802,311	1,775,195	13,464	(1,774,642)	816,328
Total liabilities and stockholders’ equity	$1,806,766	$2,236,691	$89,373	$(2,205,216)	$1,927,614

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,114,952	$18,127	$(12,282)	$1,120,797
Total operating expense	516	1,014,314	21,144	(12,130)	1,023,844
(Loss) income from operations	(516)	100,638	(3,017)	(152)	96,953
Other expense, net	(26,411)	(11,023)	(1,333)	152	(38,615)
Equity investment income, net	—	891	—	—	891
(Loss) income before benefit (provision) for income taxes	(26,927)	90,506	(4,350)	—	59,229
Benefit (provision) for income taxes	9,901	(31,974)	454	—	(21,619)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(17,026)	58,532	(3,896)	—	37,610
Equity in income (loss) of consolidated subsidiaries	54,769	(3,763)	—	(51,006)	—
Net income (loss)	37,743	54,769	(3,896)	(51,006)	37,610
Net loss attributable to noncontrolling interests	—	—	133	—	133
Net income (loss) attributable to Vail Resorts, Inc.	$37,743	$54,769	$(3,763)	$(51,006)	$37,743

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,020,847	$14,997	$(11,450)	$1,024,394
Total operating expense	181	959,038	17,142	(11,298)	965,063
(Loss) income from operations	(181)	61,809	(2,145)	(152)	59,331
Other expense, net	(26,520)	(5,372)	(1,377)	152	(33,117)
Equity investment income, net	—	878	—	—	878
(Loss) income before benefit (provision) for income taxes	(26,701)	57,315	(3,522)	—	27,092
Benefit (provision) for income taxes	10,968	(21,669)	—	—	(10,701)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(15,733)	35,646	(3,522)	—	16,391
Equity in income (loss) of consolidated subsidiaries	32,186	(3,460)	—	(28,726)	—
Net income (loss)	16,453	32,186	(3,522)	(28,726)	16,391
Net loss attributable to noncontrolling interests	—	—	62	—	62
Net income (loss) attributable to Vail Resorts, Inc.	$16,453	$32,186	$(3,460)	$(28,726)	$16,453

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,166,706	$12,212	$(11,872)	$1,167,046
Total operating expense	522	1,070,054	13,718	(11,720)	1,072,574
(Loss) income from operations	(522)	96,652	(1,506)	(152)	94,472
Other expense, net	(34,244)	(4,908)	(1,294)	152	(40,294)
Equity investment income, net	—	1,342	—	—	1,342
(Loss) income before benefit (provision) for income taxes	(34,766)	93,086	(2,800)	—	55,520
Benefit (provision) for income taxes	14,235	(35,333)	—	—	(21,098)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(20,531)	57,753	(2,800)	—	34,422
Equity in income (loss) of consolidated subsidiaries	55,020	(2,733)	—	(52,287)	—
Net income (loss)	34,489	55,020	(2,800)	(52,287)	34,422
Net loss attributable to noncontrolling interests	—	—	67	—	67
Net income (loss) attributable to Vail Resorts, Inc.	$34,489	$55,020	$(2,733)	$(52,287)	$34,489

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$37,743	$54,769	$(3,896)	$(51,006)	$37,610
Foreign currency translation adjustments, net of tax	188	188	188	(376)	188
Comprehensive income (loss)	37,931	54,957	(3,708)	(51,382)	37,798
Comprehensive loss attributable to noncontrolling interests	—	—	133	—	133
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$37,931	$54,957	$(3,575)	$(51,382)	$37,931

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$16,453	$32,186	$(3,522)	$(28,726)	$16,391
Foreign currency translation adjustments, net of tax	(255)	(255)	(255)	510	(255)
Comprehensive income (loss)	16,198	31,931	(3,777)	(28,216)	16,136
Comprehensive loss attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$16,198	$31,931	$(3,715)	$(28,216)	$16,198

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$34,489	$55,020	$(2,800)	$(52,287)	$34,422
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Comprehensive income (loss)	34,489	55,020	(2,800)	(52,287)	34,422
Comprehensive loss attributable to noncontrolling interests	—	—	67	—	67
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$34,489	$55,020	$(2,733)	$(52,287)	$34,489

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,845)	$225,434	$(166)	$222,423
Cash flows from investing activities:
Capital expenditures	—	(94,041)	(905)	(94,946)
Acquisition of businesses	—	(19,958)	—	(19,958)
Proceeds from sale of real property	—	11,090	—	11,090
Other investing activities, net	—	(4,344)	(80)	(4,424)
Net cash used in investing activities	—	(107,253)	(985)	(108,238)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	96,000	—	96,000
Payments of other long-term debt	—	(96,803)	(208)	(97,011)
Dividends paid	(28,362)	—	—	(28,362)
Other financing activities, net	4,565	2,177	841	7,583
Advances from (to) affiliates	26,642	(26,867)	225	—
Net cash provided by (used in) financing activities	2,845	(25,493)	858	(21,790)
Effect of exchange rate changes on cash and cash equivalents	—	(98)	254	156
Net increase (decrease) in cash and cash equivalents	—	92,590	(39)	92,551
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$130,970	$7,634	$138,604

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,789)	$191,831	$377	$185,419
Cash flows from investing activities:
Capital expenditures	—	(132,025)	(600)	(132,625)
Acquisition of business	—	(24,311)	832	(23,479)
Other investing activities, net	—	150	—	150
Net cash (used in) provided by investing activities	—	(156,186)	232	(155,954)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of other long-term debt	—	(56,855)	(197)	(57,052)
Repurchases of common stock	(30,365)	—	—	(30,365)
Dividends paid	(24,249)	—	—	(24,249)
Other financing activities, net	1,637	400	107	2,144
Advances from (to) affiliates	59,766	(60,175)	409	—
Net cash provided by (used in) financing activities	6,789	(60,630)	319	(53,522)
Effect of exchange rate changes on cash and cash equivalents	—	—	(33)	(33)
Net (decrease) increase in cash and cash equivalents	—	(24,985)	895	(24,090)
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$38,380	$7,673	$46,053

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2011
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in ) provided by operating activities	$(2,659)	$268,602	$1,344	$267,287
Cash flows from investing activities:
Capital expenditures	—	(95,568)	(72)	(95,640)
Acquisition of business	—	(62,344)	—	(62,344)
Other investing activities, net	—	(204)	—	(204)
Net cash used in investing activities	—	(158,116)	(72)	(158,188)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	189,000	—	189,000
Payments of other long-term debt	—	(226,674)	(187)	(226,861)
Proceeds from borrowings under the 6.50% Notes	390,000	—	—	390,000
Payment of tender of 6.75% Notes	(390,000)	—	—	(390,000)
Payment of financing costs	(9,331)	(3,069)	—	(12,400)
Dividends paid	(5,411)	—	—	(5,411)
Other financing activities, net	1,319	(1,055)	1,707	1,971
Advances	16,082	(16,638)	556	—
Net cash provided by (used in) financing activities	2,659	(58,436)	2,076	(53,701)
Net increase in cash and cash equivalents	—	52,050	3,348	55,398
Cash and cash equivalents:
Beginning of period	—	11,315	3,430	14,745
End of period	$—	$63,365	$6,778	$70,143

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Index to Financial Statements and Financial Statement Schedules.

(1)	See “Item 8. Financial Statements and Supplementary Data” for the index to the Financial Statements and Schedules.

(2)
Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.

(3)	See the Index to Exhibits below.
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Posted Exhibit Number	Description	Sequentially Numbered Page

2.1
Transaction Agreement, dated as of May 24, 2013, between VR CPC Holdings, Inc. and ASC Utah LLC, Talisker Land Holdings, LLC, Talisker Canyons Lands LLC, Talisker Canyons Leaseco LLC, American Skiing Company Resort Properties LLC, Talisker Canyons Propco LLC and Talisker Canyons Finance Co LLC. (Incorporated by reference to Exhibit 2.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

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

4.1(d)
Supplemental Indenture, dated November 29, 2012, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2013) (File No. 001-09614).

4.1(e)
Supplemental Indenture, dated January 24, 2013, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2013) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
4.1(f)
Supplemental Indenture, dated April 26, 2013, by and among Vail Resorts, Inc., as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

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

10.18(c)*
Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

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

10.20(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and John McD. Garnsey. (Incorporated by reference to Exhibit 10.4 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.20(b)*
Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Holdings, Inc. and John McD. Garnsey. (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
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

10.21(c)*
Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Holdings, Inc. and Blaise Carrig. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

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

10.23(d)
Third Amendment to Fifth Amended and Restated Credit Agreement dated as of May 29, 2013 among The Vail Corporation (d/b/a/ Vail Associates, Inc.) as borrower, Bank of America, N.A., as administrative agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

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

10.26
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.27	Guaranty of Vail Resorts, Inc. dated May 29, 2013. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

21	Subsidiaries of Vail Resorts, Inc.	70

23	Consent of Independent Registered Public Accounting Firm.	80

Posted Exhibit Number	Description	Sequentially Numbered Page

24	Power of Attorney. Included on signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	81

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	82

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	83

101
The following information from the Company's Year End Report on Form 10-K for the year ended July 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2013 and July 31, 2012; (ii) Consolidated Statements of Operations as of July 31, 2013, July 31, 2012 and July 31, 2011; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2013, July 31, 2012 and July 31, 2011; (iv) Consolidated Statements of Stockholders' Equity as of July 31, 2013, July 31, 2012 and July 31, 2011 (v) Consolidated Statements of Cash Flows as of July 31, 2013, July 31, 2012 and July 31, 2011; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2011
Inventory Reserves	$1,452	$2,389	$(2,289)	$1,552
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	2,259	2,246	(1,082)	3,423
2012
Inventory Reserves	1,552	1,914	(1,602)	1,864
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	3,423	2,456	(1,326)	4,553
2013
Inventory Reserves	1,864	2,203	(2,307)	1,760
Valuation Allowance on Income Taxes	1,588	1,474	—	3,062
Trade Receivable Allowances	$4,553	$773	$(4,848)	$478

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2013		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 27, 2013		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Michael Z. Barkin or Mark L. Schoppet his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2013.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Mark L. Schoppet	Senior Vice President, Controller and Chief Accounting Officer
Mark L. Schoppet	(Principal Accounting Officer)

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ Richard D. Kincaid
Richard D. Kincaid	Director

John T. Redmond	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director