Form 10-Q
period 2013-10-31
VAIL RESORTS INC
filed 2013-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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
As of December 2, 2013, 36,125,333 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2013, July 31, 2013 and October 31, 2012	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2013 and 2012	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three Months Ended October 31, 2013 and 2012	F-4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2013 and 2012	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2013	July 31, 2013	October 31, 2012
Assets
Current assets:
Cash and cash equivalents	$114,225	$138,604	$43,985
Restricted cash	12,403	12,624	14,526
Trade receivables, net	37,551	79,037	29,721
Inventories, net	89,531	68,318	84,752
Other current assets	57,334	44,886	49,115
Total current assets	311,044	343,469	222,099
Property, plant and equipment, net (Note 6)	1,185,513	1,169,288	1,056,643
Real estate held for sale and investment	188,205	195,230	227,662
Goodwill, net	346,625	348,824	269,859
Intangible assets, net	120,489	121,344	91,619
Other assets	97,998	97,267	45,553
Total assets	$2,249,874	$2,275,422	$1,913,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$369,551	$269,519	$318,258
Income taxes payable	39,946	42,822	17,026
Long-term debt due within one year (Note 4)	1,003	994	848
Total current liabilities	410,500	313,335	336,132
Long-term debt (Note 4)	797,062	795,928	489,525
Other long-term liabilities (Note 6)	240,725	242,906	231,800
Deferred income taxes	43,035	85,384	103,549
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,072,903, 40,903,731 and 40,826,977 shares issued, respectively	411	409	408
Additional paid-in capital	600,215	598,675	589,763
Accumulated other comprehensive (loss) income	(56)	(67)	39
Retained earnings	337,178	418,043	341,353
Treasury stock, at cost; 4,949,111, 4,949,111 and 4,949,111 shares, respectively (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	744,556	823,868	738,371
Noncontrolling interests	13,996	14,001	14,058
Total stockholders’ equity (Note 2)	758,552	837,869	752,429
Total liabilities and stockholders’ equity	$2,249,874	$2,275,422	$1,913,435
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net revenue:
Mountain	$57,331	$51,912
Lodging	57,214	52,508
Real estate	8,846	11,930
Total net revenue	123,391	116,350
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	124,774	107,548
Lodging	56,905	51,806
Real estate	9,231	15,614
Total segment operating expense	190,910	174,968
Other operating expense:
Depreciation and amortization	(34,156)	(31,679)
Loss on disposal of fixed assets, net	(429)	(2)
Loss from operations	(102,104)	(90,299)
Mountain equity investment income, net	603	434
Investment income, net	95	54
Interest expense	(16,098)	(8,375)
Loss before benefit from income taxes	(117,504)	(98,186)
Benefit from income taxes	44,067	37,583
Net loss	(73,437)	(60,603)
Net loss attributable to noncontrolling interests	61	23
Net loss attributable to Vail Resorts, Inc.	$(73,376)	$(60,580)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(2.04)	$(1.70)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(2.04)	$(1.70)
Cash dividends declared per share	$0.2075	$0.1875
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Net loss	$(73,437)	$(60,603)
Foreign currency translation adjustments, net of tax	11	294
Comprehensive loss	(73,426)	(60,309)
Comprehensive loss attributable to noncontrolling interests	61	23
Comprehensive loss attributable to Vail Resorts, Inc.	$(73,365)	$(60,286)
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(73,437)	$(60,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,156	31,679
Cost of real estate sales	6,713	9,241
Stock-based compensation expense	3,492	3,472
Deferred income taxes, net	(44,067)	(37,583)
Other non-cash income, net	(1,611)	(2,712)
Changes in assets and liabilities:
Trade receivables, net	43,818	35,223
Inventories, net	(21,032)	(18,879)
Investments in real estate	(462)	(477)
Accounts payable and accrued liabilities	95,052	85,627
Other assets and liabilities, net	(13,329)	(10,411)
Net cash provided by operating activities	29,293	34,577
Cash flows from investing activities:
Capital expenditures	(46,751)	(35,907)
Other investing activities, net	100	255
Net cash used in investing activities	(46,651)	(35,652)
Cash flows from financing activities:
Dividends paid	(7,489)	(6,729)
Other financing activities, net	445	5,704
Net cash used in financing activities	(7,044)	(1,025)
Effect of exchange rate changes on cash and cash equivalents	23	32
Net decrease in cash and cash equivalents	(24,379)	(2,068)
Cash and cash equivalents:
Beginning of period	138,604	46,053
End of period	$114,225	$43,985
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2013 was derived from audited financial statements.
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

	For the Three Months Ended October 31,
	2013			2012
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$823,868	$14,001	$837,869	$802,311	$14,017	$816,328
Net loss	(73,376)	(61)	(73,437)	(60,580)	(23)	(60,603)
Stock-based compensation expense	3,492	—	3,492	3,472	—	3,472
Issuance of shares under share award plans, net of shares withheld for taxes	(4,793)	—	(4,793)	(3,989)	—	(3,989)
Tax benefit from share award plans	2,843	—	2,843	3,592	—	3,592
Cash dividends paid on common stock	(7,489)	—	(7,489)	(6,729)	—	(6,729)
Contributions from noncontrolling interests, net	—	56	56	—	64	64
Foreign currency translation adjustments, net of tax	11	—	11	294	—	294
Balance, end of period	$744,556	$13,996	$758,552	$738,371	$14,058	$752,429
Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Canyons obligation (Note 4, Long-Term Debt) has been estimated using discounted cash flow analyses based on the discount rate established under the initial purchase accounting (Note 5, Acquisitions) (a Level 3 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Canyons obligation, Industrial Development Bonds and other long-term debt as of October 31, 2013 are presented below (in thousands):

	October 31, 2013
	Carrying Value	Fair Value
6.50% Notes	$390,000	$415,350
Canyons obligation	$307,706	$307,706
Industrial Development Bonds	$41,200	$45,359
Other long-term debt	$6,584	$6,837

3.	Net Loss Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(73,376)	$(73,376)	$(60,580)	$(60,580)
Weighted-average shares outstanding	36,026	36,026	35,700	35,700
Effect of dilutive securities	—	—	—	—
Total shares	36,026	36,026	35,700	35,700
Net loss per share attributable to Vail Resorts	$(2.04)	$(2.04)	$(1.70)	$(1.70)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.5 million and 1.4 million for the three months ended October 31, 2013 and 2012, respectively.
The Company paid cash dividends of $0.2075 per share and $0.1875 per share ($7.5 million and $6.7 million in the aggregate) during the three months ended October 31, 2013 and 2012, respectively. On December 6, 2013 the Company’s Board of Directors declared a quarterly cash dividend of $0.2075 per share payable on January 10, 2014 to stockholders of record as of December 26, 2013.

4.	Long-Term Debt
Long-term debt as of October 31, 2013, July 31, 2013 and October 31, 2012 is summarized as follows (in thousands):

	Maturity (a)	October 31, 2013	July 31, 2013	October 31, 2012
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	390,000	390,000	390,000
Canyons obligation (b)	2063	307,706	306,320	—
Other	2014-2029	6,584	6,827	6,598
Total debt		798,065	796,922	490,373
Less: Current maturities (c)		1,003	994	848
Long-term debt		$797,062	$795,928	$489,525

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company entered into a transaction agreement (the "Transaction Agreement") with affiliate companies of Talisker Corporation ("Talisker") pursuant to which the parties entered into a master lease agreement (the "Lease") and certain ancillary transaction documents on May 29, 2013 (see Note 5, Acquisitions). The obligation at October 31, 2013 represents future fixed lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accreted interest expense of $2.4 million.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2013 reflected by fiscal year are as follows (in thousands):

Total
2014	$772
2015	854
2016	262
2017	265
2018	271
Thereafter	795,641
Total debt	$798,065

The Company incurred gross interest expense of $16.1 million and $8.4 million for the three months ended October 31, 2013 and 2012, respectively, of which $0.5 million was amortization of deferred financing costs for both periods. The Company had no capitalized interest during the three months ended October 31, 2013 and 2012.

5.	Acquisitions

Canyons
VR CPC and Talisker entered into the Transaction Agreement, the Lease and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah, which includes the ski area, property management and related amenities effective May 29, 2013. Canyons is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). The Parent Company has guaranteed the payments under the Lease.
The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,805
Other current assets	1,564
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	127,885
Deferred income tax assets, net	44,744
Intangible assets	30,700
Park City Mountain Resort ("PCMR") deposit	57,800
Goodwill	74,788
Total identifiable assets acquired	$344,761
Accounts payable and accrued liabilities	$7,349
Deferred revenue	1,212
Other liabilities	21,766
Canyons obligation	305,334
Contingent consideration	9,100
Total liabilities assumed	$344,761

The estimated fair values of assets acquired and liabilities assumed in the Canyons transaction are preliminary and are based on the information that was available as of the transaction date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values, including a complete evaluation of the deductibility of goodwill for income tax purposes. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the transaction date.
Land and certain improvements under the Park City Mountain Resort ski area are subject to on-going litigation. The Company has recorded a deposit ("PCMR deposit") for the land and associated improvements at its estimated fair value. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, including the potential inclusion of the ski terrain of Park City Mountain Resort in the Lease, the assembled workforce of Canyons and other factors. The preliminary measurements of fair value assumes that the majority of the goodwill is not deductible for income tax purposes. The intangible assets have a weighted-average amortization period of approximately 50 years. The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $5.2 million of net revenue for the three months ended October 31, 2013. Additionally, the Company has recognized $2.7 million of transaction related expenses in the Consolidated Condensed Statements of Operations for the three months ended October 31, 2013. As of October 31, 2013, there were no changes to the Contingent Consideration liability.
The following presents the unaudited pro forma consolidated financial information of the Company as if the Canyons transaction was completed on August 1, 2012. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transaction; and (iii) interest expense relating to the Canyons obligation. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2012 (in thousands, except per share amounts).

Three Months Ended October 31,
2012
Pro forma net revenue	$120,624
Pro forma net loss attributable to Vail Resorts, Inc.	$(70,813)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.98)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.98)

Urban Ski Areas
In December 2012, the Company acquired all of the assets of two ski areas in the Midwest, Afton Alps in Minnesota and Mount Brighton in Michigan, for total cash consideration of $20.0 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company recorded $17.8 million in property, plant and equipment, $1.0 million in other assets, $2.0 million in goodwill, $1.0 million in other intangible assets (with a weighted-average amortization period of 10 years), and $1.8 million of assumed liabilities on the date of acquisition. The operating results of Afton Alps and Mount Brighton are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2013	July 31, 2013	October 31, 2012
Land and land improvements	$343,971	$343,982	$282,161
Buildings and building improvements	885,054	884,307	838,745
Machinery and equipment	647,856	646,102	566,368
Furniture and fixtures	262,334	259,693	245,295
Software	93,188	92,553	85,122
Vehicles	49,789	49,356	46,972
Construction in progress	88,490	49,102	62,907
Gross property, plant and equipment	2,370,682	2,325,095	2,127,570
Accumulated depreciation	(1,185,169)	(1,155,807)	(1,070,927)
Property, plant and equipment, net	$1,185,513	$1,169,288	$1,056,643
The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2013	July 31, 2013	October 31, 2012
Trade payables	$100,125	$61,364	$87,422
Deferred revenue	166,705	93,759	134,963
Accrued salaries, wages and deferred compensation	16,857	27,946	19,882
Accrued benefits	18,135	19,787	19,397
Deposits	12,972	14,331	9,633
Accrued interest	13,447	8,018	13,433
Other accruals	41,310	44,314	33,528
Total accounts payable and accrued liabilities	$369,551	$269,519	$318,258

The composition of other long-term liabilities follows (in thousands):

	October 31, 2013	July 31, 2013	October 31, 2012
Private club deferred initiation fee revenue	$130,108	$131,760	$134,134
Unfavorable lease obligation, net	33,369	34,037	35,390
Other long-term liabilities	77,248	77,109	62,276
Total other long-term liabilities	$240,725	$242,906	$231,800

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2013, the Employee Housing Entities had total assets of $28.6 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2013.

8.    Fair Value Measurements

The Financial Accounting Standards Board ("FASB") issued fair value guidance that establishes how reporting entities should measure fair value for measurement and disclosure purposes. The guidance establishes a common definition of fair value applicable to all assets and liabilities measured at fair value and prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:
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
The table below summarizes the Company’s cash equivalents and Contingent Consideration (see Note 5) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2013
Description	Balance at October 31, 2013	Level 1	Level 2	Level 3

Assets:
Money Market	$9,023	$9,023	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of July 31, 2013
Description	Balance at July 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$34,029	$34,029	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of October 31, 2012
Description	Balance at October 31, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$9,025	$9,025	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company used discounted cash flow projection valuation models and Level 3 inputs to estimate the fair value of Contingent Consideration in connection with the Canyons transaction.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2013, July 31, 2013 and October 31, 2012, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of October 31, 2013, the Company had various other letters of credit in the amount of $58.6 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
As permitted under applicable law, the Company and certain of its subsidiaries have agreed to indemnify their directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any future amounts paid.

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of October 31, 2013, July 31, 2013 and October 31, 2012, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2013	2012
Net revenue:
Lift	$—	$—
Ski school	—	—
Dining	7,464	6,373
Retail/rental	28,900	26,725
Other	20,967	18,814
Total Mountain net revenue	57,331	51,912
Lodging	57,214	52,508
Total Resort net revenue	114,545	104,420
Real estate	8,846	11,930
Total net revenue	$123,391	$116,350
Operating expense:
Mountain	$124,774	$107,548
Lodging	56,905	51,806
Total Resort operating expense	181,679	159,354
Real estate	9,231	15,614
Total segment operating expense	$190,910	$174,968
Mountain equity investment income, net	$603	$434
Reported EBITDA:
Mountain	$(66,840)	$(55,202)
Lodging	309	702
Resort	(66,531)	(54,500)
Real estate	(385)	(3,684)
Total Reported EBITDA	$(66,916)	$(58,184)

Real estate held for sale and investment	$188,205	$227,662

Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(66,916)	$(58,184)
Depreciation and amortization	(34,156)	(31,679)
Loss on disposal of fixed assets, net	(429)	(2)
Investment income, net	95	54
Interest expense	(16,098)	(8,375)
Loss before benefit from income taxes	(117,504)	(98,186)
Benefit from income taxes	44,067	37,583
Net loss	$(73,437)	$(60,603)
Net loss attributable to noncontrolling interests	61	23
Net loss attributable to Vail Resorts, Inc.	$(73,376)	$(60,580)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During both the three months ended October 31, 2013 and 2012, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through October 31, 2013, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of October 31, 2013, July 31, 2013, and October 31, 2012. Statements of operations, statements of comprehensive income (loss), and statements of cash flows are presented for the three months ended October 31, 2013 and 2012. As of October 31, 2012, the Company revised its classification of advances from affiliates in the amount of $428.3 million to present it separately in the Supplemental Condensed Consolidating Balance Sheet from advances to affiliates. The Company has determined that this revision is not material to the Supplemental Condensed Consolidating Balance Sheet.
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

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$107,053	$7,172	$—	$114,225
Restricted cash	—	10,846	1,557	—	12,403
Trade receivables, net	198	34,522	2,831	—	37,551
Inventories, net	—	89,317	214	—	89,531
Other current assets	26,524	29,674	1,136	—	57,334
Total current assets	26,722	271,412	12,910	—	311,044
Property, plant and equipment, net	—	1,140,942	44,571	—	1,185,513
Real estate held for sale and investment	—	188,205	—	—	188,205
Goodwill, net	—	344,865	1,760	—	346,625
Intangible assets, net	—	101,071	19,418	—	120,489
Other assets	5,796	97,473	4,188	(9,459)	97,998
Investments in subsidiaries	1,751,058	(5,045)	—	(1,746,013)	—
Advances to affiliates	—	522,510	2,945	(525,455)	—
Total assets	$1,783,576	$2,661,433	$85,792	$(2,280,927)	$2,249,874
Current liabilities:
Accounts payable and accrued liabilities	$12,877	$348,128	$8,546	$—	$369,551
Income taxes payable	39,946	—	—	—	39,946
Long-term debt due within one year	—	772	231	—	1,003
Total current liabilities	52,823	348,900	8,777	—	410,500
Advances from affiliates	525,455	—	—	(525,455)	—
Long-term debt	390,000	349,555	57,507	—	797,062
Other long-term liabilities	27,673	211,920	10,591	(9,459)	240,725
Deferred income taxes	43,069	—	(34)	—	43,035
Total Vail Resorts, Inc. stockholders’ equity (deficit)	744,556	1,751,058	(5,045)	(1,746,013)	744,556
Noncontrolling interests	—	—	13,996	—	13,996
Total stockholders’ equity	744,556	1,751,058	8,951	(1,746,013)	758,552
Total liabilities and stockholders’ equity	$1,783,576	$2,661,433	$85,792	$(2,280,927)	$2,249,874

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$130,970	$7,634	$—	$138,604
Restricted cash	—	10,890	1,734	—	12,624
Trade receivables, net	—	77,725	1,312	—	79,037
Inventories, net	—	68,101	217	—	68,318
Other current assets	25,190	18,475	1,221	—	44,886
Total current assets	25,190	306,161	12,118	—	343,469
Property, plant and equipment, net	—	1,124,004	45,284	—	1,169,288
Real estate held for sale and investment	—	195,230	—	—	195,230
Goodwill, net	—	347,078	1,746	—	348,824
Intangible assets, net	—	101,913	19,431	—	121,344
Other assets	6,057	96,337	4,332	(9,459)	97,267
Investments in subsidiaries	1,861,509	(3,510)	—	(1,857,999)	—
Advances to affiliates	—	513,283	2,906	(516,189)	—
Total assets	$1,892,756	$2,680,496	$85,817	$(2,383,647)	$2,275,422
Current liabilities:
Accounts payable and accrued liabilities	$6,600	$256,094	$6,825	$—	$269,519
Income taxes payable	42,822	—	—	—	42,822
Long-term debt due within one year	—	775	219	—	994
Total current liabilities	49,422	256,869	7,044	—	313,335
Advances from affiliates	516,189	—	—	(516,189)	—
Long-term debt	390,000	348,190	57,738	—	795,928
Other long-term liabilities	27,851	213,928	10,586	(9,459)	242,906
Deferred income taxes	85,426	—	(42)	—	85,384
Total Vail Resorts, Inc. stockholders’ equity (deficit)	823,868	1,861,509	(3,510)	(1,857,999)	823,868
Noncontrolling interests	—	—	14,001	—	14,001
Total stockholders’ equity	823,868	1,861,509	10,491	(1,857,999)	837,869
Total liabilities and stockholders’ equity	$1,892,756	$2,680,496	$85,817	$(2,383,647)	$2,275,422

Supplemental Condensed Consolidating Balance Sheet
As of October 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$36,779	$7,206	$—	$43,985
Restricted cash	—	13,578	948	—	14,526
Trade receivables, net	—	26,639	3,082	—	29,721
Inventories, net	—	84,548	204	—	84,752
Other current assets	25,782	22,827	506	—	49,115
Total current assets	25,782	184,371	11,946	—	222,099
Property, plant and equipment, net	—	1,008,799	47,844	—	1,056,643
Real estate held for sale and investment	—	227,662	—	—	227,662
Goodwill, net	—	268,058	1,801	—	269,859
Intangible assets, net	—	72,262	19,357	—	91,619
Other assets	6,836	42,299	5,877	(9,459)	45,553
Investments in subsidiaries	1,684,088	(1,996)	—	(1,682,092)	—
Advances to affiliates	—	425,366	2,933	(428,299)	—
Total assets	$1,716,706	$2,226,821	$89,758	$(2,119,850)	$1,913,435
Current liabilities:
Accounts payable and accrued liabilities	$12,906	$297,715	$7,637	$—	$318,258
Income taxes payable	17,026	—	—	—	17,026
Long-term debt due within one year	—	629	219	—	848
Total current liabilities	29,932	298,344	7,856	—	336,132
Advances from affiliates	428,299	—	—	(428,299)	—
Long-term debt	390,000	41,787	57,738	—	489,525
Other long-term liabilities	28,050	202,602	10,607	(9,459)	231,800
Deferred income taxes	102,054	—	1,495	—	103,549
Total Vail Resorts, Inc. stockholders’ equity (deficit)	738,371	1,684,088	(1,996)	(1,682,092)	738,371
Noncontrolling interests	—	—	14,058	—	14,058
Total stockholders’ equity	738,371	1,684,088	12,062	(1,682,092)	752,429
Total liabilities and stockholders’ equity	$1,716,706	$2,226,821	$89,758	$(2,119,850)	$1,913,435

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$123,488	$2,815	$(2,912)	$123,391
Total operating expense	92	223,528	4,749	(2,874)	225,495
Loss from operations	(92)	(100,040)	(1,934)	(38)	(102,104)
Other expense, net	(6,601)	(9,097)	(343)	38	(16,003)
Equity investment income, net	—	603	—	—	603
Loss before benefit from income taxes	(6,693)	(108,534)	(2,277)	—	(117,504)
Benefit from income taxes	2,848	40,990	229	—	44,067
Net loss before equity in loss of consolidated subsidiaries	(3,845)	(67,544)	(2,048)	—	(73,437)
Equity in loss of consolidated subsidiaries	(69,531)	(1,987)	—	71,518	—
Net loss	(73,376)	(69,531)	(2,048)	71,518	(73,437)
Net loss attributable to noncontrolling interests	—	—	61	—	61
Net loss attributable to Vail Resorts, Inc.	$(73,376)	$(69,531)	$(1,987)	$71,518	$(73,376)

Supplemental Condensed Consolidating Statement of Operations
For the three months ended October 31, 2012
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$116,004	$3,011	$(2,665)	$116,350
Total operating expense	113	204,358	4,805	(2,627)	206,649
Loss from operations	(113)	(88,354)	(1,794)	(38)	(90,299)
Other expense, net	(6,610)	(1,414)	(335)	38	(8,321)
Equity investment income, net	—	434	—	—	434
Loss before benefit from income taxes	(6,723)	(89,334)	(2,129)	—	(98,186)
Benefit from income taxes	2,610	34,791	182	—	37,583
Net loss before equity in loss of consolidated subsidiaries	(4,113)	(54,543)	(1,947)	—	(60,603)
Equity in income of consolidated subsidiaries	(56,467)	(1,924)	—	58,391	—
Net loss	(60,580)	(56,467)	(1,947)	58,391	(60,603)
Net loss attributable to noncontrolling interests	—	—	23	—	23
Net loss attributable to Vail Resorts, Inc.	$(60,580)	$(56,467)	$(1,924)	$58,391	$(60,580)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended October 31, 2013
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(73,376)	$(69,531)	$(2,048)	$71,518	$(73,437)
Foreign currency translation adjustments, net of tax	11	11	11	(22)	11
Comprehensive loss	(73,365)	(69,520)	(2,037)	71,496	(73,426)
Comprehensive loss attributable to noncontrolling interests	—	—	61	—	61
Comprehensive loss attributable to Vail Resorts, Inc.	$(73,365)	$(69,520)	$(1,976)	$71,496	$(73,365)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended October 31, 2012
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(60,580)	$(56,467)	$(1,947)	$58,391	$(60,603)
Foreign currency translation adjustments, net of tax	294	294	294	(588)	294
Comprehensive loss	(60,286)	(56,173)	(1,653)	57,803	(60,309)
Comprehensive loss attributable to noncontrolling interests	—	—	23	—	23
Comprehensive loss attributable to Vail Resorts, Inc.	$(60,286)	$(56,173)	$(1,630)	$57,803	$(60,286)

Supplemental Condensed Consolidating Statement of Cash Flows
For the three months ended October 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(44,375)	$74,291	$(623)	$29,293
Cash flows from investing activities:
Capital expenditures	—	(46,477)	(274)	(46,751)
Other investing activities, net	—	93	7	100
Net cash used in investing activities	—	(46,384)	(267)	(46,651)
Cash flows from financing activities:
Dividends paid	(7,489)	—	—	(7,489)
Other financing activities, net	2,969	(2,858)	334	445
Advances	48,895	(48,895)	—	—
Net cash provided by (used in) financing activities	44,375	(51,753)	334	(7,044)
Effect of exchange rate changes on cash and cash equivalents	—	(71)	94	23
Net decrease in cash and cash equivalents	—	(23,917)	(462)	(24,379)
Cash and cash equivalents:
Beginning of period	—	130,970	7,634	138,604
End of period	$—	$107,053	$7,172	$114,225

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2013 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2013 and 2012 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.
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
Mountain Segment
The Mountain segment is comprised of the operations of ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); the Canyons mountain resort in Park City, Utah (transaction entered into in May 2013); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal in nature, with the majority of revenue earned in our second and third fiscal quarters. Our first fiscal quarter is a seasonally low period as our ski operations are generally not open for business until mid-November, which falls in our second fiscal quarter. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our mountain resorts, as well as retail operations.
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
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as the occasional sale of land to third-party developers. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.
Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. For the 2012/2013 ski season our results were tempered by poor snowfall and unseasonably warm temperatures that occurred during the early 2012/2013 ski season in Colorado and during the latter half of the 2012/2013 ski season in Tahoe. To help mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a value option to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2012/2013 ski season pass revenue represented approximately 38% of total lift revenue for the entire ski season. Through December 7, 2013, our season pass sales for the 2013/2014 ski season (including the Urban ski areas and Canyons for both the current and prior year, which prior year includes pass sales that were specific to the Urban ski areas and Canyons and occurred before our transactions) have increased approximately 13% in units and increased approximately 16% in sales dollars, compared to the prior year period ended December 8, 2012. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2013/2014 ski season.

•
Although many key economic indicators have improved recently including growth in the US stock markets, rising consumer confidence, and housing prices and lower unemployment, the US economy has struggled to gain momentum amid sweeping federal budget cuts, higher taxes, uncertainty over monetary policy and slow growth in many economies around the world. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the 2013/2014 ski season.

•
On May 29, 2013, we entered into a long-term lease with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights among others, to ongoing litigation between the current operator of Park City Mountain Resort ("PCMR") and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of PCMR. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of PCMR will become subject to our lease with Talisker, which we expect would be beneficial to us as the inclusion of the ski terrain of PCMR in the lease would require no additional consideration from us but any earnings derived from that ski terrain would accrue to our benefit. If the outcome of the litigation is unfavorable, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under PCMR is then included in the lease. We cannot predict whether we will realize all of the synergies expected from our operation of Canyons nor can we predict the resources required to integrate its operations and the ultimate impact Canyons will have on our future results of operations. Furthermore, if the litigation associated with the land under the ski terrain of PCMR results in an unfavorable outcome it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangible assets and/or other assets recorded in conjunction with this transaction, negatively impacting our results of operations and stockholders' equity. Additionally, the estimated fair values of assets acquired and liabilities assumed in the Canyons transaction are preliminary and are based on the information that was available as of the transaction date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of October 31, 2013 are subject to change.

•
As of October 31, 2013, we had $114.2 million in cash and cash equivalents, as well as $333.6 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.4 million). Additionally, we believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities (primarily occurring during our fiscal second and third quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity which we believe will allow us to consider strategic investments and other forms of providing return to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of October 31, 2013, we had 20 units at The Ritz-Carlton Residences, Vail and 28 units (of which one unit sold subsequent to October 31, 2013) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

•
Under GAAP we test goodwill and indefinite-lived intangible assets for impairment annually, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our goodwill or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2013 annual impairment test did not result in a goodwill or significant indefinite-lived intangible asset impairment. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Lodging operations), negatively impacting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS
Summary

Due to the seasonality of our Resort operations, we normally incur net losses during the first fiscal quarter, as shown in the summary of operating results below for the three months ended October 31, 2013, compared to the three months ended October 31, 2012 (in thousands):

	Three Months Ended October 31,
	2013	2012
Mountain Reported EBITDA	$(66,840)	$(55,202)
Lodging Reported EBITDA	309	702
Resort Reported EBITDA	(66,531)	(54,500)
Real Estate Reported EBITDA	(385)	(3,684)
Loss before benefit from income taxes	(117,504)	(98,186)
Net loss attributable to Vail Resorts, Inc.	$(73,376)	$(60,580)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2013 compared to the three months ended October 31, 2012
Mountain segment operating results for the three months ended October 31, 2013 and 2012 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2013	2012
Net Mountain revenue:
Lift	$—	$—	—%
Ski school	—	—	—%
Dining	7,464	6,373	17.1%
Retail/rental	28,900	26,725	8.1%
Other	20,967	18,814	11.4%
Total Mountain net revenue	$57,331	$51,912	10.4%
Mountain operating expense:
Labor and labor-related benefits	$39,302	$34,294	14.6%
Retail cost of sales	16,863	16,191	4.2%
General and administrative	31,152	27,304	14.1%
Other	37,457	29,759	25.9%
Total Mountain operating expense	$124,774	$107,548	16.0%
Mountain equity investment income, net	603	434	38.9%
Mountain Reported EBITDA	$(66,840)	$(55,202)	(21.1)%

Mountain Reported EBITDA includes $2.7 million of stock-based compensation expense for both the three months ended October 31, 2013 and 2012, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our ski resorts generally do not open for ski operations until our second fiscal quarter. The first fiscal quarter consists primarily of operating and administrative expenses plus summer and retail operations. Mountain Reported EBITDA for the three months ended October 31, 2013 was unfavorably impacted when compared to the three months ended October 31, 2012 due to the inclusion of first quarter operating results of the Urban Ski Areas (acquired in December 2012) and Canyons (transaction entered into in May 2013)

which together generated $7.4 million of negative EBITDA, including $2.7 million of integration and PCMR litigation related costs (the “Acquisitions”), due to no ski operations.

Dining revenue increased $1.1 million, or 17.1%, for the three months ended October 31, 2013 compared to the same period in the prior year, primarily due to the addition of the Acquisitions, which contributed $0.7 million of dining revenue. Additionally, dining revenue was also favorably impacted by improved summer visitation to our Colorado mountain resorts, especially at Keystone which experienced improved group business.

Retail/rental revenue increased $2.2 million, or 8.1%, for the three months ended October 31, 2013 compared to the same period in the prior year, primarily due to retail revenue generated by Hoigaard's (our mid-west retailer acquired in April 2013) and the addition of the Acquisitions.

Other revenue mainly consists of summer visitation and other mountain activities revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue, employee housing revenue and other recreation activity revenue. For the three months ended October 31, 2013, other revenue increased $2.2 million, or 11.4%, compared to the three months ended October 31, 2012, primarily due to an increase in summer activities and special event revenue, an increase in marketing revenue and increased employee housing revenue. The Acquisitions contributed $0.9 million of other revenue for the three months ended October 31, 2013.
Operating expense increased $17.2 million, or 16.0%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, which includes operating expense from the Acquisitions of $9.8 million including Canyons integration and PCMR litigation related expense as discussed above. Excluding Acquisitions related expenses, operating expense increased $7.4 million, or 6.9%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Labor and labor-related benefits (excluding incremental expense from the Acquisitions) increased $1.9 million, or 5.6%, primarily due to normal wage adjustments, increased staffing levels to support higher volumes in summer operations and increased retail labor primarily due to new stores. General and administrative expense (excluding incremental expense from the Acquisitions) increased $2.8 million, or 10.3%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and higher employee medical costs. Other expense (excluding incremental expense from the Acquisitions) increased $2.6 million, or 8.9%, primarily due to increased supplies expense, repairs and maintenance and higher utilities expense.
Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2013 compared to the three months ended October 31, 2012

Lodging segment operating results for the three months ended October 31, 2013 and 2012 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2013	2012
Lodging net revenue:
Owned hotel rooms	$14,113	$13,694	3.1%
Managed condominium rooms	7,772	5,814	33.7%
Dining	13,346	10,610	25.8%
Transportation	1,872	1,691	10.7%
Golf	7,527	7,536	(0.1)%
Other	10,162	9,983	1.8%
	54,792	49,328	11.1%
Payroll cost reimbursements	2,422	3,180	(23.8)%
Total Lodging net revenue	$57,214	$52,508	9.0%
Lodging operating expense:
Labor and labor-related benefits	$26,372	$23,450	12.5%
General and administrative	7,487	7,024	6.6%
Other	20,624	18,152	13.6%
	54,483	48,626	12.0%
Reimbursed payroll costs	2,422	3,180	(23.8)%
Total Lodging operating expense	$56,905	$51,806	9.8%
Lodging Reported EBITDA	$309	$702	(56.0)%

Owned hotel statistics:
ADR	$182.62	$180.70	1.1%
RevPar	$115.35	$113.32	1.8%
Managed condominium statistics:
ADR	$195.62	$194.26	0.7%
RevPar	$36.13	$30.75	17.5%
Owned hotel and managed condominium statistics (combined):
ADR	$186.93	$184.89	1.1%
RevPar	$65.53	$60.54	8.2%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended October 31, 2013 exclude managed condominium rooms at Canyons (assumed in May 2013) which do not have comparable results for the three months ended October 31, 2012.

Lodging Reported EBITDA includes $0.4 million of stock-based compensation expense for both the three months ended October 31, 2013 and 2012, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended October 31, 2013 increased $5.5 million, or 11.1%, as compared to the three months ended October 31, 2012, including revenue of $3.7 million from the addition of Canyons in May 2013. Excluding the impact of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $1.8 million, or 3.5%, which is largely attributable to an increase in revenue at our mountain properties from improved summer visitation and increased group business. Additionally, revenue generated by GTLC for the three months ended October 31, 2013 was negatively impacted by the government shutdown in October which closed the resort early and the closure of the Colter Bay Marina in August due to low water levels.

Revenue from owned hotel rooms increased $0.4 million, or 3.1%, for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012, driven by a 1.1% increase in ADR and a 1.8% increase in RevPAR due largely to an increase in demand at our mountain properties from improved summer business. Revenue from managed condominium rooms increased $2.0 million, or 33.7%, which was attributable to $1.4 million of revenue generated from managed condominium units at Canyons, as well as an increase in group business at our Keystone resort properties.

Dining revenue for the three months ended October 31, 2013 increased $2.7 million, or 25.8%, compared to the three months ended October 31, 2012, due to dining revenue generated at Canyons, increased dining revenue from our Vail mountain resort properties and an increase in group business at our Keystone resort. Transportation revenue for the three months ended October 31, 2013 increased $0.2 million, or 10.7%, as compared to the three months ended October 31, 2012, primarily due to an increase in total passengers of 5.7% and improved pricing. Other revenue increased $0.2 million, or 1.8%, compared to the same period in the prior year primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, partially offset by a decrease in ancillary revenue at GTLC.

Operating expense (excluding reimbursed payroll costs) increased $5.9 million, or 12.0%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Labor and labor-related benefits increased $2.9 million, or 12.5%, due to labor costs associated with the addition of Canyons and normal wage increases. Other expense increased $2.5 million, or 13.6%, primarily due to expenses related to Canyons and higher variable operating costs including higher food and beverage cost of sales and other operating expense (e.g. repairs and maintenance and supplies-room amenities expense). General and administrative expense increased $0.5 million, or 6.6%, due to higher allocated corporate costs.

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

Real Estate Segment

Three months ended October 31, 2013 compared to the three months ended October 31, 2012
Real Estate segment operating results for the three months ended October 31, 2013 and 2012 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2013	2012
Total Real Estate net revenue	$8,846	$11,930	(25.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	7,487	10,435	(28.3)%
Other	1,744	5,179	(66.3)%
Total Real Estate operating expense	9,231	15,614	(40.9)%
Real Estate Reported EBITDA	$(385)	$(3,684)	89.5%
Real Estate Reported EBITDA includes $0.4 million of stock-based compensation expense for both the three months ended October 31, 2013 and 2012, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2013

Real Estate segment net revenue for the three months ended October 31, 2013 was driven by the closing of two condominium units at The Ritz-Carlton Residences, Vail ($7.3 million of revenue with an average selling price per unit of $3.6 million and a price per square foot of $1,220) and one condominium unit at One Ski Hill Place ($1.1 million selling price and a price per square foot of $868). The average price per square foot of both these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects.

Operating expense for the three months ended October 31, 2013 included cost of sales of $6.9 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,005) and from the closing of one condominium unit at One Ski Hill Place (cost per square foot of $736). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.5 million were incurred commensurate with revenue recognized. Other operating expense of $1.7 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, other segment operating expense includes $3.5 million (recorded as a credit to other expense) for the recovery of project costs on previously sold units.

Three months ended October 31, 2012

Real Estate segment net revenue for the three months ended October 31, 2012 was driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($11.6 million of revenue with an average selling price per unit of $2.9 million and an average price per square foot of $1,165).

Operating expense for the three months ended October 31, 2012 included cost of sales of $9.6 million primarily resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $969). Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $5.2 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2013 increased $2.5 million compared to the same period in the prior year, primarily due to assets assumed in the Acquisitions.

Interest expense. Interest expense increased $7.7 million for the three months ended October 31, 2013 compared to the same period in the prior year, due to interest expense on the Canyons obligation recorded in conjunction with the Canyons transaction entered into in May 2013.

Income taxes.  The effective tax rate benefit for the three months ended October 31, 2013 was 37.5%, compared to the effective tax rate provision for the three months ended October 31, 2012 of 38.3%.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items).

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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2013	2012
Mountain Reported EBITDA	$(66,840)	$(55,202)
Lodging Reported EBITDA	309	702
Resort Reported EBITDA	(66,531)	(54,500)
Real Estate Reported EBITDA	(385)	(3,684)
Total Reported EBITDA	(66,916)	(58,184)
Depreciation and amortization	(34,156)	(31,679)
Loss on disposal of fixed assets, net	(429)	(2)
Investment income, net	95	54
Interest expense	(16,098)	(8,375)
Loss before benefit from income taxes	(117,504)	(98,186)
Benefit from income taxes	44,067	37,583
Net loss	(73,437)	(60,603)
Net loss attributable to noncontrolling interests	61	23
Net loss attributable to Vail Resorts, Inc.	$(73,376)	$(60,580)
The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2013	2012
Long-term debt	$797,062	$489,525
Long-term debt due within one year	1,003	848
Total debt	798,065	490,373
Less: cash and cash equivalents	114,225	43,985
Net Debt	$683,840	$446,388
LIQUIDITY AND CAPITAL RESOURCES
Significant Sources of Cash

Historically, we have seasonally low cash and cash equivalents on hand in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have essentially no ski operations. Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on remaining inventory of real estate available for sale.

We had $114.2 million of cash and cash equivalents as of October 31, 2013, compared to $44.0 million as of October 31, 2012. In total, we used $24.4 million of cash in the three months ended October 31, 2013 and used $2.1 million of cash in the three months ended October 31, 2012. We currently anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows (primarily generated during our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $114.2 million of cash and cash equivalents at October 31, 2013, we had available $333.6 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.4 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 2.00%.

Three months ended October 31, 2013 compared to the three months ended October 31, 2012

We generated $29.3 million of cash from operating activities during the three months ended October 31, 2013, a decrease of $5.3 million compared to $34.6 million of cash generated during the three months ended October 31, 2012. The decrease in operating cash flows was primarily a result of the lower Resort Reported EBITDA for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, an increase in non-season pass accounts receivable balances, prepaid expenses and inventory balances, partially offset by an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Additionally, we generated $7.5 million and $10.8 million in proceeds from real estate sales (net of sales commissions and deposits previously received) in the three months ended October 31, 2013 and 2012, respectively.

Cash used in investing activities for the three months ended October 31, 2013 increased by $11.0 million compared to the three months ended October 31, 2012, primarily due to an increase in resort capital expenditures of $10.8 million.

Cash used in financing activities increased $6.0 million during the three months ended October 31, 2013, compared to the three months ended October 31, 2012, primarily due to payments for commitments in conjunction with the Canyons transaction of $2.8 million during the three months ended October 31, 2013, a decrease in proceeds from the exercise of stock options and tax benefits recognized on the exercise and vesting of stock awards of $2.6 million during the three months ended October 31, 2013 compared to the three months ended October 31, 2012, and an increase in the payment of cash dividends on common stock of $0.8 million during the three months ended October 31, 2013 compared to the three months ended October 31, 2012.

Significant Uses of Cash

Our cash uses currently include providing for working capital needs and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts/areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $125 million to $135 million of resort capital expenditures for calendar year 2013. Included in these capital expenditures are approximately $47 million to $52 million of maintenance capital expenditures, excluding the Acquisitions, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $90 million was spent for capital expenditures in calendar year 2013 as of October 31, 2013, leaving approximately $35 million to $45 million to spend in the remainder of calendar year 2013. Discretionary expenditures for calendar year 2013 include, among other projects, terrain expansion on Peak 6 at Breckenridge that includes the installation of two new chairlifts; a new on-mountain restaurant at Beaver Creek that more than doubles the existing restaurant's seating capacity; a new six-person chairlift at Vail; investment in energy efficient snowmaking equipment and technology; and the final phase of renovations at the DoubleTree by Hilton in Breckenridge, an owned lodging property. Also included in our calendar year 2013 plan are resort capital expenditures for the first phase of our new summer activities plans, Epic Discovery, at six of our resorts, and improvements at our Urban ski areas.

For calendar year 2014 we expect our resort capital plan will provide for resort capital expenditures of approximately $85 million, excluding any spending for new summer activities, the timing of which will be determined based on regulatory and other approvals, and any future acquisitions.  This capital plan is expected to include enhancements to our resorts and maintenance capital expenditures that are necessary to maintain the level of service and quality appropriate to our resort operations. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to implement our capital plans.

In May 2013, we entered into a lease and ancillary transaction documents with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. As a result of this transaction, we have a long-term debt obligation (including capital lease obligations) of $308.5 million as of October 31, 2013.

Principal payments on the vast majority of our long-term debt ($795.6 million of the total $798.1 million debt outstanding as of October 31, 2013) are not due until fiscal 2019 and beyond. As of October 31, 2013 and 2012, total long-term debt (including long-term debt due within one year) was $798.1 million and $490.4 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $446.4 million as of October 31, 2012 to $683.8 million as of October 31, 2013, primarily due to the financing of the Canyons transaction, partially offset by an increase in cash and cash equivalents.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of October 31, 2013. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, as stated above the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the three months ended October 31, 2013 we did not repurchase any shares of common stock. Since inception of this stock repurchase program through October 31, 2013, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2013, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program are expected to be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

On June 7, 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. On March 5, 2012 our Board of Directors approved a 25% increase to our annual cash dividend to an annual rate of $0.75 per share, subject to quarterly declaration. Additionally, on March 4, 2013, our Board of Directors approved an increase of approximately 11% to our annual cash dividend on our common stock to an annual rate of $0.83 per share (or $30.0 million annually based upon shares outstanding as of October 31, 2013), subject to quarterly declaration. During the three months ended October 31, 2013, the Company paid a cash dividend of $0.2075 per share ($7.5 million in the aggregate). This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our Credit Agreement and the Indenture. The most restrictive of those covenants include the following Credit Agreement covenants: Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, our financing arrangements, including the Indenture, limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.
We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2013. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2014. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	demand for planned summer activities and our ability to successfully obtain necessary approvals and construct the planned improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits from the lease of Canyons operations or future acquisitions;

•	the outcome of pending litigation regarding the ski terrain of Park City Mountain Resort;

•	adverse consequences on lease payment obligations for Canyons due to increases in the consumer price index, or CPI; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2013, we had $52.6 million of variable rate indebtedness, representing approximately 6.6% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2013 of 0.2%. Based on variable-rate borrowings outstanding as of October 31, 2013, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
PCMR Litigation
On May 29, 2013, in connection with our lease for Canyons Resort, we also assumed control over Talisker's ongoing litigation with the current Park City Mountain Resort ("PCMR") operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of PCMR (the "PCMR litigation"). If the PCMR litigation concludes with a finding that the leases are not valid, the land under the ski terrain of PCMR previously subject to those leases will become subject to our existing lease for Canyons Resort. If the PCMR litigation concludes with a finding that the leases are valid, we will be entitled to receive from the landlord the rent payments it receives from the current PCMR operator until such time as the current PCMR operator's lease has ended and the ski terrain under PCMR is then included in our lease.
The PCMR litigation was instituted on March 9, 2012 in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, "GPCC") against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, "TLH"). GPCC filed the PCMR litigation seeking, among other things, a declaration from the court that they had properly extended the leases or that the leases have not expired based on theories of waiver or equitable estoppel. In the alternative, GPCC seeks damages of approximately $7.0 million caused by TLH's alleged failure to disclose to GPCC until December 2011 that the leases had expired. On November 20, 2012, the Court ruled on a motion to dismiss filed by TLH, dismissing GPCC's claim that they had properly extended the leases in accordance with their terms. The remaining claims are currently in discovery.

On September 18, 2013, the Court granted GPCC's motion to amend to add a claim based upon provisions in the leases which prohibit the sale of portions of the land covered by the leases which are improved and grant PCMR a right of first refusal on sales by the landlord of portions of the land covered by the leases which are not improved. PCMR claims that these may have been triggered by our transaction with Talisker and/or by another transaction in which Talisker was involved. On September 25, 2013, GPCC filed a Second Amended Complaint that included VR CPC Holdings, Inc., our subsidiary, as a defendant with respect to the added claim based upon the prohibition on sale and the right of first refusal.  On October 28, 2013, VR CPC Holdings, Inc. and TLH filed answers denying all of GPCC’s claims, and the parties are proceeding with discovery.  TLH denied these claims because it does not believe these provisions of the lease were operative at the time of the transactions since the leases expired in April 2011 and, even if they were operative, the transactions did not trigger either provision for a variety of reasons. Concurrent with its answer, on October 28, 2013, TLH also filed two new counterclaims against GPCC for unlawful detainer and unjust enrichment.  These counterclaims, along with a previously filed counterclaim for rents due and owing, seek compensation for GPCC’s having remained in possession of the land covered by the leases since May 1, 2011, based on TLH’s contention that the GPCC leases expired on April 30, 2011.  GPCC filed a motion to dismiss the new counterclaims on November 18, 2013. TLH has not yet responded to the motion to dismiss.
There is no trial date currently set.
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

3.3	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011)(File No. 001-09614).

10.1	Vail Resorts Management Incentive Plan	18

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	26

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	27

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	28

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2013, July 31, 2013, and October 31, 2012; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2013 and October 31, 2012; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended October 31, 2013 and October 31, 2012; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2013 and October 31, 2012; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 9, 2013	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2013	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)