Form 10-Q
period 2014-01-31
VAIL RESORTS INC
filed 2014-03-12
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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
As of March 7, 2014, 36,144,758 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2014, July 31, 2013 and January 31, 2013	F-2
Consolidated Condensed Statements of Operations for the Three and Six Months Ended January 31, 2014 and 2013	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2014 and 2013	F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2014 and 2013	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	January 31, 2014	July 31, 2013	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$205,276	$138,604	$136,579
Restricted cash	12,942	12,624	12,194
Trade receivables, net	57,673	79,037	53,486
Inventories, net	72,503	68,318	70,341
Other current assets	54,501	44,886	49,633
Total current assets	402,895	343,469	322,233
Property, plant and equipment, net (Note 6)	1,187,789	1,169,288	1,057,399
Real estate held for sale and investment	184,101	195,230	216,815
Goodwill, net	346,286	348,824	271,762
Intangible assets, net	119,460	121,344	92,590
Other assets	101,443	97,267	42,950
Total assets	$2,341,974	$2,275,422	$2,003,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$369,208	$269,519	$317,504
Income taxes payable	39,543	42,822	14,979
Long-term debt due within one year (Note 4)	965	994	806
Total current liabilities	409,716	313,335	333,289
Long-term debt (Note 4)	798,319	795,928	489,497
Other long-term liabilities (Note 6)	240,226	242,906	230,157
Deferred income taxes	79,656	85,384	140,704
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,091,390, 40,903,731 and 40,855,859 shares issued, respectively	411	409	409
Additional paid-in capital	604,090	598,675	593,424
Accumulated other comprehensive (loss) income	(186)	(67)	198
Retained earnings	388,944	418,043	395,175
Treasury stock, at cost, 4,949,111 shares (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	800,067	823,868	796,014
Noncontrolling interests	13,990	14,001	14,088
Total stockholders’ equity (Note 2)	814,057	837,869	810,102
Total liabilities and stockholders’ equity	$2,341,974	$2,275,422	$2,003,749
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net revenue:
Mountain	$391,656	$361,741	$448,987	$413,653
Lodging	56,187	46,543	113,401	99,051
Real estate	4,877	14,167	13,723	26,097
Total net revenue	452,720	422,451	576,111	538,801
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	243,512	220,997	368,286	328,545
Lodging	53,259	44,803	110,164	96,609
Real estate	8,006	16,739	17,237	32,353
Total segment operating expense	304,777	282,539	495,687	457,507
Other operating expense:
Depreciation and amortization	(36,204)	(33,418)	(70,360)	(65,097)
Loss on disposal of fixed assets, net	(1,044)	(531)	(1,473)	(533)
Income from operations	110,695	105,963	8,591	15,664
Mountain equity investment income, net	14	99	617	533
Investment income, net	70	99	165	153
Interest expense	(16,239)	(8,534)	(32,337)	(16,909)
Income (loss) before (provision) benefit from income taxes	94,540	97,627	(22,964)	(559)
(Provision) benefit from income taxes	(35,340)	(37,098)	8,727	485
Net income (loss)	59,200	60,529	(14,237)	(74)
Net loss attributable to noncontrolling interests	63	22	124	45
Net income (loss) attributable to Vail Resorts, Inc.	$59,263	$60,551	$(14,113)	$(29)
Per share amounts (Note 3):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.64	$1.69	$(0.39)	$—
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.60	$1.65	$(0.39)	$—
Cash dividends declared per share	$0.2075	$0.1875	$0.4150	$0.3750
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net income (loss)	$59,200	$60,529	$(14,237)	$(74)
Foreign currency translation adjustments, net of tax	(130)	159	(119)	453
Comprehensive income (loss)	59,070	60,688	(14,356)	379
Comprehensive loss attributable to noncontrolling interests	63	22	124	45
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$59,133	$60,710	$(14,232)	$424
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,237)	$(74)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,360	65,097
Cost of real estate sales	10,104	19,900
Stock-based compensation expense	7,054	6,631
Deferred income taxes, net	(8,727)	(485)
Other non-cash income, net	(1,501)	(4,060)
Changes in assets and liabilities:
Trade receivables, net	22,396	12,677
Inventories, net	(4,004)	(3,822)
Investments in real estate	(570)	(1,410)
Accounts payable and accrued liabilities	100,724	87,567
Other assets and liabilities, net	(6,978)	(6,377)
Net cash provided by operating activities	174,621	175,644
Cash flows from investing activities:
Capital expenditures	(93,771)	(58,287)
Acquisition of businesses	—	(19,958)
Other investing activities, net	149	246
Net cash used in investing activities	(93,622)	(77,999)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	96,000
Payments of long-term debt	—	(96,444)
Dividends paid	(14,986)	(13,458)
Other financing activities, net	621	6,722
Net cash used in financing activities	(14,365)	(7,180)
Effect of exchange rate changes on cash and cash equivalents	38	61
Net increase in cash and cash equivalents	66,672	90,526
Cash and cash equivalents:
Beginning of period	138,604	46,053
End of period	$205,276	$136,579
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
In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses.
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

Revision of Consolidated Condensed Statements of Cash Flows for Accrued Liabilities for Purchases of Property, Plant and Equipment— The Company previously presented accounts payable and accrued liabilities related to purchases of property, plant and equipment on a gross basis in the Consolidated Condensed Statements of Cash Flows rather than on a net basis. The Company corrected its presentation of accounts payable and accrued liabilities related to purchases of property, plant and equipment to a net basis and has determined that the impact of these adjustments was not material to the Consolidated Statements of Cash Flows for all applicable prior interim and annual periods. In addition, these adjustments had no impact on the net change in cash and cash equivalents. For the six months ended January 31, 2013, the effect of this adjustment increased net cash provided by operating activities from $171.3 million to $175.6 million, with a corresponding increase in net cash used in investing activities from $73.6 million to $77.9 million. For the three months ended October 31, 2013 and 2012, the effect of this adjustment decreased net cash provided by operating activities from $29.3 million to $16.3 million and from $34.6 million to $24.8 million, respectively, with a corresponding decrease in net cash used in investing activities from $46.7 million to $33.7 million and from $35.7 million to $25.9 million, respectively (as previously reported in the quarterly report on Form 10-Q for the three months ended October 31, 2013).

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
Noncontrolling Interests in Consolidated Condensed Financial Statements— Net loss attributable to noncontrolling interests along with net income (loss) attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Six Months Ended January 31,
	2014			2013
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$823,868	$14,001	$837,869	$802,311	$14,017	$816,328
Net loss	(14,113)	(124)	(14,237)	(29)	(45)	(74)
Stock-based compensation expense	7,054	—	7,054	6,631	—	6,631
Issuance of shares under share award plans, net of shares withheld for taxes	(4,877)	—	(4,877)	(3,792)	—	(3,792)
Tax benefit from share award plans	3,240	—	3,240	3,898	—	3,898
Cash dividends paid on common stock	(14,986)	—	(14,986)	(13,458)	—	(13,458)
Contributions from noncontrolling interests, net	—	113	113	—	116	116
Foreign currency translation adjustments, net of tax	(119)	—	(119)	453	—	453
Balance, end of period	$800,067	$13,990	$814,057	$796,014	$14,088	$810,102
Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Canyons obligation (Note 4, Long-Term Debt) has been estimated using discounted cash flow analyses based on the discount rate established under the initial purchase accounting (Note 5, Acquisitions) (a Level 3 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Canyons obligation, Industrial Development Bonds and other long-term debt as of January 31, 2014 are presented below (in thousands):

	January 31, 2014
	Carrying Value	Fair Value
6.50% Notes	$390,000	$411,450
Canyons obligation	$309,093	$309,093
Industrial Development Bonds	$41,200	$46,250
Other long-term debt	$5,722	$6,083

3.	Net Income (Loss) Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$59,263	$59,263	$60,551	$60,551
Weighted-average shares outstanding	36,130	36,130	35,895	35,895
Effect of dilutive securities	—	990	—	768
Total shares	36,130	37,120	35,895	36,663
Net income per share attributable to Vail Resorts	$1.64	$1.60	$1.69	$1.65

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 14,800 and 1,000 for the three months ended January 31, 2014 and 2013, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2014 and 2013 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(14,113)	$(14,113)	$(29)	$(29)
Weighted-average shares outstanding	36,078	36,078	35,798	35,798
Effect of dilutive securities	—	—	—	—
Total shares	36,078	36,078	35,798	35,798
Net loss per share attributable to Vail Resorts	$(0.39)	$(0.39)	$—	$—

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1,017,000 and 842,000 for the six months ended January 31, 2014 and 2013, respectively.

During the three and six months ended January 31, 2014, the Company paid cash dividends of $0.2075 and $0.4150 per share, respectively ($7.5 million and $15.0 million, respectively, in the aggregate). During the three and six months ended January 31, 2013, the Company paid cash dividends of $0.1875 and $0.3750 per share, respectively ($6.7 million and $13.5 million, respectively, in the aggregate). On March 10, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.4150 per share payable on April 16, 2014 to stockholders of record as of April 1, 2014.

4.	Long-Term Debt
Long-term debt as of January 31, 2014, July 31, 2013 and January 31, 2013 is summarized as follows (in thousands):

	Maturity (a)	January 31, 2014	July 31, 2013	January 31, 2013
Credit Facility Revolver	2016	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	390,000	390,000	390,000
Canyons obligation (b)	2063	309,093	306,320	—
Other	2014-2029	6,416	6,827	6,528
Total debt		799,284	796,922	490,303
Less: Current maturities (c)		965	994	806
Long-term debt		$798,319	$795,928	$489,497

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company entered into a transaction agreement (the "Transaction Agreement") with affiliate companies of Talisker Corporation ("Talisker") pursuant to which the parties entered into a master lease agreement (the "Lease") and certain ancillary transaction documents on May 29, 2013 related to the Canyons mountain resort (see Note 5, Acquisitions). The obligation at January 31, 2014 represents future fixed lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $3.8 million.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2014 reflected by fiscal year are as follows (in thousands):

Total
2014	$733
2015	717
2016	266
2017	270
2018	271
Thereafter	797,027
Total debt	$799,284

The Company incurred gross interest expense of $16.2 million and $8.5 million for the three months ended January 31, 2014 and 2013, respectively, of which $0.5 million was amortization of deferred financing costs for both periods. The Company had no capitalized interest during the three months ended January 31, 2014 and 2013. The Company incurred gross interest expense of $32.3 million and $16.9 million for the six months ended January 31, 2014 and 2013, respectively, of which $1.0 million was amortization of deferred financing costs for both periods. The Company had no capitalized interest during the six months ended January 31, 2014 and 2013.

5.	Acquisitions

Canyons
VR CPC and Talisker entered into the Transaction Agreement, the Lease and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah, which includes the ski area, property management and related amenities effective May 2013. Canyons is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). The Parent Company has guaranteed the payments under the Lease.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,774
Other current assets	1,766
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	127,885
Deferred income tax assets, net	44,744
Intangible assets	30,700
Park City Mountain Resort ("PCMR") deposit	57,800
Goodwill	74,539
Total identifiable assets acquired	$344,683
Accounts payable and accrued liabilities	$7,348
Deferred revenue	1,134
Other liabilities	21,766
Canyons obligation	305,335
Contingent consideration	9,100
Total liabilities assumed	$344,683

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
Land and certain improvements under the Park City Mountain Resort ski area are subject to on-going litigation. The Company has recorded a deposit ("PCMR deposit") for potential future interests in the land and associated improvements at its estimated fair value. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, including the potential inclusion of a portion of the ski terrain of Park City Mountain Resort in the Lease, the assembled workforce of Canyons and other factors. The preliminary measurements of fair value assume that the majority of the goodwill is not deductible for income tax purposes. The intangible assets have a weighted-average amortization period of approximately 50 years. The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $22.7 million and $27.8 million of net revenue, including an allocated portion of season pass revenue based on skier visits, for the three and six months ended January 31, 2014, respectively. As of January 31, 2014, there were no changes to the Contingent Consideration liability.
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

	Three Months Ended January 31,	Six Months Ended January 31,
	2013	2013
Pro forma net revenue	$440,024	$560,648
Pro forma net income (loss) attributable to Vail Resorts, Inc.	$54,419	$(16,393)
Pro forma basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.52	$(0.46)
Pro forma diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.48	$(0.46)

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

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2014	July 31, 2013	January 31, 2013
Land and land improvements	$349,532	$343,982	$289,127
Buildings and building improvements	906,658	884,307	854,130
Machinery and equipment	701,293	646,102	598,944
Furniture and fixtures	275,016	259,693	257,496
Software	99,262	92,553	92,473
Vehicles	55,146	49,356	48,307
Construction in progress	13,244	49,102	15,423
Gross property, plant and equipment	2,400,151	2,325,095	2,155,900
Accumulated depreciation	(1,212,362)	(1,155,807)	(1,098,501)
Property, plant and equipment, net	$1,187,789	$1,169,288	$1,057,399
The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2014	July 31, 2013	January 31, 2013
Trade payables	$76,575	$61,364	$63,914
Deferred revenue	140,156	93,759	117,812
Accrued salaries, wages and deferred compensation	33,243	27,946	30,838
Accrued benefits	22,755	19,787	21,870
Deposits	32,788	14,331	26,411
Accrued interest	7,912	8,018	7,896
Other accruals	55,779	44,314	48,763
Total accounts payable and accrued liabilities	$369,208	$269,519	$317,504

The composition of other long-term liabilities follows (in thousands):

	January 31, 2014	July 31, 2013	January 31, 2013
Private club deferred initiation fee revenue	$130,241	$131,760	$133,432
Unfavorable lease obligation, net	32,702	34,037	34,723
Other long-term liabilities	77,283	77,109	62,002
Total other long-term liabilities	$240,226	$242,906	$230,157

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2014, the Employee Housing Entities had total assets of $28.6 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's senior credit facility (“Credit Agreement”) related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2014.

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
The table below summarizes the Company’s cash equivalents and Contingent Consideration (see Note 5) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2014
Description	Balance at January 31, 2014	Level 1	Level 2	Level 3

Assets:
Money Market	$9,023	$9,023	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of July 31, 2013
Description	Balance at July 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$34,029	$34,029	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of January 31, 2013
Description	Balance at January 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$19,025	$19,025	$—	$—
Commercial Paper	$10,626	$—	$10,626	$—
Certificates of Deposit	$630	$—	$630	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company used discounted cash flow projection valuation models and Level 3 inputs to estimate the fair value of Contingent Consideration in connection with the Canyons transaction.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2014, July 31, 2013 and January 31, 2013, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.
Guarantees/Indemnifications
As of January 31, 2014, the Company had various other letters of credit in the amount of $58.7 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Self Insurance
The Company is self-insured for claims under its health benefit plans and for the majority of workers’ compensation claims, subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of January 31, 2014, July 31, 2013 and January 31, 2013, the accrual for the above loss contingencies was not material individually and in the aggregate.

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
The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net revenue:
Lift	$195,357	$175,658	$195,357	$175,658
Ski school	46,930	41,723	46,930	41,723
Dining	32,602	29,826	40,066	36,199
Retail/rental	85,717	83,748	114,616	110,473
Other	31,050	30,786	52,018	49,600
Total Mountain net revenue	391,656	361,741	448,987	413,653
Lodging	56,187	46,543	113,401	99,051
Total Resort net revenue	447,843	408,284	562,388	512,704
Real estate	4,877	14,167	13,723	26,097
Total net revenue	$452,720	$422,451	$576,111	$538,801
Operating expense:
Mountain	$243,512	$220,997	$368,286	$328,545
Lodging	53,259	44,803	110,164	96,609
Total Resort operating expense	296,771	265,800	478,450	425,154
Real estate	8,006	16,739	17,237	32,353
Total segment operating expense	$304,777	$282,539	$495,687	$457,507
Mountain equity investment income, net	$14	$99	$617	$533
Reported EBITDA:
Mountain	$148,158	$140,843	$81,318	$85,641
Lodging	2,928	1,740	3,237	2,442
Resort	151,086	142,583	84,555	88,083
Real estate	(3,129)	(2,572)	(3,514)	(6,256)
Total Reported EBITDA	$147,957	$140,011	$81,041	$81,827

Real estate held for sale and investment	$184,101	$216,815	$184,101	$216,815

Reconciliation to net income (loss) attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$147,957	$140,011	$81,041	$81,827
Depreciation and amortization	(36,204)	(33,418)	(70,360)	(65,097)
Loss on disposal of fixed assets, net	(1,044)	(531)	(1,473)	(533)
Investment income, net	70	99	165	153
Interest expense	(16,239)	(8,534)	(32,337)	(16,909)
Income (loss) before (provision) benefit from income taxes	94,540	97,627	(22,964)	(559)
(Provision) benefit from income taxes	(35,340)	(37,098)	8,727	485
Net income (loss)	$59,200	$60,529	$(14,237)	$(74)
Net loss attributable to noncontrolling interests	63	22	124	45
Net income (loss) attributable to Vail Resorts, Inc.	$59,263	$60,551	$(14,113)	$(29)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During both the three and six months ended January 31, 2014 and 2013, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through January 31, 2014, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of January 31, 2014, July 31, 2013, and January 31, 2013. Statements of operations and statements of comprehensive income (loss) are presented for the three and six months ended January 31, 2014 and 2013. Statements of cash flows are presented for the six months ended January 31, 2014 and 2013. As of January 31, 2013, the Company revised its classification of advances from affiliates in the amount of $446.3 million to present it separately in the Supplemental Condensed Consolidating Balance Sheet from advances to affiliates. The Company has determined that this revision is not material to the Supplemental Condensed Consolidating Balance Sheet. In addition, the Company revised its classification of accounts payable and accrued liabilities related to purchases of property, plant and equipment in the Supplemental Condensed Consolidating Statement of Cash Flows from a gross basis to a net basis for the six months ended January 31, 2013 (see Note 2, Summary of Significant Accounting Policies). The Company determined that this revision is not material to the Supplemental Condensed Consolidating Statement of Cash Flows.
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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$197,363	$7,913	$—	$205,276
Restricted cash	—	11,188	1,754	—	12,942
Trade receivables, net	—	53,833	3,840	—	57,673
Inventories, net	—	72,233	270	—	72,503
Other current assets	27,885	26,090	526	—	54,501
Total current assets	27,885	360,707	14,303	—	402,895
Property, plant and equipment, net	—	1,143,884	43,905	—	1,187,789
Real estate held for sale and investment	—	184,101	—	—	184,101
Goodwill, net	—	344,615	1,671	—	346,286
Intangible assets, net	—	100,116	19,344	—	119,460
Other assets	5,529	101,201	4,172	(9,459)	101,443
Investments in subsidiaries	1,851,623	(5,134)	—	(1,846,489)	—
Advances to affiliates	—	538,318	3,116	(541,434)	—
Total assets	$1,885,037	$2,767,808	$86,511	$(2,397,382)	$2,341,974
Current liabilities:
Accounts payable and accrued liabilities	$6,549	$353,215	$9,444	$—	$369,208
Income taxes payable	39,543	—	—	—	39,543
Long-term debt due within one year	—	734	231	—	965
Total current liabilities	46,092	353,949	9,675	—	409,716
Advances from affiliates	541,434	—	—	(541,434)	—
Long-term debt	390,000	350,812	57,507	—	798,319
Other long-term liabilities	27,673	211,424	10,588	(9,459)	240,226
Deferred income taxes	79,771	—	(115)	—	79,656
Total Vail Resorts, Inc. stockholders’ equity (deficit)	800,067	1,851,623	(5,134)	(1,846,489)	800,067
Noncontrolling interests	—	—	13,990	—	13,990
Total stockholders’ equity	800,067	1,851,623	8,856	(1,846,489)	814,057
Total liabilities and stockholders’ equity	$1,885,037	$2,767,808	$86,511	$(2,397,382)	$2,341,974

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

Supplemental Condensed Consolidating Balance Sheet
As of January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$129,258	$7,321	$—	$136,579
Restricted cash	—	10,979	1,215	—	12,194
Trade receivables, net	—	49,475	4,011	—	53,486
Inventories, net	—	70,095	246	—	70,341
Other current assets	27,586	20,988	1,059	—	49,633
Total current assets	27,586	280,795	13,852	—	322,233
Property, plant and equipment, net	—	1,010,349	47,050	—	1,057,399
Real estate held for sale and investment	—	216,815	—	—	216,815
Goodwill, net	—	269,875	1,887	—	271,762
Intangible assets, net	—	73,022	19,568	—	92,590
Other assets	6,573	41,469	4,367	(9,459)	42,950
Investments in subsidiaries	1,788,271	(1,798)	—	(1,786,473)	—
Advances to affiliates	—	443,135	3,168	(446,303)	—
Total assets	$1,822,430	$2,333,662	$89,892	$(2,242,235)	$2,003,749
Current liabilities:
Accounts payable and accrued liabilities	$6,502	$302,077	$8,925	$—	$317,504
Income taxes payable	14,979	—	—	—	14,979
Long-term debt due within one year	—	587	219	—	806
Total current liabilities	21,481	302,664	9,144	—	333,289
Advances from affiliates	446,303	—	—	(446,303)	—
Long-term debt	390,000	41,759	57,738	—	489,497
Other long-term liabilities	28,050	200,968	10,598	(9,459)	230,157
Deferred income taxes	140,582	—	122	—	140,704
Total Vail Resorts, Inc. stockholders’ equity (deficit)	796,014	1,788,271	(1,798)	(1,786,473)	796,014
Noncontrolling interests	—	—	14,088	—	14,088
Total stockholders’ equity	796,014	1,788,271	12,290	(1,786,473)	810,102
Total liabilities and stockholders’ equity	$1,822,430	$2,333,662	$89,892	$(2,242,235)	$2,003,749

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$449,949	$6,531	$(3,760)	$452,720
Total operating expense	88	339,480	6,179	(3,722)	342,025
(Loss) income from operations	(88)	110,469	352	(38)	110,695
Other expense, net	(6,601)	(9,202)	(404)	38	(16,169)
Equity investment income, net	—	14	—	—	14
(Loss) income before benefit (provision) for income taxes	(6,689)	101,281	(52)	—	94,540
Benefit (provision) for income taxes	2,398	(37,666)	(72)	—	(35,340)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,291)	63,615	(124)	—	59,200
Equity in income (loss) of consolidated subsidiaries	63,554	(61)	—	(63,493)	—
Net income (loss)	59,263	63,554	(124)	(63,493)	59,200
Net loss attributable to noncontrolling interests	—	—	63	—	63
Net income (loss) attributable to Vail Resorts, Inc.	$59,263	$63,554	$(61)	$(63,493)	$59,263

Supplemental Condensed Consolidating Statement of Operations
For the three months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$419,427	$6,363	$(3,339)	$422,451
Total operating expense	105	313,727	5,957	(3,301)	316,488
(Loss) income from operations	(105)	105,700	406	(38)	105,963
Other expense, net	(6,600)	(1,521)	(352)	38	(8,435)
Equity investment income, net	—	99	—	—	99
(Loss) income before benefit (provision) for income taxes	(6,705)	104,278	54	—	97,627
Benefit (provision) for income taxes	2,547	(39,564)	(81)	—	(37,098)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,158)	64,714	(27)	—	60,529
Equity in income (loss) of consolidated subsidiaries	64,709	(5)	—	(64,704)	—
Net income (loss)	60,551	64,709	(27)	(64,704)	60,529
Net loss attributable to noncontrolling interests	—	—	22	—	22
Net income (loss) attributable to Vail Resorts, Inc.	$60,551	$64,709	$(5)	$(64,704)	$60,551

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$573,437	$9,346	$(6,672)	$576,111
Total operating expense	180	563,008	10,928	(6,596)	567,520
(Loss) income from operations	(180)	10,429	(1,582)	(76)	8,591
Other expense, net	(13,202)	(18,299)	(747)	76	(32,172)
Equity investment income, net	—	617	—	—	617
Loss before benefit from income taxes	(13,382)	(7,253)	(2,329)	—	(22,964)
Benefit from income taxes	5,246	3,324	157	—	8,727
Net loss before equity in loss of consolidated subsidiaries	(8,136)	(3,929)	(2,172)	—	(14,237)
Equity in loss of consolidated subsidiaries	(5,977)	(2,048)	—	8,025	—
Net loss	(14,113)	(5,977)	(2,172)	8,025	(14,237)
Net loss attributable to noncontrolling interests	—	—	124	—	124
Net loss attributable to Vail Resorts, Inc.	$(14,113)	$(5,977)	$(2,048)	$8,025	$(14,113)

Supplemental Condensed Consolidating Statement of Operations
For the six months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$535,431	$9,374	$(6,004)	$538,801
Total operating expense	218	518,085	10,762	(5,928)	523,137
(Loss) income from operations	(218)	17,346	(1,388)	(76)	15,664
Other expense, net	(13,210)	(2,935)	(687)	76	(16,756)
Equity investment income, net	—	533	—	—	533
(Loss) income before benefit (provision) for income taxes	(13,428)	14,944	(2,075)	—	(559)
Benefit (provision) for income taxes	5,157	(4,773)	101	—	485
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(8,271)	10,171	(1,974)	—	(74)
Equity in income (loss) of consolidated subsidiaries	8,242	(1,929)	—	(6,313)	—
Net (loss) income	(29)	8,242	(1,974)	(6,313)	(74)
Net loss attributable to noncontrolling interests	—	—	45	—	45
Net (loss) income attributable to Vail Resorts, Inc.	$(29)	$8,242	$(1,929)	$(6,313)	$(29)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended January 31, 2014
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$59,263	$63,554	$(124)	$(63,493)	$59,200
Foreign currency translation adjustments, net of tax	(130)	(130)	(130)	260	(130)
Comprehensive income (loss)	59,133	63,424	(254)	(63,233)	59,070
Comprehensive loss attributable to noncontrolling interests	—	—	63	—	63
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$59,133	$63,424	$(191)	$(63,233)	$59,133

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

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended January 31, 2014
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(14,113)	$(5,977)	$(2,172)	$8,025	$(14,237)
Foreign currency translation adjustments, net of tax	(119)	(119)	(119)	238	(119)
Comprehensive loss	(14,232)	(6,096)	(2,291)	8,263	(14,356)
Comprehensive loss attributable to noncontrolling interests	—	—	124	—	124
Comprehensive loss attributable to Vail Resorts, Inc.	$(14,232)	$(6,096)	$(2,167)	$8,263	$(14,232)

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

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,616)	$193,841	$396	$174,621
Cash flows from investing activities:
Capital expenditures	—	(93,095)	(676)	(93,771)
Other investing activities, net	—	142	7	149
Net cash used in investing activities	—	(92,953)	(669)	(93,622)
Cash flows from financing activities:
Dividends paid	(14,986)	—	—	(14,986)
Other financing activities, net	3,390	(3,265)	496	621
Advances	31,212	(31,212)	—	—
Net cash provided by (used in) financing activities	19,616	(34,477)	496	(14,365)
Effect of exchange rate changes on cash and cash equivalents	—	(18)	56	38
Net increase in cash and cash equivalents	—	66,393	279	66,672
Cash and cash equivalents:
Beginning of period	—	130,970	7,634	138,604
End of period	$—	$197,363	$7,913	$205,276

Supplemental Condensed Consolidating Statement of Cash Flows
For the six months ended January 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(14,033)	$189,812	$(135)	$175,644
Cash flows from investing activities:
Capital expenditures	—	(57,752)	(535)	(58,287)
Acquisition of businesses	—	(19,958)	—	(19,958)
Other investing activities, net	—	228	18	246
Net cash used in investing activities	—	(77,482)	(517)	(77,999)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	96,000	—	96,000
Payments of other long-term debt	—	(96,236)	(208)	(96,444)
Dividends paid	(13,458)	—	—	(13,458)
Other financing activities, net	3,934	2,585	203	6,722
Advances	23,557	(23,801)	244	—
Net cash provided by (used in) financing activities	14,033	(21,452)	239	(7,180)
Effect of exchange rate changes on cash and cash equivalents	—	—	61	61
Net increase (decrease) in cash and cash equivalents	—	90,878	(352)	90,526
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$129,258	$7,321	$136,579

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2013 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2014 and 2013 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.
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
Mountain Segment
The Mountain segment is comprised of the operations of ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); the Canyons mountain resort in Park City, Utah (transaction entered into in May 2013); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 50% and 49% of Mountain net revenue for the three months ended January 31, 2014 and 2013, respectively.
Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests visiting our resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the three months ended January 31, 2014, Destination guests comprised approximately 52% of our skier visits, while In-State guests comprised approximately 48% of our skier visits, which compares to approximately 51% and 49%, respectively, for the three months ended January 31, 2013.
Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts/ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our ski resorts to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our ski resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts/areas generally in advance of the ski season and typically ski more days each season at our resorts/areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts/areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2014 and 2013, approximately 46% and 43%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 50% and 52% of total season pass sales for the 2013/2014 and 2012/2013 ski seasons, with the remaining season pass sales recognized as lift revenue in our third fiscal quarter ending April 30).
The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) National Park Service ("NPS") concessionaire properties including Grand Teton Lodge Company ("GTLC"); (iv) CME, a Colorado resort ground transportation company; and (v) mountain resort golf courses.
The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 93% and 92% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended January 31, 2014 and 2013, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.
Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2012/2013 ski season pass revenue represented approximately 38% of total lift revenue for the entire ski season. Due to increased pass sales for the 2013/2014 ski season compared to the 2012/2013 ski season, season pass revenue increased approximately $13.7 million, or 18.0%, for the three months ended January 31, 2014 compared to the same period in the prior year (which prior year excludes Canyons season pass sales that occurred prior to our transaction). Additionally, deferred revenue related to season pass sales was $89.4 million as of January 31, 2014 (compared to $70.7 million as of January 31, 2013), which will be mostly recognized as lift revenue during our third fiscal quarter ending April 30, 2014.

•
Although many key economic indicators have improved recently including growth in the US stock markets, rising consumer confidence, and housing prices and lower unemployment, the US economy has struggled to gain momentum amid sweeping federal budget cuts, higher taxes, uncertainty over monetary policy and slow growth in many economies around the world. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2013/2014 ski season.

•
In May 2013, we entered into a long-term lease with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights among others, to ongoing litigation between the current operator of Park City Mountain Resort ("PCMR") and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of PCMR. If the outcome of the litigation is favorable to Talisker, the land under the ski terrain of PCMR can become subject to our lease with Talisker, which we expect would be beneficial to us as the inclusion of the ski terrain of PCMR in the lease would require no additional consideration from us but the earnings derived from that ski terrain would accrue to our benefit. If the outcome of the litigation is unfavorable, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current resort operator until such time as the current resort operator's lease has ended and the ski terrain under PCMR is then included in the lease. We cannot predict whether we will realize all of the synergies expected from our operation of Canyons nor can we predict all of the resources required to integrate its operations and the ultimate impact Canyons will have on our future results of operations. Furthermore, if the litigation associated with the land under the ski terrain of PCMR results in an unfavorable outcome it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangible assets and/or other assets recorded in conjunction with this transaction, negatively impacting our results of operations and stockholders' equity. Additionally, the estimated fair values of assets acquired and liabilities assumed in the Canyons transaction are preliminary and are based on the information that was available as of the transaction date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of January 31, 2014 are subject to change.

•
As of January 31, 2014, we had $205.3 million in cash and cash equivalents, as well as $333.3 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.7 million).  Additionally, we believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. We believe this, combined with the continued positive cash flow from operating activities, including future proceeds from the sale of completed real estate projects, less capital expenditures allows us to consider strategic investments and other forms of providing return to our stockholders, including the continuation of share repurchases and the payment of a quarterly cash dividend of which, on March 10, 2014 our Board of Directors approved a 100% increase in our regular quarterly cash dividend on our common stock to $0.4150 per share (or approximately $15.0 million quarterly based upon shares outstanding as of January 31, 2014).

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of January 31, 2014, we had 20 units (of which 3 units sold subsequent to January 31, 2014) at The Ritz-Carlton Residences, Vail and 25 units (of which 5 units sold subsequent to January 31, 2014) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

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

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for both the three and six months ended January 31, 2014, compared to the three and six months ended January 31, 2013 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Mountain Reported EBITDA	$148,158	$140,843	$81,318	$85,641
Lodging Reported EBITDA	2,928	1,740	3,237	2,442
Resort Reported EBITDA	151,086	142,583	84,555	88,083
Real Estate Reported EBITDA	(3,129)	(2,572)	(3,514)	(6,256)
Income (loss) before (provision) benefit from income taxes	94,540	97,627	(22,964)	(559)
Net income (loss) attributable to Vail Resorts, Inc.	$59,263	$60,551	$(14,113)	$(29)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2014 compared to the three months ended January 31, 2013
Mountain segment operating results for the three months ended January 31, 2014 and 2013 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Net Mountain revenue:
Lift	$195,357	$175,658	11.2%
Ski school	46,930	41,723	12.5%
Dining	32,602	29,826	9.3%
Retail/rental	85,717	83,748	2.4%
Other	31,050	30,786	0.9%
Total Mountain net revenue	$391,656	$361,741	8.3%
Mountain operating expense:
Labor and labor-related benefits	$94,500	$83,684	12.9%
Retail cost of sales	33,989	35,244	(3.6)%
Resort related fees	19,528	17,396	12.3%
General and administrative	37,788	34,813	8.5%
Other	57,707	49,860	15.7%
Total Mountain operating expense	$243,512	$220,997	10.2%
Mountain equity investment income, net	14	99	(85.9)%
Mountain Reported EBITDA	$148,158	$140,843	5.2%

Total skier visits	$3,512	$3,220	9.1%
ETP	$55.63	$54.55	2.0%

Mountain Reported EBITDA includes $2.5 million and $2.2 million of stock-based compensation expense for the three months ended January 31, 2014 and 2013, respectively.

Mountain Reported EBITDA for the three months ended January 31, 2014 increased $7.3 million, or 5.2%, compared to the three months ended January 31, 2013. Our results for the three months ended January 31, 2014 compared to the same period in the prior year reflect strong pass sales growth for the 2013/2014 ski season, improved results for our Colorado resorts which saw an increase in visitation of 11.9% and a commensurate improvement in ancillary guest spend in ski school, dining and retail/rental operations at the resorts, as well as the addition of Canyons (transaction entered into in May 2013). However, our results were negatively impacted by very poor conditions in the Tahoe region during the three months ended January 31, 2014, with cumulative snowfall down 73% as of January 31, 2014, compared to the same period in the prior year, which adversely impacted skier visitation and guest spending at our Tahoe resorts. These challenging conditions resulted in a 27.7% decline in skier visitation at our Tahoe resorts.

Lift revenue increased $19.7 million, or 11.2%, for the three months ended January 31, 2014, compared to the same period in the prior year, driven largely by a $13.7 million, or 18.0%, increase in season pass revenue. The increase in season pass revenue was driven by a combination of both an increase in pricing and units sold, which was favorably impacted by our entry into the Utah ski market with the addition of Canyons. Additionally, our lift revenue excluding season pass revenue increased $6.0 million, or 6.0%, driven by increases at our Colorado resorts primarily due to an increase in ETP excluding season pass holders of 6.8%, and incremental revenue from Canyons, partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts which was driven by a decline in visitation excluding season pass holders of 27.9%. Total ETP increased $1.08, or 2.0%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by a higher mix of season pass revenue which has a lower associated ETP.

Ski school revenue increased $5.2 million, or 12.5%, for the three months ended January 31, 2014, compared to the same period in the prior year, due primarily to a $3.2 million, or 9.7%, increase in ski school revenue at our Colorado resorts and incremental revenue of $2.9 million from Canyons, partially offset by declines in ski school revenue of $1.0 million, or 11.6%, at our Tahoe resorts driven by a decline in skier visitation as discussed above.

Dining revenue increased $2.8 million, or 9.3%, for the three months ended January 31, 2014, compared to the same period in the prior year, which was primarily attributable to our Colorado resorts generating an increase of $3.2 million, or 16.0%, due to increased skier visitation and higher yields per skier visit, and incremental dining revenue from Canyons of $1.5 million. Dining revenue at our Tahoe resorts decreased $2.5 million, or 27.5%, compared to the same period in the prior year due to decreased skier visitation and fewer on-mountain locations being open as a result of the significant decline in snowfall as discussed above.

Retail/rental revenue increased $2.0 million, or 2.4%, for the three months ended January 31, 2014 compared to the same period in the prior year, which was primarily due to an increase in rental revenue of $2.4 million, or 11.8%, partially offset by a decrease in retail sales of $0.4 million, or 0.7%. The increase in rental revenue was driven by stores proximate to our Colorado resorts which experienced higher volumes due to increased skier visitation and the addition of Canyons; partially offset by revenue declines at stores proximate to our Tahoe resorts as a result of the challenging weather conditions in the Tahoe region. Retail sales was driven by an increase in sales volume at our Colorado stores; incremental retail revenue generated by Hoigaard's (our mid-west retailer acquired in April 2013); and the addition of Canyons. These retail revenue increases were more than offset by a decrease in on-line sales due to the shutdown of our on-line retail platform as we are transitioning to a different approach to on-line sales, and a decline in revenue at our Any Mountain stores (in the San Francisco Bay Area) along with our stores proximate to our Tahoe resorts which were impacted by the poor snowfall in the Tahoe region.

Other revenue mainly consists of other mountain activities revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue, employee housing revenue and other recreation activity revenue. For the three months ended January 31, 2014, other revenue increased $0.3 million, or 0.9%, compared to the same period in the prior year, primarily due to incremental revenue from Canyons.

Operating expense increased $22.5 million, or 10.2% for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, primarily due to incremental expenses from Canyons of $15.9 million (including integration and PCMR litigation related expense of $3.0 million). Excluding Canyons, operating expense increased $6.6 million, or 3.0%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. Labor and labor-related benefits (excluding Canyons) increased $5.0 million, or 6.0%, impacted by normal wage adjustments, an increase in workers' compensation expense and increased retail labor primarily due to new stores. Retail cost of sales decreased $1.8 million, or 5.2%, compared to a decline in retail sales of only $0.4 million, or 0.7%, which improvement in gross profit margin percentage is primarily attributable to the decline in on-line sales due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins, combined with improved gross profit margins at our retail outlets. Resort related fees (excluding Canyons) increased $0.9 million, or 5.3%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Canyons) increased $1.5 million, or 4.2%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and higher employee medical costs. Other expense (excluding Canyons) increased $1.0 million, or 2.1%, which was driven by higher operating expenses including food and beverage cost of sales, supplies expense and higher utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2014 compared to the six months ended January 31, 2013
Mountain segment operating results for the six months ended January 31, 2014 and 2013 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Net Mountain revenue:
Lift	$195,357	$175,658	11.2%
Ski school	46,930	41,723	12.5%
Dining	40,066	36,199	10.7%
Retail/rental	114,616	110,473	3.8%
Other	52,018	49,600	4.9%
Total Mountain net revenue	$448,987	$413,653	8.5%
Mountain operating expense:
Labor and labor-related benefits	$133,801	$117,978	13.4%
Retail cost of sales	50,856	51,435	(1.1)%
Resort related fees	20,631	18,385	12.2%
General and administrative	68,937	62,117	11.0%
Other	94,061	78,630	19.6%
Total Mountain operating expense	$368,286	$328,545	12.1%
Mountain equity investment income, net	617	533	15.8%
Mountain Reported EBITDA	$81,318	$85,641	(5.0)%

Total skier visits	$3,512	$3,220	9.1%
ETP	$55.63	$54.55	2.0%

Mountain Reported EBITDA includes $5.2 million and $4.9 million of stock-based compensation expense for the six months ended January 31, 2014 and 2013, respectively.

As our ski resorts opened during our second fiscal quarter, the results of the six months ended January 31, 2014 and 2013 for lift revenue and ski school revenue are the same as the three months ended January 31, 2014 and 2013.

Dining revenue for the six months ended January 31, 2014 compared to the six months ended January 31, 2013, increased $3.9 million, or 10.7%, and was primarily attributable to our Colorado resorts generating a $3.7 million, or 15.3%, increase in revenue due to increased skier visitation, higher yields per skier visit and improved summer visitation. Additionally, dining revenue was favorably impacted by incremental dining revenue of $2.6 million from Canyons and Urban ski areas. Dining revenue at our Tahoe resorts decreased $2.6 million, or 23.4%, compared to the same period in the prior year driven by the decrease in skier visitation and fewer on-mountain locations being open during the ski season as discussed above.

Retail/rental revenue increased $4.1 million, or 3.8%, for the six months ended January 31, 2014 compared to the same period in the prior year, which was driven by rental revenue which was up $2.2 million, or 9.7%, as well as an increase in retail sales of $1.9 million, or 2.2%. The increase in rental revenue was driven by stores proximate to our Colorado resorts which experienced higher volumes due to increased skier visitation and the addition of Canyons, partially offset by revenue declines at stores proximate to our Tahoe resorts and Any Mountain stores (in the San Francisco Bay Area), as previously discussed. The increase in retail sales was driven by an increase in sales volume at stores proximate to our Colorado resorts, as well as our Colorado front range stores, incremental retail sales generated by Hoigaard's (our mid-west retailer acquired in April 2013) and the addition of Canyons and Urban ski areas. These retail revenue increases were mostly offset by a decrease in on-line sales due to the shutdown of our on-line retail platform, as previously discussed, and lower sales at stores proximate to our Tahoe resorts and Any Mountain stores (in the San Francisco Bay Area) which were impacted by the poor snowfall in the Tahoe region.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer revenue and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, municipal services revenue and other recreation activity revenue. For the six months ended January 31, 2014, other revenue increased $2.4 million, or 4.9%, compared to the six months ended January 31, 2013, primarily due to incremental revenue from Canyons, an increase in summer activities and special event revenue and increased employee housing revenue.

Operating expense increased $39.7 million, or 12.1%, during the six months ended January 31, 2014 compared to the six months ended January 31, 2013, primarily due to incremental operating expense from the addition of Canyons and Urban ski areas of $27.9 million (including Canyons integration and PCMR litigation related expense of $5.6 million). Excluding these incremental expenses, operating expense increased $11.8 million, or 3.6%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. Labor and labor-related benefits (excluding incremental expense from Canyons and Urban ski areas) increased $5.7 million, or 4.8%, primarily due to normal wage adjustments, an increase in workers' compensation expense, increased staffing levels to support higher volumes in summer operations and increased retail labor primarily due to new stores. Retail cost of sales decreased $0.6 million, or 1.1%, compared to an increase in retail revenue of $1.9 million, or 2.2%, which improvement in gross profit margin percentage is primarily attributable to a decline in on-line sales due to the shutdown of our on-line retail platform and improved gross profit margins at our retail outlets, as previously discussed. General and administrative expense (excluding incremental expense from Canyons and Urban ski areas) increased $4.0 million, or 6.5%, primarily due to a higher Mountain segment component of corporate costs including increased sales and marketing expense and higher employee medical costs. Other expense (excluding incremental expense from the Canyons and Urban ski areas) increased $3.3 million, or 4.1%, which was driven by higher operating expenses including food and beverage cost of sales, supplies and repairs and maintenance expense and utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2014 compared to the three months ended January 31, 2013
Lodging segment operating results for the three months ended January 31, 2014 and 2013 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Lodging net revenue:
Owned hotel rooms	$10,198	$8,906	14.5%
Managed condominium rooms	18,124	14,605	24.1%
Dining	7,902	5,492	43.9%
Transportation	7,752	7,123	8.8%
Other	9,421	7,880	19.6%
	53,397	44,006	21.3%
Payroll cost reimbursements	2,790	2,537	10.0%
Total Lodging net revenue	$56,187	$46,543	20.7%
Lodging operating expense:
Labor and labor-related benefits	$25,551	$21,472	19.0%
General and administrative	8,847	7,236	22.3%
Other	16,071	13,558	18.5%
	50,469	42,266	19.4%
Reimbursed payroll costs	2,790	2,537	10.0%
Total Lodging operating expense	$53,259	$44,803	18.9%
Lodging Reported EBITDA	$2,928	$1,740	68.3%

Owned hotel statistics:
ADR	$249.22	$232.85	7.0%
RevPar	$142.40	$124.06	14.8%
Managed condominium statistics:
ADR	$430.84	$416.08	3.5%
RevPar	$136.94	$122.84	11.5%
Owned hotel and managed condominium statistics (combined):
ADR	$358.07	$344.26	4.0%
RevPar	$138.42	$123.16	12.4%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended January 31, 2014 exclude managed condominium rooms at Canyons (assumed in May 2013) which do not have comparable results for the three months ended January 31, 2013.

Lodging Reported EBITDA includes $0.6 million of stock-based compensation expense for both the three months ended January 31, 2014 and 2013.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended January 31, 2014 increased $9.4 million, or 21.3%, as compared to the three months ended January 31, 2013, including revenue of $5.3 million from the addition of Canyons. Excluding the impact of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $4.1 million, or 9.2%, which is primarily due to an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and increased group business.

Revenue from owned hotel rooms increased $1.3 million, or 14.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, driven by a 7.0% increase in ADR and a 3.9 percentage point increase in occupancy. Occupancy for owned properties was favorably impacted by increased skier visitation at our Colorado resorts (as discussed in the Mountain segment). Revenue from managed condominium rooms increased $3.5 million, or 24.1%, which was primarily attributable to $2.5 million of incremental revenue generated from managed condominium units at Canyons, as well as an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation.

Dining revenue for the three months ended January 31, 2014 increased $2.4 million, or 43.9%, compared to the three months ended January 31, 2013, primarily due to dining revenue generated at Canyons. Transportation revenue for the three months ended January 31, 2014 increased $0.6 million, or 8.8%, as compared to the three months ended January 31, 2013, primarily due to the increased skier visitation to our Colorado resorts which drove a 12.4% increase in total passengers compared to prior year. Other revenue increased $1.5 million, or 19.6%, compared to the same period in the prior year primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, increased spa revenue from our Colorado mountain properties and Canyons, higher homeowner association management fee revenue and an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $8.2 million, or 19.4%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. Labor and labor-related benefits increased $4.1 million, or 19.0%, due to labor costs associated with the addition of Canyons, higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $1.6 million, or 22.3%, primarily due to higher Lodging segment component of corporate costs, including an increase in expenses from our central reservations booking services. Other expense increased $2.5 million, or 18.5%, primarily due to expenses related to Canyons and higher variable operating costs including higher food and beverage cost of sales and other operating expenses.

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

Six months ended January 31, 2014 compared to the six months ended January 31, 2013
Lodging segment operating results for the six months ended January 31, 2014 and 2013 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Lodging net revenue:
Owned hotel rooms	$24,311	$22,600	7.6%
Managed condominium rooms	25,896	20,419	26.8%
Dining	21,248	16,102	32.0%
Transportation	9,624	8,814	9.2%
Golf	7,597	7,647	(0.7)%
Other	19,513	17,752	9.9%
	108,189	93,334	15.9%
Payroll cost reimbursements	5,212	5,717	(8.8)%
Total Lodging net revenue	$113,401	$99,051	14.5%
Lodging operating expense:
Labor and labor-related benefits	$51,923	$44,922	15.6%
General and administrative	16,329	14,261	14.5%
Other	36,700	31,709	15.7%
	104,952	90,892	15.5%
Reimbursed payroll costs	5,212	5,717	(8.8)%
Total Lodging operating expense	$110,164	$96,609	14.0%
Lodging Reported EBITDA	$3,237	$2,442	32.6%

Owned hotel statistics:
ADR	$206.76	$198.83	4.0%
RevPar	$125.78	$117.46	7.1%
Managed condominium statistics:
ADR	$344.22	$338.20	1.8%
RevPar	$86.45	$76.58	12.9%
Owned hotel and managed condominium statistics (combined):
ADR	$270.23	$262.07	3.1%
RevPar	$99.23	$89.49	10.9%

The Lodging segment ADR and RevPAR statistics presented above for the six months ended January 31, 2014 exclude managed condominium rooms at Canyons (assumed in May 2013) which do not have comparable results for the six months ended January 31, 2013.

Lodging Reported EBITDA includes $1.0 million of stock-based compensation expense for both the six months ended January 31, 2014 and 2013.

Total Lodging net revenue (excluding payroll cost reimbursements) for the six months ended January 31, 2014 increased $14.9 million, or 15.9%, as compared to the six months ended January 31, 2013, including revenue of $9.0 million from the addition of Canyons. Excluding the impact of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $5.9 million, or 6.2%, which is primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation; an increase in revenue at our mountain properties from improved summer visitation and increased group business. Additionally, revenue generated by GTLC for the three months ended October 31, 2013 was negatively impacted by the government shutdown in October 2013 which closed the resort early and the closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $1.7 million, or 7.6%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. Owned room revenue was positively impacted by an increase in occupancy at our

Colorado lodging properties, which revenue increased $1.6 million, resulting from improved summer visitation and an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts. Revenue from managed condominium rooms increased $5.5 million, or 26.8%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013, and was primarily attributable to $3.9 million of incremental revenue generated from managed condominium units at Canyons, an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation, as well as an increase in group business at our Keystone resort properties.

Dining revenue for the six months ended January 31, 2014 increased $5.1 million, or 32.0%, as compared to the six months ended January 31, 2013, primarily due to dining revenue generated at Canyons, increased dining revenue from our Vail mountain resort properties and an increase in group business at our Keystone resort. Transportation revenue increased $0.8 million, or 9.2%, during the six months ended January 31, 2014 compared to the same period in the prior year, primarily due to the increase in skier visitation at our Colorado resorts which resulted in an increase in total passengers of 11.0%. Other revenue increased $1.8 million, or 9.9%, compared to the same period in the prior year primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, increased spa revenue from our Colorado mountain properties and Canyons, higher homeowner association management fee revenue and an increase in revenue from our central reservations booking services, partially offset by a decrease in ancillary revenue at GTLC due to the early closure for the season as discussed above.

Operating expense (excluding reimbursed payroll costs) increased $14.1 million, or 15.5%, for the six months ended January 31, 2014 compared to the six months ended January 31, 2013. Labor and labor-related benefits increased $7.0 million, or 15.6%, resulting from labor costs associated with the addition of Canyons, higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $2.1 million, or 14.5%, due to higher allocated corporate costs, including an increase in expenses from our central reservations booking services. Other expense increased $5.0 million, or 15.7%, primarily due to expenses related to Canyons and higher variable operating costs including higher food and beverage cost of sales and other operating expenses (e.g. repairs and maintenance and supplies-room amenities expense).

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

Real Estate Segment

Three months ended January 31, 2014 compared to the three months ended January 31, 2013
Real Estate segment operating results for the three months ended January 31, 2014 and 2013 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Total Real Estate net revenue	$4,877	$14,167	(65.6)%
Real Estate operating expense:
Cost of sales (including sales commission)	3,619	11,801	(69.3)%
Other	4,387	4,938	(11.2)%
Total Real Estate operating expense	8,006	16,739	(52.2)%
Real Estate Reported EBITDA	$(3,129)	$(2,572)	(21.7)%
Real Estate Reported EBITDA includes $0.4 million of stock-based compensation expense for both the three months ended January 31, 2014 and 2013.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2014
Real Estate segment net revenue for the three months ended January 31, 2014 was driven by the closing of three condominium units at One Ski Hill Place ($4.0 million of revenue with an average selling price of $1.3 million and an average price per square foot of $1,030). The average price per square foot of this project is driven by its premier location and the comprehensive and exclusive amenities related this project. Real Estate net revenue also included $0.7 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended January 31, 2014 included cost of sales of $3.4 million resulting from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $863). The cost per square foot for this project is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.2 million were incurred commensurate with revenue recognized. Other operating expense of $4.4 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Six months ended January 31, 2014 compared to the six months ended January 31, 2013
Real Estate segment operating results for the six months ended January 31, 2014 and 2013 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2014	2013
Total Real Estate net revenue	$13,723	$26,097	(47.4)%
Real Estate operating expense:
Cost of sales (including sales commission)	11,107	22,234	(50.0)%
Other	6,130	10,119	(39.4)%
Total Real Estate operating expense	17,237	32,353	(46.7)%
Real Estate Reported EBITDA	$(3,514)	$(6,256)	43.8%
Real Estate Reported EBITDA includes $0.9 million and $0.8 million of stock-based compensation expense for the six months ended January 31, 2014 and 2013, respectively.

Six months ended January 31, 2014
Real Estate segment net revenue for the six months ended January 31, 2014 was driven by the closing of two condominium units at The Ritz-Carlton Residences, Vail ($7.3 million of revenue with an average selling price per unit of $3.6 million and an average price per square foot of $1,220) and four condominium units at One Ski Hill Place ($5.1 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $991). In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $0.8 million of rental revenue from placing unsold units into our rental program.

Operating expense for the six months ended January 31, 2014 included cost of sales of $10.4 million primarily resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,005) and from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $833). Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $6.1 million (including $0.9 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, other segment operating expense includes $3.5 million (recorded as a credit to other expense) for the recovery of project costs on previously sold units.

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

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2014 increased $2.8 million and $5.3 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in the acquisition of Canyons and Urban ski areas.

Interest expense. Interest expense for the three and six months ended January 31, 2014 increased $7.7 million and $15.4 million, respectively, compared to the same periods in the prior year, due to interest expense on the Canyons obligation recorded in conjunction with the Canyons transaction entered into in May 2013.

Income taxes.  The effective tax rate provision/benefit for the three and six months ended January 31, 2014 was 37.4% and 38.0%, respectively, compared to the effective tax rate provision/benefit for the three and six months ended January 31, 2013 of 38.0% and 86.8%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.3 million income tax benefit in both the six months ended January 31, 2014 and 2013 due to a reversal of income tax contingencies resulting from the expiration of the statute of limitations and other discrete items.

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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Mountain Reported EBITDA	$148,158	$140,843	$81,318	$85,641
Lodging Reported EBITDA	2,928	1,740	3,237	2,442
Resort Reported EBITDA	151,086	142,583	84,555	88,083
Real Estate Reported EBITDA	(3,129)	(2,572)	(3,514)	(6,256)
Total Reported EBITDA	147,957	140,011	81,041	81,827
Depreciation and amortization	(36,204)	(33,418)	(70,360)	(65,097)
Loss on disposal of fixed assets, net	(1,044)	(531)	(1,473)	(533)
Investment income, net	70	99	165	153
Interest expense	(16,239)	(8,534)	(32,337)	(16,909)
Income (loss) before (provision) benefit from income taxes	94,540	97,627	(22,964)	(559)
(Provision) benefit from income taxes	(35,340)	(37,098)	8,727	485
Net income (loss)	59,200	60,529	(14,237)	(74)
Net loss attributable to noncontrolling interests	63	22	124	45
Net income (loss) attributable to Vail Resorts, Inc.	$59,263	$60,551	$(14,113)	$(29)
The following table reconciles Net Debt to long-term debt (in thousands):

	January 31,
	2014	2013
Long-term debt	$798,319	$489,497
Long-term debt due within one year	965	806
Total debt	799,284	490,303
Less: cash and cash equivalents	205,276	136,579
Net Debt	$594,008	$353,724
LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts/areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $66.7 million and $90.5 million of cash during the six months ended January 31, 2014 and 2013, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $205.3 million of cash and cash equivalents at January 31, 2014, we had available $333.3 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.7 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2016, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.75%.

Six months ended January 31, 2014 compared to the six months ended January 31, 2013
We generated $174.6 million of cash from operating activities during the six months ended January 31, 2014, a decrease of $1.0 million compared to $175.6 million of cash generated during the six months ended January 31, 2013. The decrease in operating cash flows was the result of lower Mountain segment operating results for the six months ended January 31, 2014 compared to the six months ended January 31, 2013 and an increase in accounts receivable primarily related to the addition of Canyons, which was more than offset by of an increase in accounts payable combined with increased season pass sales. Additionally, we generated $12.8 million and $24.0 million in proceeds from real estate sales (net of sales commissions and deposits previously received) in the six months ended January 31, 2014 and 2013, respectively.

Cash used in investing activities for the six months ended January 31, 2014 increased by $15.6 million compared to the six months ended January 31, 2013, primarily due to a $35.5 million increase in resort capital expenditures during the six months ended January 31, 2014 compared to the six months ended January 31, 2013, partially offset by the acquisition of the Urban ski areas for a combined $20.0 million during the six months ended January 31, 2013.

Cash used in financing activities increased $7.2 million during the six months ended January 31, 2014, compared to the six months ended January 31, 2013, primarily due to payments for commitments in conjunction with the Canyons transaction of $2.8 million, a decrease in proceeds from the exercise of stock options and tax benefits recognized on the exercise and vesting of stock awards of $2.8 million, and an increase in the payment of cash dividends on common stock of $1.5 million.

Significant Uses of Cash
Our cash uses currently include providing for working capital needs and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts/areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2014 which includes approximately $5 million of capital expenditures for summer-related activities. Included in these capital expenditures is approximately $48 million to $53 million of maintenance capital expenditures, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar year 2014 include, among other projects, replacement of the existing Centennial Express Lift at Beaver Creek with a new high speed, state-of-the-art combination gondola and chairlift, replacement of the existing Colorado Lift at Breckenridge with a new 6-passenger chairlift; and room renovations at The Lodge at Vail, an owned RockResort lodging property. We currently plan to utilize cash on hand, cash flow generated from future operations and/or borrowings available under our Credit Agreement to provide the cash necessary to implement our capital plans.

In May 2013, we entered into a lease and ancillary transaction documents with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. As a result of this transaction, we have a long-term debt obligation (including capital lease obligations) of $309.8 million as of January 31, 2014.

Principal payments on the vast majority of our long-term debt ($797.0 million of the total $799.3 million debt outstanding as of January 31, 2014) are not due until fiscal 2019 and beyond. As of January 31, 2014 and 2013, total long-term debt (including long-term debt due within one year) was $799.3 million and $490.3 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $353.7 million as of January 31, 2013 to $594.0 million as of January 31, 2014, primarily due to the financing of the Canyons transaction, partially offset by an increase in cash and cash equivalents.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of January 31, 2014. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, as stated above the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the six months ended January 31, 2014 we did not repurchase any shares of common stock. Since inception of this stock repurchase program through January 31, 2014, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program are expected to be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors have annually approved an increase to our cash dividend on our common stock and on March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to $0.4150 per share (or approximately $15.0 million quarterly based upon shares outstanding as of January 31, 2014), commencing with the cash dividend payable on April 16, 2014 to stockholders of record as of April 1, 2014. During the six months ended January 31, 2014, the Company paid a cash dividend of $0.4150 per share ($15.0 million in the aggregate). This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2014. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2014. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2014, we had $52.6 million of variable rate indebtedness, representing approximately 6.6% of our total debt outstanding, at an average interest rate during both the three and six months ended January 31, 2014 of 0.2%. Based on variable-rate borrowings outstanding as of January 31, 2014, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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
PCMR Litigation

On May 29, 2013, in connection with our lease for Canyons Resort, we also assumed control over Talisker's ongoing litigation with the current Park City Mountain Resort ("PCMR") operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of PCMR (the "PCMR litigation"). If the PCMR litigation concludes with a finding that the leases are not valid, the land under the ski terrain of PCMR previously subject to those leases can become subject to our existing lease for Canyons Resort. If the PCMR litigation concludes with a finding that the leases are valid, we will be entitled to receive from the landlord the rent payments it receives from the current PCMR operator until such time as the current PCMR operator's lease has ended and the ski terrain under PCMR is then included in our lease.
The PCMR litigation was instituted on March 9, 2012, in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, "GPCC") against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, "TLH"). GPCC filed the PCMR litigation seeking, among other things, a declaration from the court that they had properly extended the leases or that the leases have not expired based on theories of waiver or equitable estoppel. In the alternative, GPCC seeks damages of approximately $7.0 million caused by TLH's alleged failure to disclose to GPCC until December 2011 that the leases had expired. On November 20, 2012, the Court ruled on a motion to dismiss filed by TLH, dismissing GPCC's claim that they had properly extended the leases in accordance with their terms. The remaining claims proceeded through fact discovery, which closed on January 17, 2014.
On September 18, 2013, the Court granted GPCC's motion to amend to add a claim based upon provisions in the leases which prohibit the sale of portions of the land covered by the leases which are improved and grant PCMR a right of first refusal on sales by the landlord of portions of the land covered by the leases which are not improved. PCMR claims that these may have been triggered by our transaction with Talisker and/or by another transaction in which Talisker was involved with a party named Flera. On September 25, 2013, GPCC filed a Second Amended Complaint that included VR CPC Holdings, Inc., our subsidiary, as a defendant with respect to the added claim based upon the right of first refusal.  On October 28, 2013, VR CPC Holdings, Inc. and TLH filed answers denying all of GPCC’s claims.  TLH denied these claims because it does not believe these provisions of the lease were operative at the time of the transactions since the leases expired in April 2011 and, even if they were operative, the transactions did not trigger either provision for a variety of reasons, and there is no appropriate remedy even if the prohibition on sale was triggered. Fact discovery with respect to the claims added in the Second Amended Complaint also closed on January 17, 2014.
Concurrent with its answer, on October 28, 2013, TLH also filed two new counterclaims against GPCC for unlawful detainer and unjust enrichment.  These counterclaims, along with a previously filed counterclaim for rents due and owing, seek compensation for GPCC’s having remained in possession of the land covered by the leases since May 1, 2011, based on TLH’s contention that the GPCC leases expired on April 30, 2011.  GPCC filed a motion to dismiss the new counterclaims on November 18, 2013. On February 20, 2014, the court denied GPCC’s motion to dismiss the unlawful detainer counterclaim. The court also denied GPCC’s motion to dismiss the unjust enrichment claim as an alternative remedy to TLH’s claim for back rent but held that TLH could not seek disgorgement of PCMR’s profits as damages in the event TLH pursues the unjust enrichment claim. Fact discovery with respect to all counterclaims closed on January 17, 2014.
On January 22, 2014, TLH filed a motion for summary judgment as to GPCC’s remaining claims that the leases have not expired and on its claim for failure to disclose. On January 31, 2014, TLH filed a motion for summary judgment as to GPCC’s claim that our transaction violated the prohibition on sale of improved land set forth in the leases. On February 7, 2014, TLH filed a motion for summary judgment as to GPCC’s claim that our transaction violated the right of first refusal set forth in the leases. VR CPC Holdings, Inc. filed a motion joining in TLH’s motion regarding the right of first refusal. On February 7, 2014, Flera filed a motion for summary judgment as to GPCC’s claims that its transaction with Talisker violated the prohibition on sale or the right of first refusal. TLH filed a motion joining Flera’s motion. Also, on February 7, 2014, GPCC filed a motion for reconsideration of the court’s November 20, 2012, ruling that the leases were not properly extended and a motion for summary judgment on its claims that the Vail and Flera transactions violated the prohibition on sale and right of first refusal provisions set forth in the leases. All briefing, including responses in opposition and replies in support of the various motions, will be completed by March 21, 2014. The court has set a hearing for April 3, 2014, on the motions relating to the lease renewal and for April 8, 2014, on the motions relating to the prohibition on sale and right of first refusal.
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

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2014, July 31, 2013, and January 31, 2013; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2014 and January 31, 2013; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2014 and January 31, 2013; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2014 and January 31, 2013; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 12, 2014	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2014	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)