Form 10-Q
period 2014-04-30
VAIL RESORTS INC
filed 2014-06-05
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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
As of May 30, 2014, 36,180,785 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2014, July 31, 2013 and April 30, 2013	F-2
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended April 30, 2014 and 2013	F-3
Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2014 and 2013	F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2014 and 2013	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2014	July 31, 2013	April 30, 2013
Assets
Current assets:
Cash and cash equivalents	$307,431	$138,604	$237,735
Restricted cash	13,057	12,624	11,991
Trade receivables, net	79,815	79,037	73,733
Inventories, net	60,409	68,318	61,201
Other current assets	58,696	44,886	50,478
Total current assets	519,408	343,469	435,138
Property, plant and equipment, net (Note 6)	1,164,387	1,169,288	1,039,907
Real estate held for sale and investment	170,818	195,230	201,861
Goodwill, net	378,220	381,699	271,855
Intangible assets, net	118,507	121,344	92,039
Other assets	97,104	97,267	38,869
Total assets	$2,448,444	$2,308,297	$2,079,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$264,777	$269,519	$246,352
Income taxes payable	39,043	42,822	13,173
Long-term debt due within one year (Note 4)	879	994	518
Total current liabilities	304,699	313,335	260,043
Long-term debt (Note 4)	799,223	795,928	489,240
Other long-term liabilities (Note 6)	239,934	242,906	226,145
Deferred income taxes	183,473	118,259	201,511
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,129,041, 40,903,731 and 40,861,919 shares issued, respectively	411	409	409
Additional paid-in capital	608,153	598,675	596,167
Accumulated other comprehensive loss	(101)	(67)	(4)
Retained earnings	491,878	418,043	485,368
Treasury stock, at cost, 4,949,111 shares (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	907,149	823,868	888,748
Noncontrolling interests	13,966	14,001	13,982
Total stockholders’ equity (Note 2)	921,115	837,869	902,730
Total liabilities and stockholders’ equity	$2,448,444	$2,308,297	$2,079,669
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net revenue:
Mountain	$460,587	$402,017	$909,574	$815,670
Lodging	66,293	53,834	179,694	152,885
Real estate	16,167	13,840	29,890	39,937
Total net revenue	543,047	469,691	1,119,158	1,008,492
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	233,301	207,953	601,587	536,498
Lodging	53,182	45,446	163,346	142,055
Real estate	18,445	16,996	35,682	49,349
Total segment operating expense	304,928	270,395	800,615	727,902
Other operating expense:
Depreciation and amortization	(35,588)	(33,730)	(105,948)	(98,827)
Gain (loss) on disposal of fixed assets, net	634	(224)	(839)	(757)
Income from operations	203,165	165,342	211,756	181,006
Mountain equity investment income, net	665	266	1,282	799
Investment income, net	124	153	289	306
Interest expense	(16,408)	(8,359)	(48,745)	(25,268)
Income before provision for income taxes	187,546	157,402	164,582	156,843
Provision for income taxes	(69,680)	(59,814)	(60,953)	(59,329)
Net income	117,866	97,588	103,629	97,514
Net loss attributable to noncontrolling interests	80	52	204	97
Net income attributable to Vail Resorts, Inc.	$117,946	$97,640	$103,833	$97,611
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$3.26	$2.72	$2.88	$2.72
Diluted net income per share attributable to Vail Resorts, Inc.	$3.18	$2.66	$2.80	$2.66
Cash dividends declared per share	$0.4150	$0.2075	$0.8300	$0.5825
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net income	$117,866	$97,588	$103,629	$97,514
Foreign currency translation adjustments, net of tax	85	(202)	(34)	251
Comprehensive income	117,951	97,386	103,595	97,765
Comprehensive loss attributable to noncontrolling interests	80	52	204	97
Comprehensive income attributable to Vail Resorts, Inc.	$118,031	$97,438	$103,799	$97,862
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$103,629	$97,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,948	98,827
Cost of real estate sales	22,635	30,282
Stock-based compensation expense	10,539	9,544
Deferred income taxes, net	60,953	59,329
Other non-cash income, net	(2,423)	(5,697)
Changes in assets and liabilities:
Trade receivables, net	(822)	(7,354)
Inventories, net	8,089	5,944
Investments in real estate	(601)	(1,662)
Accounts payable and accrued liabilities	326	12,231
Other assets and liabilities, net	(2,076)	(7,613)
Net cash provided by operating activities	306,197	291,345
Cash flows from investing activities:
Capital expenditures	(108,100)	(65,461)
Acquisition of businesses	—	(19,958)
Other investing activities, net	920	861
Net cash used in investing activities	(107,180)	(84,558)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	96,000
Payments of long-term debt	(977)	(96,989)
Dividends paid	(29,998)	(20,905)
Other financing activities, net	732	6,778
Net cash used in financing activities	(30,243)	(15,116)
Effect of exchange rate changes on cash and cash equivalents	53	11
Net increase in cash and cash equivalents	168,827	191,682
Cash and cash equivalents:
Beginning of period	138,604	46,053
End of period	$307,431	$237,735
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

	For the Nine Months Ended April 30,
	2014			2013
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$823,868	$14,001	$837,869	$802,311	$14,017	$816,328
Net income (loss)	103,833	(204)	103,629	97,611	(97)	97,514
Stock-based compensation expense	10,539	—	10,539	9,544	—	9,544
Issuance of shares under share award plans, net of shares withheld for taxes	(4,797)	—	(4,797)	(3,832)	—	(3,832)
Tax benefit from share award plans	3,738	—	3,738	3,768	—	3,768
Cash dividends paid on common stock	(29,998)	—	(29,998)	(20,905)	—	(20,905)
Contributions from noncontrolling interests, net	—	169	169	—	62	62
Foreign currency translation adjustments, net of tax	(34)	—	(34)	251	—	251
Balance, end of period	$907,149	$13,966	$921,115	$888,748	$13,982	$902,730

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Canyons obligation (Note 4, Long-Term Debt) has been estimated using discounted cash flow analyses based on the discount rate established under the initial purchase accounting (Note 5, Acquisitions) (a Level 3 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Canyons obligation, Industrial Development Bonds and other long-term debt as of April 30, 2014 are presented below (in thousands):

	April 30, 2014
	Carrying Value	Fair Value
6.50% Notes	$390,000	$409,988
Canyons obligation	$310,472	$310,472
Industrial Development Bonds	$41,200	$47,286
Other long-term debt	$5,855	$6,366

New Accounting Standards— In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company's 2018 first fiscal quarter), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$117,946	$117,946	$97,640	$97,640
Weighted-average shares outstanding	36,159	36,159	35,911	35,911
Effect of dilutive securities	—	895	—	863
Total shares	36,159	37,054	35,911	36,774
Net income per share attributable to Vail Resorts	$3.26	$3.18	$2.72	$2.66

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 4,000 and 25,000 for the three months ended April 30, 2014 and 2013, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2014 and 2013 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$103,833	$103,833	$97,611	$97,611
Weighted-average shares outstanding	36,105	36,105	35,835	35,835
Effect of dilutive securities	—	920	—	846
Total shares	36,105	37,025	35,835	36,681
Net income per share attributable to Vail Resorts	$2.88	$2.80	$2.72	$2.66

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 11,000 and 10,000 for the nine months ended April 30, 2014 and 2013, respectively.

During the three and nine months ended April 30, 2014, the Company paid cash dividends of $0.4150 and $0.8300 per share, respectively ($15.0 million and $30.0 million, respectively, in the aggregate). During the three and nine months ended April 30, 2013, the Company paid cash dividends of $0.2075 and $0.5825 per share, respectively ($7.5 million and $20.9 million, respectively, in the aggregate). On June 3, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.4150 per share payable on July 8, 2014 to stockholders of record as of June 23, 2014.

4.	Long-Term Debt
Long-term debt as of April 30, 2014, July 31, 2013 and April 30, 2013 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2014	July 31, 2013	April 30, 2013
Credit Facility Revolver (b)	2019	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (c)	2019	390,000	390,000	390,000
Canyons obligation (d)	2063	310,472	306,320	—
Other	2014-2029	5,855	6,827	5,983
Total debt		800,102	796,922	489,758
Less: Current maturities (e)		879	994	518
Long-term debt		$799,223	$795,928	$489,240

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On March 13, 2014, The Vail Corporation, a wholly-owned subsidiary of the Company, amended and restated its senior credit facility.  As part of this amendment and restatement, Vail Holdings, Inc. (“VHI”), a wholly-owned subsidiary of the Company, assumed the rights and obligations of The Vail Corporation, the former borrower under the senior credit facility.  The Company continues to be a guarantor under the amended credit facility.

Key modifications to the senior credit facility included, among other things, the extension of the maturity on the revolving credit facility from January 2016 to March 2019; decreased grid pricing for interest rate margins (as of April 30, 2014, under the amended credit facility, at LIBOR plus 1.50%) and commitment fees (as of April 30, 2014, under the amended credit facility, at 0.30%); increased letter of credit availability (under the amended credit facility, to $200 million); increased swing line loan availability (under the amended credit facility, to $75 million); and the expansion of baskets for improved flexibility in the Company’s ability to incur debt, pay, prepay, redeem and repurchase unsecured debt, dispose of assets, and make investments and distributions.  In addition, under the amended credit facility and subject to VHI meeting all compliance restrictions, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate amount not to exceed the greater of (i) $700 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement.
The amended credit facility is now referred to as the Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) among VHI, Bank of America, N.A., as administrative agent (the “Agent”), U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BBVA Compass, as documentation agent, Merrill Lynch Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, Wells Fargo Securities, LLC, as joint lead arranger, and the Lenders (as defined in the Credit Agreement) party thereto, and consists of a $400 million revolving credit facility.  VHI’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries).  The proceeds of loans made under the Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit.  The Credit Agreement matures in March 2019.  Borrowings under the Credit Agreement bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate plus a margin.  Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(c)
On June 5, 2014, the Company submitted a redemption notice to the trustee for its 6.50% Notes to redeem $175.0 million of the 6.50% Notes.  The redemption price for the notes is 104.875%, plus accrued and unpaid interest to the redemption date of July 7, 2014.  As a result, the Company expects to incur an early redemption premium of 4.875%, or approximately $8.5 million, for the portion of the principal redeemed, which will be recorded, along with a write-off of approximately $2.3 million of unamortized debt issuance costs, as a loss on extinguishment of debt in the year ending July 31, 2014. Upon completion of the partial redemption, $215.0 million of the 6.50% Notes will remain outstanding.

(d)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement (the "Transaction Agreement") with affiliate companies of Talisker Corporation ("Talisker") pursuant to which the parties entered into a master lease agreement (the "Lease") and certain ancillary transaction documents on May 29, 2013 related to the Canyons mountain resort (see Note 5, Acquisitions). The obligation at April 30, 2014 represents future fixed lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $5.1 million.

(e)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2014 reflected by fiscal year are as follows (in thousands):

Total
2014	$21
2015	867
2016	266
2017	270
2018	271
Thereafter	798,407
Total debt	$800,102

The Company incurred gross interest expense of $16.4 million and $8.4 million for the three months ended April 30, 2014 and 2013, respectively, of which $0.5 million was amortization of deferred financing costs for both periods. The Company had no capitalized interest during the three months ended April 30, 2014 and 2013. The Company incurred gross interest expense of $48.7 million and $25.3 million for the nine months ended April 30, 2014 and 2013, respectively, of which $1.5 million was amortization of deferred financing costs for both periods. The Company had no capitalized interest during the nine months ended April 30, 2014 and 2013.

5.	Acquisitions

Canyons
In May 2013, VR CPC and Talisker entered into the Transaction Agreement, the Lease and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah, which includes the ski area, property management and related amenities. Canyons is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of the consumer price index ("CPI") less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). The Parent Company has guaranteed the payments under the Lease.
The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$2,187
Other current assets	1,698
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	127,885
Deferred income tax assets, net	11,869
Intangible assets	30,700
Park City Mountain Resort ("PCMR") deposit	57,800
Goodwill	106,414
Total identifiable assets acquired	$344,028
Accounts payable and accrued liabilities	$6,699
Deferred revenue	1,134
Other liabilities	21,766
Canyons obligation	305,329
Contingent Consideration	9,100
Total liabilities assumed	$344,028

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

Land and certain improvements under the PCMR ski area was subject to litigation at the transaction date. As such, the Company has recorded a deposit ("PCMR deposit") for the potential future interests in the land and associated improvements at its estimated fair value. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, including the potential inclusion of a portion of the ski terrain of PCMR in the Lease, the assembled workforce of Canyons and other factors. The Company believes that for income tax purposes the lease payments should primarily be treated as payments of a debt obligation and that the tax basis of the goodwill is deductible. As a result, the Company recorded an adjustment to its preliminary purchase price allocation of $32.9 million, which reduced deferred income tax assets, net with a corresponding increase to goodwill and has reflected this as a retrospective adjustment as of July 31, 2013 (including the Supplemental Consolidating Condensed Balance Sheet - see Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries). The intangible assets have a weighted-average amortization period of approximately 50 years. The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $33.1 million and $60.9 million of net revenue, including an allocated portion of season pass revenue based on skier visits, for the three and nine months ended April 30, 2014, respectively. As of April 30, 2014, there were no changes to the Contingent Consideration liability.

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

	Three Months Ended April 30,	Nine Months Ended April 30,
	2013	2013
Pro forma net revenue	$498,477	$1,059,125
Pro forma net income attributable to Vail Resorts, Inc.	$96,499	$80,107
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.69	$2.24
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.62	$2.18

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2014	July 31, 2013	April 30, 2013
Land and land improvements	$350,674	$343,982	$295,559
Buildings and building improvements	908,829	884,307	852,483
Machinery and equipment	701,825	646,102	599,199
Furniture and fixtures	273,202	259,693	254,671
Software	99,958	92,553	91,987
Vehicles	55,324	49,356	48,592
Construction in progress	19,453	49,102	27,273
Gross property, plant and equipment	2,409,265	2,325,095	2,169,764
Accumulated depreciation	(1,244,878)	(1,155,807)	(1,129,857)
Property, plant and equipment, net	$1,164,387	$1,169,288	$1,039,907
The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2014	July 31, 2013	April 30, 2013
Trade payables	$48,406	$61,364	$59,515
Deferred revenue	93,135	93,759	81,092
Accrued salaries, wages and deferred compensation	35,221	27,946	28,563
Accrued benefits	25,468	19,787	24,002
Deposits	17,772	14,331	12,173
Accrued interest	13,549	8,018	13,543
Other accruals	31,226	44,314	27,464
Total accounts payable and accrued liabilities	$264,777	$269,519	$246,352
The composition of other long-term liabilities follows (in thousands):

	April 30, 2014	July 31, 2013	April 30, 2013
Private club deferred initiation fee revenue	$130,543	$131,760	$133,578
Unfavorable lease obligation, net	32,034	34,037	34,055
Other long-term liabilities	77,357	77,109	58,512
Total other long-term liabilities	$239,934	$242,906	$226,145

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2014, the Employee Housing Entities had total assets of $28.4 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.3 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2014.

8.    Fair Value Measurements
The Financial Accounting Standards Board issued fair value guidance that establishes how reporting entities should measure fair value for measurement and disclosure purposes. The guidance establishes a common definition of fair value applicable to all assets and liabilities measured at fair value and prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:
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
The table below summarizes the Company’s cash equivalents and Contingent Consideration (see Note 5) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2014
Description	Balance at April 30, 2014	Level 1	Level 2	Level 3

Assets:
Money Market	$78,851	$78,851	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of July 31, 2013
Description	Balance at July 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$34,029	$34,029	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration (Note 5)	$9,100	$—	$—	$9,100

	Fair Value Measurement as of April 30, 2013
Description	Balance at April 30, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$49,025	$49,025	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company used discounted cash flow projection valuation models and Level 3 inputs to estimate the fair value of Contingent Consideration in connection with the Canyons transaction.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2014, July 31, 2013 and April 30, 2013, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2028.

Guarantees/Indemnifications
As of April 30, 2014, the Company had various other letters of credit in the amount of $58.7 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of April 30, 2014, July 31, 2013 and April 30, 2013, the accrual for the above loss contingencies was not material individually and in the aggregate.

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
The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net revenue:
Lift	$251,914	$215,163	$447,271	$390,820
Ski school	62,512	53,531	109,442	95,254
Dining	42,303	37,876	82,369	74,075
Retail/rental	73,785	66,329	188,401	176,802
Other	30,073	29,118	82,091	78,719
Total Mountain net revenue	460,587	402,017	909,574	815,670
Lodging	66,293	53,834	179,694	152,885
Total Resort net revenue	526,880	455,851	1,089,268	968,555
Real estate	16,167	13,840	29,890	39,937
Total net revenue	$543,047	$469,691	$1,119,158	$1,008,492
Operating expense:
Mountain	$233,301	$207,953	$601,587	$536,498
Lodging	53,182	45,446	163,346	142,055
Total Resort operating expense	286,483	253,399	764,933	678,553
Real estate	18,445	16,996	35,682	49,349
Total segment operating expense	$304,928	$270,395	$800,615	$727,902
Mountain equity investment income, net	$665	$266	$1,282	$799
Reported EBITDA:
Mountain	$227,951	$194,330	$309,269	$279,971
Lodging	13,111	8,388	16,348	10,830
Resort	241,062	202,718	325,617	290,801
Real estate	(2,278)	(3,156)	(5,792)	(9,412)
Total Reported EBITDA	$238,784	$199,562	$319,825	$281,389

Real estate held for sale and investment	$170,818	$201,861	$170,818	$201,861

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$238,784	$199,562	$319,825	$281,389
Depreciation and amortization	(35,588)	(33,730)	(105,948)	(98,827)
Gain (loss) on disposal of fixed assets, net	634	(224)	(839)	(757)
Investment income, net	124	153	289	306
Interest expense	(16,408)	(8,359)	(48,745)	(25,268)
Income before provision for income taxes	187,546	157,402	164,582	156,843
Provision for income taxes	(69,680)	(59,814)	(60,953)	(59,329)
Net income	$117,866	$97,588	$103,629	$97,514
Net loss attributable to noncontrolling interests	80	52	204	97
Net income attributable to Vail Resorts, Inc.	$117,946	$97,640	$103,833	$97,611

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During both the three and nine months ended April 30, 2014 and 2013, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through April 30, 2014, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of April 30, 2014, July 31, 2013, and April 30, 2013. Statements of operations and statements of comprehensive income (loss) are presented for the three and nine months ended April 30, 2014 and 2013. Statements of cash flows are presented for the nine months ended April 30, 2014 and 2013. As of April 30, 2013, the Company revised its classification of advances from affiliates in the amount of $386.0 million to present it separately in the Supplemental Consolidating Condensed Balance Sheet from advances to affiliates. The Company has determined that this revision is not material to the Supplemental Consolidating Condensed Balance Sheet.
Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting. Net income (loss) of Guarantor Subsidiaries and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company’s and Guarantor Subsidiaries’ investments in and advances to (from) subsidiaries. Net income (loss) of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Consolidating Condensed Balance Sheet
As of April 30, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$298,642	$8,789	$—	$307,431
Restricted cash	—	11,285	1,772	—	13,057
Trade receivables, net	—	77,108	2,707	—	79,815
Inventories, net	—	60,229	180	—	60,409
Other current assets	29,217	28,961	518	—	58,696
Total current assets	29,217	476,225	13,966	—	519,408
Property, plant and equipment, net	—	1,121,251	43,136	—	1,164,387
Real estate held for sale and investment	—	170,818	—	—	170,818
Goodwill, net	—	376,491	1,729	—	378,220
Intangible assets, net	—	99,149	19,358	—	118,507
Other assets	5,274	97,136	4,154	(9,460)	97,104
Investments in subsidiaries	2,046,019	(4,984)	—	(2,041,035)	—
Advances to affiliates	—	516,717	3,379	(520,096)	—
Total assets	$2,080,510	$2,852,803	$85,722	$(2,570,591)	$2,448,444
Current liabilities:
Accounts payable and accrued liabilities	$13,014	$243,284	$8,479	$—	$264,777
Income taxes payable	39,043	—	—	—	39,043
Long-term debt due within one year	—	648	231	—	879
Total current liabilities	52,057	243,932	8,710	—	304,699
Advances from affiliates	520,096	—	—	(520,096)	—
Long-term debt	390,000	351,716	57,507	—	799,223
Other long-term liabilities	27,673	211,136	10,585	(9,460)	239,934
Deferred income taxes	183,535	—	(62)	—	183,473
Total Vail Resorts, Inc. stockholders’ equity (deficit)	907,149	2,046,019	(4,984)	(2,041,035)	907,149
Noncontrolling interests	—	—	13,966	—	13,966
Total stockholders’ equity	907,149	2,046,019	8,982	(2,041,035)	921,115
Total liabilities and stockholders’ equity	$2,080,510	$2,852,803	$85,722	$(2,570,591)	$2,448,444

Supplemental Consolidating Condensed Balance Sheet
As of July 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$130,970	$7,634	$—	$138,604
Restricted cash	—	10,890	1,734	—	12,624
Trade receivables, net	—	77,725	1,312	—	79,037
Inventories, net	—	68,101	217	—	68,318
Other current assets	25,190	18,475	1,221	—	44,886
Total current assets	25,190	306,161	12,118	—	343,469
Property, plant and equipment, net	—	1,124,004	45,284	—	1,169,288
Real estate held for sale and investment	—	195,230	—	—	195,230
Goodwill, net	—	379,953	1,746	—	381,699
Intangible assets, net	—	101,913	19,431	—	121,344
Other assets	6,057	96,337	4,332	(9,459)	97,267
Investments in subsidiaries	1,861,509	(3,510)	—	(1,857,999)	—
Advances to affiliates	—	480,408	2,906	(483,314)	—
Total assets	$1,892,756	$2,680,496	$85,817	$(2,350,772)	$2,308,297
Current liabilities:
Accounts payable and accrued liabilities	$6,600	$256,094	$6,825	$—	$269,519
Income taxes payable	42,822	—	—	—	42,822
Long-term debt due within one year	—	775	219	—	994
Total current liabilities	49,422	256,869	7,044	—	313,335
Advances from affiliates	483,314	—	—	(483,314)	—
Long-term debt	390,000	348,190	57,738	—	795,928
Other long-term liabilities	27,851	213,928	10,586	(9,459)	242,906
Deferred income taxes	118,301	—	(42)	—	118,259
Total Vail Resorts, Inc. stockholders’ equity (deficit)	823,868	1,861,509	(3,510)	(1,857,999)	823,868
Noncontrolling interests	—	—	14,001	—	14,001
Total stockholders’ equity	823,868	1,861,509	10,491	(1,857,999)	837,869
Total liabilities and stockholders’ equity	$1,892,756	$2,680,496	$85,817	$(2,350,772)	$2,308,297

Supplemental Consolidating Condensed Balance Sheet
As of April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$230,429	$7,306	$—	$237,735
Restricted cash	—	10,894	1,097	—	11,991
Trade receivables, net	—	70,424	3,309	—	73,733
Inventories, net	—	61,014	187	—	61,201
Other current assets	28,699	20,543	1,236	—	50,478
Total current assets	28,699	393,304	13,135	—	435,138
Property, plant and equipment, net	—	993,813	46,094	—	1,039,907
Real estate held for sale and investment	—	201,861	—	—	201,861
Goodwill, net	—	270,076	1,779	—	271,855
Intangible assets, net	—	72,563	19,476	—	92,039
Other assets	6,319	37,661	4,348	(9,459)	38,869
Investments in subsidiaries	1,885,121	(2,153)	—	(1,882,968)	—
Advances to affiliates	—	382,375	3,622	(385,997)	—
Total assets	$1,920,139	$2,349,500	$88,454	$(2,278,424)	$2,079,669
Current liabilities:
Accounts payable and accrued liabilities	$12,856	$225,420	$8,076	$—	$246,352
Income taxes payable	13,173	—	—	—	13,173
Long-term debt due within one year	—	299	219	—	518
Total current liabilities	26,029	225,719	8,295	—	260,043
Advances from affiliates	385,997	—	—	(385,997)	—
Long-term debt	390,000	41,502	57,738	—	489,240
Other long-term liabilities	27,852	197,158	10,594	(9,459)	226,145
Deferred income taxes	201,513	—	(2)	—	201,511
Total Vail Resorts, Inc. stockholders’ equity (deficit)	888,748	1,885,121	(2,153)	(1,882,968)	888,748
Noncontrolling interests	—	—	13,982	—	13,982
Total stockholders’ equity	888,748	1,885,121	11,829	(1,882,968)	902,730
Total liabilities and stockholders’ equity	$1,920,139	$2,349,500	$88,454	$(2,278,424)	$2,079,669

Supplemental Consolidating Condensed Statement of Operations
For the three months ended April 30, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$539,704	$6,494	$(3,151)	$543,047
Total operating expense	106	336,623	6,266	(3,113)	339,882
(Loss) income from operations	(106)	203,081	228	(38)	203,165
Other expense, net	(6,600)	(9,331)	(391)	38	(16,284)
Equity investment income, net	—	665	—	—	665
(Loss) income before benefit (provision) for income taxes	(6,706)	194,415	(163)	—	187,546
Benefit (provision) for income taxes	2,564	(72,295)	51	—	(69,680)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,142)	122,120	(112)	—	117,866
Equity in income (loss) of consolidated subsidiaries	122,088	(32)	—	(122,056)	—
Net income (loss)	117,946	122,088	(112)	(122,056)	117,866
Net loss attributable to noncontrolling interests	—	—	80	—	80
Net income (loss) attributable to Vail Resorts, Inc.	$117,946	$122,088	$(32)	$(122,056)	$117,946

Supplemental Consolidating Condensed Statement of Operations
For the three months ended April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$467,095	$6,406	$(3,810)	$469,691
Total operating expense	116	301,696	6,309	(3,772)	304,349
(Loss) income from operations	(116)	165,399	97	(38)	165,342
Other expense, net	(6,600)	(1,322)	(322)	38	(8,206)
Equity investment income, net	—	266	—	—	266
(Loss) income before benefit (provision) for income taxes	(6,716)	164,343	(225)	—	157,402
Benefit (provision) for income taxes	2,551	(62,452)	87	—	(59,814)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(4,165)	101,891	(138)	—	97,588
Equity in income (loss) of consolidated subsidiaries	101,805	(86)	—	(101,719)	—
Net income (loss)	97,640	101,805	(138)	(101,719)	97,588
Net loss attributable to noncontrolling interests	—	—	52	—	52
Net income (loss) attributable to Vail Resorts, Inc.	$97,640	$101,805	$(86)	$(101,719)	$97,640

Supplemental Consolidating Condensed Statement of Operations
For the nine months ended April 30, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,113,141	$15,840	$(9,823)	$1,119,158
Total operating expense	286	899,631	17,194	(9,709)	907,402
(Loss) income from operations	(286)	213,510	(1,354)	(114)	211,756
Other expense, net	(19,802)	(27,630)	(1,138)	114	(48,456)
Equity investment income, net	—	1,282	—	—	1,282
(Loss) income before benefit (provision) for income taxes	(20,088)	187,162	(2,492)	—	164,582
Benefit (provision) for income taxes	7,810	(68,971)	208	—	(60,953)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(12,278)	118,191	(2,284)	—	103,629
Equity in income (loss) of consolidated subsidiaries	116,111	(2,080)	—	(114,031)	—
Net income (loss)	103,833	116,111	(2,284)	(114,031)	103,629
Net loss attributable to noncontrolling interests	—	—	204	—	204
Net income (loss) attributable to Vail Resorts, Inc.	$103,833	$116,111	$(2,080)	$(114,031)	$103,833

Supplemental Consolidating Condensed Statement of Operations
For the nine months ended April 30, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,002,526	$15,780	$(9,814)	$1,008,492
Total operating expense	334	819,781	17,071	(9,700)	827,486
(Loss) income from operations	(334)	182,745	(1,291)	(114)	181,006
Other expense, net	(19,810)	(4,257)	(1,009)	114	(24,962)
Equity investment income, net	—	799	—	—	799
(Loss) income before benefit (provision) for income taxes	(20,144)	179,287	(2,300)	—	156,843
Benefit (provision) for income taxes	7,708	(67,225)	188	—	(59,329)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(12,436)	112,062	(2,112)	—	97,514
Equity in income (loss) of consolidated subsidiaries	110,047	(2,015)	—	(108,032)	—
Net income (loss)	97,611	110,047	(2,112)	(108,032)	97,514
Net loss attributable to noncontrolling interests	—	—	97	—	97
Net income (loss) attributable to Vail Resorts, Inc.	$97,611	$110,047	$(2,015)	$(108,032)	$97,611

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the three months ended April 30, 2014
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$117,946	$122,088	$(112)	$(122,056)	$117,866
Foreign currency translation adjustments, net of tax	85	85	85	(170)	85
Comprehensive income (loss)	118,031	122,173	(27)	(122,226)	117,951
Comprehensive loss attributable to noncontrolling interests	—	—	80	—	80
Comprehensive income attributable to Vail Resorts, Inc.	$118,031	$122,173	$53	$(122,226)	$118,031

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
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

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the nine months ended April 30, 2014
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$103,833	$116,111	$(2,284)	$(114,031)	$103,629
Foreign currency translation adjustments, net of tax	(34)	(34)	(34)	68	(34)
Comprehensive income (loss)	103,799	116,077	(2,318)	(113,963)	103,595
Comprehensive loss attributable to noncontrolling interests	—	—	204	—	204
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$103,799	$116,077	$(2,114)	$(113,963)	$103,799

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
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

Supplemental Consolidating Condensed Statement of Cash Flows
For the nine months ended April 30, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$52,146	$252,610	$1,441	$306,197
Cash flows from investing activities:
Capital expenditures	—	(107,208)	(892)	(108,100)
Other investing activities, net	—	912	8	920
Net cash used in investing activities	—	(106,296)	(884)	(107,180)
Cash flows from financing activities:
Payments of other long-term debt	—	(758)	(219)	(977)
Dividends paid	(29,998)	—	—	(29,998)
Other financing activities, net	3,880	(3,891)	743	732
Advances	(26,028)	26,028	—	—
Net cash (used in) provided by financing activities	(52,146)	21,379	524	(30,243)
Effect of exchange rate changes on cash and cash equivalents	—	(21)	74	53
Net increase in cash and cash equivalents	—	167,672	1,155	168,827
Cash and cash equivalents:
Beginning of period	—	130,970	7,634	138,604
End of period	$—	$298,642	$8,789	$307,431

Supplemental Consolidating Condensed Statement of Cash Flows
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Vail Resorts, Inc. together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2014 ("Form 10-Q") as "we", "us", "our" or the "Company".
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 31, 2013 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2014 and 2013 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the "Results of Operations" section below for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the "Results of Operations" section below for a reconciliation of Net Debt.

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

Mountain Segment
The Mountain segment is comprised of the operations of ski resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); the Canyons mountain resort in Park City, Utah (transaction entered into in May 2013); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our ski resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 55% and 54% of Mountain net revenue for the three months ended April 30, 2014 and 2013, respectively, and approximately 49% and 48% of Mountain segment net revenue for the nine months ended April 30, 2014 and 2013, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests visiting our resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For both the 2013/2014 and 2012/2013 ski seasons, Destination guests comprised approximately 56% of our skier visits, while In-State guests comprised approximately 44% of our skier visits.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our ski resorts/ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our ski resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our ski resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our resorts/areas generally in advance of the ski season and typically ski more days each season at our resorts/areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our resorts/areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the 2013/2014 and 2012/2013 ski seasons, approximately 40% and 38%, respectively, of total lift revenue was comprised of season pass revenue.

The cost structure of our ski resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand, including several proximate to our ski resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our ski resorts; (iii) National Park Service ("NPS") concessionaire properties including the Grand Teton Lodge Company ("GTLC"); (iv) Colorado Mountain Express ("CME"), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of lodging properties (including managed condominium rooms) at or around our ski resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 94% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended April 30, 2014 and 2013, and 79% and 76% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2014 and 2013, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, planning for future real estate development projects, including zoning and acquisition of applicable permits, and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by often utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third-party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors that we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2014, we began our pre-season pass sales program for the 2014/2015 ski season. Through May 27, 2014, our spring pre-season pass sales for the upcoming 2014/2015 ski season have increased approximately 14% in units and increased approximately 20% in sales dollars, compared to the prior year period ended May 28, 2013. However, we cannot predict if this favorable trend will continue through the Fall 2014 pass sales campaign or the overall impact that season pass sales will have on lift revenue for the 2014/2015 ski season.

•
Although many key economic indicators have improved recently including growth in the U.S. stock markets and declines in the unemployment rate, the U.S. economy has struggled to gain momentum, hurt by severe winter weather and declines in government spending. Additionally, many economies outside of the United States are challenged with political unrest and structural changes resulting in declining or slowing growth in key economic indicators. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the remainder of fiscal year 2014, or more importantly the 2014/2015 ski season.

•
In May 2013, we entered into a long-term lease with Talisker Corporation ("Talisker") pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the litigation between the current operator of Park City Mountain Resort (“PCMR”) and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of PCMR. In May 2014, Talisker received a favorable ruling stating that the lease between the current operator of PCMR and Talisker has expired, which allows for the ski terrain of PCMR (excluding the base area not owned by Talisker) to become subject to our lease with Talisker and requires no additional consideration from us but the earnings derived from that ski terrain would accrue to our benefit. This ruling is subject to appeal, and we cannot predict the ultimate outcome of the appeal process. However, if Talisker does not ultimately prevail in the litigation, we will be entitled to receive from Talisker the rent payments that Talisker receives from the current operator until such time as the current resort operator’s lease has ended and the ski terrain under PCMR is then included in the lease. We cannot predict whether we will realize all of the synergies expected from our operation of Canyons nor can we predict all of the resources required to integrate its operations and the ultimate impact Canyons will have on our future results of operations. Furthermore, if Talisker does not ultimately prevail in the litigation associated with the land under the ski terrain of PCMR, it could result in a material impairment charge attributable to goodwill, certain indefinite-lived intangibles assets and/or other assets recorded in conjunction with this transaction, negatively impacting our results of operations and stockholders’ equity. Additionally, the estimated fair values of assets acquired and liabilities assumed in the Canyons transaction are preliminary and are based on the information that was available as of the transaction date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of April 30, 2014 are subject to change.

•
On June 5, 2014, we submitted a redemption notice to the trustee for our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) to redeem $175.0 million of the 6.50% Notes.  As a result, we expect to incur an early redemption premium of 4.875%, or approximately $8.5 million, for the portion of the principal redeemed, which will be recorded, along with a write-off of a portion of unamortized debt issuance costs, as a loss on extinguishment of debt in the year ending July 31, 2014.  We currently anticipate to utilize cash on hand for the redemption of principal and payment of the early redemption premium. As of April 30, 2014, we had $307.4 million in cash and cash equivalents, as well as $333.3 million available under the revolver component of our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.7 million).  Additionally, we believe that the terms of our 6.50% Notes and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. We believe this, combined with the continued positive cash flow from operating activities (primarily occurring during our second and third fiscal quarters), including future proceeds from the sale of completed real estate projects, less capital expenditures allows us to consider strategic investments and other forms of providing return to our stockholders, including the continuation of share repurchases and the payment of a quarterly cash dividend. We cannot predict that any strategic initiatives undertaken will achieve the anticipated results.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of April 30, 2014, we had 17 units (of which three units sold subsequent to April 30, 2014) at The Ritz-Carlton Residences, Vail and 20 units (of which one unit sold subsequent to April 30, 2014) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently believe the selling process will take multiple years. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur, we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units at The Ritz-Carlton Residences, Vail or One Ski Hill Place in Breckenridge, it may result in an impairment charge on one or both projects.

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

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for both the three and nine months ended April 30, 2014, compared to the three and nine months ended April 30, 2013 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Mountain Reported EBITDA	$227,951	$194,330	$309,269	$279,971
Lodging Reported EBITDA	13,111	8,388	16,348	10,830
Resort Reported EBITDA	241,062	202,718	325,617	290,801
Real Estate Reported EBITDA	(2,278)	(3,156)	(5,792)	(9,412)
Income before provision for income taxes	187,546	157,402	164,582	156,843
Net income attributable to Vail Resorts, Inc.	$117,946	$97,640	$103,833	$97,611
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2014 compared to the three months ended April 30, 2013
Mountain segment operating results for the three months ended April 30, 2014 and 2013 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Net Mountain revenue:
Lift	$251,914	$215,163	17.1%
Ski school	62,512	53,531	16.8%
Dining	42,303	37,876	11.7%
Retail/rental	73,785	66,329	11.2%
Other	30,073	29,118	3.3%
Total Mountain net revenue	$460,587	$402,017	14.6%
Mountain operating expense:
Labor and labor-related benefits	$92,342	$83,372	10.8%
Retail cost of sales	25,419	23,795	6.8%
Resort related fees	26,117	22,445	16.4%
General and administrative	36,073	31,581	14.2%
Other	53,350	46,760	14.1%
Total Mountain operating expense	$233,301	$207,953	12.2%
Mountain equity investment income, net	665	266	150.0%
Mountain Reported EBITDA	$227,951	$194,330	17.3%

Total skier visits	4,176	3,756	11.2%
ETP	$60.32	$57.29	5.3%

Mountain Reported EBITDA includes $2.5 million and $2.1 million of stock-based compensation expense for the three months ended April 30, 2014 and 2013, respectively.

Mountain Reported EBITDA for the three months ended April 30, 2014 increased $33.6 million, or 17.3%, compared to the three months ended April 30, 2013. Our results for the three months ended April 30, 2014 compared to the same period in the prior year reflect strong pass sales growth for the 2013/2014 ski season; improved results for our Colorado resorts, which were particularly strong in the spring break holiday time periods and resulted in a 5.6% increase in skier visitation for the three months ended April 30, 2014 compared to the same period in the prior year, combined with an improvement in yields per skier visit in ancillary guest spend in ski school, dining and retail/rental operations at our Colorado resorts; and the addition of Canyons (transaction entered into in May 2013). Despite modestly improved conditions and snowfall in the Tahoe region during the three months ended April 30, 2014, our results in Tahoe were impacted by the poor conditions which had a negative effect on guests' perception of the skiable terrain at our Tahoe resorts and adversely impacted skier visitation and guest spending at our Tahoe resorts. These varied conditions resulted in a 4.4% decline in skier visitation at our Tahoe resorts for the three months ended April 30, 2014 compared to the same period in the prior year.

Lift revenue increased $36.8 million, or 17.1%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, including an increase in lift revenue excluding season pass revenue of $20.9 million, or 14.5%, as well as a $15.9 million, or 22.3%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 7.9% and higher visitation excluding season pass holders at our Colorado resorts combined with incremental revenue of $12.0 million from Canyons, partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts driven by a decline in visitation excluding season pass holders. The increase in season pass revenue was driven by a combination of both an increase in pricing and units sold, which was favorably impacted by our entry into the Utah ski market with the addition of Canyons and the first full season of pass sales in our Urban ski area markets. Total ETP increased $3.03, or 5.3%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by a higher mix of season pass revenue which has a lower associated ETP.

Ski school revenue increased $9.0 million, or 16.8%, for the three months ended April 30, 2014, compared to the same period in the prior year, due primarily to a $5.1 million, or 11.3%, increase in ski school revenue at our Colorado resorts and incremental revenue of $4.2 million from Canyons. The increase in ski school revenue at our Colorado resorts was due to increased skier visitation and an increase in yield per skier visit. The increases in ski school revenue were partially offset by a decline at our Tahoe resorts of $0.5 million, or 5.7%, driven by a decline in skier visitation as discussed above.

Dining revenue increased $4.4 million, or 11.7%, for the three months ended April 30, 2014, compared to the same period in the prior year, which was primarily attributable to our Colorado resorts generating an increase of $2.6 million, or 9.5%, due to increased skier visitation and higher yields per skier visit, and incremental dining revenue from Canyons of $2.5 million. Dining revenue at our Tahoe resorts decreased $1.1 million, or 11.6%, compared to the same period in the prior year due to decreased skier visitation and limited operations of on-mountain dining facilities as a result of lower volumes.

Retail/rental revenue increased $7.5 million, or 11.2%, for the three months ended April 30, 2014 compared to the same period in the prior year, which was driven by retail sales which were up $4.7 million, or 11.0%, as well as an increase in rental revenue of $2.8 million, or 11.7%. The increase in retail sales was driven by an increase in sales volume at stores proximate to our Colorado resorts, as well as our Colorado front range stores, incremental retail sales generated by Hoigaard's (our mid-west retailer acquired in April 2013), the addition of Canyons, and higher sales at stores proximate to our Tahoe resorts and Any Mountain stores (in the San Francisco Bay Area). These retail sales increases were partially offset by a decrease in on-line sales due to the shutdown of our on-line retail platform as we are transitioning to a different approach to on-line sales. The increase in rental revenue was driven by stores proximate to our Colorado resorts which experienced higher volumes due to increased skier visitation and the addition of Canyons, partially offset by rental revenue declines at stores proximate to our Tahoe resorts due a decrease in skier visitation as discussed above.

Other revenue mainly consists of commercial leasing revenue, mountain activities revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), employee housing revenue, guest services revenue, municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2014, other revenue increased $1.0 million, or 3.3%, compared to the same period in the prior year, primarily due to incremental revenue from Canyons.

Operating expense increased $25.3 million, or 12.2%, for the three months ended April 30, 2014 compared to the same period in the prior year, primarily due to incremental expenses from Canyons of $13.0 million (including current year integration and PCMR litigation related expense of $2.4 million, net of prior year Canyons transaction related expense of $2.6 million). Excluding these expenses, operating expense increased $12.3 million, or 6.0%, for the three months ended April 30, 2014 compared to the same period in the prior year. Labor and labor-related benefits (excluding Canyons) increased $3.1 million, or 3.7%, primarily due to normal wage adjustments, higher bonus expense, increased staffing levels at our Colorado resorts to support higher volumes primarily in mountain operations, ski school, on-mountain dining and higher store labor due primarily to new retail stores. Retail cost of sales increased $1.6 million, or 6.8%, compared to an increase in retail sales of $4.7 million, or 11.0%, as a result of an improvement in the gross profit margin percentage at our retail outlets combined with a decline in on-line sales due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins. Resort related fees (excluding Canyons) increased $2.2 million, or 9.7%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Canyons) increased $3.0 million, or 9.6%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense. Other expense (excluding Canyons) increased $3.2 million, or 7.3%, which was driven by higher operating expenses, including food and beverage cost of sales, supplies expense and utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The increase in equity investment income for the three months ended April 30, 2014 is primarily due to increased commissions earned by the brokerage due to a higher level of real estate closures compared to the same period in the prior year.

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013
Mountain segment operating results for the nine months ended April 30, 2014 and 2013 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Net Mountain revenue:
Lift	$447,271	$390,820	14.4%
Ski school	109,442	95,254	14.9%
Dining	82,369	74,075	11.2%
Retail/rental	188,401	176,802	6.6%
Other	82,091	78,719	4.3%
Total Mountain net revenue	$909,574	$815,670	11.5%
Mountain operating expense:
Labor and labor-related benefits	$226,143	$201,350	12.3%
Retail cost of sales	76,109	75,230	1.2%
Resort related fees	47,148	40,830	15.5%
General and administrative	105,010	93,698	12.1%
Other	147,177	125,390	17.4%
Total Mountain operating expense	$601,587	$536,498	12.1%
Mountain equity investment income, net	1,282	799	60.5%
Mountain Reported EBITDA	$309,269	$279,971	10.5%

Total skier visits	7,688	6,977	10.2%
ETP	$58.18	$56.02	3.9%

Mountain Reported EBITDA includes $7.7 million and $7.0 million of stock-based compensation expense for the nine months ended April 30, 2014 and 2013, respectively.

Mountain Reported EBITDA for the nine months ended April 30, 2014 increased $29.3 million, or 10.5%, compared to the nine months ended April 30, 2013. Our results for the nine months ended April 30, 2014 compared to the same period in the prior year reflect strong pass sales growth for the 2013/2014 ski season; improved results for our Colorado resorts, including particularly strong results in the spring break holiday time periods, which experienced an increase in visitation of 8.4% for the 2013/2014 ski season compared to the 2012/2013 ski season, combined with an improvement in yields per skier visit in ancillary guest spend in ski school, dining and retail/rental operations at our Colorado resorts; and the addition of Canyons (transaction entered into in May 2013). However, our results were negatively impacted by very poor conditions in the Tahoe region during the first half of the ski season with cumulative snowfall down approximately 73% as of January 31, 2014, compared to the same period in the prior year, and varying conditions for the remainder of the 2013/2014 ski season, all of which adversely impacted skier visitation and guest spending at our Tahoe resorts for the 2013/2014 ski season. As such, these challenging conditions resulted in a decrease in skier visitation at our Tahoe resorts of 16.2% for the 2013/2014 ski season compared to the 2012/2013 ski season.

Lift revenue increased $56.5 million, or 14.4%, for the nine months ended April 30, 2014 compared to the same period in the prior year, including a $29.6 million, or 20.1%, increase in season pass revenue, as well as a $26.9 million, or 11.1%, increase in lift revenue excluding season pass revenue. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing, which was favorably impacted by our entry into the Utah ski market with the addition of Canyons and the first full season of pass sales in our Urban ski area markets. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 7.5%, along with higher visitation excluding season pass holders at our Colorado resorts combined with incremental revenue of $18.8 million from Canyons, partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts which was driven by a decline in visitation excluding season pass holders. Total ETP increased $2.16, or 3.9%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by a higher mix of season pass revenue which has a lower associated ETP.

Ski school revenue for the nine months ended April 30, 2014 increased $14.2 million, or 14.9%, compared to the same period in the prior year, with ski school revenue at our Colorado resorts increasing $8.3 million, or 10.6%, and incremental revenue of $7.1 million from Canyons, partially offset by declines in ski school revenue of $1.5 million, or 8.6%, at our Tahoe resorts driven by a decline in skier visitation as discussed above.

Dining revenue for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, increased $8.3 million, or 11.2%, and was primarily attributable to our Colorado resorts generating a $6.3 million, or 12.2%, increase in revenue due to increased skier visitation, higher yields per skier visit and improved summer visitation. Additionally, dining revenue was favorably impacted by incremental dining revenue of $4.4 million from Canyons. Dining revenue at our Tahoe resorts decreased $3.7 million, or 18.0%, compared to the same period in the prior year driven by the decrease in skier visitation and fewer on-mountain locations being open during the first half of the ski season due to limited available ski terrain combined with reduced operations for on-mountain locations during the second half of the ski season as a result of lower volumes.

Retail/rental revenue increased $11.6 million, or 6.6%, for the nine months ended April 30, 2014 compared to the same period in the prior year, which was driven by retail sales which were up $6.6 million, or 5.1%, as well as an increase in rental revenue of $5.0 million, or 10.7%. The increase in retail sales was driven by an increase in sales volume at stores proximate to our Colorado resorts, as well as our Colorado front range stores, incremental retail sales generated by Hoigaard's and the addition of Canyons and Urban ski areas. These retail revenue increases were partially offset by a decrease in on-line sales due to the shutdown of our on-line retail platform, as previously discussed, and lower sales at stores proximate to our Tahoe resorts and Any Mountain stores, which were impacted by the poor snowfall in the Tahoe region. The increase in rental revenue was driven by stores proximate to our Colorado resorts, which experienced higher volumes due to increased skier visitation and the addition of Canyons and Urban ski areas, partially offset by revenue declines at stores proximate to our Tahoe resorts and Any Mountain stores, as previously discussed.

Other revenue mainly consists of private club revenue (which includes both club dues and amortization of initiation fees), summer revenue and other mountain activities revenue, marketing and internet advertising revenue, commercial leasing revenue, employee housing revenue, guest services revenue, municipal services revenue and other recreation activity revenue. For the nine months ended April 30, 2014, other revenue increased $3.4 million, or 4.3%, compared to the nine months ended April 30, 2013, primarily due to incremental revenues from Canyons, increased employee housing revenue, guest services revenue and private club revenue.

Operating expense increased $65.1 million, or 12.1%, during the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, primarily due to incremental operating expense from the addition of Canyons of $36.7 million (including current year Canyons integration and PCMR litigation related expense of $8.0 million, net of prior year Canyons transaction related expense of $2.6 million). Excluding these expenses, operating expense increased $28.4 million, or 5.3%, for the nine months ended April 30, 2014 compared to the same period in the prior year. Labor and labor-related benefits (excluding Canyons) increased $11.0 million, or 5.5%, primarily due to normal wage adjustments, higher bonus expense, increased staffing levels at our Colorado resorts to support higher volumes primarily in ski school, mountain operations, on-mountain dining, summer operations and higher store labor primarily due to new retail stores. Retail cost of sales increased $0.9 million, or 1.2%, compared to an increase in retail sales of $6.6 million, or 5.1%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with a decline in on-line sales due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins. Resort related fees (excluding Canyons) increased $3.5 million, or 8.6%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Canyons) increased $7.3 million, or 7.8%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense. Other expense (excluding Canyons and prior year professional service fees associated with Canyons) increased $7.2 million, or 5.9%, which was driven by higher operating expenses, including food and beverage cost of sales, supplies expense and utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The increase in equity investment income for the nine months ended April 30, 2014 is primarily due to increased commissions earned by the brokerage due to a higher level of real estate closures compared to the same period in the prior year.

Lodging Segment

Three months ended April 30, 2014 compared to the three months ended April 30, 2013
Lodging segment operating results for the three months ended April 30, 2014 and 2013 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Lodging net revenue:
Owned hotel rooms	$12,632	$10,966	15.2%
Managed condominium rooms	20,578	16,110	27.7%
Dining	9,768	6,044	61.6%
Transportation	9,865	8,756	12.7%
Other	10,757	9,180	17.2%
	63,600	51,056	24.6%
Payroll cost reimbursements	2,693	2,778	(3.1)%
Total Lodging net revenue	$66,293	$53,834	23.1%
Lodging operating expense:
Labor and labor-related benefits	$24,918	$21,384	16.5%
General and administrative	8,571	7,553	13.5%
Other	17,000	13,731	23.8%
	50,489	42,668	18.3%
Reimbursed payroll costs	2,693	2,778	(3.1)%
Total Lodging operating expense	$53,182	$45,446	17.0%
Lodging Reported EBITDA	$13,111	$8,388	56.3%

Owned hotel statistics:
ADR	$243.33	$244.97	(0.7)%
RevPar	$183.02	$157.73	16.0%
Managed condominium statistics:
ADR	$394.52	$382.80	3.1%
RevPar	$165.49	$145.48	13.8%
Owned hotel and managed condominium statistics (combined):
ADR	$333.26	$330.70	0.8%
RevPar	$170.32	$148.71	14.5%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended April 30, 2014 exclude managed condominium rooms at Canyons (assumed in May 2013) which do not have comparable results for the three months ended April 30, 2013.

Lodging Reported EBITDA includes $0.6 million and $0.5 million of stock-based compensation expense for the three months ended April 30, 2014 and 2013, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended April 30, 2014 increased $12.5 million, or 24.6%, as compared to the three months ended April 30, 2013, including revenue of $6.7 million from the addition of Canyons. Excluding the impact of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $5.8 million, or 11.4%, primarily due to an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and increased group business at our Colorado mountain resorts.

Revenue from owned hotel rooms increased $1.7 million, or 15.2%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013, driven by a 16.0% increase in RevPar resulting from a 10.8 percentage point increase in occupancy. Occupancy for owned properties was favorably impacted by increased skier visitation at our Colorado resorts (as discussed in the Mountain segment). Revenue from managed condominium rooms increased $4.5 million, or 27.7%, which was primarily attributable to $3.1 million of incremental revenue generated from managed condominium units at Canyons, as well as an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation and an increase in group business.

Dining revenue for the three months ended April 30, 2014 increased $3.7 million, or 61.6%, compared to the three months ended April 30, 2013, primarily due to dining revenue of $2.9 million generated at Canyons, as well as increased dining revenue from our Colorado resort properties. Transportation revenue for the three months ended April 30, 2014 increased $1.1 million, or 12.7%, as compared to the three months ended April 30, 2013, primarily due to the increased skier visitation to our Colorado resorts, which drove a 15.1% increase in total passengers compared to the same period in the prior year. Other revenue increased $1.6 million, or 17.2%, compared to the same period in the prior year primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, increased spa revenue from our Colorado properties and Canyons, and an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $7.8 million, or 18.3%, for the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Labor and labor-related benefits increased $3.5 million, or 16.5%, due to labor costs associated with the addition of Canyons, higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $1.0 million, or 13.5%, primarily due to an increase in expenses from our central reservations booking services and an increase in marketing and sales expense. Other expense increased $3.3 million, or 23.8%, primarily due to expenses related to Canyons and higher variable operating costs associated with increased occupancy and volume, including higher food and beverage cost of sales, credit card fees, travel agent commissions, repairs and maintenance expense and other operating expenses.

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

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013
Lodging segment operating results for the nine months ended April 30, 2014 and 2013 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Lodging net revenue:
Owned hotel rooms	$36,943	$33,566	10.1%
Managed condominium rooms	46,474	36,529	27.2%
Dining	31,016	22,146	40.1%
Transportation	19,489	17,570	10.9%
Golf	7,642	7,711	(0.9)%
Other	30,225	26,868	12.5%
	171,789	144,390	19.0%
Payroll cost reimbursements	7,905	8,495	(6.9)%
Total Lodging net revenue	$179,694	$152,885	17.5%
Lodging operating expense:
Labor and labor-related benefits	$76,841	$66,306	15.9%
General and administrative	24,900	21,814	14.1%
Other	53,700	45,440	18.2%
	155,441	133,560	16.4%
Reimbursed payroll costs	7,905	8,495	(6.9)%
Total Lodging operating expense	$163,346	$142,055	15.0%
Lodging Reported EBITDA	$16,348	$10,830	51.0%

Owned hotel statistics:
ADR	$218.30	$212.16	2.9%
RevPar	$141.33	$128.40	10.1%
Managed condominium statistics:
ADR	$366.41	$358.09	2.3%
RevPar	$111.82	$98.92	13.0%
Owned hotel and managed condominium statistics (combined):
ADR	$294.17	$287.46	2.3%
RevPar	$120.96	$107.75	12.3%

The Lodging segment ADR and RevPAR statistics presented above for the nine months ended April 30, 2014 exclude managed condominium rooms at Canyons (assumed in May 2013) which do not have comparable results for the nine months ended April 30, 2013.

Lodging Reported EBITDA includes $1.6 million and $1.4 million of stock-based compensation expense for the nine months ended April 30, 2014 and 2013, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the nine months ended April 30, 2014 increased $27.4 million, or 19.0%, as compared to the nine months ended April 30, 2013, including revenue of $15.7 million from the addition of Canyons. Excluding the impact of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $11.7 million, or 8.1%, primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation (discussed in the mountain section); an increase in revenue at our mountain resort properties from improved summer visitation; and increased group business at our Colorado resort properties. Additionally, revenue generated by GTLC for the three months ended October 31, 2013 was negatively impacted by the government shutdown in October 2013, which closed the resort early, and the closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $3.4 million, or 10.1%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. Owned room revenue was positively impacted by an increase in occupancy at our Colorado lodging properties, which revenue increased $3.3 million, resulting from an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and improved summer visitation. Revenue from managed condominium rooms increased $9.9 million, or 27.2%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 and was primarily attributable to $7.0 million of incremental revenue generated from managed condominium units at Canyons, an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation, as well as an increase in group business at our Colorado resort properties.

Dining revenue for the nine months ended April 30, 2014 increased $8.9 million, or 40.1%, as compared to the nine months ended April 30, 2013, primarily due to dining revenue of $7.0 million generated at Canyons, as well as increased dining revenue from our Vail and Breckenridge mountain resort properties and an increase in group business at our Keystone resort. Transportation revenue increased $1.9 million, or 10.9%, during the nine months ended April 30, 2014 compared to the same period in the prior year, primarily due to the increase in skier visitation at our Colorado resorts, which resulted in an increase in total passengers of 13.1%. Other revenue increased $3.4 million, or 12.5%, during the nine months ended April 30, 2014 compared to the same period in the prior year primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, increased spa revenue from our Colorado mountain properties and Canyons, increased employee housing revenue and an increase in revenue from our central reservations booking services, partially offset by a decrease in ancillary revenue at GTLC due to the early closure for the 2013 season as discussed above.

Operating expense (excluding reimbursed payroll costs) increased $21.9 million, or 16.4%, for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013. Labor and labor-related benefits increased $10.5 million, or 15.9%, resulting from labor costs associated with the addition of Canyons, higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $3.1 million, or 14.1%, due to an increase in expenses from our central reservations booking services, increased marketing and sales expenses. Other expense increased $8.3 million, or 18.2%, primarily due to expenses related to Canyons and higher variable operating costs associated with increased occupancy and volume, including higher food and beverage cost of sales, credit card fees, travel agent commissions, repairs and maintenance expense and other operating expenses.

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

Real Estate Segment

Three months ended April 30, 2014 compared to the three months ended April 30, 2013
Real Estate segment operating results for the three months ended April 30, 2014 and 2013 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Total Real Estate net revenue	$16,167	$13,840	16.8%
Real Estate operating expense:
Cost of sales (including sales commission)	13,815	11,350	21.7%
Other	4,630	5,646	(18.0)%
Total Real Estate operating expense	18,445	16,996	8.5%
Real Estate Reported EBITDA	$(2,278)	$(3,156)	27.8%
Real Estate Reported EBITDA includes $0.4 million and $0.3 million of stock-based compensation expense for the three months ended April 30, 2014 and 2013, respectively.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2014
Real Estate segment net revenue for the three months ended April 30, 2014 was driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.6 million of revenue with an average selling price of $3.2 million and an average price per square foot of $1,208) and five condominium units at One Ski Hill Place ($6.0 million of revenue with an average selling price of $1.2 million and an average price per square foot of $953). The average price per square foot of both of these projects is driven by their premier location and the comprehensive and exclusive amenities related to these projects. Real Estate net revenue also included $0.5 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended April 30, 2014 included cost of sales of $12.9 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $990) and five condominium units at One Ski Hill Place (average cost per square foot of $803). The cost per square foot for these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.9 million were incurred commensurate with revenue recognized. Other operating expense of $4.6 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Operating expense for the three months ended April 30, 2013 included cost of sales of $10.6 million resulting from the closing of seven condominium units at One Ski Hill Place (average cost per square foot of $729) and from the closing of two condominium units at The Ritz-Carlton Residences, Vail (cost per square foot of $992). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $5.6 million (including $0.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013
Real Estate segment operating results for the nine months ended April 30, 2014 and 2013 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2014	2013
Total Real Estate net revenue	$29,890	$39,937	(25.2)%
Real Estate operating expense:
Cost of sales (including sales commission)	24,922	33,585	(25.8)%
Other	10,760	15,764	(31.7)%
Total Real Estate operating expense	35,682	49,349	(27.7)%
Real Estate Reported EBITDA	$(5,792)	$(9,412)	38.5%
Real Estate Reported EBITDA includes $1.3 million and $1.1 million of stock-based compensation expense for the nine months ended April 30, 2014 and 2013, respectively.

Nine months ended April 30, 2014
Real Estate segment net revenue for the nine months ended April 30, 2014 was driven by the closing of five condominium units at The Ritz-Carlton Residences, Vail ($16.8 million of revenue with an average selling price per unit of $3.4 million and an average price per square foot of $1,213) and nine condominium units at One Ski Hill Place ($11.1 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $970). In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $1.3 million of rental revenue from placing unsold units into our rental program.

Operating expense for the nine months ended April 30, 2014 included cost of sales of $23.1 million primarily resulting from the closing of five condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $996) and nine condominium units at One Ski Hill Place (average cost per square foot of $816). Additionally, sales commissions of approximately $1.6 million were incurred commensurate with revenue recognized. Other operating expense of $10.8 million (including $1.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, other segment operating expense includes $3.5 million (recorded as a credit to other expense) for the recovery of project costs on previously sold units.

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

Operating expense for the nine months ended April 30, 2013 included cost of sales of $30.2 million resulting from the closing of ten condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $987) and ten condominium units at One Ski Hill Place (average cost per square foot of $751). Additionally, sales commissions of approximately $2.3 million were incurred commensurate with revenue recognized. Other operating expense of $15.8 million (including $1.1 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2014 increased $1.9 million and $7.1 million, respectively, compared to the same periods in the prior year, primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in the Canyons transaction and the acquisition of Urban ski areas.

Interest expense. Interest expense for the three and nine months ended April 30, 2014 increased $8.0 million and $23.5 million, respectively, compared to the same periods in the prior year, due to interest expense on the Canyons obligation recorded in conjunction with the Canyons transaction entered into in May 2013.

Income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2014 was 37.2% and 37.0%, respectively, compared to the effective tax rate provision for the three and nine months ended April 30, 2013 of 38.0% and 37.8%, respectively.  The interim period effective tax rate is primarily driven by the amount of anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, we recorded a $0.1 million and $0.3 million income tax benefit during the nine months ended April 30, 2014 and 2013, respectively, due to the reversal of income tax contingencies resulting from the expiration of the statute of limitations and other discrete items.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of net operating losses ("NOLs") relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the Internal Revenue Service ("IRS") completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner's disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS's decision disallowing the utilization of the NOLs was inappropriate.  The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment, and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been stayed pending on-going settlement discussions between the parties. We are also a party to two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for Tax Court proceedings has been continued pending on-going settlement discussions between the parties.

Since the legal proceedings surrounding the utilization of the NOLs have not been fully resolved, including a determination of the amount of refund and the possibility that the District Court's ruling may be appealed by the IRS, there remains considerable uncertainty of what portion, if any, of the NOLs will be realized, and, as such, we have not reflected any of the benefits of the utilization of the NOLs within our financial statements. However, the range of potential reversal of other long-term liabilities and accrued interest and penalties that would be recorded as a benefit to our income tax provision is between zero and $27.6 million.

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Mountain Reported EBITDA	$227,951	$194,330	$309,269	$279,971
Lodging Reported EBITDA	13,111	8,388	16,348	10,830
Resort Reported EBITDA	241,062	202,718	325,617	290,801
Real Estate Reported EBITDA	(2,278)	(3,156)	(5,792)	(9,412)
Total Reported EBITDA	238,784	199,562	319,825	281,389
Depreciation and amortization	(35,588)	(33,730)	(105,948)	(98,827)
Gain (loss) on disposal of fixed assets, net	634	(224)	(839)	(757)
Investment income, net	124	153	289	306
Interest expense	(16,408)	(8,359)	(48,745)	(25,268)
Income before provision for income taxes	187,546	157,402	164,582	156,843
Provision for income taxes	(69,680)	(59,814)	(60,953)	(59,329)
Net income	117,866	97,588	103,629	97,514
Net loss attributable to noncontrolling interests	80	52	204	97
Net income attributable to Vail Resorts, Inc.	$117,946	$97,640	$103,833	$97,611
The following table reconciles Net Debt to long-term debt (in thousands):

	April 30,
	2014	2013
Long-term debt	$799,223	$489,240
Long-term debt due within one year	879	518
Total debt	800,102	489,758
Less: cash and cash equivalents	307,431	237,735
Net Debt	$492,671	$252,023
LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our ski resorts/areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. In total, we generated $168.8 million and $191.7 million of cash during the nine months ended April 30, 2014 and 2013, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $307.4 million of cash and cash equivalents at April 30, 2014, we had available $333.3 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.7 million). We expect that our liquidity needs in the near term will be met by continued utilization of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2019, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013
We generated $306.2 million of cash from operating activities during the nine months ended April 30, 2014, an increase of $14.9 million compared to $291.3 million of cash generated during the nine months ended April 30, 2013. The increase in operating cash flows was primarily the result of improved Mountain and Lodging segment operating results for the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, partially offset by a decrease in proceeds from real estate closings that occurred in the nine months ended April 30, 2014, which generated $28.0 million in proceeds (net of sales commissions and deposits previously received) compared to $35.0 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the nine months ended April 30, 2013, and a decrease in accounts payable of $8.5 million.

Cash used in investing activities for the nine months ended April 30, 2014 increased by $22.6 million compared to the nine months ended April 30, 2013, primarily due to a $42.6 million increase in resort capital expenditures during the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013, partially offset by the acquisition of the Urban ski areas for a combined $20.0 million during the nine months ended April 30, 2013.

Cash used in financing activities increased $15.1 million during the nine months ended April 30, 2014, compared to the nine months ended April 30, 2013, primarily due to an increase in the payment of cash dividends on common stock of $9.1 million, payments for commitments in conjunction with the Canyons transaction of $2.8 million, payment of financing costs associated with the amended and restated Credit Agreement of $2.0 million, and a decrease in proceeds from the exercise of stock options and tax benefits recognized on the exercise and vesting of stock awards of $1.6 million.

Significant Uses of Cash
Our cash uses currently include providing for working capital needs and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current capital expenditure levels will primarily include investments that allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our ski resorts/areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2014, which includes approximately $5 million of capital expenditures for summer-related activities. Included in these capital expenditures is approximately $48 million to $53 million of maintenance capital expenditures, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $12 million was spent for capital expenditures in calendar year 2014 as of April 30, 2014, leaving approximately $73 million to $83 million to spend in the remainder of calendar year 2014. Discretionary expenditures for calendar year 2014 include, among other projects, replacement of the existing Centennial Express Lift at Beaver Creek with a new high speed, state-of-the-art combination gondola and chairlift, replacement of the existing Colorado Lift at Breckenridge with a new 6-passenger chairlift, and room renovations at The Lodge at Vail, an owned RockResort lodging property. We currently plan to utilize cash on hand, cash flow generated from future operations and/or borrowings available under our Credit Agreement to provide the cash necessary to implement our capital plans.

In May 2013, we entered into a lease and ancillary transaction documents with Talisker pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of the consumer price index ("CPI") less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by us. As a result of this transaction, we have a long-term debt obligation (including capital lease obligations) of $310.9 million as of April 30, 2014.

Principal payments on the vast majority of our long-term debt ($798.4 million of the total $800.1 million debt outstanding as of April 30, 2014) are not due until fiscal 2019 and beyond. As of April 30, 2014 and 2013, total long-term debt (including long-term debt due within one year) was $800.1 million and $489.8 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $252.0 million as of April 30, 2013 to $492.7 million as of April 30, 2014, primarily due to the financing of the Canyons transaction, partially offset by an increase in cash and cash equivalents. Additionally, on June 5, 2014, we submitted a redemption notice to the trustee for our 6.50% Notes to redeem $175.0 million of the 6.50% Notes.  As a result, we expect to incur an early redemption premium of 4.875%, or approximately $8.5 million, for the portion of the principal redeemed.  We currently anticipate to utilize cash on hand for the redemption of principal and payment of the early redemption premium. Upon completion of the partial redemption, $215.0 million of the 6.50% Notes will remain outstanding.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of April 30, 2014. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, as stated above, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the nine months ended April 30, 2014, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through April 30, 2014, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program are expected to be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to $0.4150 per share (or approximately $15.0 million quarterly based upon shares outstanding as of April 30, 2014), commencing with the cash dividend payable on April 16, 2014 to stockholders of record as of April 1, 2014. During the nine months ended April 30, 2014, the Company paid a cash dividend of $0.83 per share ($30.0 million in the aggregate). This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2014. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2014. However, there can be no assurance that we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	our ability to grow our resort and real estate operations;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	further adverse changes in real estate markets;

•	continued volatility in credit markets;

•	our ability to obtain financing on terms acceptable to us to finance our future real estate development, capital expenditures and growth strategy;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	demand for planned summer activities and our ability to successfully obtain necessary approvals and construct the planned improvements;

•	adverse consequences of current or future legal claims;

•	our ability to hire and retain a sufficient seasonal workforce;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	negative publicity which diminishes the value of our brands;

•	our ability to integrate and successfully realize anticipated benefits from the lease of Canyons operations or future acquisitions;

•	the ultimate outcome of litigation regarding the ski terrain of Park City Mountain Resort;

•	adverse consequences on lease payment obligations for Canyons due to increases in the consumer price index, or CPI;

•	our ability to realize the anticipated tax benefits from Canyons transaction; and

•	implications arising from new Financial Accounting Standards Board (“FASB”)/governmental legislation, rulings or interpretations.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in this Form 10-Q and in Part I, Item 1A “Risk Factors” of the Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2014, we had $52.6 million of variable rate indebtedness, representing approximately 6.6% of our total debt outstanding, at an average interest rate during both the three and nine months ended April 30, 2014 of 0.2%. Based on variable-rate borrowings outstanding as of April 30, 2014, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Internal Revenue Service Litigation
On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment, and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been continued pending on-going settlement discussions between the parties.
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
PCMR Litigation
On May 29, 2013, in connection with our lease for Canyons Resort, we also assumed control over Talisker's ongoing litigation with the current Park City Mountain Resort ("PCMR") operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of PCMR (the "PCMR litigation"). If the PCMR litigation ultimately concludes with a finding that the leases are not valid, the land under the ski terrain of PCMR previously subject to those leases can become subject to our existing lease for Canyons Resort. If the PCMR litigation ultimately concludes with a finding that the leases are valid, we will be entitled to receive from the landlord the rent payments it receives from the current PCMR operator until such time as the current PCMR operator's lease has ended and the ski terrain under PCMR is then included in our lease.
The PCMR litigation was instituted on March 9, 2012, in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, "GPCC") against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, "TLH"). GPCC filed the PCMR litigation seeking, among other things, a declaration from the court that they had properly extended the leases or that the leases have not expired based on theories of waiver or equitable estoppel. In the alternative, GPCC seeks damages caused by TLH's alleged failure to disclose to GPCC until December 2011 that the leases had expired.
On September 18, 2013, the Court granted GPCC's motion to amend to add our subsidiary, VR CPC Holdings, Inc., as a defendant, and to add claims based upon provisions in the leases which prohibit the sale of portions of the land covered by the leases which are improved and grant PCMR a right of first refusal on sales by the landlord of portions of the land covered by the leases which are not improved. PCMR claimed that these provisions may have been triggered by our transaction with Talisker and/or by another transaction in which Talisker was involved with a party named Flera.
On May 21, 2014, the Court granted summary judgment to TLH dismissing GPCC’s claims that the leases were extended finding, as a matter of law, that GPCC’s leases expired, by their terms, as of April 30, 2011. The Court also granted summary judgment to TLH, dismissing GPCC’s claims that the Vail and Flera transactions violated the prohibition on sale and right of first refusal provisions set forth in the leases. The Court also granted summary judgment to TLH on GPCC’s claim for damages based on an alleged fraudulent failure by TLH to disclose to GPCC prior to December 2011 that the leases had expired, but denied summary judgment to TLH on GPCC’s claim based on an alleged negligent failure to disclose and stated that claim should proceed to trial. GPCC seeks approximately $7.0 million in damages on the nondisclosure claim. TLH intends to vigorously defend against this claim. GPCC has stated in the press that it intends to appeal the Court’s ruling.
TLH has three counterclaims pending against GPCC: (1) for rents due and owing since the leases expired on April 30, 2011; (2) for unlawful detainer, as a result of GPCC remaining on the premises after being served with a notice to quit on August 28, 2013, which includes the possibility of an award of treble damages and attorneys’ fees; and (3) for unjust enrichment, as an alternative remedy to TLH’s claim for back rent. Fact discovery with respect to all claims closed on January 17, 2014.
There is no trial date currently set on the remaining claims or counterclaims. On March 14, 2014, TLH filed a motion for partial summary judgment on its unlawful detainer claim, asking the Court to find that GPCC is no longer in lawful possession of the land and to enter an order of restitution, returning possession to TLH. On May 21, 2014, the Court set a hearing for June 19, 2014, regarding that motion.

ITEM 1A. RISK FACTORS.
There have been no material changes from those risk factors previously disclosed in Item 1A to Part I of our Form 10-K.

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

10.1
Sixth Amended and Restated Credit Agreement, dated as of March 13, 2014, among Vail Holdings, Inc., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BBVA Compass, as documentation agent, Merrill Lynch Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, Wells Fargo Securities, LLC, as joint lead arranger, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on March 18, 2014)(File No. 001-09614).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	24

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	25

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2014, July 31, 2013, and April 30, 2013; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2014 and April 30, 2013; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2014 and April 30, 2013; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2014 and April 30, 2013; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 5, 2014	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2014	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)