Form 10-K
period 2014-07-31
VAIL RESORTS INC
filed 2014-09-24
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014

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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $68.15 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,441,712,957.
As of September 17, 2014, 36,218,867 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2014 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	risks related to federal, state and local government laws, rules and regulations;

•	risks related to our reliance on information technology;

•	our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including from the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses or future acquisitions;

•	our ability to realize anticipated financial benefits from Canyons or PCMR;

•	impairments or write downs of our assets;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.
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

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 77%, 19% and 4%, respectively, of our net revenue for our fiscal year ended July 31, 2014 (“Fiscal 2014”).

In Fiscal 2014 our Mountain segment operated eight world-class mountain resort properties and two urban ski areas as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to our mountain resorts, certain National Park Service ("NPS") concessionaire properties including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park; Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and mountain resort golf courses. Collectively, the Mountain and Lodging segments are considered the Resort segment. Our Real Estate segment owns and develops real estate in and around our resort communities.

Park City Mountain Resort Acquisition
On September 11, 2014, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “PCMR Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort ("PCMR") in Park City, Utah. The cash purchase price was $182.5 million, subject to certain post-closing adjustments. As provided under the Purchase Agreement, we acquired the property, assets and operations that includes the ski area and related amenities of PCMR, from PCMR Sellers and leased certain realty, acquired certain assets, and assumed certain liabilities of PCMR Sellers relating to PCMR. In addition to the Purchase Agreement, the parties entered into ancillary transaction documents, including an agreement that settled all ongoing litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of PCMR. The following discussion of our business excludes the recent acquisition of PCMR. For additional information, see Note 19, Subsequent Event, of the Notes to Consolidated Financial Statements.

For financial information and other information about the Company’s segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” below.

Mountain Segment

Our portfolio of world-class mountain resorts and urban ski areas includes:

•
Vail Mountain (“Vail Mountain”) - the single most visited mountain resort in the United States for the 2013/2014 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort's rustic Blue Sky Basin.

•
Breckenridge Ski Resort (“Breckenridge”) - the second most visited mountain resort in the United States for the 2013/2014 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including the recent addition of Peak 6 which provides access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks. The Town of Breckenridge is well known for its historic town and vibrant nightlife.

•
Keystone Resort (“Keystone”) - the third most visited mountain resort in the United States for the 2013/2014 ski season and home to the highly renowned A51 Terrain Park as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the sixth most visited mountain resort in the United States for the 2013/2014 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children's ski school program focused on providing a first-class experience with unique amenities such as a dedicated children's gondola. Beaver Creek also annually hosts the only North American men's World Cup downhill races, and with Vail Mountain will host the 2015 FIS World Alpine Ski Championships.

•
Heavenly Mountain Resort (“Heavenly”) - located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada, offers unique and spectacular views of Lake Tahoe and boasts the largest snowmaking capacity in the Lake Tahoe region. Heavenly offers great nightlife including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - the premier luxury mountain resort destination near Lake Tahoe and offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.

•
Canyons Resort ("Canyons") - the largest mountain resort in Utah offering over 4,000 skiable acres and features a modern base area located less than 35 miles from the Salt Lake City International Airport and adjacent to the historic downtown of Park City with all of its distinctive restaurants and nightlife. The resort offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

•
Park City Mountain Resort ("PCMR") - acquired on September 11, 2014, PCMR is located in the heart of historic Park City, Utah, one the country's great ski destinations. PCMR offers terrain for every type of skier and snowboarder on over 3,300 acres including manicured groomers, bowls and some of the industry's most progressive terrain parks and half pipes.  PCMR’s location gives easy access to outstanding lodging, dining and shopping in the vibrant town of Park City.

•
Kirkwood Mountain Resort (“Kirkwood”) - located southwest of Lake Tahoe and offers a unique location atop the Sierra Crest. Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

•
Urban Ski Areas - Afton Alps Ski Area ("Afton Alps") is the largest ski area near a major city in the Midwest (33 miles from the Minneapolis/St. Paul metropolitan area) and offers 48 trails on 300 skiable acres, with night skiing, riding and tubing. Mount Brighton Ski Area ("Mt. Brighton") is located 43 miles from Detroit and offers 26 trails on 130 skiable acres offering night skiing and riding. Both Afton Alps and Mt. Brighton underwent transformative upgrades for the 2013/2014 ski season to enhance the ski and base area experience for skiers and riders in each market.

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

Our Mountain segment derives revenue through the sale of lift tickets and season passes as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other winter and summer recreational activities. In addition to providing extensive guest amenities, we also lease some of our owned and leased commercial space to third party operators to add unique restaurants and retail stores to the mix of amenities at the base of our resorts.

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 470 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day, and includes both paid and complimentary access. During the 2013/2014 ski season, combined skier visits for all ski areas in the United States were approximately 56.5 million and all North American skier visits were approximately 74.5 million. Our mountain resorts and urban ski areas had approximately 7.7 million skier visits during the 2013/2014 ski season, or approximately 13.6% of United

States skier visits, and an approximate 10.3% share of the North American skier visits. Our largest presence is in the Colorado and Lake Tahoe regions.

Our Colorado mountain resorts appeal to both day skiers and destination guests due to the resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas), accessibility from several airports, including Denver International Airport and Eagle County Airport, and the wide range of amenities available at each resort. Colorado has 29 ski areas, six of which are considered “Front Range Destination Resorts,” including all of our Colorado resorts, catering to both the Colorado Front Range and destination-skiers. All Colorado mountain resorts combined recorded approximately 12.7 million skier visits for the 2013/2014 ski season with skier visits at our Colorado mountain resorts totaling 5.5 million, or approximately 43.2% of all Colorado skier visits for the 2013/2014 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entirety of California and making it a convenient destination for both day skiers and destination guests. Heavenly located near the South Shore of Lake Tahoe, Northstar, located near the North Shore of Lake Tahoe, and Kirkwood, located about 35 miles southwest of South Lake Tahoe are popular year-round vacation destinations, featuring outstanding winter sports offerings and extensive summer attractions. Heavenly, Northstar and Kirkwood are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada have 31 ski areas. Our Lake Tahoe resorts had 1.4 million skier visits for the 2013/2014 ski season, capturing approximately 29.4% of California's and Nevada's approximately 4.9 million total skier visits for the 2013/2014 ski season.

Competition

There is limited opportunity for development of new ski areas due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new major resorts in North America for more than 30 years, which has and should continue to allow the best positioned resorts, including all of our resorts, to capture a majority of future industry growth. Our resorts compete with other major destination mountain resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest and Southwest, and other destination ski areas worldwide and non-ski related vacation options and destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the seven best seasons occurring in the past 10 years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier. Better capitalized mountain resorts, including our mountain resorts, are expanding their offerings as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain, on-mountain dining venues as well as amenities at the base areas of the resorts, including dining, retail and lodging, all of which are aimed at increasing guest visitation and revenue per skier visit.

Our premier resorts and business model differentiate our company from the rest of the ski industry. We have iconic, branded mountain resorts in three important ski destinations in Colorado, Lake Tahoe and Utah. Through our sales of season passes, we provide our guests with a strong value proposition, in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe that we invest in more capital improvements than our competitors and that we can also create synergies by operating multiple resorts, thus enhancing our profitability. Additionally, all of our mountain resorts, with the exception of Kirkwood, typically rank in the 25 most visited ski resorts in the United States, and most of our mountain resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our resorts' ability to provide a high-quality experience.

Summer tourism in Colorado and Lake Tahoe exceeds winter tourism which provides for a strong summer business opportunity. Our mountain resorts offer non-ski related attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip line tours, challenge ropes courses, alpine slide and coaster, children's activities and other recreational activities. In the fall of 2011, the Ski Area Recreational Opportunities Enhancement Act was enacted into law which will allow our mountain resorts on Forest Service land to offer more summer-season recreational opportunities. We have a comprehensive summer activities plan for Vail Mountain, Breckenridge, and Heavenly, which will include a number of new activities, including zip lines, challenge ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers. Included in the first phase of the plan at Vail Mountain are two challenge ropes courses and zip lines which were completed and operational in the summer of 2013. Additionally, zip lines were completed and operational during Fiscal 2014 at Breckenridge and Heavenly.

Smaller scale improvements are planned for Beaver Creek, Keystone and Northstar. We believe these new activities are already popular with summer travelers and will introduce a new guest demographic to our mountain resorts.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2013/2014 (the “Kottke Survey”) and other industry publications.

All of our mountain resorts maintain the distinction of competing effectively as both market leaders and quality leaders. The following factors contribute directly to each resort's success:

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

We systematically upgrade our lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed several high-speed chairlifts and gondolas across our mountain resorts, including a new high-speed, six-person chairlift and a new four-person chairlift to access the brand new Peak 6 area in Breckenridge; a new high-speed, six-person chairlift at Vail; a state-of-the-art ten passenger gondola at Vail; a four-passenger high-speed chairlift servicing Vail Mountain's back bowls; and high-speed chairlifts at both Beaver Creek and Northstar. Additionally, for the 2014/2015 ski season we expect to have installed a new high-speed, state-of-the-art combination gondola and chairlift to replace the existing Centennial Express Lift at Beaver Creek and a new high-speed, six-person chairlift to replace the existing Colorado SuperChair at Breckenridge which is the primary chairlift serving the critical Peak 8 base area.

•	Terrain Parks

Our mountain resorts and urban ski areas are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders. Each of our mountain resorts has multiple terrain parks that include progressively-challenging features. These park structures, coupled with freestyle ski school programs, promote systematic learning from basic to professional skills.

Extraordinary service and amenities --

•	Commitment to the Guest Experience

Our mission is to provide quality service at every level of the guest experience. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, in-house travel center and through our comprehensive websites to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and travel arrangements. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer focused environment. In addition, we offer guests what we believe is the industry leading EpicMix application. EpicMix is an online and mobile application that, through radio frequency technology, captures a guest's activity on the mountain (e.g. number of ski days, vertical feet skied, and chairlift activity) and allows a guest to share his or her experience and accomplishments with family and friends on social networks. Since the initial launch of our EpicMix technology, we have expanded the offering to include:

•	EpicMix Photo - EpicMix Photo provides professional photos and allows guests to take and share photos on social networks;

•
EpicMix Racing - EpicMix Racing allows our guests a new way to experience ski racing at our mountain resorts/ ski areas and compare their race times to ski racing great, Lindsey Vonn, as well as compete against racers from all over our mountain resorts/ski areas and track and share all of their accomplishments; and

•
EpicMix Academy - EpicMix Academy allows our ski school instructors to certify the attainment of certain skills and ski levels for any of the students in their classes and allows students to earn permanent recognition and review their accomplishments.

We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our mountain resorts and urban ski areas that are marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“In-state”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our resorts before the season begins. As such, our season pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests leading to greater revenue stability, and allows us to capture valuable guest data. Additionally, our season pass customers typically ski more days each season than those guests who do not buy season passes which leads to additional ancillary spending. Season pass products generated approximately 40% of our total lift revenue for the 2013/2014 ski season. In addition, our season pass products attract new guests to our mountain resorts and urban ski areas. Sales of season pass products are a key component of our overall Mountain segment revenue and helps create strong synergies among our mountain resorts. Our season pass products range from providing access to one or a combination of our mountain resorts and urban ski areas to our Epic Pass which provides unrestricted access to all our mountain resorts and urban ski areas. For the 2014/2015 ski season, we are providing, among others, the following season pass product options to our guests:

•	Epic Pass - The Epic Pass provides unlimited and unrestricted access to all of our mountain resorts and urban ski areas, as well as access to mountain resorts in France, Switzerland and Japan;

•
Epic Local Pass - The Epic Local Pass provides unlimited, unrestricted skiing or riding at Breckenridge, Keystone, Afton Alps, Mt. Brighton and Arapahoe Basin with limited restrictions at Canyons, Heavenly, Northstar and Kirkwood; it also includes a total of ten days at Vail and Beaver Creek with holiday restrictions;

•
Epic 7-Day - The Epic 7-Day provides a total of seven unrestricted days valid at Vail, Beaver Creek, Breckenridge, Keystone, Canyons, Heavenly, Northstar, Kirkwood and Arapahoe Basin, plus seven free days at Afton Alps or Mt. Brighton;

•	Summit Value Pass - The Summit Value Pass provides unlimited skiing or riding at Keystone and Arapahoe Basin with limited restrictions at Breckenridge;

•	Tahoe Local Pass - The Tahoe Local Pass provides unlimited skiing or riding at Heavenly, Northstar and Kirkwood, with limited holiday restrictions; and

•	Tahoe Value Pass - The Tahoe Value Pass provides access to Heavenly, Kirkwood and Northstar with limited restrictions.

•	Premier Ski Schools

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

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities including snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, hiking, 4x4 Jeep tours, zip lines, children's activities, challenge ropes courses, and an alpine slide and an alpine coaster.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 129 dining venues at our eight mountain resorts and two urban ski areas.

•	Retail/Rental

We have approximately 185 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment. In addition to providing a major retail/rental presence at each of our mountain resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado, California and Utah ski resorts, as well as the San Francisco Bay Area, Salt Lake City, Minneapolis and Appleton, Wisconsin. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer prime venues for selling our season pass products.

•	Urban Ski Areas

To further promote our season pass products and create a stronger connection between key skier markets and our iconic destination mountain resorts in Colorado, Lake Tahoe and Utah, we acquired two urban ski areas in the Midwest in December 2012. We operate Afton Alps in Minnesota and Mt. Brighton in Michigan which serve major snow sports markets in the Midwest with more than 468,000 active skiers and snowboarders in the nearby Minneapolis-St. Paul and Detroit metropolitan areas. Prior to the start of the 2013/2014 ski season, we invested approximately $20 million at these ski areas to significantly enhance the ski and ride experience. We improved snowmaking capabilities that extended the length of each ski area's season, created state-of-the-art terrain parks with extensive new features, replaced and improved lifts, renovated base area dining and skier service facilities and added our signature EpicMix technology to personalize the guest experience.

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

Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world's greatest natural environments, and we are compelled to care for and conserve them. Through our sustainability program, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profits. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. One of the most encompassing programs is our commitment to energy reduction. After reaching an initial goal to reduce our energy consumption by 10%, we have set a new goal of another 10% reduction by 2020. In addition, we demonstrate our commitment to forest health with several partnerships that help raise resources for local environmental programs, including the National Forest Foundation, The Tahoe Fund and Mountain Trails Foundation in Park City. We also boast an extensive on-mountain recycling program, with a goal to divert over 50% of our waste by the end of calendar year 2015, and through our "Water on the Rocks" program, have reduced 50% of plastic water bottles used in our hotel rooms. Lastly, our charitable giving focuses on supporting education and youth programs, encouraging innovation in and implementation of environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Accessibility from major metropolitan areas--

Our mountain resorts and urban ski areas are well located and easily accessible by both Destination and In-State guests.

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

Afton Alps and Mt. Brighton are located within 50 miles of Minneapolis/St. Paul and Detroit, respectively. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including for popular night skiing, or on the weekends. Additionally, both cities offer major airports with routine direct flights to Denver, San Francisco and Salt Lake City.

Marketing and Sales

We promote our resorts through targeted marketing and sales programs, which include customer relationship marketing ("CRM") to targeted audiences, promotional programs, digital marketing (including social, search and display), loyalty programs that reward frequent guests and traditional media advertising where appropriate (e.g. targeted print, TV, radio).  Additionally, our resorts and the snowsports industry are frequently featured through our OnTheSnow.com and Skiinfo.com websites, which are two of the world's most visited online snowsports portals.  We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits.  We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season beginning in mid-November and running through mid-April. In an effort to partially counterbalance the concentration of revenue in the winter months, we offer non-ski related activities such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip lines, challenge ropes courses, an alpine slide and coaster, children's activities and other recreational activities such as golf (included in the operations of the Lodging segment). These activities also help attract destination conference and group business to our resorts. Additionally, we have a comprehensive summer activities plan for Epic Discovery, a Summer Mountain Adventure, which will initially be introduced at Vail Mountain, Breckenridge, and Heavenly, and will include a number of new activities, including zip lines, challenge ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers. Included in the first phase of the plan at Vail Mountain are two challenge ropes courses and zip lines which were completed and operational in the summer of 2013. Additionally, zip lines were completed and operational during Fiscal 2014 at Breckenridge and Heavenly. Smaller scale improvements are planned for Beaver Creek, Keystone and Northstar.

Lodging Segment

Our Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of six properties, including four Company-owned hotels and two managed resort properties with locations in Colorado and Jamaica;

•
Five additional Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge, Austria Haus Hotel, Grand Summit Hotel, Silverado Lodge, Sundial Lodge and condominium management operations, which are in and around our mountain resorts in the Colorado, Lake Tahoe and Park City, Utah regions;

•
Two NPS concessionaire properties - GTLC, a summer destination resort with three resort properties in the Grand Teton National Park, and Headwaters Lodge & Cabins at Flagg Ranch (“Flagg Ranch”) located between Yellowstone National Park and Grand Teton National Park;

•	CME -- a resort ground transportation company in Colorado; and

•	Five Company-owned mountain resort golf courses in Colorado, one in Wyoming and one operated in Lake Tahoe, California.

The Lodging segment currently includes approximately 4,900 owned and managed hotel and condominium rooms. Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and properties currently includes:

Name	Location	Own/Manage	Rooms
RockResorts:
The Lodge at Vail	Vail, CO	Own	166*
The Arrabelle at Vail Square	Vail, CO	Own	81*
The Pines Lodge	Beaver Creek, CO	Own	71*
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47*
Half Moon	Rose Hall, Jamaica	Manage	398
One Ski Hill Place	Breckenridge, CO	Manage	61**

Other Hotels and Properties:
DoubleTree by Hilton Breckenridge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Headwaters Lodge & Cabins at Flagg Ranch	Moran, WY	Concessionaire Contract	92
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	342
Mountain Thunder Lodge	Breckenridge, CO	Manage	90
Crystal Peak Lodge	Breckenridge, CO	Manage	26
The Ritz-Carlton Residences, Vail	Vail, CO	Manage	45**
Austria Haus Hotel	Vail, CO	Manage	25
Grand Summit Hotel	Park City, UT	Manage	287
Silverado Lodge	Park City, UT	Manage	140
Sundial Lodge	Park City, UT	Manage	110
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
In addition to our portfolio of owned or managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, CME, which represents the first point of contact with many of our guests when they arrive by air to Colorado. CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for ski and snowboard and other mountain resort experiences. CME offers four primary types of services, including; door-to-door shuttle business, point-to-point shuttle business with centralized drop-off at transportation hubs, private chartered vans and premier luxury charter vehicles. The vehicle fleet consists of approximately 242 vans and luxury SUVs, and transported approximately 377,000 resort guests in Fiscal 2014.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts' hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 673,000 rooms at approximately 1,900 properties in the United States as of July 2014. For Fiscal 2014, our owned hotels, which include a combination of certain RockResort hotels, as well as other hotels in proximity to our mountain resorts, had an overall ADR of $211.18, a paid occupancy rate of 63.7% and revenue per available room (“RevPAR”) of $134.60, as compared to the upper upscale segment's ADR of $165.47, a paid occupancy rate of 72.9% and RevPAR of $120.68. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

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

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains, which has resulted in five of our RockResort properties being recognized with the TripAdvisor 2014 Certificate of Excellence.

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

•
We have a central reservations system that leverages off of our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts.

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects completed over the past several years include extensive refurbishments and upgrades to the DoubleTree by Hilton Breckenridge, pool and restaurant (Elway's) upgrades to The Lodge at Vail, guest room renovations at the Keystone Lodge, a restaurant renovation at The Arrabelle at Vail Square and guest room upgrades at The Pines Lodge. Additionally, renovations of guest rooms at The Lodge at Vail are currently underway and are expected to be completed for the 2014/2015 ski season.

National Park Concessionaire Properties

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the NPS. We also own Flagg Ranch, which is located in Moran, Wyoming and is centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the "Parkway"), which operates under a 15-year concessionaire agreement (that expires October 31, 2026) with the NPS. GTLC also owns Jackson Hole Golf & Tennis Club ("JHG&TC"), which is located outside of the Grand Teton National Park near Jackson, Wyoming. GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May to mid-October.

There are 401 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 401 areas, 59 are classified as National Parks. While there are more than 600 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar 2013, areas designated as National Parks received approximately 63.5 million recreation visits. The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.7 million recreation visits during calendar 2013, or approximately 4.3% of total National Park recreation visits. Four full service concessionaires provide accommodations within the Grand Teton National Park, including GTLC. GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

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

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations). We actively promote our extensive conference facilities and have added more off-season activities to help offset the seasonality of our lodging business. We operate seven golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC near Jackson, Wyoming, The Northstar Resort Golf Course and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort. In 2014, The Tom Fazio course at Red Sky Ranch was ranked number 45 out of the Top 100 Resort Courses by Golfweek Magazine, the Greg Norman course at Red Sky Ranch was featured in the Top 200 Courses in the United States by Golfweek Magazine.

Real Estate Segment

We have extensive holdings of real property at our mountain resorts throughout Summit and Eagle Counties in Colorado. Our real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, include planning, oversight, infrastructure improvement, development, marketing and sale of our real property holdings. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments by (1) creating additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience and expand our destination bed base; (2) controlling the architectural themes of our resorts; and (3) expanding our property management and commercial leasing operations.

Currently, VRDC's principal activities include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to evaluate the launch of future projects with a more favorable economic environment.

Our completed projects include The Ritz-Carlton Residences, Vail, One Ski Hill Place in Breckenridge, the Arrabelle at Vail Square, Vail's Front Door, Crystal Peak Lodge at Breckenridge, and Gore Creek Place in Vail's Lionshead Village. We attempt to mitigate the risk associated with vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any direct third party financing).

Employees

At fiscal year end, through certain operating subsidiaries, we employed approximately 4,700 year-round employees and during the height of our operating season we employ approximately 17,900 seasonal employees. In addition, we employ approximately 300 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider employee relations to be good.

Intellectual Property

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property as an important element of our success. We seek to establish and maintain our proprietary rights in our business operations and technology through the use of trademarks and trade secret laws. We file applications for and obtain trademarks, copyrights and patents in the United States. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our mountain resorts and urban ski areas, lodging properties and services. We have a significant number of trademarks, service marks, trade names, logos and pending registrations, and seek to register and protect our trademarks, service marks, trade names and logos, which we believe have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality.

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the USDA Forest Service (the “Forest Service”) to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan ("MDP") for each ski area that is granted a SUP. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service's authority to approve facilities primarily for year-round recreation.

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

Master Development Plans

All improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a MDP. MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable law and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications and compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for Vail Mountain, Beaver Creek, Keystone, Breckenridge, Heavenly, and Kirkwood from time to time.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado mountain resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit Land and Resources Management Plan (the “Lake Tahoe Forest Plan”), which was adopted in 1988. The Forest Service is currently in the process of amending the Lake Tahoe Forest Plan. A draft decision adopting a new Lake Tahoe Basin Management Unit Forest Plan has been released and the Forest Service is working through a formal objection process before finalizing the new Forest Plan, which we expect will occur before the end of 2014. At Kirkwood, operational and development activities on National Forest System lands are subject to the Eldorado National Forest Land and Resources Management Plan (the “Eldorado Forest Plan”), which was adopted in 1989.

When approving our application for development, area expansion and other activities on National Forest System lands, the Forest Service must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in Federal court if a party, with standing, challenges a Forest Service decision that applies the requirements of a Forest Plan at one of our six National Forest System lands mountain resorts.

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

Local Land Use Regulations

In addition to Federal and environmental regulations, each resort is subject to and must comply with state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances, wildlife regulations, and water and air quality restrictions. Specific land use regulations for each resort are discussed in more detail in the following sections.

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

On August 21, 2012, we received Forest Service approval, in the form of a Record of Decision, of our proposal to develop a portion of Peak 6, which adjoins the Breckenridge Ski Area to the north. A subsequent administrative appeal affirmed the Forest Service's approval. The project was initially proposed in January 2008 and was under Forest Service review from then until approval in August 2012. Construction on the Peak 6 development was completed before the 2013/2014 ski season and the terrain was open to the public on December 25, 2013.

In March 2014, we received approval from the Forest Service to replace the Colorado Super Chair with a six-person chairlift.  As this chairlift is located on both National Forest System lands and private lands within the Town of Breckenridge, approval was pursuant to a Forest Service Categorical Exclusion and Class C permit from the Town of Breckenridge. Work started June 2014 and is scheduled to be completed for the 2014/2015 ski season.

Keystone Regulatory Matters

In September 2009, the Forest Service accepted the updated Keystone MDP which contemplates, among other things, ski area expansion, construction of new lifts, trails and snowmaking systems, and construction or redevelopment of skier buildings and other facilities. In March 2013 we submitted an addendum to the MDP to address our conceptual plans for the addition of year-round improvements, approved by the Enhancement Act, which was conditionally accepted by the Forest Service in early June 2013. Final acceptance is anticipated by the end of 2014.

We submitted to the Forest Service an amended project proposal under the updated Keystone MDP in June 2011. The project proposal focuses primarily on the “front side” of the mountain and includes new mountain bike trails, terrain modifications, lift improvements, skier service facilities, dining facilities and infrastructure improvements. The Forest Service finalized the Environmental Assessment and issued a decision notice approving a revised list of projects in April 2014.

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

In July 2012, we submitted to the Forest Service a project proposal under a Categorical Exclusion for construction of capital projects under our Epic Discovery plan. Two challenge ropes courses and zip lines were approved and construction was completed in August 2013. A kid’s zip line and kid’s challenge course were also approved and construction was complete in July 2014.

In addition, in July 2012 we submitted a project proposal to the Forest Service to develop a larger, more comprehensive program of summer activities and environmental education opportunities, including horse, bike and hiking trails, a new deck at Eagles Nest, two canopy tours, two lookout towers, and two “Forest Flyers”. The Forest Service is currently preparing an EIS analyzing the proposal. We anticipate a decision by fall of 2014.

In December 2012, we submitted a proposal to the Forest Service for the replacement of Chair 4 with a high speed detachable six-person chairlift, which was accepted and approved by the Forest Service. The lift was built during summer 2013 and was operational for the 2013/2014 ski season.

In June 2014, a proposal to expand racing and training terrain on Golden Peak was submitted to the Forest Service. We expect the Forest Service to accept the proposal for NEPA review by fall of 2014.

Beaver Creek Regulatory Matters

The Beaver Creek MDP was accepted by the Forest Service in October 2010. Included in the submitted Beaver Creek MDP, among other things, was certain chairlift and snowmaking upgrades and adjustments to visitor capacity parameters in light of prior lift and trail upgrades contemplated in the MDP.

Also in October 2010, we submitted a project proposal for ski area upgrades required in connection with the 2015 FIS World Alpine Ski Championships, to be held in Beaver Creek and Vail Mountain. Upgrades include trail widening and grading, new finish arena facilities, replacement of Red Tail Camp, snowmaking and related infrastructure. The proposal was accepted by the Forest Service, which completed an EIS in May 2012 and issued a Record of Decision approving the project as proposed in early July 2012. Trail construction, widening and snowmaking were completed in 2012. Construction of Red Tail Camp and a new restaurant water tank and system was completed and operational for the 2013/2014 ski season.

We are currently evaluating a proposal to locate summer activities including a Forest Flyer on Forest Service land in the area around Spruce Saddle, which would require Forest Service review and approval. We plan to submit an amendment to our MDP by fall 2014 that would contemplate year-round activities on Beaver Creek.

In May 2014, the Forest Service approved, under a NEPA Categorical Exclusion, the replacement of the Centennial Express Lift with a combination 6-passenger chairlift that also has 10-passenger gondola cabins. Construction is underway and we expect to operate the lift for the 2014/2015 ski season.

Northstar Regulatory Matters

Northstar is located entirely on private land leased by us and is not subject to Forest Service authorization or oversight. However, site specific projects at Northstar are approved by Placer County, California, pursuant to a series of minor use and conditional use permits.

In February 2009, Northstar adopted a Habitat Management Plan (the “HMP”), in part to comply with its obligations under a Settlement Agreement with regional conservation groups entered into in 2005. The HMP provides a framework for habitat and resource management for future development of the Northstar ski area and base area. The HMP was updated in 2014 to reflect updated monitoring information gathered since 2009 and changes in on the ground conditions.

In 2012, Northstar requested Placer County approval of the Northstar Mountain Master Plan (the “NMMP”) and is pursuing CEQA approval through an Environmental Impact Review process, which provides site specific and programmatic review of potential future resort improvement projects. Northstar has requested a continuance of final review and action on the NMMP in order to provide adequate time to thoroughly review the Final EIR, staff-proposed conditions of plan approval, and the project record.

In May 2013, Northstar received approval from Placer County to construct a Forest Flyer near the mid-mountain lodge. The approval has been appealed and an appeal hearing was scheduled for late July 2013. Northstar has requested a continuance of the appeal hearing in order to more fully understand and respond to the issues raised.

Heavenly Regulatory Matters

In September 2012 we submitted a project proposal to the Forest Service and in November 2012, we submitted the same project proposal to the Tahoe Regional Planning Agency ("TRPA") for additional summer activities to be located at the top of the gondola. In December 2012 and April 2013, those activities were approved for implementation by the TRPA and the Forest Service, respectively. Subsequently, we received approval for a large, monolithic climbing wall following implementation of the Forest Service regulations which occurred in 2014.

In June 2013, Heavenly submitted a project proposal to the Forest Service and TRPA to develop a larger, more comprehensive program of summer activities and environmental education opportunities on the upper mountain, which includes canopy tours, hiking and biking trails, Forest Flyers and zip lines, known as Epic Discovery. The proposal was slightly modified and resubmitted in September 2013. The Epic Discovery proposal is being analyzed using a focused EIS which is expected to take between 18 and 24 months to complete from the June 2013 submittal date.

In November 2013, the Forest Service Lake Tahoe Basin Management Unit (“LTBMU”) issued a draft record of decision and Final EIS for amendments to the LTBMU Forest Plan. A large portion of Heavenly is located within the LTBMU. Elements of the amended Forest Plan may have an adverse impact on future development opportunities at Heavenly. In January 2014, Heavenly submitted objections to the amended Forest Plan. In May 2014 and July 2014, Heavenly attended formal Objection Resolution hearings with the Forest Service and other objectors. We continue to work with the Forest Service to resolve its objections and expect the Forest Service to make a final decision regarding our objections before the end of 2014.

Kirkwood Regulatory Matters

In April 2012, we acquired Kirkwood, which is located in Alpine, Amador and El Dorado Counties, California. Kirkwood has an approved specific plan from Alpine and Amador Counties for the private land base areas and an accepted MDP from the El Dorado National Forest for the National Forest land portions of the resort.

In January 2013, we submitted a project proposal to the Forest Service that included replacement of Chair 4, ski run modifications, development of a new ski patrol building at the top of Chair 10 and the installation of new remote Epic Mix gantries.  Of the activities proposed, the new patrol building was constructed in 2013 along with one of the Epic Mix gantries.  The other improvements may be made in the future.

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

In June and July 2013, Afton Alps received approval from the county, Denmark Township, the Minnesota Pollution Control Agency, and the South Washington Watershed District for the grading and fill placement of an expanded irrigation reservoir for snowmaking and golf facilities. Approvals include the expansion of the existing reservoir, a new pumping station and fill placement on existing runs and parking lots. Improvements were completed in the fall of 2013 and were operational for the 2013/2014 ski season.

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

In April and May 2013, we submitted an application for site plan improvements and an Environmental Impact Assessment to Genoa Township. Approval was received from the Planning Commission and from the Township Board in May 2013. The improvements include the installation of two new lifts, relocation of two lifts, trail grading and shaping, storm water improvements, new septic system, and snowmaking improvements, including new piping, guns and pump station and enhanced slope lighting.

We also received approval and completed the project to fill a portion of an existing golf course pond in order to expand the ski race arena finish area. Improvements were completed in the fall of 2013 and were operational for the 2013/2014 ski season.

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

In June 2014, Canyons submitted an application for a low impact permit seeking approval of a new pump house in Willow Draw. Approval of the new pumphouse was granted in July 2014. The new pumphouse will be operational for the 2014/2015 ski season.

We are constructing a new permanent restaurant on mountain, known as Cloud Dine Restaurant. The new restaurant incorporates an existing permanent kitchen and restrooms and will replace a temporary membrane structure previously used for seating. A conditional use permit for Cloud Dine construction was approved by Summit County on February 25, 2014. The restaurant is scheduled to be completed for the 2014/2015 ski season.

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

The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park and during a Federal Government shutdown. NPS also has the right to terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

We pay a fee of 8.01% to the NPS on the majority of our sales occurring in the Grand Teton National Park.

Flagg Ranch Concession Contract

In August of 2011, the NPS selected Flagg Ranch Company, a wholly owned subsidiary, to provide lodging, food and beverage services, retail, service station, recreation and other services on the Parkway located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2026. Upon expiration of the concession contract, we will have to bid against other prospective concessionaires for award of a new contract.

Like our GTLC concession contract, the NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the National Park and during a Federal Government shutdown. NPS may also terminate the contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the National Park.

We pay a fee of 5.3% to the NPS on the majority of our sales occurring in the Parkway.

Water and Snowmaking

We rely on a supply of water for operation of our ski areas for domestic and snowmaking purposes and for real estate development. Availability of water depends on existence of adequate water rights as well as physical delivery of the water when and where it is needed.

To provide a level of predictability in dates of operation and favorable snow surface conditions at our ski areas, we rely on snowmaking. Snowmaking requires a significant volume of water, most of which is viewed as a non-consumptive use - approximately 80% of the water is returned to the watershed at spring runoff.

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

Heavenly's primary sources of water are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General Improvement District (“KGID”), which are California and Nevada utilities, respectively. These sources are augmented by an on-mountain underground well that is located adjacent to the East Peak Lake snowmaking reservoir. We have negotiated a long term contract with STPUD, which includes favorable rates upon our completion of certain water delivery system improvements. Despite the added security provided by this agreement, the delivery of water by STPUD is interruptible. If STPUD exercises its rights to interrupt Heavenly's water service, Heavenly's ability to make snow may be impaired. In 2012, KGID adopted a new water rate schedule that accounts for Heavenly as a large, seasonal water customer. The new rate schedule, which was based on a cost of service analysis study prepared by an outside consulting firm, has resulted in lowered water rate costs for Heavenly's snowmaking operations. Further, the delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking. In addition, a separate contract now provides for delivery by KGID to Heavenly of Lake Tahoe water owned by Heavenly via KGID’s water infrastructure. Heavenly pays the same rates for this water as for KGID contract water.

Northstar obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with NCSD, we, through our lease with affiliates of CNL Lifestyles Properties, Inc., control surface water rights that we use for snowmaking. In addition, we have contractual rights to ground water from NCSD and from the adjacent Martis Camp residential development. We receive domestic water from NCSD and, for on-mountain facilities, from on-mountain wells and a series of significant near-surface springs.

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

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.vailresorts.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries. Economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our future results of operations. The actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results.

We are vulnerable to the risk of unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain which increases the cost of snowmaking and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for guests to obtain access to our mountain resorts. In the past 20 years, our mountain resorts have averaged between 20 and 39 feet of annual snowfall which is significantly in excess of the average for United States ski resorts. However, there can be no certainty that our resorts will receive seasonal snowfalls near their historical average in the future, and in fact, during the recent 2013/2014 ski season we experienced very poor conditions in the Lake Tahoe region and for the 2011/2012 ski season we experienced historic low snowfall across all our resorts. Past snowfall levels or consistency of snow conditions can impact the levels of sales of season passes. Additionally, the early season snow conditions and skier perceptions of early season snow conditions influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for GTLC and Flagg Ranch and our golf courses occur during the summer months while the winter season generally results in operating losses. Revenue and profits generated by GTLC and Flagg Ranch's summer operations and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. For Fiscal 2014, 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes (which for the 2013/2014 ski season accounted for approximately 40% of the total lift revenue) predominately during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is recognized in the second and third quarters. In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 14, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

In the fall of 2011, the Ski Area Recreational Opportunity Enhancement Act was enacted into law which clarifies that the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. As such, this will allow our mountain resorts on Forest Service land to offer more summer-season recreational opportunities. In the summer of 2013, we started construction on the first phase of comprehensive summer activities and we are in various phases of project construction and stages of approval. The projects include a number of new activities, including among other activities, zip lines, challenge ropes courses, climbing walls, mountain excursions and Forest Flyers. The first phase of improvements at Vail Mountain which includes two challenge ropes courses and zip lines were completed and operational beginning in the summer of 2013. Additionally, zip lines were completed and operational during Fiscal 2014 at Breckenridge and Heavenly. We anticipate that if our proposed plans are approved and implemented, that once these summer activities mature, we could realize substantial incremental summer guest visitation and revenue. However, our new summer activities plan may not generate the initial projected revenue and profit margins we expect, and even if our plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.
We face significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 51 million and 61 million annually over the last decade, with approximately 56.5 million visits for the 2013/2014 ski season. The factors that we believe are important to customers include:

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

RockResorts hotels, our other hotels and our property management business compete with numerous other hotel and property management companies that may have greater financial resources than we do and they may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than us. We believe that developing and maintaining a competitive advantage will require us to make continued capital investments in our resorts. We cannot assure that we will have sufficient resources to make the necessary capital investments to do so, and we cannot assure that we will be able to compete successfully in this market or against such competitors.

The high fixed cost structure of mountain resort operations can result in significantly lower margins if revenues decline. The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, other resort related fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, property taxes, minimum lease payments and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

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

•	deterioration in real estate markets;

•	difficulty in selling units or the ability of buyers to obtain necessary funds to close on units;

•	escalation in construction costs due to price increases in commodities, unforeseen conditions, inadequate design or drawings, or other causes;

•	work stoppages;

•	weather interferences;

•	shortages in obtaining materials;

•	difficulty in financing real estate development projects;

•	difficulty in receiving the necessary regulatory approvals;

•	difficulty in obtaining qualified contractors or subcontractors; and

•	unanticipated incremental remediation and litigation costs related to design and construction issues.

Our real estate development projects are designed to make our resorts attractive to our guests and to maintain competitiveness. If these projects are not successful, in addition to not realizing intended profits from the real estate developments, our guests may choose to go to other resorts that they perceive have better amenities.

There are significant risks associated with our recently completed real estate projects, which could adversely affect our financial condition, results of operations or anticipated cash inflows from these projects as we have units remaining that have not been sold.  For example, in the event that the carrying cost of the remaining units available for sale exceeds anticipated future proceeds from the sale of these units, we would be required to record an impairment charge.  During fiscal 2011, we completed The Ritz-Carlton Residences, Vail and in fiscal 2010 we completed One Ski Hill Place at the base of our Breckenridge mountain resort, of which 32 units with a carrying cost of $54.1 million remain to be sold for both projects as of July 31, 2014.  We have risk associated with selling and closing units in these projects as a result of the continued instability in the residential real estate credit markets and in the overall real estate market and, as a result we may not be able to sell units for a profit or at the prices or selling pace we anticipate.  Furthermore, given the current real estate market, certain potential buyers may be unable to purchase units in part due to a reduction in funds available and/or decreases in mortgage availability.

We may not be able to fund resort capital expenditures. We anticipate that resort capital expenditures will be approximately $85 million to $95 million for calendar year 2014 which includes approximately $5 million of capital expenditures for summer-related activities. We anticipate our future annual capital expenditures to be approximately $85 million, in addition to adjustments for inflation, the growth in our resorts and acquisitions, including the recent acquisition of PCMR on September 11, 2014. This amount excludes any investment we plan to make in our Epic Discovery and summer related projects, which are subject to regulatory approval. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•	our future operating performance;

•	general economic conditions and economic conditions affecting the resort industry, the ski industry and the general capital markets;

•	competition; and

•	legislative and regulatory matters affecting our operations and business;

Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain projects and/or plans.

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain Federal, state, and local authorities, including the Forest Service and U.S. Army Corps of Engineers. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Heavenly, Kirkwood and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge; December 1, 2031 for Vail Mountain; December 31, 2032 for Keystone; November 8, 2039 for Beaver Creek; May 1, 2042 for Heavenly; and March 1, 2052 for Kirkwood. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. The Forest Service is in the process of developing SUP language that may burden our water rights or require us to transfer ownership of some water rights used within ski area SUP boundaries.  Once the new SUP language is finalized, the Forest Service will have the right to amend our existing SUPs to include this new language. The new permit language may substantially impair the value of or our ability to fully use existing water rights at Breckenridge, Vail Mountain, Keystone, Beaver Creek or Heavenly and may make it difficult to acquire new sources of water in the future. Additionally, our operations at Northstar and Canyons are conducted pursuant to long-term leases with third parties which require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of CNL Lifestyle Properties, Inc. expires in January 2027, and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation ("Talisker"), the initial lease term for Canyons with Talisker expires in May 2063, and allows for six 50-year renewal options. With respect to either Northstar or Canyons, there is no guarantee that at the end of the initial lease terms we will renew or, if desired, be able to negotiate new terms that are favorable to us. At our resorts that operate on privately-owned land, Northstar, Canyons, Afton Alps and Mt. Brighton, and at the portions of our other resorts that operate on private land, we are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions. Additionally, failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We are subject to extensive environmental laws and regulations in the ordinary course of business. Our operations are subject to a variety of Federal, state and local environmental laws and regulations including those relating to emissions to the air, discharges to water, storage, treatment and disposal of wastes, land use, remediation of contaminated sites and protection of natural resources such as wetlands. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, state and federal wildlife protection laws or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA and, for California projects at Heavenly, Kirkwood and Northstar, the CEQA. Both acts require that the Forest Service, or other governmental entities, study any proposal for potential environmental impacts and include in its analysis various alternatives. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

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

Failure to maintain the integrity of internal or guest data could result in damages to our reputation and/or subject us to costs, fines or lawsuits. We collect and retain guest data, including credit card numbers and other personally identifiable information, for various business purposes, including transactional marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and privacy of our guest's and employee's information is very important to us and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws is increasingly demanding and continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or impact our ability to market our products, properties and services to our guests.

Despite our efforts, information networks and systems may be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties.   Although we have taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system interruption, security breach or unauthorized access will not occur.  Any such interruption, breach or unauthorized access to our network or systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

We are subject to litigation in the ordinary course of business. We are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time consuming and expensive to defend and could divert management's attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations. For a more detailed discussion of our legal proceedings see "Legal Proceedings" under Item 3 and Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our business. A negative public image or other adverse events could affect the reputation of one or more of our mountain resorts, other destination resorts, hotel properties and other businesses or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be adversely impacted. The unauthorized use of our trademarks could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

There is a risk of accidents occurring at our mountain resorts or competing mountain resorts which may reduce visitation and negatively impact our operations. Our brand and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our resorts, services and activities, including summer activities, and our corporate and management integrity. While we maintain and promote an on-mountain safety program, there are inherent risks associated with our resort activities. An accident or an injury at any of our resorts or at resorts operated by competitors, particularly an accident or injury involving the safety of guests and employees that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce visitation at our resorts, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations in a fiscal year.

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

We are subject to risks associated with our workforce, including increased labor costs. We are subject to various federal and state laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Labor and labor-related benefits is a primary component in the cost of our operations. Labor shortages, increased employee turnover and health care mandates could increase our labor costs. Also, as minimum wage rates increase, including further potential federal and state legislative changes to the minimum wage rate, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above the minimum wage. These potential labor impacts could adversely impact our financial results.
If we do not retain our key personnel, our business may suffer. The success of our business is heavily dependent on the leadership of key management personnel, including our senior executive officers. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. We do not maintain “key-man” life insurance on any of our employees.

Our acquisitions or future acquisitions might not be successful. We have acquired certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot assure you that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

•	our evaluation of the synergies and/or long-term benefits of an acquired business;

•	our inability to integrate acquired businesses into our operations as planned;

•	diversion of our management's attention;

•	potential increased debt leverage;

•	litigation arising from acquisition activity;

•	potential goodwill or other intangible asset impairments; and

•	unanticipated problems or liabilities.

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements for such properties may prove inaccurate.

We may not realize all the anticipated financial benefits from Canyons or PCMR. In May 2013, we entered into a long-term lease to assume the resort operations of Canyons, including its ski area and related amenities, and the ski terrain of PCMR (excluding the base area), which was subject to litigation. On September 11, 2014, we acquired the resort operations of PCMR (including the base area) and entered into ancillary transaction documents that provided for, among other things, the settlement of the litigation related to the ski terrain of PCMR. Following the acquisition, the PCMR ski terrain, which was previously subject to litigation, was incorporated into the Canyons lease under the existing terms of the lease. The Canyons lease has an initial term of 50 years with six 50-year renewal options and an annual fixed lease payment of $25 million. The lease payment is subject to annual increases based upon the increase in the CPI index less 1%, with a floor of 2% per year. As lease payments increase annually, we may be adversely impacted to the extent these increases are not offset by increases in cash flow generated from operations. We also anticipate realizing significant tax benefits which are subject to examination by the Internal Revenue Service. Additionally, we record liabilities for uncertain tax positions which may be inadequate.
In addition, the Canyons lease requires us to pay participating contingent payments to Talisker equal to 42% of the amount by which EBITDA for the resort operations of both Canyons and PCMR exceeds $35 million, which increases annually based upon the increase in the CPI index plus a 10% adjustment for any capital improvements or investments made under the lease by us, including the purchase price for PCMR. We are required to measure at each reporting period the fair value of the future estimated participating contingent payments and record the change in fair value in our income (loss) from operations. This change in fair value of participating contingent payments could provide significant fluctuations in our operating results in a particular period.

We may be required to write-off a portion of our goodwill, indefinite-lived intangible asset and/or long-lived asset balances as a result of prolonged weakness in economic conditions. Under accounting principles generally accepted in the United States of America (“GAAP”), we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value and we evaluate long-lived assets for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams (see "Critical Accounting Policies" in Item 7 of this Form 10-K). We evaluate the recoverability of long-lived assets by estimating the future undiscounted cash flows using projected future levels of income. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risk factors, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively impacting our results of operations and stockholders' equity.

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

We use many methods, estimates and judgments in applying our accounting policies (see "Critical Accounting Policies" in Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock. On March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to $0.4150 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Sixth Amended and Restated Credit Agreement, as amended, among us, Bank of America, N.A., as administrative agent, and the Lenders party thereto (“Credit Agreement”) and the Indenture, dated April 25, 2011 among us, the guarantors therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Indenture”), governing our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. As of July 31, 2014, we had $626.6 million of outstanding indebtedness. Additionally on September 11, 2014, we acquired PCMR for a cash purchase price of $182.5 million, subject to certain post-closing adjustments, which was funded through borrowings under the revolver portion of our Credit Agreement. For additional information, see Note 19, Subsequent Event, of the Notes to Consolidated Financial Statements. We also have minimum lease payment obligations under operating leases of approximately $261.2 million as of July 31, 2014. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The terms of our Indenture do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year end:

Location	Ownership	Use

Afton Alps, MN (296 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Canyons Resort, UT (6,100 acres)	Leased *	Ski resort operations, including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities

Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mt. Brighton, MI (193 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Northstar California Resort, CA** (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA**	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices, commercial space
SSI Venture, LLC (“SSV”) Properties; CO, CA, NV, UT, MN & WI	Owned/Leased	Approximately 185 retail stores (of which 123 stores are currently held under lease) for recreational products, and 4 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
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
We are also a party to two related tax proceedings in the United States Tax Court ("Tax Court") regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 wherein we disagreed with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for the Tax Court proceedings has been continued pending on-going settlement discussions between the parties.
PCMR Litigation
On May 29, 2013, in connection with our lease for Canyons Resort, we also assumed control over Talisker's ongoing litigation with the then current Park City Mountain Resort ("PCMR") operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of PCMR (the "PCMR litigation").
The PCMR litigation was instituted on March 9, 2012, in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, "GPCC") against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, "TLH"). GPCC filed the PCMR litigation seeking, among other things, a declaration from the court it had properly extended the leases or that the leases have not expired based on theories of waiver or equitable estoppel. In the alternative, GPCC sought damages caused by TLH's alleged failure to disclose to GPCC until December 2011 that the leases had expired.
On September 18, 2013, the Court granted GPCC's motion to amend to add our subsidiary, VR CPC Holdings, Inc., as a defendant, and to add claims based upon provisions in the leases which prohibit the sale of portions of the land covered by the leases which are improved and grant PCMR a right of first refusal on sales by the landlord of portions of the land covered by the leases which are not improved. PCMR claimed these provisions may have been triggered by our transaction with Talisker and/or by another transaction in which Talisker was involved with a party named Flera.
On May 21, 2014, the Court granted summary judgment to TLH dismissing GPCC’s claims that the leases were extended finding, as a matter of law that GPCC’s leases expired, by their terms, as of April 30, 2011. The Court also granted summary judgment to TLH, dismissing GPCC’s claims that the Vail and Flera transactions violated the prohibition on sale and right of first refusal provisions in the leases. The Court also granted summary judgment to TLH on GPCC’s claim for damages based on an alleged fraudulent failure by TLH to disclose to GPCC prior to December 2011 that the leases had expired, but denied summary judgment to TLH on GPCC’s claim based on an alleged negligent failure to disclose and stated that claim should proceed to trial. GPCC sought approximately $7.0 million in damages on the nondisclosure claim.

On July 1, 2014, the Court entered an order granting partial summary judgment to TLH on its unlawful detainer claim, finding that GPCC is no longer in lawful possession of the land. The Court also entered an order of restitution of the land, returning possession to TLH, but stayed such order until August 27, 2014, at GPCC’s request. GPCC requested a stay of the execution of the order of restitution until its appeals of the Court’s rulings have been exhausted and moved to allow an interlocutory appeal of the Court’s rulings. TLH did not oppose GPCC’s request for a stay or for an interlocutory appeal if an adequate bond is posted.
On July 25, 2014, GPCC also separately filed a notice of appeal of the Court’s July 1 order granting partial summary judgment on the unlawful detainer claim with the Utah Supreme Court. Concurrent with the notice of appeal, GPCC also filed with the Utah Supreme Court a motion seeking a summary determination whether the Utah Supreme Court had jurisdiction over the noticed appeal. The Utah Supreme Court has not issued a ruling in response to GPCC’s motion or noticed appeal.
The Court held a hearing on August 27, 2014, regarding the motion for an interlocutory appeal and the methodology and calculation of the bond. On September 5, 2014, the Court denied GPCC’s request for an interlocutory appeal, finding that an appeal was not appropriate until all of the remaining issues have been resolved. As a result of denying the request to appeal, the Court held that the requested stay was a stay of the execution of the order of restitution and the bond should cover only an estimate of damages arising out of continued possession of the land by PCMR, not an estimate of the damages already incurred and still yet to be determined at a trial. In total, the Court ordered PCMR to post a bond of $17.5 million no later than September 12, 2014. The Court also ordered PCMR to post an additional bond of $19.0 million no later than March 2, 2015, if PCMR wished to remain on the land for the 2015/2016 ski season.
On September 11, 2014, we acquired the resort operations of PCMR, which includes the ski area and related amenities, from GPCC and two GPCC affiliated entities. In addition, the parties entered into ancillary transaction documents regarding, among other items, settlement of the PCMR litigation with GPCC. On September 15, 2014, the parties filed a stipulated motion and proposed order for dismissal of all claims, with prejudice, and the Court entered the proposed order. On September 15, 2014, the parties also filed a stipulated motion to dismiss the appeal of the order on the unlawful detainer claim filed by GPCC with the Utah Supreme Court.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange under the symbol “MTN.” As of September 17, 2014, 36,218,867 shares of common stock were outstanding, held by approximately 324 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2014
October 31,	$73.11	$65.10	$0.2075
January 31,	$76.90	$67.24	$0.2075
April 30,	$73.08	$64.47	$0.4150
July 31,	$79.47	$64.61	$0.4150
Fiscal Year 2013
October 31,	$59.49	$48.65	$0.1875
January 31,	$58.40	$49.35	$0.1875
April 30,	$64.33	$52.66	$0.2075
July 31,	$67.74	$59.17	$0.2075

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to an annual rate of $1.66 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2014 – May 31, 2014	—	$—	—	1,050,889
June 1, 2014 – June 30, 2014	—	—	—	1,050,889
July 1, 2014 – July 31, 2014	—	—	—	1,050,889
Total	—	$—	—	1,050,889

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

Performance Graph

$350
$300
$250
$200
$150
$100
$50
2009
2010
2011
2012
2013
2014
MTN
Russell 2000
S&P 500
DJ U.S Travel & Leisure

The total return graph above is presented for the period from the end of our 2009 fiscal year through the end of Fiscal 2014. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index. We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2014, the year ended July 31, 2013 (“Fiscal 2013”) and the year ended July 31, 2012 (“Fiscal 2012”) and as of July 31, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
Statement of Operations Data:
Net revenue:
Mountain	$963,573	$867,514	$766,608	$752,191	$638,495
Lodging	242,287	210,974	210,623	214,658	195,301
Real estate	48,786	42,309	47,163	200,197	61,007
Total net revenue	1,254,646	1,120,797	1,024,394	1,167,046	894,803
Segment operating expense:
Mountain	712,785	639,706	568,578	540,366	456,017
Lodging	225,563	198,813	204,270	205,903	192,909
Real estate	55,826	58,090	63,170	205,232	71,402
Total segment operating expense	994,174	896,609	836,018	951,501	720,328
Depreciation and amortization	(140,601)	(132,688)	(127,581)	(117,957)	(110,638)
Gain on sale of real property	—	6,675	—	—	6,087
Change in fair value of contingent consideration	(1,400)	—	—	—	—
Mountain equity investment income, net	1,262	891	878	1,342	1,558
Interest expense, net	(63,997)	(38,966)	(33,586)	(33,641)	(17,515)
Loss on extinguishment of debt	(10,831)	—	—	(7,372)	—
Income before provision for income taxes	44,072	59,229	27,092	55,520	53,797
Net income	28,206	37,610	16,391	34,422	35,775
Net loss (income) attributable to noncontrolling interests	272	133	62	67	(5,390)
Net income attributable to Vail Resorts, Inc.	$28,478	$37,743	$16,453	$34,489	$30,385
Diluted net income per share attributable to Vail Resorts, Inc.	$0.77	$1.03	$0.45	$0.94	$0.83
Cash dividends declared per share	$1.245	$0.79	$0.675	$0.15	$—
Other Data:
Mountain
Skier visits(2)	7,688	6,977	6,144	6,991	6,010
ETP (3)	$58.18	$56.02	$55.75	$48.99	$48.13
Lodging
ADR(4)	$271.23	$264.36	$260.04	$245.03	$237.57
RevPAR(5)	$108.39	$96.14	$90.36	$93.79	$89.35
Real Estate
Real estate held for sale and investment(6)	$157,858	$195,230	$237,668	$273,663	$422,164
Other Balance Sheet Data
Cash and cash equivalents(7)	$44,406	$138,604	$46,053	$70,143	$14,745
Total assets	$2,173,849	$2,308,297	$1,927,614	$1,946,236	$1,922,809
Long-term debt (including long-term debt due within one year)	$626,622	$796,922	$490,765	$491,743	$526,711
Net Debt(8)	$582,216	$658,318	$444,712	$421,600	$511,966
Total Vail Resorts, Inc. stockholders’ equity	$820,843	$823,868	$802,311	$829,723	$788,770
(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
We have made several acquisitions which impact comparability between years during the past five years. The more significant of those include: Canyons transaction (entered into in May 2013); Urban ski areas (acquired in December 2012); Kirkwood Mountain Resort (acquired in April 2012); Skiinfo (acquired February 2012); Northstar (acquired in October 2010); Mountain News Corporation (“Mountain News”) (acquired May 2010); and the remaining noncontrolling interest in SSV (acquired in April 2010).

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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. Revenue from the Mountain, Lodging and Real Estate segments represented approximately 77%, 19% and 4%, respectively, of our net revenue for Fiscal 2014.
Park City Mountain Resort Acquisition
On September 11, 2014, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “PCMR Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort ("PCMR") in Park City, Utah. The cash purchase price was $182.5 million, subject to certain post-closing adjustments. As provided under the Purchase Agreement, we acquired the property, assets and operations that includes the ski area and related amenities of PCMR, from PCMR Sellers and leased certain realty, acquired certain assets, and assumed certain liabilities of PCMR Sellers relating to PCMR. In addition to the Purchase Agreement, the parties entered into ancillary transaction documents, including an agreement that settled all ongoing litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of PCMR. For additional information, see Note 19, Subsequent Event, of the Notes to Consolidated Financial Statements.
Mountain Segment
During Fiscal 2014 the Mountain segment was comprised of the operations of eight mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); the Heavenly, Northstar and Kirkwood (acquired in April 2012) mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); the Canyons mountain resort in Park City, Utah (transaction entered into in May 2013); and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan (both acquired in December 2012) ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our mountain resorts were open for business for the 2013/2014 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 46%, 45% and 45% of Mountain segment net revenue for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“In-State”) guests. For both the 2013/2014 and 2012/2013 ski seasons, Destination guests comprised approximately 56% of our mountain resort skier visits, while In-State guests comprised approximately 44% of our mountain resort skier visits, which compares to approximately 57% and 43%, respectively, for the 2011/2012 ski season.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; and generates additional ancillary spending. In addition, our season pass program attracts new guests to our mountain resorts and Urban ski areas. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season. For the 2013/2014, 2012/2013 and 2011/2012 ski seasons, approximately 40%, 38% and 40%, respectively, of total lift revenue was derived from season pass revenue.
The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, the majority of which are proximate to our mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our mountain resorts; (iii) NPS concessionaire properties including GTLC; (iv) CME, a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 71%, 67% and 66% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October); mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as occasional sales of land to third-party developers. Currently, the principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk associated with vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments.

Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to evaluate the launch of future projects with a more favorable economic environment. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment's operating results from period to period.
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2014, we began our pre-season pass sales program for the 2014/2015 ski season. Through September 21, 2014, pre-season pass sales for the upcoming 2014/2015 ski season (including Canyons for both the current and prior year, which prior year includes a portion of pass sales that occurred before the Canyons transaction in May 2013) have increased approximately 14% in units and increased approximately 18% in sales dollars, compared to the prior year period ended September 22, 2013. We cannot predict if this favorable trend will continue through the fall 2014 pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift revenue for the 2014/2015 ski season.

•
In Fiscal 2014, our lift revenue was favorably impacted by price increases at our mountain resorts that were implemented for the 2013/2014 ski season. Prices for the 2014/2015 ski season have not yet been finalized; and as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2014 results for our Mountain and Lodging segments showed strong improvement over Fiscal 2013 largely due to strong pass sales growth for the 2013/2014 ski season, an increase in overall visitation at our Colorado resorts which experienced improved snowfall conditions compared to the 2012/2013 ski season, and improved ancillary guest spend in our ski school, dining and retail/rental operations, as well as the addition of Canyons. However, our Fiscal 2014 results were negatively impacted by very poor conditions in the Tahoe region during the 2013/2014 ski season. We cannot predict whether snowfall levels will return to historical averages at our Tahoe resorts or that our Colorado and Utah resorts will experience normal snowfall conditions for the upcoming 2014/2015 ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Although many key economic indicators have improved recently including growth in the U.S. stock markets, improved consumer confidence and declines in the unemployment rate, the U.S. economy has struggled to gain momentum, particularly in the first quarter of calendar year 2014. Additionally, many economies outside of the United States are challenged with political unrest and structural changes resulting in declining or slowing growth in key economic indicators. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2014/2015 ski season.

•
In May 2013, we entered into a long-term lease with Talisker Corporation (“Talisker”) pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the ongoing litigation between the then current operator of PCMR and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of PCMR (excluding the base area). On September 11, 2014, we entered into the Purchase Agreement providing for the acquisition of substantially all of the assets related to PCMR. Pursuant to the Purchase Agreement and ancillary transaction documents dated the same date, we assumed resort operations of PCMR. In addition, the parties entered into ancillary transaction documents, including an agreement that settled all ongoing litigation related to the validity of the lease of the Talisker-owned land. We expect that PCMR will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Canyons and PCMR nor can we predict all the resources required to integrate PCMR operations and the ultimate impact Canyons and PCMR will have on our future results of operations, including the impact that the addition of PCMR will have on the fair value of future  participating contingent payments as provided for under the long-term lease, which may be material.

•
As of July 31, 2014, we had $44.4 million in cash and cash equivalents, as well as $333.2 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.8 million), which was amended and restated in March 2014. However, the cash purchase price of $182.5 million for the acquisition of PCMR was funded through borrowings under the revolver portion of our Credit Agreement. Key modifications to the Credit Agreement included, among other things, the extension of the maturity on the Credit Agreement from January 2016 to March 2019 and the expansion of baskets for improved flexibility in the Company’s ability to incur debt, and make investments and distributions. In July 2014, we redeemed $175.0 million of the 6.50% Notes, resulting in $215.0 million of the 6.50% Notes remaining outstanding as of July 31, 2014. Additionally, we believe that the terms of our 6.50% Notes and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities of our Mountain and Lodging segments (primarily occurring during our second and third fiscal quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of July 31, 2014, we had 14 units at The Ritz-Carlton Residences, Vail and 18 units (of which two units sold subsequent to July 31, 2014) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take two to three years to complete. Additionally, if a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than currently anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units, it may result in an impairment charge, particularly for One Ski Hill Place in Breckenridge project (see Critical Accounting Policies in this section of this Form 10-K).

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our Fiscal 2014 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see "Critical Accounting Policies" in this section of this Form 10-K). However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Colorado Lodging operations), negatively impacting our results of operations and stockholders' equity.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2014, Fiscal 2013 and Fiscal 2012 (in thousands):

	Year Ended July 31,
	2014	2013	2012
Mountain Reported EBITDA	$252,050	$228,699	$198,908
Lodging Reported EBITDA	16,724	12,161	6,353
Resort Reported EBITDA	268,774	240,860	205,261
Real Estate Reported EBITDA	(7,040)	(9,106)	(16,007)
Income before provision for income taxes	44,072	59,229	27,092
Net income attributable to Vail Resorts, Inc.	$28,478	$37,743	$16,453

Mountain Segment
Mountain segment operating results for Fiscal 2014, Fiscal 2013 and Fiscal 2012 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2014	2013	2012	2014/2013	2013/2012
Net Mountain revenue:
Lift	$447,271	$390,820	$342,500	14.4%	14.1%
Ski school	109,442	95,254	84,292	14.9%	13.0%
Dining	89,892	81,175	68,376	10.7%	18.7%
Retail/rental	210,387	199,418	181,772	5.5%	9.7%
Other	106,581	100,847	89,668	5.7%	12.5%
Total Mountain net revenue	$963,573	$867,514	$766,608	11.1%	13.2%

Mountain operating expense:
Labor and labor-related benefits	$264,849	$238,479	$207,269	11.1%	15.1%
Retail cost of sales	87,929	88,500	79,657	(0.6)%	11.1%
Resort related fees	47,508	41,970	39,557	13.2%	6.1%
General and administrative	136,133	119,938	107,483	13.5%	11.6%
Other	176,366	150,819	134,612	16.9%	12.0%
Total Mountain operating expense	$712,785	$639,706	$568,578	11.4%	12.5%
Mountain equity investment income, net	1,262	891	878	41.6%	1.5%
Mountain Reported EBITDA	$252,050	$228,699	$198,908	10.2%	15.0%
Total skier visits	7,688	6,977	6,144	10.2%	13.6%
ETP	$58.18	$56.02	$55.75	3.9%	0.5%

Mountain Reported EBITDA includes $10.3 million, $9.0 million and $7.6 million of stock-based compensation expense for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Fiscal 2014 compared to Fiscal 2013
Overall, Fiscal 2014 results reflect an increase in Mountain net revenue of $96.1 million, or 11.1%, compared to Fiscal 2013. This increase was primarily driven by strong pass sales growth for the 2013/2014 ski season, improved results for our Colorado resorts, including particularly strong results in the spring break holiday time periods, which resulted in an increase in visitation of 8.4% for the 2013/2014 ski season compared to the 2012/2013 ski season, combined with an improvement in yields per skier visit in ancillary guest spend in ski school, dining and retail/rental operations at our Colorado resorts and the addition of Canyons (transaction entered into in May 2013). However, our results were negatively impacted by very poor conditions in the Tahoe region during the 2013/2014 ski season. These challenging conditions resulted in a decrease in skier visitation at our Tahoe resorts of 16.2% for the 2013/2014 ski season compared to the prior year.
Lift revenue increased $56.4 million, or 14.4%, from prior year, resulting from a $29.6 million, or 20.1%, increase in season pass revenue, as well as a $26.8 million, or 11.1%, increase in lift revenue excluding season pass revenue. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing and was favorably impacted by our entry into the Utah ski market with the addition of Canyons and the first full season of pass sales in our Urban ski area markets. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 7.5%, along with higher visitation excluding season pass holders at our Colorado resorts combined with incremental revenue of $18.8 million from Canyons. These increases were partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts which was driven by a decline in visitation excluding season pass holders. Total ETP increased $2.16, or 3.9%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by a higher mix of season pass revenue which has a lower associated ETP.

Ski school revenue increased $14.2 million, or 14.9%, for Fiscal 2014 compared to Fiscal 2013, with ski school revenue at our Colorado resorts increasing $8.3 million, or 10.6%, and incremental revenue of $7.1 million from Canyons, partially offset by declines in ski school revenue of $1.5 million, or 8.6%, at our Tahoe resorts, driven by a decline in skier visitation as discussed above.
Dining revenue for Fiscal 2014 increased $8.7 million, or 10.7%, compared to Fiscal 2013. This increase was primarily attributable to our Colorado resorts generating a $6.6 million, or 11.6%, increase in revenue due to increased skier visitation, higher yields per skier visit and improved summer visitation. Additionally, dining revenue was favorably impacted by incremental dining revenue of $4.5 million at Canyons. Dining revenue at our Tahoe resorts decreased $4.1 million, or 18.0%, compared to Fiscal 2013 driven by the decrease in skier visitation and fewer on-mountain locations being open during the first half of the ski season due to limited available ski terrain combined with reduced operations for on-mountain locations during the second half of the ski season as a result of lower volumes.
Retail/rental revenue increased $11.0 million, or 5.5%, for Fiscal 2014 compared to Fiscal 2013 as we experienced an increase in both retail sales of $5.5 million, or 3.6%, and rental revenue of $5.5 million, or 11.4%. The increase in retail sales was driven by an increase in sales volume at stores proximate to our Colorado resorts, as well as our Colorado front range stores, incremental retail sales generated by Hoigaard's (our mid-west retailer acquired in April 2013) and the addition of Canyons and Urban ski areas. These retail sales increases were partially offset by a decrease in on-line sales due to the shutdown of our on-line retail platform as we transition to a different approach to on-line sales, and lower sales at stores proximate to our Tahoe resorts and Any Mountain stores located in the San Francisco Bay Area, which were impacted by the poor snowfall in the Tahoe region. The increase in rental revenue was primarily driven by stores proximate to our Colorado resorts, which experienced higher volumes due to increased skier visitation and the addition of Canyons and Urban ski areas, partially offset by revenue declines at stores proximate to our Tahoe resorts and Any Mountain stores, which were negatively impacted by poor snowfall as previously discussed.
Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For Fiscal 2014, other revenue increased $5.7 million, or 5.7%, compared to Fiscal 2013, primarily due to incremental revenue from Canyons of $1.7 million, as well as increases in summer activities revenue, guest services revenue, employee housing revenue and private club revenue, partially offset by declines in marketing and internet advertising revenue.
Operating expense for Fiscal 2014 increased $73.1 million, or 11.4%, compared to Fiscal 2013, which includes incremental operating expense from Canyons of $36.8 million (including current year Canyons transaction, integration and PCMR litigation expense of $9.8 million, net of prior year Canyons transaction and integration expense of $5.5 million). Excluding these expenses, operating expense increased $36.3 million, or 5.7%. Labor and labor-related benefits (excluding Canyons) increased $12.1 million, or 5.1%, primarily due to normal wage adjustments, higher bonus expense and increased staffing levels at our Colorado resorts to support higher volumes primarily in mountain operations, ski school, on-mountain dining, summer operations and higher store labor primarily due to new retail stores. Resort related fees (excluding Canyons) increased $2.7 million, or 6.5%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Canyons) increased $10.2 million, or 8.5%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense and higher employee medical costs. Other expense (excluding Canyons operating, transaction, integration and PCMR litigation expenses from both current and prior year) increased $13.4 million, or 9.2%, which was driven by higher operating expenses including food and beverage cost of sales, supplies expense and utilities expense. Additionally, retail cost of sales decreased $0.6 million, or 0.6%, compared to an increase in retail sales of $5.5 million, or 3.6%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with a decline in on-line sales due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins.
Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The increase in equity investment income for Fiscal 2014 is primarily due to increased commissions earned by the brokerage due to a higher level of real estate closures compared to Fiscal 2013.

Fiscal 2013 compared to Fiscal 2012
Overall, Fiscal 2013 results reflect an increase in Mountain net revenue of $100.9 million, or 13.2%, compared to Fiscal 2012 driven by higher overall visitation due to improved weather conditions during the 2012/2013 ski season compared to the 2011/2012 ski season. Our Fiscal 2013 results also benefited from higher pricing, increased average guest spend on ancillary services and higher pass sales. Excluding the incremental revenue from the Acquisitions (as defined below) of $29.3 million, revenue increased $71.6 million, or 9.3%, for Fiscal 2013 compared to Fiscal 2012. Mountain Reported EBITDA for Fiscal 2013 increased $29.8 million, or 15.0%, compared to Fiscal 2012, and includes incremental positive EBITDA of $5.5 million from the acquisitions of Kirkwood (acquired in April 2012) and the Urban ski areas (acquired in December 2012), and $8.4 million of negative EBITDA (including $5.5 million of transaction and transition related costs) related to the Canyons transaction (collectively, the "Acquisitions"). Our Colorado resorts experienced strong results from the peak holiday periods of Christmas through Spring Break and Easter during the 2012/2013 ski season compared to the 2011/2012 ski season; however, these results were tempered by poor snowfall and unseasonably warm temperatures which occurred from the start of the 2012/2013 ski season through the pre-Christmas holiday period which adversely impacted skier visitation to our Colorado resorts during this period. As such, skier visitation to our Colorado resorts increased 4.0% overall for the 2012/2013 ski season compared to the 2011/2012 ski season. Our Tahoe resorts experienced significantly better snowfall and weather conditions during first half of the 2012/2013 ski season compared to the 2011/2012 ski season which contributed to a significant increase in skier visitation to the Tahoe region combined with the addition of Kirkwood; however, the early momentum at our Tahoe resorts was slowed by dry conditions and warm temperatures experienced throughout the latter half of the 2012/2013 ski season. Overall, our Tahoe resorts saw an increase in skier visitation of 32.1% (including Kirkwood) compared to the 2011/2012 ski season.
Lift revenue increased $48.3 million, or 14.1%, for Fiscal 2013 compared to Fiscal 2012, resulting from a $36.4 million, or 17.6% increase in lift revenue excluding season pass revenue, as well as a $11.9 million, or 8.8%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in visitation excluding season pass holders of 14.5%, and an increase in ETP, excluding season pass holders, of $2.01 or 2.7%. Excluding the Acquisitions, lift revenue excluding season pass holders increased $26.4 million, or 12.8%, driven by a 5.7% increase in visitation excluding season pass holders and an increase in ETP excluding season pass holders of $4.94, or 6.7%. The increase in ETP excluding season pass holders was primarily due to increases in pricing. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP was relatively flat compared to prior year due primarily to an increase in visitation from our season pass holders offset by price increases in both season passes and daily lift tickets.
Ski school revenue increased $11.0 million, or 13.0%, for Fiscal 2013 compared to Fiscal 2012, with our Colorado resorts ski school revenue increasing $5.7 million, or 7.9%, and our Tahoe resorts (including Kirkwood) ski school revenue increasing $4.8 million, or 39.6%, compared to prior year. Ski school revenue benefited from the increase in skier visitation at both our Colorado and Tahoe resorts and an increase in yield per skier visit of 2.1%. Excluding the Acquisitions, ski school revenue increased $9.1 million, or 10.8%, and yield per skier visit increased 4.4%.
Dining revenue for Fiscal 2013 compared to Fiscal 2012, increased $12.8 million, or 18.7%, with our Tahoe resorts (including Kirkwood) generating an increase of $6.1 million, or 36.8%, due to incremental Kirkwood revenue of $3.2 million, an increase in skier visitation and an increase in yield per skier visit. Dining revenue at our Colorado resorts increased $4.8 million, or 9.3%, primarily attributable to increased skier visitation and an increase in yield per skier visit during the 2012/2013 ski season, as well as improved summer visitation. Excluding the Acquisitions, dining revenue increased $7.7 million, or 11.4%, and yield per skier visit increased 6.5% for the 2012/2013 ski season.
Retail/rental revenue increased $17.6 million, or 9.7%, for Fiscal 2013 compared to Fiscal 2012, which was driven by an increase in retail sales of $11.9 million, or 8.6%, and an increase in rental revenues of $5.7 million, or 13.4%. The increase in retail sales was primarily attributable to our Any Mountain stores (in the San Francisco bay area) along with our stores proximate to our Tahoe resorts, at which sales increased a combined $5.5 million due to increased skier visitation during the 2012/2013 ski season and the addition of Kirkwood; stores proximate to our Colorado resorts which were up a combined $3.7 million; an increase in sales from our on-line retailer of $2.8 million; all of which was partially offset by decreases at our Colorado front range stores which were negatively impacted by unfavorable weather conditions during the early 2012/2013 ski season. The increase in rental revenue was primarily driven by stores proximate to our Tahoe resorts (including Kirkwood), which increased $2.2 million; our Colorado resort stores, which increased by $0.9 million; and the addition of the Urban ski areas, which contributed $1.2 million. Excluding the Acquisitions, retail/rental revenue increased $13.6 million, or 7.5%.
Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For Fiscal 2013, other revenue increased $11.2 million, or 12.5%, compared to Fiscal 2012, primarily due to incremental internet advertising revenue from Skiinfo of $2.5 million; increased base area services and parking revenue of $2.2 million; an increase in strategic alliance marketing revenue of $2.0 million; an increase in summer activities revenue of $1.4 million due to increased summer visitation and increased employee housing revenue.
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

Lodging Segment
Lodging segment operating results for Fiscal 2014, Fiscal 2013 and Fiscal 2012 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2014	2013	2012	2014/2013	2013/2012
Lodging net revenue:
Owned hotel rooms	$53,199	$48,449	$45,131	9.8%	7.4%
Managed condominium rooms	55,214	44,486	40,473	24.1%	9.9%
Dining	44,023	33,809	29,980	30.2%	12.8%
Transportation	22,006	19,602	18,860	12.3%	3.9%
Golf	15,410	15,237	15,159	1.1%	0.5%
Other	42,204	38,562	38,383	9.4%	0.5%
	232,056	200,145	187,986	15.9%	6.5%
Payroll cost reimbursements	10,231	10,829	22,637	(5.5)%	(52.2)%
Total Lodging net revenue	$242,287	$210,974	$210,623	14.8%	0.2%
Lodging operating expense:
Labor and labor-related benefits	$105,288	$92,737	$88,777	13.5%	4.5%
General and administrative	32,109	28,446	29,280	12.9%	(2.8)%
Other	77,935	66,801	63,576	16.7%	5.1%
	215,332	187,984	181,633	14.5%	3.5%
Reimbursed payroll costs	10,231	10,829	22,637	(5.5)%	(52.2)%
Total Lodging operating expense	$225,563	$198,813	$204,270	13.5%	(2.7)%
Lodging Reported EBITDA	$16,724	$12,161	$6,353	37.5%	91.4%

Owned hotel statistics:
ADR	$211.18	$203.61	$205.02	3.7%	(0.7)%
RevPar	$134.60	$122.77	$114.73	9.6%	7.0%
Managed condominium statistics:
ADR	$339.29	$333.98	$320.30	1.6%	4.3%
RevPar	$95.30	$83.48	$78.65	14.2%	6.1%
Owned hotel and managed condominium statistics (combined):
ADR	$271.23	$264.36	$260.04	2.6%	1.7%
RevPar	$108.39	$96.14	$90.36	12.7%	6.4%

The Lodging segment ADR and RevPAR statistics presented above for Fiscal 2014 and Fiscal 2013 exclude the managed condominium rooms at Canyons (assumed in May 2013) that do not have comparable results for Fiscal 2013 and 2012.
Lodging Reported EBITDA includes $2.2 million, $1.9 million and $1.7 million of stock-based compensation expense for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Fiscal 2014 compared to Fiscal 2013
Total Lodging net revenue (excluding payroll cost reimbursements) for Fiscal 2014 increased $31.9 million, or 15.9%, as compared to Fiscal 2013, including $16.3 million of incremental revenue from the addition of Canyons. Excluding the operations of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $15.6 million, or 7.8%, primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation

(discussed in the mountain section), an increase in revenue at our mountain resort properties from improved summer visitation and increased group business at our Colorado resort properties.

Revenue from owned hotel rooms increased $4.8 million, or 9.8%, for Fiscal 2014 compared to Fiscal 2013. Owned room revenue was primarily driven by an increase of $3.7 million from our Colorado lodging properties, resulting from an increase in group business and an increase in transient guest visitation attributable to increased skier visits at our Colorado resorts during the 2013/2014 ski season and improved summer visitation at our Colorado resorts. In addition, owned hotel room revenue was favorably impacted by an increase in occupancy and ADR at GTLC in the fourth quarter of Fiscal 2014 compared to Fiscal 2013. Overall, owned occupancy increased by 3.4 percentage points and RevPAR increased 9.6%. Revenue from managed condominium rooms increased $10.7 million, or 24.1%, for Fiscal 2014 compared to Fiscal 2013, and was attributable to $7.1 million of incremental revenue from managed condominium units at Canyons, an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation, as well as an increase in group business at our Colorado resort properties.

Dining revenue for Fiscal 2014 increased $10.2 million, or 30.2%, compared to Fiscal 2013, primarily due to $7.6 million in incremental Canyons dining revenue, as well as increased dining revenue from our Vail and Breckenridge mountain resort properties and an increase in group business at our Keystone resort. Transportation revenue increased $2.4 million, or 12.3%, for Fiscal 2014 compared to Fiscal 2013 primarily due to an increase in total passengers of 15.1%. Other revenue for Fiscal 2014 increased $3.6 million, or 9.4%, as compared to Fiscal 2013, primarily due to an increase in conference services provided to our group business at our Keystone resort and Canyons, increased spa revenue generated by our Colorado mountain properties and Canyons, increased employee housing revenue, an increase in revenue from our central reservations booking services, and increased retail and ancillary revenue from GTLC (during the fourth quarter of Fiscal 2014) and Canyons. These increases were partially offset by a decrease in ancillary revenue at GTLC during the first quarter of Fiscal 2014 due to the early closure in August 2013 of the Colter Bay Marina due to low water levels.

Operating expense (excluding reimbursed payroll costs) increased $27.3 million, or 14.5%, for Fiscal 2014 compared to Fiscal 2013. Labor and labor-related benefits increased $12.6 million, or 13.5%, resulting from incremental labor costs associated with the Canyons, normal wage adjustments, higher staffing levels associated with increased occupancy, and increased staffing for conference services provided to our group business. Other expense increased $11.1 million, or 16.7%, primarily due to incremental expenses associated with Canyons, and higher variable operating costs including food and beverage cost of sales, repairs and maintenance, supplies, travel agent commissions and credit card fees. General and administrative expense increased $3.7 million, or 12.9%, for Fiscal 2014 compared to Fiscal 2013 due to higher allocated corporate costs, including an increase in expenses from our central reservations booking services, and increased marketing and sales expenses.

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

Revenue from owned hotel rooms increased $3.3 million, or 7.4%, for Fiscal 2013 compared to Fiscal 2012, which includes $1.0 million of incremental room revenue from Flagg Ranch for the three months ended October 31, 2012. Owned room revenue was also positively impacted by our Colorado lodging properties, which increased $2.2 million, resulting from improved summer visitation in Fiscal 2013 compared to Fiscal 2012 and an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts during the 2012/2013 ski season. Owned occupancy increased by 4.3 percentage points and RevPAR increased 7.0%. The increase in occupancy and RevPAR is primarily due to an increase in transient business in Breckenridge and transient and group business at our Keystone resort properties. Revenue from managed condominium rooms increased $4.0 million, or 9.9%, for Fiscal 2013 compared to Fiscal 2012, and was attributable to $1.1 million of incremental revenue from managed condominium units at Canyons, additional managed condominium units at Kirkwood, and an increase in transient guest visitation at our managed condominium rooms in Colorado and the Tahoe region due to increased skier visitation during the 2012/2013 ski season compared to the 2011/2012 ski season.

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

Real Estate Segment
Real Estate segment operating results for Fiscal 2014, Fiscal 2013 and Fiscal 2012 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2014	2013	2012	2014/2013	2013/2012
Total Real Estate net revenue	$48,786	$42,309	$47,163	15.3%	(10.3)%
Real Estate operating expense:
Cost of sales (including sales commissions)	41,274	35,503	39,153	16.3%	(9.3)%
Other	14,552	22,587	24,017	(35.6)%	(6.0)%
Total Real Estate operating expense	55,826	58,090	63,170	(3.9)%	(8.0)%
Gain on sale of real property	—	6,675	—	(100)%	nm
Real Estate Reported EBITDA	$(7,040)	$(9,106)	$(16,007)	22.7%	43.1%
Real Estate Reported EBITDA includes $1.7 million, $1.4 million and $2.6 million of stock-based compensation expense for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.
Fiscal 2014
Real Estate segment net revenue for Fiscal 2014 was driven primarily by the closing of eight condominium units at The Ritz-Carlton Residences, Vail ($32.7 million of revenue with an average selling price per unit of $4.1 million and an average price per square foot of $1,367) and eleven condominium units at One Ski Hill Place ($13.9 million of revenue with an average selling price per unit of $1.3 million and an average price per square foot of $988). The average price per square foot for both projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. In addition, Real Estate net revenue included $1.4 million of rental revenue from placing certain of our unsold units into our rental program.

Operating expense for Fiscal 2014 included cost of sales of $38.5 million resulting from the closing of eight condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,120) and from the closing of eleven condominium units at One Ski Hill Place (average cost per square foot of $831). The cost per square foot for both these projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $2.6 million were incurred commensurate with revenue recognized. Other operating expense of $14.6 million (including $1.7 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, other segment operating expense includes $3.8 million (recorded as a credit to other expense) for the recovery of project costs on previously sold units.

Fiscal 2013
Real Estate segment net revenue for Fiscal 2013 was driven primarily by the closing of ten condominium units at The Ritz-Carlton Residences, Vail ($25.7 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,195) and twelve condominium units at One Ski Hill Place ($12.9 million of revenue with an average selling price per unit of $1.1 million and an average price per square foot of $924). In addition, Real Estate net revenue included $1.5 million of rental revenue from placing certain of our unsold units into our rental program. Additionally, during Fiscal 2013 we recorded a gain on sale of real property of $6.7 million (net of $4.4 million in related cost of sales) for a land parcel at the base of Breckenridge's Peak 8 which sold for $11.1 million.

Operating expense for Fiscal 2013 included cost of sales of $32.0 million resulting from the closing of ten condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $987) and from the closing of twelve condominium units at One Ski Hill Place (average cost per square foot of $774). Additionally, sales commissions of approximately $2.4 million were incurred commensurate with revenue recognized. Other operating expense of $22.6 million (including $1.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs which were favorably impacted by a shift in allocated corporate costs to the Mountain and Lodging segments from Fiscal 2012. In addition, included in other segment operating expense is a $2.5 million charge recorded in the fourth quarter of Fiscal 2013 related to a legal dispute on a previously completed project.

Fiscal 2012
Real Estate segment net revenue for Fiscal 2012 was driven primarily by the closing of thirteen condominium units at The Ritz-Carlton Residences, Vail ($33.2 million of revenue with an average selling price per unit of $2.6 million and an average price per square foot of $1,146) and seven condominium units at One Ski Hill Place ($8.6 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $975). In addition to the revenue generated by the closing of units as noted above, Real Estate net revenue also included $1.5 million of rental revenue from placing certain of our unsold units into our rental program.

Operating expense for Fiscal 2012 included cost of sales of $35.4 million resulting from the closing of thirteen condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $976) and from the closing of seven condominium units at One Ski Hill Place (average cost per square foot of $808). Additionally, sales commissions of approximately $2.5 million were incurred commensurate with revenue recognized. Other operating expense of $24.0 million (including $2.6 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other segment operating expense is a $1.4 million charge recorded due to a dispute with contractors and an insurance carrier over the recovery of costs incurred by us in the fourth quarter of Fiscal 2012 for remediation work on a previously completed project. This charge was partially offset by the receipt (in the fourth quarter of Fiscal 2012) of a $1.2 million settlement for alleged damages caused by the architect on the previously completed project (included as a credit to other expense in Fiscal 2012).

Other Items
In addition to segment operating results, the following material items contribute to our overall financial position.
Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2014 and Fiscal 2013 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in acquisitions.
Change in fair value of contingent consideration. A change in fair value of contingent consideration of $1.4 million was recorded as a charge in Fiscal 2014 related to an increase in the estimated fair value of the participating contingent payments to Talisker in conjunction with the Canyons transaction. The estimated fair value of the contingent consideration is $10.5 million as of July 31, 2014.
Loss on extinguishment of debt. In July 2014, we redeemed $175.0 million of our 6.50% Notes outstanding. As a result, we recorded a loss on extinguishment of debt of $10.8 million in Fiscal 2014 in connection with the redemption. The loss includes an early redemption premium of 4.875%, or $8.5 million, for the portion of the principal redeemed, and a $2.3 million write-off of associated unamortized debt issuance costs.
Interest expense, net. Interest expense for both Fiscal 2014 and Fiscal 2013 increased over the applicable prior fiscal year primarily due to $25.3 million and $5.4 million, respectively, of incremental interest expense related to the Canyons obligation recorded in conjunction with the Canyons transaction entered into in May 2013.
Income taxes. Our effective tax rate was 36.0%, 36.5% and 39.5% in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income. Additionally, the income tax provision recorded for Fiscal 2014, 2013, and 2012, reflects $0.3 million, $0.1 million, and $0.3 million, respectively, of income tax benefits primarily due to a reversal of income tax contingencies resulting from the expiration of the statute of limitations.
In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and have reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the IRS completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner's disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS's decision disallowing the utilization of the NOLs was inappropriate. The IRS is entitled to appeal the decision of the District Court to grant the motion for summary judgment and we do not know whether the IRS will do so or, if it does appeal, whether the appeal would be successful. However, at this point, the District Court proceedings have been stayed pending on-going settlement discussions between the parties. We are also a party to two related tax proceedings in the United States Tax Court ("Tax Court") regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagree with the IRS as to the utilization of NOLs. At this time, however, it is uncertain whether or how the potential resolution of the District Court case may affect these Tax Court proceedings. The trial date for Tax Court proceedings has been continued pending on-going settlement discussions between the parties.
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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2014	2013	2012
Mountain Reported EBITDA	$252,050	$228,699	$198,908
Lodging Reported EBITDA	16,724	12,161	6,353
Resort Reported EBITDA	268,774	240,860	205,261
Real Estate Reported EBITDA	(7,040)	(9,106)	(16,007)
Total Reported EBITDA	261,734	231,754	189,254
Depreciation and amortization	(140,601)	(132,688)	(127,581)
Loss on disposal of fixed assets, net	(1,208)	(1,222)	(1,464)
Change in fair value of contingent consideration	(1,400)	—	—
Investment income, net	375	351	469
Interest expense, net	(63,997)	(38,966)	(33,586)
Loss on extinguishment of debt	(10,831)	—	—
Income before provision for income taxes	44,072	59,229	27,092
Provision for income taxes	(15,866)	(21,619)	(10,701)
Net income	28,206	37,610	16,391
Net loss attributable to noncontrolling interests	272	133	62
Net income attributable to Vail Resorts, Inc.	$28,478	$37,743	$16,453

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2014	2013
Long-term debt	$625,600	$795,928
Long-term debt due within one year	1,022	994
Total debt	626,622	796,922
Less: cash and cash equivalents	44,406	138,604
Net Debt	$582,216	$658,318

Liquidity and Capital Resources
Significant Sources of Cash
Historically, we have lower cash available as of our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends primarily due to the seasonality of our Mountain segment operations. Additionally, cash provided by operating activities can be impacted by the timing or mix of closings on and investment in real estate development projects. We had $44.4 million of cash and cash equivalents as of July 31, 2014, compared to $138.6 million as of July 31, 2013. The decrease in cash and cash equivalents from the prior year is primarily driven by the redemption of $175.0 million of our 6.50% Notes outstanding offset by our cash generated from operating activities. We generated $245.9 million of cash from operating activities during Fiscal 2014 compared to $222.4 million and $185.4 million generated during Fiscal 2013 and Fiscal 2012, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

In addition to our $44.4 million of cash and cash equivalents at July 31, 2014, we have $333.2 million available under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.8 million).  We believe the Credit Agreement, which matures in 2019, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Fiscal 2014 compared to Fiscal 2013

We generated $245.9 million of cash from operating activities in Fiscal 2014, an increase of $23.5 million when compared to the $222.4 million of cash generated in Fiscal 2013. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results in Fiscal 2014 compared to Fiscal 2013. Additionally, we generated $42.9 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) in Fiscal 2014 compared to $37.4 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2013. Additionally impacting cash flow from operating activities in Fiscal 2014 was an income tax refund of $6.8 million, payment of $10.6 million for the early redemption tender premium plus accrued interest on $175.0 million of principal redeemed under our 6.5% Notes, and an increase in accounts receivable.

Cash used in investing activities increased by $9.7 million in Fiscal 2014 compared to Fiscal 2013, primarily due to a $23.4 million increase in resort capital expenditures during Fiscal 2014 compared to Fiscal 2013 and the cash receipt of $11.1 million related to the sale of real estate development land at the base of Breckenridge's Peak 8 in Fiscal 2013, partially offset by the acquisition of the Urban ski areas for a combined $20.0 million in Fiscal 2013 and a decrease in payments for commitments in conjunction with the Canyons transaction of $4.2 million.

Cash used in financing activities increased $200.4 million in Fiscal 2014 compared to Fiscal 2013, primarily due to the early redemption of $175.0 million of principal under our 6.50% Notes in Fiscal 2014, an increase in the amount of cash dividends paid on our common stock of $16.7 million during Fiscal 2014 compared to Fiscal 2013, payments for commitments in conjunction with the Canyons transaction of $5.7 million in Fiscal 2014, the payment of financing costs associated with the amended and restated Credit Agreement of $2.0 million in Fiscal 2014, as well as a decrease in proceeds from the exercise of stock options of $1.1 million in Fiscal 2014 compared to Fiscal 2013.

Fiscal 2013 compared to Fiscal 2012

We generated $222.4 million of cash from operating activities in Fiscal 2013, an increase of $37.0 million when compared to the $185.4 million of cash generated in Fiscal 2012. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results in Fiscal 2013 compared to Fiscal 2012. Cash flow from operations was also favorably impacted by a reduction in inventory and an increase in accrued expenses of $24.0 million, partially offset by an increase in prepaid expenses, other assets and income tax payments of $12.9 million. Additionally, we generated $37.4 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) in Fiscal 2013 compared to $39.3 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2012.

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

Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2014, which includes approximately $5 million of capital expenditures for summer-related activities. Included in these estimated capital expenditures is approximately $48 million to $53 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $32 million was spent for capital expenditures in calendar year 2014 as of July 31, 2014, leaving approximately $53 million to $63 million to spend in the remainder of calendar year 2014. Discretionary expenditures for calendar year 2014 include, among other projects, replacing the Centennial Express Lift at Beaver Creek with a new high speed, state-of-the-art combination gondola and chairlift, upgrading the Colorado SuperChair at Breckenridge with a new six-passenger chairlift, room renovations at The Lodge at Vail, an owned RockResort property, investments in our customer data analytics capabilities and expansion of the Cloud Dine restaurant at Canyons. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to execute our capital plans.
In May 2013, we entered into a lease and ancillary transaction documents with Talikser pursuant to which we assumed resort operations of Canyons which includes the ski area and related amenities. The lease between us and Talisker for Canyons has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the lease includes participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments, which includes the acquisition of PCMR, made under the lease by us. As a result of this transaction, we have a long-term debt obligation (including capital lease obligations) of $311.9 million as of July 31, 2014.
On September 11, 2014, we acquired PCMR. The cash purchase price was $182.5 million, subject to certain post-closing adjustments, and was funded through borrowings under the revolver portion of our existing credit facility. We also made a required $10.0 million payment to Talisker under an existing agreement entered into at the time of the Canyons transaction. For additional information, see Note 19, Subsequent Event, of the Notes to Consolidated Financial Statements.
Principal payments on the vast majority of our long-term debt ($624.8 million of the total $626.6 million debt outstanding as of July 31, 2014) are not due until fiscal 2019 and beyond. As of July 31, 2014 and 2013, total long-term debt (including long-term debt due within one year) was $626.6 million and $796.9 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) decreased from $658.3 million as of July 31, 2013 to $582.2 million as of July 31, 2014 primarily due to an increase in cash and cash equivalents adjusted for the early redemption of $175.0 million of principal under our 6.50% Notes.
Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt associated with our employee housing development outstanding as of July 31, 2014. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, as stated above the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs are dependent upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the year ended July 31, 2014, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through July 31, 2014, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the

Indenture, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to $0.4150 per share (or approximately $15.0 million quarterly based upon shares outstanding as of July 31, 2014). For the year ended July 31, 2014, we paid cash dividends of $1.245 per share ($45.0 million in the aggregate). Our dividends were funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2014. We expect that we will continue to meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2015. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which total $626.6 million as of July 31, 2014, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which total $270.6 million as of July 31, 2014, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2014 is as follows (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2015	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$626,622	$1,022	$536	$215,557	$409,507
Fixed Rate Interest (1)	88,151	17,120	34,201	34,145	2,685
Canyons Obligation (2)	1,773,387	25,597	52,741	54,872	1,640,177
Operating Leases and Service Contracts (3)	270,584	37,520	58,099	45,506	129,459
Purchase Obligations and Other (4)	321,501	247,130	62,273	199	11,899
Total Contractual Cash Obligations	$3,080,245	$328,389	$207,850	$350,279	$2,193,727
(1)         The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all debt outstanding as of July 31, 2014 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $52.6 million of variable-rate long-term debt as of July 31, 2014 is held to maturity, and utilizing interest rates in effect at July 31, 2014, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2014 is anticipated to be approximately $1.1 million for each of

Fiscal 2015, Fiscal 2016 and for at least each of the next three years subsequent to Fiscal 2016. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2014, and do not reflect interest obligations on potential future debt.
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
(4)         Purchase obligations and other primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2014 and other commitments for goods and services not yet received, including construction contracts not included on our Consolidated Balance Sheet as of July 31, 2014 in accordance with GAAP.
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
Effect if Actual Results Differ From Assumptions
Based upon the analysis performed throughout Fiscal 2014, the estimated future cash flows of our real estate projects were in excess of their respective carrying values and as such no impairment charge has been recognized. Cash flows require considerable judgment and are sensitive to changes in underlying assumptions and factors such as the ultimate selling price of individual units within a project and the estimated absorption period in which units are expected to be sold. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. For example, as of July 31, 2014, if our anticipated net cash proceeds (after sales concessions, discounts, selling and closing costs) on the remaining inventory of condominium units at One Ski Hill Place in Breckenridge were to decline by approximately 4.0%, compared to our current estimate we may be required to record an impairment charge on this project.
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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1st. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2014 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed and the second step of the goodwill impairment test was not required. However, we determined that our Colorado Lodging reporting unit ($34.4 million of goodwill as of July 31, 2014) within our Lodging segment was at risk of failing step one of the goodwill impairment test, with the fair value of the reporting unit estimated at approximately 13% in excess of its carrying value and therefore is at risk for a future impairment in the event of significant unfavorable changes in the forecasted cash flows, terminal value multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis.
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
Additionally, as a result of the Canyons transaction, we recorded $106.4 million of goodwill which is primarily attributable to expected synergies, including the potential inclusion of a portion of the ski terrain of PCMR in the lease, among other factors. We cannot predict whether we will realize all of the synergies expected from our operation of Canyons, including from the recent acquisition of PCMR on September 11, 2014. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test of the Canyons goodwill will prove to be an accurate prediction of the future.
Tax Contingencies
Description
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, interpretation of tax law, effectively settled issues under audit and new audit activity. A significant amount of time may pass before a particular matter, for which we may have established a reserve, is audited and fully resolved.
Judgments and Uncertainties
The estimates of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($48.9 million as of July 31, 2014), relate to the utilization of Federal NOL carryforwards and the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions

Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $14.5 million for Fiscal 2014.
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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples, and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. Valuing contingent consideration uses probability weighted discounted cash flow projection valuation models, which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates and estimation of the long-term rate of growth for the respective business.
Effect if Actual Results Differ From Assumptions
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our Consolidated Statements of Operations.
We recognize the fair value of contingent consideration at the date of acquisition as part of the consideration transferred to acquire a business. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition taking into consideration changes in financial projections and long-term growth rates, among other factors, that may impact the timing and amount of contingent consideration payments until the term of the agreement has expired or the contingency is resolved. Increases in the fair value of contingent consideration are recorded as losses in our Consolidated Statements of Operations, while decreases in fair value are recorded as gains.

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

In May 2013, we entered into a long-term lease pursuant to which we assumed the operations of Canyons which includes the ski terrain and related amenities. The lease has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. As lease payments increase annually, there can be no assurance that these increases will be off-set by increased cash flow generated from operations at Canyons.
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties and our mountain resort golf courses occur during the summer months while the winter season results in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations and golf operations are not nearly sufficient to fully offset our off-season losses from our mountain and other lodging operations. During Fiscal 2014, 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 14, Selected Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2014, we had $52.6 million of variable rate indebtedness, representing approximately 8.4% of our total debt outstanding, at an average interest rate during Fiscal 2014 of 0.2%. Based on variable-rate borrowings outstanding as of July 31, 2014, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2014, 2013 and 2012

Management’s Report on Internal Control Over Financial Reporting	F- 2

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Financial Statements
Consolidated Balance Sheets	F- 4
Consolidated Statements of Operations	F- 5
Consolidated Statements of Comprehensive Income	F- 6
Consolidated Statements of Stockholders’ Equity	F- 7
Consolidated Statements of Cash Flows	F- 8
Notes to Consolidated Financial Statements	F- 9

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	69

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management concluded that, as of July 31, 2014, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2014, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 23, 2014

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$44,406	$138,604
Restricted cash	13,181	12,624
Trade receivables, net of allowances of $681 and $478, respectively	95,977	79,037
Inventories, net of reserves of $2,136 and $1,760, respectively	67,183	68,318
Deferred income taxes (Note 10)	29,249	25,190
Other current assets	25,050	19,696
Total current assets	275,046	343,469
Property, plant and equipment, net (Note 6)	1,147,990	1,169,288
Real estate held for sale and investment	157,858	195,230
Deferred charges and other assets	97,284	97,267
Goodwill, net (Note 6)	378,148	381,699
Intangible assets, net (Note 6)	117,523	121,344
Total assets	$2,173,849	$2,308,297
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$289,218	$269,519
Income taxes payable	33,966	42,822
Long-term debt due within one year (Note 4)	1,022	994
Total current liabilities	324,206	313,335
Long-term debt (Note 4)	625,600	795,928
Other long-term liabilities (Note 6)	260,681	242,906
Deferred income taxes (Note 10)	128,562	118,259
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, and 41,152,800 and 40,903,731 shares issued, respectively	412	409
Additional paid-in capital	612,322	598,675
Accumulated other comprehensive loss	(199)	(67)
Retained earnings	401,500	418,043
Treasury stock, at cost; 4,949,111 shares (Note 15)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	820,843	823,868
Noncontrolling interests	13,957	14,001
Total stockholders’ equity	834,800	837,869
Total liabilities and stockholders’ equity	$2,173,849	$2,308,297
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2014	2013	2012
Net revenue:
Mountain	$963,573	$867,514	$766,608
Lodging	242,287	210,974	210,623
Real Estate	48,786	42,309	47,163
Total net revenue	1,254,646	1,120,797	1,024,394
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	712,785	639,706	568,578
Lodging	225,563	198,813	204,270
Real Estate	55,826	58,090	63,170
Total segment operating expense	994,174	896,609	836,018
Other operating (expense) income:
Depreciation and amortization	(140,601)	(132,688)	(127,581)
Change in fair value of contingent consideration (Note 5)	(1,400)	—	—
Loss on disposal of fixed assets, net	(1,208)	(1,222)	(1,464)
Gain on sale of real property	—	6,675	—
Income from operations	117,263	96,953	59,331
Mountain equity investment income, net	1,262	891	878
Investment income, net	375	351	469
Interest expense, net	(63,997)	(38,966)	(33,586)
Loss on extinguishment of debt (Note 4)	(10,831)	—	—
Income before provision for income taxes	44,072	59,229	27,092
Provision for income taxes (Note 10)	(15,866)	(21,619)	(10,701)
Net income	$28,206	$37,610	$16,391
Net loss attributable to noncontrolling interests	272	133	62
Net income attributable to Vail Resorts, Inc.	$28,478	$37,743	$16,453
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$0.79	$1.05	$0.46
Diluted net income per share attributable to Vail Resorts, Inc.	$0.77	$1.03	$0.45
Cash dividends declared per share	$1.245	$0.79	$0.675

The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2014	2013	2012
Net income	$28,206	$37,610	$16,391
Foreign currency translation adjustments, net of tax	(132)	188	(255)
Comprehensive income	28,074	37,798	16,136
Comprehensive loss attributable to noncontrolling interests	272	133	62
Comprehensive income attributable to Vail Resorts, Inc.	$28,346	$37,931	$16,198
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2011	40,334,973	$403	$575,689	$416,458	$(162,827)	$—	$829,723	$13,996	$843,719
Comprehensive income (loss):
Net income (loss)	—	—	—	16,453	—	—	16,453	(62)	16,391
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(255)	(255)	—	(255)
Total comprehensive income (loss)							16,198	(62)	16,136
Stock-based compensation (Note 16)	—	—	11,999	—	—	—	11,999	—	11,999
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	196,231	2	(2,550)	—	—	—	(2,548)	—	(2,548)
Tax benefit from share award plan	—	—	1,553	—	—	—	1,553	—	1,553
Repurchases of common stock (Note 15)					(30,365)	—	(30,365)		(30,365)
Dividends	—	—	—	(24,249)	—	—	(24,249)	—	(24,249)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	83	83
Balance, July 31, 2012	40,531,204	405	586,691	408,662	(193,192)	(255)	802,311	14,017	816,328
Comprehensive income (loss):
Net income (loss)	—	—	—	37,743	—	—	37,743	(133)	37,610
Foreign currency translation adjustments, net of tax	—	—	—	—	—	188	188	—	188
Total comprehensive income (loss)							37,931	(133)	37,798
Stock-based compensation (Note 16)	—	—	12,349	—	—	—	12,349	—	12,349
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	372,527	4	(4,606)	—	—	—	(4,602)	—	(4,602)
Tax benefit from share award plan	—	—	4,241	—	—	—	4,241	—	4,241
Dividends	—	—	—	(28,362)	—	—	(28,362)	—	(28,362)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	117	117
Balance, July 31, 2013	40,903,731	409	598,675	418,043	(193,192)	(67)	823,868	14,001	837,869
Comprehensive income (loss):
Net income (loss)	—	—	—	28,478	—	—	28,478	(272)	28,206
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(132)	(132)	—	(132)
Total comprehensive income (loss)							28,346	(272)	28,074
Stock-based compensation (Note 16)	—	—	14,224	—	—	—	14,224	—	14,224
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	249,069	3	(4,738)	—	—	—	(4,735)	—	(4,735)
Tax benefit from share award plan	—	—	4,161	—	—	—	4,161	—	4,161
Dividends	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	228	228
Balance, July 31, 2014	41,152,800	$412	$612,322	$401,500	$(193,192)	$(199)	$820,843	$13,957	$834,800
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$28,206	$37,610	$16,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,601	132,688	127,581
Cost of real estate sales	37,400	32,076	34,912
Stock-based compensation expense	14,224	12,349	11,999
Deferred income taxes, net	6,219	(8,125)	9,243
Canyons obligation accreted interest expense	5,544	985	—
Change in fair value of contingent consideration	1,400	—	—
Gain on sale of real property	—	(6,675)	—
Loss on extinguishment of debt	10,831	—	—
Payment of tender premium	(8,531)	—	—
Other non-cash income, net	(8,570)	(8,093)	(6,041)
Changes in assets and liabilities:
Restricted cash	(559)	1,647	(1,733)
Accounts receivable, net	(17,007)	(11,715)	(2,577)
Inventories, net	1,332	(105)	(10,853)
Investments in real estate	(642)	(2,145)	(2,160)
Accounts payable and accrued liabilities	20,724	19,774	(2,515)
Income taxes payable	12,198	21,717	(305)
Other assets and liabilities, net	2,508	435	11,477
Net cash provided by operating activities	245,878	222,423	185,419
Cash flows from investing activities:
Capital expenditures	(118,305)	(94,946)	(132,625)
Acquisition of businesses	—	(19,958)	(23,479)
Cash received from sale of real property	—	11,090	—
Other investing activities, net	399	(4,424)	150
Net cash used in investing activities	(117,906)	(108,238)	(155,954)
Cash flows from financing activities:
Payments on tender of 6.50% Notes	(175,000)	—	—
Proceeds from borrowings under other long-term debt	—	96,000	56,000
Payments of other long-term debt	(998)	(97,011)	(57,052)
Repurchases of common stock	—	—	(30,365)
Dividends paid	(45,021)	(28,362)	(24,249)
Other financing activities, net	(1,193)	7,583	2,144
Net cash used in financing activities	(222,212)	(21,790)	(53,522)
Effect of exchange rate changes on cash and cash equivalents	42	156	(33)
Net (decrease) increase in cash and cash equivalents	(94,198)	92,551	(24,090)
Cash and cash equivalents:
Beginning of period	$138,604	$46,053	$70,143
End of period	$44,406	$138,604	$46,053
Cash paid for interest, net of amounts capitalized	$57,217	$34,222	$30,212
Taxes (refunded) paid, net	$(6,787)	$3,984	$216
The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) currently operate in three business segments: Mountain, Lodging and Real Estate.
In the Mountain segment, the Company operates eight world-class mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; the Canyons mountain resort in Park City, Utah; and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. These mountain resorts (with the exception of Northstar, Canyons and the Urban ski areas) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).
In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s mountain resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses.
Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.
The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April. The Company’s operations at its NPS concessionaire properties and its golf courses generally operate from mid-May through mid-October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 8, Variable Interest Entities).

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
Restricted Cash-- Restricted cash primarily represents amounts held as state-regulated reserves for self-insured workers’ compensation claims.
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

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million. The Company capitalized zero, zero and $0.1 million of interest on non-real estate projects during the years ended July 31, 2014, 2013 and 2012, respectively.
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
Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use. Additionally, the Company records depreciation on completed condominium units that are placed in rental programs until such units are sold. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded. The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction. The Company did not capitalize interest on real estate development projects during the years ended July 31, 2014 , 2013 and 2012.
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
The testing for impairment consists of a comparison of the fair value of the assets with their carrying values. If the carrying amount of the assets exceed its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the assets does not exceed the fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units using discounted cash flow analyses. The fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill or significant intangible assets during the years ended July 31, 2014, 2013 and 2012.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended July 31, 2014, 2013 and 2012.
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

•
Revenue from non-refundable private club initiation fees are recognized over the estimated life of the facilities on a straight-line basis upon inception of the club. As of July 31, 2014, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 19 years. Additionally, certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

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
Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees, the Company records deferred revenue related to the sale of season ski passes. The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the ski season based on this estimate, or on a straight-line basis if usage patterns cannot be determined based on available historical data.
Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation claims, third-party loss contingencies, property taxes and loyalty reward programs among other items. The Company estimates the probable costs related to these liabilities that will be incurred and records that amount as a liability in its consolidated financial statements. Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as incurred.
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2014, 2013 and 2012 was $25.7 million, $25.5 million and $22.2 million, respectively. Prepaid advertising costs as of July 31, 2014 and 2013 was $0.2 million and $0.4 million, respectively and are reported within “other current assets” in the Company’s Consolidated Balance Sheets.
Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to some uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement (see Note 10, Income Taxes, for more information).
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds and other long-term debt (Note 4, Long-Term Debt) have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair value of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2014 and 2013 is presented below (in thousands):

	July 31, 2014		July 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Notes	$215,000	$223,600	$390,000	$409,500
Industrial Development Bonds	$41,200	$48,003	$41,200	$47,512
Other long-term debt	$5,163	$5,758	$5,383	$5,852
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 16, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2014, 2013 and 2012 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2014	2013	2012
Mountain stock-based compensation expense	$10,292	$9,007	$7,614
Lodging stock-based compensation expense	2,203	1,917	1,744
Real estate stock-based compensation expense	1,729	1,425	2,641
Pre-tax stock-based compensation expense	14,224	12,349	11,999
Less: benefit from income taxes	5,435	4,709	4,567
Net stock-based compensation expense	$8,789	$7,640	$7,432
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
New Accounting Standards-- In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company's 2018 first fiscal quarter), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the years ended July 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended July 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$28,478	$28,478	$37,743	$37,743	$16,453	$16,453
Weighted-average shares outstanding	36,127	36,127	35,859	35,859	36,004	36,004
Effect of dilutive securities	—	930	—	874	—	669
Total shares	36,127	37,057	35,859	36,733	36,004	36,673
Net income per share attributable to Vail Resorts	$0.79	$0.77	$1.05	$1.03	$0.46	$0.45
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 17,000, 19,000 and 36,000 for the years ended July 31, 2014, 2013 and 2012, respectively.
In fiscal 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, the Company's Board of Directors has annually approved an increase to the cash dividend on the Company's common stock and on March 10, 2014, the Company’s Board of Directors approved an increase of 100% in the annual cash dividend to an annual rate of $1.66 per share, subject to quarterly declaration. For the year ended July 31, 2014, the Company paid cash dividends of $1.245 per share ($45.0 million in the aggregate). On September 23, 2014 the Company’s Board of Directors approved a quarterly cash dividend of $0.4150 per share payable on October 22, 2014 to stockholders of record as of October 7, 2014.

4.	Long-Term Debt
Long-term debt as of July 31, 2014 and 2013 is summarized as follows (in thousands):

	Fiscal Year Maturity (a)	July 31, 2014	July 31, 2013
Credit Facility Revolver (b)	2019	$—	$—
Industrial Development Bonds (c)	2020	41,200	41,200
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.50% Notes (e)	2019	215,000	390,000
Canyons obligation (f)	2063	311,858	306,320
Other (g)	2015-2029	5,989	6,827
Total debt		626,622	796,922
Less: Current maturities (h)		1,022	994
Long-term debt		$625,600	$795,928

(a)	Maturities are based on the Company’s July 31 fiscal year end.

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

Key modifications to the senior credit facility included, among other things, the extension of the maturity on the revolving credit facility from January 2016 to March 2019; decreased grid pricing for interest rate margins (as of July 31, 2014, under the amended credit facility, at LIBOR plus 1.25%) and commitment fees (as of July 31, 2014, under the amended credit facility, at 0.25%); increased letter of credit availability (under the amended credit facility, to $200 million); increased swing line loan availability (under the amended credit facility, to $75 million); and the expansion of baskets for improved flexibility in the Company’s ability to incur debt, pay, prepay, redeem and repurchase unsecured debt, dispose of assets, and make investments and distributions.  In addition, under the amended credit facility and subject to VHI meeting all compliance restrictions, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate amount not to exceed the greater of (i) $700 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement.
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

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.16% to 0.21% as of July 31, 2014).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2014 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
On April 25, 2011, the Company completed a private offering for $390 million of 6.50% Notes the proceeds of which, along with available cash resources, were used to purchase the outstanding $390 million principal amount of the 6.75% Senior Subordinated Notes ("6.75% Notes") and pay related premiums, fees and expenses. The 6.50% Notes have a fixed annual interest rate of 6.50% and will mature May 1, 2019 with no principal payments due until maturity. The Company has certain early redemption options under the terms of the 6.50% Notes. The premium for early redemption of the 6.50% Notes ranges from 4.875% to 0%, depending on the date of redemption. The 6.50% Notes are subordinated to certain of the Company’s debts, including the Credit Agreement, and will be subordinated to certain of the Company’s future debts. The Company’s payment obligations under the 6.50% Notes are jointly and severally guaranteed by substantially all of the Company’s current and future domestic subsidiaries. The indenture governing the 6.50% Notes contains restrictive covenants, which, among other things, limit the ability of Vail Resorts and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Parent Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. Pursuant to the registration rights agreement executed as part of the offering of the 6.50% Notes, the Company agreed to file a registration statement for an exchange offer registered under the Securities Act of 1933. The registration statement was declared effective on November 16, 2011, and on November 17, 2011, the Company commenced its offer to exchange up to $390.0 million principal amount of newly issued 6.50% Notes, registered under the Securities Act of 1933, for a like principal amount of its outstanding privately placed 6.50% Notes. The exchange offer expired on December 16, 2011 and all of the 6.50% Notes were tendered and exchanged for the new substantially identical registered notes.

On July 7, 2014, the Company redeemed $175.0 million of the 6.50% Notes. As a result, the Company incurred an early redemption premium of 4.875%, or $8.5 million, for the portion of the principal redeemed, which was recorded, along with a write-off of $2.3 million of unamortized debt issuance costs, as a loss on extinguishment of debt during the year ended July 31, 2014. As of July 31, 2014, $215.0 million of the 6.50% Notes remain outstanding.

(f)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement (the "Transaction Agreement") with affiliate companies of Talisker Corporation ("Talisker") pursuant to which the parties entered into a master lease agreement (the "Lease") and certain ancillary transaction documents on May 29, 2013 related to the Canyons mountain resort (see Note 5, Acquisitions), pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual fixed payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. The Parent Company has guaranteed the payments under the Lease. The obligation at July 31, 2014 represents future fixed lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $6.5 million.

(g)
Other obligations primarily consist of a $5.2 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and capital leases totaling $0.8 million. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 0.2% to 6.0% and have maturities ranging from in the year ending July 31, 2015 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.
Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2014 reflected by fiscal year are as follows (in thousands):

Total
2015	$1,022
2016	266
2017	270
2018	271
2019	215,286
Thereafter	409,507
Total debt	$626,622

The Company recorded gross interest expense of $64.0 million, $39.0 million and $33.7 million for the years ended July 31, 2014, 2013 and 2012, respectively, of which $1.9 million, $2.0 million and $1.9 million was amortization of deferred financing costs. The Company capitalized zero, zero and $0.1 million of interest during the years ended July 31, 2014, 2013 and 2012, respectively. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

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
Additionally, the transaction documents set forth the rights and obligations of the parties with respect to the acquisition of certain real estate and personal property, future resort development, access, water rights, intellectual property, transition services, and rights with respect to litigation between the then current operator of the Park City Mountain Resort ("PCMR") and Talisker related to the validity of a lease of the Talisker owned land under the ski terrain of PCMR (excluding the base area).
The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Acquisition Date Fair Value
Accounts receivable	$2,211
Other current assets	1,698
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	127,885
Deferred income tax assets, net	11,869
Intangible assets	30,700
PCMR deposit	57,800
Goodwill	106,414
Total identifiable assets acquired	$344,052
Accounts payable and accrued liabilities	$6,723
Deferred revenue	1,134
Other liabilities	21,766
Canyons obligation	305,329
Contingent consideration	9,100
Total liabilities assumed	$344,052

Land and certain improvements under the PCMR ski area was subject to litigation at the transaction date. As such, the Company recorded a deposit ("PCMR deposit") for the potential future interests in the land and associated improvements at its estimated fair value at the transaction date. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized was attributable primarily to expected synergies, including the potential inclusion of a portion of the ski terrain of PCMR in the Lease, the assembled workforce of Canyons and other factors. The Company believes that for income tax purposes the lease payments should primarily be treated as payments of a debt obligation and that the tax basis of the goodwill is deductible. As a result, the Company recorded an adjustment to its preliminary purchase price allocation of $32.9 million, which reduced deferred income tax assets, net with a corresponding increase to goodwill and has reflected this as a retrospective adjustment as of July 31, 2013 (including the Supplemental Consolidating Condensed Balance Sheet - see Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries). The intangible assets have a weighted-average amortization period of approximately 50 years. Additionally, the Company recorded $20.3 million at the transaction date in additional consideration associated with certain Talisker obligations, primarily related to resort development.
The following table shows the composition of Canyons property, plant and equipment recorded under capital leases as of July 31, 2014 and 2013:

	July 31,
	2014	2013
Land	$18,500	$18,500
Land improvements	29,980	29,980
Buildings and building improvements	32,800	32,800
Machinery and equipment	46,605	44,774
Gross property, plant and equipment	127,885	126,054
Accumulated depreciation	(7,596)	(1,065)
Property, plant and equipment, net	$120,289	$124,989

As of July 31, 2014, the Canyons obligation was $311.9 million, which represents the estimated annual fixed lease payments for the remaining 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. Future minimum lease payments under the Lease as of July 31, 2014 reflected by fiscal year are as follows (in thousands):

2015	$25,589
2016	26,101
2017	26,623
2018	27,156
2019	27,699
Thereafter	1,952,077
Total future minimum lease payments	2,085,245
Less amount representing interest	(1,773,387)
Net future minimum lease payments	$311,858

The Lease also provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). The Company estimated the likelihood and timing of achieving the relevant thresholds for the Contingent Consideration payments using discounted cash flow projection valuation models. The Company considered two probability weighed models to calculate projected EBITDA performance; (1) Canyons on a standalone basis, and (2) Canyons plus the inclusion of the ski terrain of PCMR (excluding the base area) in the Lease. The models considered the following factors: (i) an estimation of the long-term rate of EBITDA growth at 5.5% after the initial five years of operations; (ii) estimated annual capital expenditures between $10.0 million to $15.0 million in the initial five years of operations, subsequently growing at inflation of 3%; (iii) threshold amount increased by an inflation linked index of 2%; and (iv) a discount rate of 15%. During the year ended July 31, 2014, the Company recorded an increase of $1.4 million in the estimated fair value of the participating contingent payments, and recorded a related charge to income from operations. The estimated fair value of the contingent consideration is $10.5 million as of July 31, 2014 and this liability is recorded in other long-term liabilities in the Consolidated Balance Sheets.
The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $67.2 million of net revenue, including an allocated portion of season pass revenue based on skier visits, for the year ended July 31, 2014 and $3.9 million of net revenue for the year ended July 31, 2013.
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

Urban Ski Areas

In December 2012, the Company acquired all of the assets of two ski areas in the Midwest, Afton Alps in Minnesota and Mount Brighton in Michigan, for total cash consideration of $20.0 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and recorded $17.8 million in property, plant and equipment, $1.0 million in other assets, $2.0 million in goodwill, $1.0 million in other intangible assets (with a weighted-average amortization period of 10 years), and $1.8 million of assumed liabilities on the date of acquisition. The operating results of Afton Alps and Mount Brighton are reported within the Mountain segment.

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

Skiinfo

On February 1, 2012, the Company acquired the capital stock of Skiinfo, AS, a Norwegian company which owns and operates several European websites focused on the ski and snowboarding industry, for total cash consideration of $5.7 million, net of cash assumed. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and recorded $2.4 million in property plant and equipment, $2.7 million in other assets, $1.8 million in goodwill, $0.7 million in indefinite-lived intangible assets, $0.5 million in other intangible assets (with a weighted-average amortization period of 6.7 years), and $2.6 million of assumed liabilities on the date of acquisition. The operating results of Skiinfo are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2014	2013
Land and land improvements	$348,328	$343,982
Buildings and building improvements	907,280	884,307
Machinery and equipment	700,745	646,102
Furniture and fixtures	269,209	259,693
Software	98,653	92,553
Vehicles	55,724	49,356
Construction in progress	31,487	49,102
Gross property, plant and equipment	2,411,426	2,325,095
Accumulated depreciation	(1,263,436)	(1,155,807)
Property, plant and equipment, net	$1,147,990	$1,169,288
Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2014, 2013 and 2012 totaled $136.6 million, $130.2 million and $124.5 million, respectively.
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2014	2013
Goodwill
Goodwill	$395,502	$399,053
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	378,148	381,699
Indefinite-lived intangible assets
Gross indefinite-lived intangible assets	100,834	100,889
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	76,121	76,176
Amortizable intangible assets
Gross amortizable intangible assets	91,233	90,990
Accumulated amortization	(49,831)	(45,822)
Amortizable intangible assets, net	41,402	45,168
Total gross intangible assets	192,067	191,879
Total accumulated amortization	(74,544)	(70,535)
Total intangible assets, net	$117,523	$121,344
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2014, 2013 and 2012 totaled $4.0 million, $2.5 million and $3.1 million, respectively, and is estimated to be approximately $2.6 million annually, on average, for the next five fiscal years.
The Company recorded a measurement period adjustment to its Canyons preliminary purchase price allocation of $32.9 million which resulted in an increase to goodwill with a corresponding reduction to deferred income tax assets, net and has reflected this as a retrospective adjustment as of July 31, 2013.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2014 and 2013 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2012	$209,299	$60,470	$269,769
Acquisitions	104,224	7,671	111,895
Effects of changes in foreign currency exchange rates	35	—	35
Balance at July 31, 2013	313,558	68,141	381,699
Acquisition (measurement period adjustments)	(3,220)	(242)	(3,462)
Effects of changes in foreign currency exchange rates	(89)	—	(89)
Balance at July 31, 2014	$310,249	$67,899	$378,148
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2014	2013
Trade payables	$71,823	$61,364
Deferred revenue	110,566	93,759
Accrued salaries, wages and deferred compensation	29,833	27,946
Accrued benefits	21,351	19,787
Deposits	15,272	14,331
Accrued interest	5,429	8,018
Other accruals	34,944	44,314
Total accounts payable and accrued liabilities	$289,218	$269,519

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2014	2013
Private club deferred initiation fee revenue	$128,824	$131,760
Unfavorable lease obligation, net	31,338	34,037
Other long-term liabilities	100,519	77,109
Total other long-term liabilities	$260,681	$242,906

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2014:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $7.5 million and $7.1 million as of July 31, 2014 and 2013, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $4.2 million and $3.8 million as of July 31, 2014 and 2013, respectively. During the years ended July 31, 2014, 2013 and 2012, distributions in the amounts of $1.0 million, $0.7 million and $0.8 million, respectively, were received from equity method affiliates.

8.	Variable Interest Entities
The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements. As a group, as of July 31, 2014, the Employee Housing Entities had total assets of $27.6 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.5 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company has issued under its Credit Agreement $53.4 million letters of credit related to Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2014.

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
The table below summarizes the Company’s cash equivalents and Contingent Consideration (see Note 5, Acquisitions) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2014
Description	Balance at July 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,022	$9,022	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$880	$—	$880	$—

Liabilities:
Contingent Consideration	$10,500	$—	$—	$10,500

	Fair Value Measurement as of July 31, 2013
Description	Balance at July 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$34,029	$34,029	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration	$9,100	$—	$—	$9,100
The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company's valuation techniques and Level 3 inputs used to estimate the fair value of Contingent Consideration in connection with the Canyons transaction are described in Note 5, Acquisitions.
The following change in Contingent Consideration during the year ended July 31, 2014 was as follows:

Balance at July 31, 2013	$9,100
Change in fair value	1,400
Balance at July 31, 2014	$10,500

10.	Income Taxes

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
The Company has state (primarily California) and foreign NOL carryforwards totaling $35.3 million of which the state NOL carryforwards expire by the year ending July 31, 2031. As of July 31, 2014, the Company has recorded a valuation allowance on $30.4 million of state and foreign NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2014	2013
Deferred income tax liabilities:
Fixed assets	$154,874	$150,697
Intangible assets	46,980	40,992
Real estate and other investments	—	—
Total	201,854	191,689
Deferred income tax assets:
Canyons obligation	18,481	17,614
Deferred membership revenue	19,643	19,383
Real estate and other investments	7,130	5,470
Deferred compensation and other accrued benefits	11,180	9,872
Stock-based compensation	15,309	14,199
Unfavorable lease obligation, net	12,995	14,189
Net operating loss carryforwards and other tax credits	3,984	3,565
Other, net	16,836	17,390
Total	105,558	101,682
Valuation allowance for deferred income taxes	(3,017)	(3,062)
Deferred income tax assets, net of valuation allowance	102,541	98,620
Net deferred income tax liability	$99,313	$93,069
The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2014	2013
Net current deferred income tax asset	$29,249	$25,190
Net non-current deferred income tax asset	—	—
Net non-current deferred income tax liability	128,562	118,259
Net deferred income tax liability	$99,313	$93,069

The Company recorded a measurement period adjustment to its Canyons preliminary purchase price allocation of $32.9 million which resulted in an increase to the net deferred income tax liability and has reflected this as a retrospective adjustment as of July 31, 2013.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2014	2013	2012
Current:
Federal	$8,082	$25,753	$1,407
State	1,565	3,991	51
Total current	9,647	29,744	1,458
Deferred:
Federal	5,470	(7,175)	7,682
State	749	(950)	1,561
Total deferred	6,219	(8,125)	9,243
Provision for income taxes	$15,866	$21,619	$10,701
A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States Federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2014	2013	2012
At U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of Federal benefit	3.4%	3.3%	3.1%
Nondeductible meals or entertainment	0.7%	0.4%	0.7%
General business credits	(1.7)%	(1.2)%	(2.3)%
Nondeductible compensation	—%	—%	2.2%
Domestic production deduction	(1.4)%	(1.2)%	—%
Other	—%	0.2%	0.8%
	36.0%	36.5%	39.5%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

Unrecognized Tax Benefits
Balance as of August 1, 2011	$26,573
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(302)
Settlements	—
Balance as of July 31, 2012	$26,271
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(66)
Settlements	—
Balance as of July 31, 2013	$26,205
Additions based on tax positions related to the current year	21,082
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(314)
Settlements	—
Balance as of July 31, 2014	$46,973

The Company's unrecognized tax benefits associated with uncertain tax positions primarily relate to utilization of Federal NOL carryforwards, as discussed above, and the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible.

The unrecognized tax benefits for the utilization of Federal NOL carry forwards recorded in other long-term liabilities, if recognized, would decrease the Company’s effective tax rate. In addition, the Company does not anticipate a significant change to its unrecognized tax benefits during the twelve months ending July 31, 2015, subject to resolution of the legal proceedings associated with the utilization of Federal NOL carryforwards as previously discussed. The Company’s policy is to accrue income tax related interest and penalties, if applicable, within income tax expense. As of July 31, 2014 and 2013, accrued interest and penalties, net of tax, was $1.9 million and $1.8 million, respectively. For the years ended July 31, 2014, 2013 and 2012, the Company recognized as income tax expense (benefit) $0.1 million, zero and $(0.1) million of interest expense (income) and penalties, net of tax, respectively.

The Company's major tax jurisdictions in which it files income tax returns is the U.S. federal and various state jurisdictions. The IRS has completed its examination of the Company’s tax returns for tax years 2001 through 2003 and has issued a report of its findings. As discussed above, the examiner’s primary finding is the disallowance of the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million of NOL carryforwards; however, the Company has filed a complaint in Federal court. With the exception of the utilization of federal NOL carryforwards as discussed above, the Company is no longer subject to U.S. Federal examinations for tax years prior to 2010. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2006.

11.	Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2014, 2013 and 2012 were $7.0 million, $7.0 million, and $6.9 million, respectively.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE has been the broker for several of the Company’s developments. The Company recorded net real estate commissions expense of zero, $0.3 million and $0.9 million for payments made to SSF/VARE during the years ended July 31, 2014, 2013 and 2012, respectively. SSF/VARE leases space for real estate offices from the Company.

The Company recognized approximately $0.5 million, $0.5 million and $0.4 million in revenue related to these leases for the years ended July 31, 2014, 2013 and 2012, respectively.

12.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2014 and 2013, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.
Guarantees/Indemnifications
As of July 31, 2014, the Company had various other letters of credit in the amount of $58.9 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc., a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10.25% increasing to 11% of assets under lease over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, beginning in fiscal 2013 the leases provide for the payment of percentage rent at a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option.

In addition, the Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.
Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2014, 2013 and 2012, the Company recorded lease expense (including Northstar), excluding executory costs, related to these agreements of $37.3 million, $35.1 million and $34.0 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
Future minimum operating lease payments under the above leases as of July 31, 2014 reflected by fiscal year are as follows (in thousands):

2015	$31,242
2016	28,382
2017	26,617
2018	24,198
2019	21,308
Thereafter	129,459
Total	$261,206
Self Insurance
The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2014 and 2013, the accrual for loss contingencies was not material individually and in the aggregate.

13.	Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts/ski areas and related ancillary activities. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2014	2013	2012
Net revenue:
Lift tickets	$447,271	$390,820	$342,500
Ski school	109,442	95,254	84,292
Dining	89,892	81,175	68,376
Retail/rental	210,387	199,418	181,772
Other	106,581	100,847	89,668
Total Mountain net revenue	963,573	867,514	766,608
Lodging	242,287	210,974	210,623
Resort	1,205,860	1,078,488	977,231
Real estate	48,786	42,309	47,163
Total net revenue	$1,254,646	$1,120,797	$1,024,394
Segment operating expense:
Mountain	$712,785	$639,706	$568,578
Lodging	225,563	198,813	204,270
Resort	938,348	838,519	772,848
Real estate	55,826	58,090	63,170
Total segment operating expense	$994,174	$896,609	$836,018
Gain on sale of real property	$—	$6,675	$—
Mountain equity investment income, net	$1,262	$891	$878
Reported EBITDA:
Mountain	$252,050	$228,699	$198,908
Lodging	16,724	12,161	6,353
Resort	268,774	240,860	205,261
Real estate	(7,040)	(9,106)	(16,007)
Total Reported EBITDA	$261,734	$231,754	$189,254
Real estate held for sale and investment	$157,858	$195,230	$237,668
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$261,734	$231,754	$189,254
Depreciation and amortization	(140,601)	(132,688)	(127,581)
Change in fair value of contingent consideration	(1,400)	—	—
Loss on disposal of fixed assets, net	(1,208)	(1,222)	(1,464)
Investment income, net	375	351	469
Interest expense, net	(63,997)	(38,966)	(33,586)
Loss on extinguishment of debt	(10,831)	—	—
Income before provision for income taxes	44,072	59,229	27,092
Provision for income taxes	(15,866)	(21,619)	(10,701)
Net income	28,206	37,610	16,391
Net loss attributable to noncontrolling interests	272	133	62
Net income attributable to Vail Resorts, Inc.	$28,478	$37,743	$16,453

14.	Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2014
	Year Ended July 31, 2014	Quarter Ended, July 31, 2014	Quarter Ended, April 30, 2014	Quarter Ended, January 31, 2014	Quarter Ended, October 31, 2013
Mountain revenue	$963,573	$53,999	$460,587	$391,656	$57,331
Lodging revenue	242,287	62,593	66,293	56,187	57,214
Real estate revenue	48,786	18,896	16,167	4,877	8,846
Total net revenue	1,254,646	135,488	543,047	452,720	123,391
Income (loss) from operations	117,263	(94,493)	203,165	110,695	(102,104)
Net income (loss)	28,206	(75,423)	117,866	59,200	(73,437)
Net income (loss) attributable to Vail Resorts, Inc.	$28,478	$(75,355)	$117,946	$59,263	$(73,376)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.79	$(2.08)	$3.26	$1.64	$(2.04)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.77	$(2.08)	$3.18	$1.60	$(2.04)

	2013
	Year Ended July 31, 2013	Quarter Ended, July 31, 2013	Quarter Ended, April 30, 2013	Quarter Ended, January 31, 2013	Quarter Ended, October 31, 2012
Mountain revenue	$867,514	$51,844	$402,017	$361,741	$51,912
Lodging revenue	210,974	58,089	53,834	46,543	52,508
Real estate revenue	42,309	2,372	13,840	14,167	11,930
Total net revenue	1,120,797	112,305	469,691	422,451	116,350
Income (loss) from operations	96,953	(84,053)	165,342	105,963	(90,299)
Net income (loss)	37,610	(59,904)	97,588	60,529	(60,603)
Net income (loss) attributable to Vail Resorts, Inc.	$37,743	$(59,868)	$97,640	$60,551	$(60,580)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.05	$(1.67)	$2.72	$1.69	$(1.70)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.03	$(1.67)	$2.66	$1.65	$(1.70)

15.	Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the years ended July 31, 2014 and 2013. Since inception of this stock repurchase program through July 31, 2014, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

16.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 7.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2014, approximately 2.2 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2014, 2013 and 2012 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2014	2013	2012
Expected volatility	41.2%	42.6%	42.8%
Expected dividends	1.2%	1.5%	1.5%
Expected term (average in years)	5.5-5.9	6.0-6.2	5.1-5.3
Risk-free rate	0.1-2.8%	0.2-1.6%	0.1-2.2%
The Company has estimated forfeiture rates that range from 0.0% to 20.0% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2014. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option and SARs award activity under the Plan as of July 31, 2012, 2013 and 2014, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at, August 1, 2011	2,661	$32.02
Granted	651	41.94
Exercised	(74)	27.10
Forfeited or expired	(68)	30.77
Outstanding at, July 31, 2012	3,170	$34.20
Granted	412	57.43
Exercised	(735)	33.22
Forfeited or expired	(94)	43.21
Outstanding at, July 31, 2013	2,753	$37.63
Granted	352	73.13
Exercised	(321)	37.62
Forfeited or expired	(28)	48.87
Outstanding at, July 31, 2014	2,756	$42.06	5.8 years	$93,034
Exercisable at, July 31, 2014	1,973	$34.45	4.8 years	$80,987
The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2014, 2013 and 2012 was $23.60, $18.38 and $12.71, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2014, 2013 and 2012 was $10.8 million, $18.6 million and $1.3 million, respectively. The Company had 421,000, 414,000 and 930,000 SARs that vested during the years ended July 31, 2014, 2013 and 2012, respectively. These awards had a total fair value of $9.8 million, $6.5 million and $10.7 million at the date of vesting for the years ended July 31, 2014, 2013 and 2012, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2014, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2013	880	$16.06
Granted	352	23.60
Vested	(421)	15.30
Forfeited	(28)	17.00
Nonvested at, July 31, 2014	783	$19.42
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2014, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at, July 31, 2013	315	$45.21
Granted	152	67.48
Vested	(166)	41.91
Forfeited	(27)	54.19
Nonvested at, July 31, 2014	274	$58.68

The Company granted 152,000 restricted share units during the year ended July 31, 2014 with a weighted-average grant-date fair value of $67.48. The Company granted 159,000 restricted share units during the year ended July 31, 2013 with a weighted-average grant-date fair value of $52.94. The Company granted 180,000 restricted share units during the year ended July 31, 2012 with a weighted-average grant-date fair value of $38.15. The Company had 166,000, 134,000 and 234,000 restricted share units that vested during the years ended July 31, 2014, 2013 and 2012, respectively. These units had a total fair value of $6.9 million, $5.0 million and $9.2 million at the date of vesting for the years ended July 31, 2014, 2013 and 2012, respectively.
As of July 31, 2014, there was $16.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $10.2 million, $5.8 million and $0.9 million of expense is expected to be recognized in the years ending July 31, 2015, 2016 and 2017, respectively, assuming no future share-based awards are granted.
Cash received from options exercised under all share-based payment arrangements was $1.8 million, $3.0 million and $0.5 million for the years ended July 31, 2014, 2013 and 2012, respectively. The tax benefit realized or to be realized from options/SARs exercised and restricted stock units vested was $8.5 million, $9.8 million and $3.9 million for the years ended July 31, 2014, 2013 and 2012, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

17.	Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its employees. Under this Retirement Plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date. The Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2014, 2013 and 2012 was $4.1 million, $3.7 million and $2.4 million, respectively.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of July 31, 2014 and 2013. Statements of operations, statements of comprehensive income and statements of cash flows are presented for the years ended July 31, 2014, 2013 and 2012. As of July 31, 2013, the Company revised its classification of advances to Parent in the amount of $483.3 million to properly present it as contra equity in the Supplemental Consolidating Condensed Balance Sheet from advances to Parent within total assets. The Company has determined that this revision is not material to the Supplemental Consolidating Condensed Balance Sheet.
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

Supplemental Consolidating Condensed Balance Sheet
As of July 31, 2014
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$35,070	$9,336	$—	$44,406
Restricted cash	—	11,321	1,860	—	13,181
Trade receivables, net	—	94,390	1,587	—	95,977
Inventories, net	—	66,988	195	—	67,183
Other current assets	29,249	24,736	314	—	54,299
Total current assets	29,249	232,505	13,292	—	275,046
Property, plant and equipment, net	—	1,105,830	42,160	—	1,147,990
Real estate held for sale and investment	—	157,858	—	—	157,858
Goodwill, net	—	376,491	1,657	—	378,148
Intangible assets, net	—	98,227	19,296	—	117,523
Other assets	2,762	100,365	4,137	(9,980)	97,284
Investments in subsidiaries	1,945,001	(7,188)	—	(1,937,813)	—
Advances to affiliates	—	—	2,621	(2,621)	—
Total assets	$1,977,012	$2,064,088	$83,163	$(1,950,414)	$2,173,849
Current liabilities:
Accounts payable and accrued liabilities	$3,803	$277,738	$7,677	$—	$289,218
Income taxes payable	33,966	—	—	—	33,966
Long-term debt due within one year	—	791	231	—	1,022
Total current liabilities	37,769	278,529	7,908	—	324,206
Advances from affiliates	725,839	2,621	—	(728,460)	—
Long-term debt	215,000	353,093	57,507	—	625,600
Other long-term liabilities	48,875	210,683	11,103	(9,980)	260,681
Deferred income taxes	128,686	—	(124)	—	128,562
Total Vail Resorts, Inc. stockholders’ equity	820,843	1,945,001	(7,188)	(1,937,813)	820,843
Advances to Parent	—	(725,839)	—	725,839	—
Noncontrolling interests	—	—	13,957	—	13,957
Total stockholders’ equity	820,843	1,219,162	6,769	(1,211,974)	834,800
Total liabilities and stockholders’ equity	$1,977,012	$2,064,088	$83,163	$(1,950,414)	$2,173,849

Supplemental Consolidating Condensed Balance Sheet
As of July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$130,970	$7,634	$—	$138,604
Restricted cash	—	10,890	1,734	—	12,624
Trade receivables, net	—	77,725	1,312	—	79,037
Inventories, net	—	68,101	217	—	68,318
Other current assets	25,190	18,475	1,221	—	44,886
Total current assets	25,190	306,161	12,118	—	343,469
Property, plant and equipment, net	—	1,124,004	45,284	—	1,169,288
Real estate held for sale and investment	—	195,230	—	—	195,230
Goodwill, net	—	379,953	1,746	—	381,699
Intangible assets, net	—	101,913	19,431	—	121,344
Other assets	6,057	96,337	4,332	(9,459)	97,267
Investments in subsidiaries	1,861,509	(3,510)	—	(1,857,999)	—
Advances to affiliates	—	—	2,906	(2,906)	—
Total assets	$1,892,756	$2,200,088	$85,817	$(1,870,364)	$2,308,297
Current liabilities:
Accounts payable and accrued liabilities	$6,600	$256,094	$6,825	$—	$269,519
Income taxes payable	42,822	—	—	—	42,822
Long-term debt due within one year	—	775	219	—	994
Total current liabilities	49,422	256,869	7,044	—	313,335
Advances from affiliates	483,314	2,906	—	(486,220)	—
Long-term debt	390,000	348,190	57,738	—	795,928
Other long-term liabilities	27,851	213,928	10,586	(9,459)	242,906
Deferred income taxes	118,301	—	(42)	—	118,259
Total Vail Resorts, Inc. stockholders’ equity	823,868	1,861,509	(3,510)	(1,857,999)	823,868
Advances to Parent	—	(483,314)	—	483,314	—
Noncontrolling interests	—	—	14,001	—	14,001
Total stockholders’ equity	823,868	1,378,195	10,491	(1,374,685)	837,869
Total liabilities and stockholders’ equity	$1,892,756	$2,200,088	$85,817	$(1,870,364)	$2,308,297

Supplemental Consolidating Condensed Statement of Operations
For the year ended July 31, 2014
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,249,708	$18,342	$(13,404)	$1,254,646
Total operating expense	373	1,128,345	21,917	(13,252)	1,137,383
(Loss) income from operations	(373)	121,363	(3,575)	(152)	117,263
Other expense, net	(36,437)	(36,683)	(1,485)	152	(74,453)
Equity investment income, net	—	1,262	—	—	1,262
(Loss) income before benefit (provision) for income taxes	(36,810)	85,942	(5,060)	—	44,072
Benefit (provision) for income taxes	13,638	(30,061)	557	—	(15,866)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(23,172)	55,881	(4,503)	—	28,206
Equity in income (loss) of consolidated subsidiaries	51,650	(4,231)	—	(47,419)	—
Net income (loss)	28,478	51,650	(4,503)	(47,419)	28,206
Net loss attributable to noncontrolling interests	—	—	272	—	272
Net income (loss) attributable to Vail Resorts, Inc.	$28,478	$51,650	$(4,231)	$(47,419)	$28,478

Supplemental Consolidating Condensed Statement of Operations
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,114,952	$18,127	$(12,282)	$1,120,797
Total operating expense	516	1,014,314	21,144	(12,130)	1,023,844
(Loss) income from operations	(516)	100,638	(3,017)	(152)	96,953
Other expense, net	(26,411)	(11,023)	(1,333)	152	(38,615)
Equity investment income, net	—	891	—	—	891
(Loss) income before benefit (provision) for income taxes	(26,927)	90,506	(4,350)	—	59,229
Benefit (provision) for income taxes	9,901	(31,974)	454	—	(21,619)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(17,026)	58,532	(3,896)	—	37,610
Equity in income (loss) of consolidated subsidiaries	54,769	(3,763)	—	(51,006)	—
Net income (loss)	37,743	54,769	(3,896)	(51,006)	37,610
Net loss attributable to noncontrolling interests	—	—	133	—	133
Net income (loss) attributable to Vail Resorts, Inc.	$37,743	$54,769	$(3,763)	$(51,006)	$37,743

Supplemental Consolidating Condensed Statement of Operations
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,020,847	$14,997	$(11,450)	$1,024,394
Total operating expense	181	959,038	17,142	(11,298)	965,063
(Loss) income from operations	(181)	61,809	(2,145)	(152)	59,331
Other expense, net	(26,520)	(5,372)	(1,377)	152	(33,117)
Equity investment income, net	—	878	—	—	878
(Loss) income before benefit (provision) for income taxes	(26,701)	57,315	(3,522)	—	27,092
Benefit (provision) for income taxes	10,968	(21,669)	—	—	(10,701)
Net (loss) income before equity in income (loss) of consolidated subsidiaries	(15,733)	35,646	(3,522)	—	16,391
Equity in income (loss) of consolidated subsidiaries	32,186	(3,460)	—	(28,726)	—
Net income (loss)	16,453	32,186	(3,522)	(28,726)	16,391
Net loss attributable to noncontrolling interests	—	—	62	—	62
Net income (loss) attributable to Vail Resorts, Inc.	$16,453	$32,186	$(3,460)	$(28,726)	$16,453

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the year ended July 31, 2014
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$28,478	$51,650	$(4,503)	$(47,419)	$28,206
Foreign currency translation adjustments, net of tax	(132)	(132)	(132)	264	(132)
Comprehensive income (loss)	28,346	51,518	(4,635)	(47,155)	28,074
Comprehensive loss attributable to noncontrolling interests	—	—	272	—	272
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$28,346	$51,518	$(4,363)	$(47,155)	$28,346

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$37,743	$54,769	$(3,896)	$(51,006)	$37,610
Foreign currency translation adjustments, net of tax	188	188	188	(376)	188
Comprehensive income (loss)	37,931	54,957	(3,708)	(51,382)	37,798
Comprehensive loss attributable to noncontrolling interests	—	—	133	—	133
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$37,931	$54,957	$(3,575)	$(51,382)	$37,931

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$16,453	$32,186	$(3,522)	$(28,726)	$16,391
Foreign currency translation adjustments, net of tax	(255)	(255)	(255)	510	(255)
Comprehensive income (loss)	16,198	31,931	(3,777)	(28,216)	16,136
Comprehensive loss attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$16,198	$31,931	$(3,715)	$(28,216)	$16,198

Supplemental Consolidating Condensed Statement of Cash Flows
For the year ended July 31, 2014
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,187)	$248,889	$1,176	$245,878
Cash flows from investing activities:
Capital expenditures	—	(117,330)	(975)	(118,305)
Other investing activities, net	—	379	20	399
Net cash used in investing activities	—	(116,951)	(955)	(117,906)
Cash flows from financing activities:
Payments on tender of 6.50% Notes	(175,000)	—	—	(175,000)
Payments of other long-term debt	—	(779)	(219)	(998)
Dividends paid	(45,021)	—	—	(45,021)
Other financing activities, net	4,303	(7,165)	1,669	(1,193)
Advances from (to) affiliates	219,905	(219,905)	—	—
Net cash provided by (used in) financing activities	4,187	(227,849)	1,450	(222,212)
Effect of exchange rate changes on cash and cash equivalents	—	11	31	42
Net (decrease) increase in cash and cash equivalents	—	(95,900)	1,702	(94,198)
Cash and cash equivalents:
Beginning of period	—	130,970	7,634	138,604
End of period	$—	$35,070	$9,336	$44,406

Supplemental Consolidating Condensed Statement of Cash Flows
For the year ended July 31, 2013
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,845)	$225,434	$(166)	$222,423
Cash flows from investing activities:
Capital expenditures	—	(94,041)	(905)	(94,946)
Acquisition of businesses	—	(19,958)	—	(19,958)
Proceeds from sale of real property	—	11,090	—	11,090
Other investing activities, net	—	(4,344)	(80)	(4,424)
Net cash used in by investing activities	—	(107,253)	(985)	(108,238)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	96,000	—	96,000
Payments of other long-term debt	—	(96,803)	(208)	(97,011)
Dividends paid	(28,362)	—	—	(28,362)
Other financing activities, net	4,565	2,177	841	7,583
Advances from (to) affiliates	26,642	(26,867)	225	—
Net cash provided by (used in) financing activities	2,845	(25,493)	858	(21,790)
Effect of exchange rate changes on cash and cash equivalents	—	(98)	254	156
Net increase (decrease) in cash and cash equivalents	—	92,590	(39)	92,551
Cash and cash equivalents:
Beginning of period	—	38,380	7,673	46,053
End of period	$—	$130,970	$7,634	$138,604

Supplemental Consolidating Condensed Statement of Cash Flows
For the year ended July 31, 2012
(in thousands)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in ) provided by operating activities	$(6,789)	$191,831	$377	$185,419
Cash flows from investing activities:
Capital expenditures	—	(132,025)	(600)	(132,625)
Acquisition of businesses	—	(24,311)	832	(23,479)
Other investing activities, net	—	150	—	150
Net cash (used in) provided by investing activities	—	(156,186)	232	(155,954)
Cash flows from financing activities:
Proceeds from borrowings under other long-term debt	—	56,000	—	56,000
Payments of other long-term debt	—	(56,855)	(197)	(57,052)
Repurchases of common stock	(30,365)	—	—	(30,365)
Dividends paid	(24,249)	—	—	(24,249)
Other financing activities, net	1,637	400	107	2,144
Advances from (to) affiliates	59,766	(60,175)	409	—
Net cash provided by (used in) financing activities	6,789	(60,630)	319	(53,522)
Effect of exchange rate changes on cash and cash equivalents	—	—	(33)	(33)
Net (decrease) increase in cash and cash equivalents	—	(24,985)	895	(24,090)
Cash and cash equivalents:
Beginning of period	—	63,365	6,778	70,143
End of period	$—	$38,380	$7,673	$46,053

19.	Subsequent Event

On September 11, 2014, VR CPC and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “PCMR Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to PCMR in Park City, Utah. The cash purchase price was $182.5 million, subject to certain post-closing adjustments. The Company funded the cash purchase price through borrowing under the revolver portion of its existing credit facility.
As provided under the Purchase Agreement, the Company acquired the property, assets and operations of PCMR, which includes the ski area and related amenities, from PCMR Sellers and leased certain realty, acquired certain assets, and assumed certain liabilities of PCMR Sellers relating to PCMR. In addition to the Purchase Agreement, the parties entered into ancillary transaction documents setting forth their rights and obligations with respect to the acquisition of certain real estate and personal property, access, water rights, intellectual property, transition services, release of liabilities, and settlement of ongoing litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of PCMR. The Company expects the transaction to be recorded as a business combination in its consolidated financial statements. In connection with settling the ongoing litigation, the Company will record income based upon the estimated fair value of the settlement, which amount has not been determined. The Company also made a required $10.0 million payment to Talisker under an existing agreement entered into at the time of the Canyons transaction. The Company is currently evaluating the purchase price allocation for this transaction.

Furthermore, the inclusion of the PCMR ski terrain, which was previously subject to litigation, in the Lease does not require any additional consideration from the Company to Talisker, but the financial contribution from the operations of PCMR (including the base area) will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the Contingent Consideration payment. However, an amount equal to 10% of the purchase price paid by the Company to PCMR Sellers to acquire PCMR, subject to certain adjustments, will be included in calculating the EBITDA threshold for the participating contingent payments under the Lease. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. The Company will update the estimated fair value of Contingent Consideration during the first quarter of fiscal 2015 to include the operations of PCMR. The amount of the adjustment has not been determined by the Company, but it may be material.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2014 annual meeting of stockholders.

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

10.25*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2013) (File No. 001-09614).

10.26
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.27	Guaranty of Vail Resorts, Inc. dated May 29, 2013. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
10.28
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

21	Subsidiaries of Vail Resorts, Inc.	72

23	Consent of Independent Registered Public Accounting Firm.	83

24	Power of Attorney. Included on signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	84

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	85

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86

101
The following information from the Company's Year End Report on Form 10-K for the year ended July 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2014 and July 31, 2013; (ii) Consolidated Statements of Operations as of July 31, 2014, July 31, 2013 and July 31, 2012; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2014, July 31, 2013 and July 31, 2012; (iv) Consolidated Statements of Stockholders' Equity as of July 31, 2014, July 31, 2013 and July 31, 2012 (v) Consolidated Statements of Cash Flows as of July 31, 2014, July 31, 2013 and July 31, 2012; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2012
Inventory Reserves	$1,552	$1,914	$(1,602)	$1,864
Valuation Allowance on Income Taxes	1,588	—	—	1,588
Trade Receivable Allowances	3,423	2,456	(1,326)	4,553
2013
Inventory Reserves	1,864	2,203	(2,307)	1,760
Valuation Allowance on Income Taxes	1,588	1,474	—	3,062
Trade Receivable Allowances	4,553	773	(4,848)	478
2014
Inventory Reserves	1,760	2,279	(1,903)	2,136
Valuation Allowance on Income Taxes	3,062	—	(45)	3,017
Trade Receivable Allowances	$478	$914	$(711)	$681

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2014		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 24, 2014		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2014.

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