Form 10-Q
period 2014-10-31
VAIL RESORTS INC
filed 2014-12-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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
As of December 3, 2014, 36,316,202 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of October 31, 2014, July 31, 2014 and October 31, 2013	F-2
Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2014 and 2013	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three Months Ended October 31, 2014 and 2013	F-4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended October 31, 2014 and 2013	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2014	July 31, 2014	October 31, 2013
Assets
Current assets:
Cash and cash equivalents	$29,840	$44,406	$114,225
Restricted cash	13,282	13,181	12,403
Trade receivables, net	36,137	95,977	37,551
Inventories, net	88,279	67,183	89,531
Other current assets	64,452	54,299	57,334
Total current assets	231,990	275,046	311,044
Property, plant and equipment, net (Note 6)	1,295,530	1,147,990	1,185,513
Real estate held for sale and investment	170,182	157,858	188,205
Goodwill, net	456,892	378,148	379,500
Intangible assets, net	144,098	117,523	120,489
Other assets	42,176	97,284	97,998
Total assets	$2,340,868	$2,173,849	$2,282,749
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$390,270	$289,218	$369,551
Income taxes payable	31,604	33,966	39,946
Long-term debt due within one year (Note 4)	1,022	1,022	1,003
Total current liabilities	422,896	324,206	410,500
Long-term debt (Note 4)	819,238	625,600	797,062
Other long-term liabilities (Note 6)	255,186	260,681	240,725
Deferred income taxes	84,862	128,562	75,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,264,761, 41,152,800 and 41,072,903 shares issued, respectively	413	412	411
Additional paid-in capital	615,680	612,322	600,215
Accumulated other comprehensive loss	(339)	(199)	(56)
Retained earnings	322,163	401,500	337,178
Treasury stock, at cost, 4,949,111 shares (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	744,725	820,843	744,556
Noncontrolling interests	13,961	13,957	13,996
Total stockholders’ equity (Note 2)	758,686	834,800	758,552
Total liabilities and stockholders’ equity	$2,340,868	$2,173,849	$2,282,749
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net revenue:
Mountain	$60,386	$57,331
Lodging	58,493	57,214
Real estate	9,383	8,846
Total net revenue	128,262	123,391
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	131,952	124,774
Lodging	57,754	56,905
Real estate	11,614	9,231
Total segment operating expense	201,320	190,910
Other operating (expense) income:
Depreciation and amortization	(35,969)	(34,156)
Gain on litigation settlement (Note 5)	16,400	—
Change in fair value of contingent consideration (Note 8)	4,550	—
Loss on disposal of fixed assets, net	(755)	(429)
Loss from operations	(88,832)	(102,104)
Mountain equity investment income, net	325	603
Investment (loss) income, net	(26)	95
Interest expense	(13,568)	(16,098)
Loss before benefit from income taxes	(102,101)	(117,504)
Benefit from income taxes	37,777	44,067
Net loss	(64,324)	(73,437)
Net loss attributable to noncontrolling interests	48	61
Net loss attributable to Vail Resorts, Inc.	$(64,276)	$(73,376)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.77)	$(2.04)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.77)	$(2.04)
Cash dividends declared per share	$0.4150	$0.2075
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net loss	$(64,324)	$(73,437)
Foreign currency translation adjustments, net of tax	(140)	11
Comprehensive loss	(64,464)	(73,426)
Comprehensive loss attributable to noncontrolling interests	48	61
Comprehensive loss attributable to Vail Resorts, Inc.	$(64,416)	$(73,365)
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(64,324)	$(73,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,969	34,156
Cost of real estate sales	7,015	6,713
Stock-based compensation expense	4,201	3,492
Deferred income taxes, net	(37,777)	(44,067)
Change in fair value of contingent consideration	(4,550)	—
Gain on litigation settlement	(16,400)	—
Park City litigation settlement payment	(10,000)	—
Other non-cash income, net	(1,614)	(1,611)
Changes in assets and liabilities:
Trade receivables, net	61,016	43,818
Inventories, net	(20,733)	(21,032)
Accounts payable and accrued liabilities	81,156	82,105
Other assets and liabilities, net	(9,480)	(13,791)
Net cash provided by operating activities	24,479	16,346
Cash flows from investing activities:
Capital expenditures	(27,756)	(33,804)
Acquisition of business	(182,500)	—
Other investing activities, net	629	100
Net cash used in investing activities	(209,627)	(33,704)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	213,000	—
Payments of long-term debt	(30,253)	—
Dividends paid	(15,061)	(7,489)
Other financing activities, net	2,912	445
Net cash provided by (used in) financing activities	170,598	(7,044)
Effect of exchange rate changes on cash and cash equivalents	(16)	23
Net decrease in cash and cash equivalents	(14,566)	(24,379)
Cash and cash equivalents:
Beginning of period	44,406	138,604
End of period	$29,840	$114,225

Non-cash investing and financing activities:
Accrued capital expenditures	$10,419	$12,947
Capital expenditures under long-term financing	$9,492	$—
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) operate in three business segments: Mountain, Lodging and Real Estate.
In the Mountain segment, the Company operates nine world-class mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; the Canyons and Park City Mountain Resort ("Park City" acquired on September 11, 2014) in Utah; and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. These resorts (except for Northstar, Canyons, Park City and the Urban ski areas) operate primarily on Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2014 was derived from audited financial statements.

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

Canyons Retrospective Adjustment— During the fiscal year ended July 31, 2014, the Company recorded a measurement period adjustment to its Canyons preliminary purchase price allocation of $32.9 million which reduced deferred income tax assets, net with a corresponding increase to goodwill and reflected this as a retrospective adjustment as of July 31, 2013. As such, the October 31, 2013 Consolidated Condensed Balance Sheet reflects this retrospective adjustment (including the Supplemental Consolidating Condensed Balance Sheet - see Note 12, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).

Noncontrolling Interests in Consolidated Condensed Financial Statements— Net loss attributable to noncontrolling interests along with net loss attributable to the stockholders of the Company are reported separately in the Consolidated Condensed Statement of Operations. Additionally, noncontrolling interests in the consolidated subsidiaries of the Company are reported as a separate component of equity in the Consolidated Condensed Balance Sheet, apart from the Company’s equity. The following table summarizes the changes in total stockholders’ equity (in thousands):

	For the Three Months Ended October 31,
	2014			2013
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$820,843	$13,957	$834,800	$823,868	$14,001	$837,869
Net loss	(64,276)	(48)	(64,324)	(73,376)	(61)	(73,437)
Stock-based compensation expense	4,201	—	4,201	3,492	—	3,492
Issuance of shares under share award plans, net of shares withheld for taxes	(3,186)	—	(3,186)	(4,793)	—	(4,793)
Tax benefit from share award plans	2,344	—	2,344	2,843	—	2,843
Cash dividends paid on common stock	(15,061)	—	(15,061)	(7,489)	—	(7,489)
Contributions from noncontrolling interests, net	—	52	52	—	56	56
Foreign currency translation adjustments, net of tax	(140)	—	(140)	11	—	11
Balance, end of period	$744,725	$13,961	$758,686	$744,556	$13,996	$758,552

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Credit Facility Revolver and Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of October 31, 2014 are presented below (in thousands):

	October 31, 2014
	Carrying Value	Fair Value
6.50% Notes	$215,000	$223,600
Industrial Development Bonds	$41,200	$45,690
Other long-term debt	$14,424	$14,804

New Accounting Standards— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15,

2016 (the Company's 2018 first fiscal quarter), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of ASU No. 2014-09 will have on the Company's financial position or results of operations.

3.	Net Loss Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(64,276)	$(64,276)	$(73,376)	$(73,376)
Weighted-average shares outstanding	36,249	36,249	36,026	36,026
Effect of dilutive securities	—	—	—	—
Total shares	36,249	36,249	36,026	36,026
Net loss per share attributable to Vail Resorts	$(1.77)	$(1.77)	$(2.04)	$(2.04)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.7 million and 1.5 million for the three months ended October 31, 2014 and 2013, respectively.

The Company paid dividends of $0.4150 per share and $0.2075 per share ($15.1 million and $7.5 million in the aggregate) during the three months ended October 31, 2014 and 2013, respectively. On December 5, 2014 the Company’s Board of Directors declared a quarterly cash dividend of $0.4150 per share payable on January 12, 2015 to stockholders of record as of December 29, 2014.

4.	Long-Term Debt
Long-term debt as of October 31, 2014, July 31, 2014 and October 31, 2013 is summarized as follows (in thousands):

	Maturity (a)	October 31, 2014	July 31, 2014	October 31, 2013
Credit Facility Revolver	2019	$183,000	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	215,000	215,000	390,000
Canyons obligation	2063	313,258	311,858	307,706
Other	2015-2029	15,227	5,989	6,584
Total debt		820,260	626,622	798,065
Less: Current maturities (b)		1,022	1,022	1,003
Long-term debt		$819,238	$625,600	$797,062

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2014 reflected by fiscal year are as follows (in thousands):

Total
2015	$778
2016	257
2017	270
2018	271
2019	398,286
Thereafter	420,398
Total debt	$820,260

The Company incurred gross interest expense of $13.6 million and $16.1 million for the three months ended October 31, 2014 and 2013, respectively, of which $0.4 million and $0.5 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the three months ended October 31, 2014 and 2013.

5.	Acquisition

Park City Mountain Resort
On September 11, 2014, VR CPC Holdings, Inc. ("VR CPC"), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City in Park City, Utah. The cash purchase price was $182.5 million, subject to certain post-closing adjustments. The Company funded the cash purchase price through borrowings under the revolver portion of its existing credit facility.

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City. In addition to the Purchase Agreement, the parties settled the ongoing litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City (the "Park City Litigation"). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the three months ended October 31, 2014. The gain on litigation settlement represents the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the three months ended October 31, 2014, resulting from the settlement of the Park City Litigation.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,343
Other assets	3,259
Property, plant and equipment	76,563
Deferred income tax assets, net	7,444
Real estate held for sale and investment	20,000
Intangible assets	27,800
Goodwill	78,857
Total identifiable assets acquired	$215,266
Accounts payable and accrued liabilities	$1,955
Deferred revenue	4,361
Total liabilities assumed	$6,316
Total purchase price	$208,950

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Park City are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $0.8 million of net revenue for the three months ended October 31, 2014. The Company has recognized $0.9 million of transaction related expenses in Mountain operating expense in the Consolidated Statements of Operations for the three months ended October 31, 2014.

Certain land and improvements in the Park City ski area (excluding the base area) was part of the Talikser leased premises to Park City and was subject to the on-going Park City Litigation as of the Canyons transaction date, and as such, was recorded as a deposit ("Park City Deposit") for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction. Upon settlement of the Park City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the three months ended October 31, 2014. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 8, Fair Value Measurements). The majority of the assets acquired under the Park City acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Park City was completed on August 1, 2013. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transaction; (iii) related-party land leases; and (iv) transaction and business integration related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2013 (in thousands, except per share amounts).

	Three Months Ended October 31,
	2014	2013
Pro forma net revenue	$130,298	$126,192
Pro forma net loss attributable to Vail Resorts, Inc.	$(64,267)	$(76,898)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.77)	$(2.13)

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2014	July 31, 2014	October 31, 2013
Land and land improvements	$409,060	$348,328	$343,971
Buildings and building improvements	948,932	907,280	885,054
Machinery and equipment	731,782	700,745	647,856
Furniture and fixtures	268,536	269,209	262,334
Software	98,899	98,653	93,188
Vehicles	55,788	55,724	49,789
Construction in progress	74,996	31,487	88,490
Gross property, plant and equipment	2,587,993	2,411,426	2,370,682
Accumulated depreciation	(1,292,463)	(1,263,436)	(1,185,169)
Property, plant and equipment, net	$1,295,530	$1,147,990	$1,185,513
The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2014	July 31, 2014	October 31, 2013
Trade payables	$94,035	$71,823	$100,125
Deferred revenue	198,133	110,566	166,705
Accrued salaries, wages and deferred compensation	18,379	29,833	16,857
Accrued benefits	20,046	21,351	18,135
Deposits	14,614	15,272	12,972
Accrued interest	8,595	5,429	13,447
Other accruals	36,468	34,944	41,310
Total accounts payable and accrued liabilities	$390,270	$289,218	$369,551

The composition of other long-term liabilities follows (in thousands):

	October 31, 2014	July 31, 2014	October 31, 2013
Private club deferred initiation fee revenue	$127,879	$128,824	$130,108
Unfavorable lease obligation, net	30,817	31,338	33,369
Other long-term liabilities	96,490	100,519	77,248
Total other long-term liabilities	$255,186	$260,681	$240,725
The changes in the net carrying amount of goodwill allocated between the Company's segments for the three months ended October 31, 2014 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2014	$310,249	$67,899	$378,148
Acquisition	78,857	—	78,857
Effects of changes in foreign currency exchange rates	(113)	—	(113)
Balance at October 31, 2014	$388,993	$67,899	$456,892

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2014, the Employee Housing Entities had total assets of $27.3 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.1 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2014.

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
The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2014
Description	Balance at October 31, 2014	Level 1	Level 2	Level 3

Assets:
Money Market	$8,391	$8,391	$—	$—
Commercial Paper	$1,770	$—	$1,770	$—
Certificates of Deposit	$3,530	$—	$3,530	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

	Fair Value Measurement as of July 31, 2014
Description	Balance at July 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,022	$9,022	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$880	$—	$880	$—

Liabilities:
Contingent Consideration	$10,500	$—	$—	$10,500

	Fair Value Measurement as of October 31, 2013
Description	Balance at October 31, 2013	Level 1	Level 2	Level 3
Assets:
Money Market	$9,023	$9,023	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration	$9,100	$—	$—	$9,100

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the three months ended October 31, 2014 and 2013 were as follows:

	2014	2013
Balance at July 31,	$10,500	$9,100
Change in fair value	(4,500)	—
Balance at October 31,	$6,000	$9,100

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the "Contingent Consideration"). The fair value of Contingent Consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by the Company, plus future capital expenditures. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 3.0%. The model also incorporates assumptions for EBITDA and capital expenditures which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2014, the Company recorded a decrease of

$4.5 million in the estimated fair value of the participating contingent payments, and recorded the related gain in loss from operations. The estimated fair value of the contingent consideration is $6.0 million as of October 31, 2014 and this liability is recorded in other long-term liabilities in the Consolidated Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2014, July 31, 2014 and October 31, 2013, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.

Guarantees/Indemnifications
As of October 31, 2014, the Company had various other letters of credit for $58.9 million, consisting primarily of $53.4 million in to support the Employee Housing Bonds and $3.4 million for workers’ compensation and general liability deductibles related to construction and development activities.
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

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.
As noted above, the Company makes certain indemnifications to licensees for their use of the Company's trademarks and logos. The Company does not record any liabilities with respect to these indemnifications.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of October 31, 2014, July 31, 2014 and October 31, 2013, the accrual for the above loss contingencies was not material individually and in the aggregate.

10.    Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and ski areas and related ancillary services. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of each other, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, plus gain on litigation settlement), which is a non-GAAP financial measure. The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (the Chief Executive Officer) for purposes of evaluating segment performance.
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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss plus gain on litigation settlement. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense. All segment expenses include an allocation of corporate administrative expenses. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2014	2013
Net revenue:
Lift	$—	$—
Ski school	—	—
Dining	8,039	7,464
Retail/rental	29,473	28,900
Other	22,874	20,967
Total Mountain net revenue	60,386	57,331
Lodging	58,493	57,214
Total Resort net revenue	118,879	114,545
Real estate	9,383	8,846
Total net revenue	$128,262	$123,391
Operating expense:
Mountain	$131,952	$124,774
Lodging	57,754	56,905
Total Resort operating expense	189,706	181,679
Real estate	11,614	9,231
Total segment operating expense	$201,320	$190,910
Gain on litigation settlement	$16,400	$—
Mountain equity investment income, net	$325	$603
Reported EBITDA:
Mountain	$(54,841)	$(66,840)
Lodging	739	309
Resort	(54,102)	(66,531)
Real estate	(2,231)	(385)
Total Reported EBITDA	$(56,333)	$(66,916)

Real estate held for sale and investment	$170,182	$188,205

Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(56,333)	$(66,916)
Depreciation and amortization	(35,969)	(34,156)
Change in fair value of contingent consideration	4,550	—
Loss on disposal of fixed assets, net	(755)	(429)
Investment (loss) income, net	(26)	95
Interest expense	(13,568)	(16,098)
Loss before benefit from income taxes	(102,101)	(117,504)
Benefit from income taxes	37,777	44,067
Net loss	$(64,324)	$(73,437)
Net loss attributable to noncontrolling interests	48	61
Net loss attributable to Vail Resorts, Inc.	$(64,276)	$(73,376)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the three months ended October 31, 2014 and 2013, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through October 31, 2014, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of October 31, 2014, July 31, 2014, and October 31, 2013. Statements of operations and statements of comprehensive income (loss) are presented for the three months ended October 31, 2014 and 2013. Statements of cash flows are presented for the three months ended October 31, 2014 and 2013. As of October 31, 2013, the Company revised its classification of advances to Parent in the amount of $492.6 million to properly present it as contra equity in the Supplemental Consolidating Condensed Balance Sheet from advances to Parent within total assets. The Company has determined that this revision is not material to the Supplemental Consolidating Condensed Balance Sheet.
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

Supplemental Consolidating Condensed Balance Sheet
As of October 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$20,598	$9,242	$—	$29,840
Restricted cash	—	11,304	1,978	—	13,282
Trade receivables, net	—	33,241	2,896	—	36,137
Inventories, net	—	88,079	200	—	88,279
Other current assets	30,857	33,256	339	—	64,452
Total current assets	30,857	186,478	14,655	—	231,990
Property, plant and equipment, net	—	1,254,155	41,375	—	1,295,530
Real estate held for sale and investment	—	170,182	—	—	170,182
Goodwill, net	—	455,348	1,544	—	456,892
Intangible assets, net	—	124,901	19,197	—	144,098
Other assets	2,617	45,551	3,988	(9,980)	42,176
Investments in subsidiaries	1,882,979	(8,865)	—	(1,874,114)	—
Advances to affiliates	—	—	2,448	(2,448)	—
Total assets	$1,916,453	$2,227,750	$83,207	$(1,886,542)	$2,340,868
Current liabilities:
Accounts payable and accrued liabilities	$7,267	$373,235	$9,768	$—	$390,270
Income taxes payable	31,604	—	—	—	31,604
Long-term debt due within one year	—	778	244	—	1,022
Total current liabilities	38,871	374,013	10,012	—	422,896
Advances from affiliates	783,910	2,448	—	(786,358)	—
Long-term debt	215,000	546,975	57,263	—	819,238
Other long-term liabilities	48,875	205,245	11,046	(9,980)	255,186
Deferred income taxes	85,072	—	(210)	—	84,862
Total Vail Resorts, Inc. stockholders’ equity (deficit)	744,725	1,882,979	(8,865)	(1,874,114)	744,725
Advances to Parent	—	(783,910)	—	783,910	—
Noncontrolling interests	—	—	13,961	—	13,961
Total stockholders’ equity	744,725	1,099,069	5,096	(1,090,204)	758,686
Total liabilities and stockholders’ equity	$1,916,453	$2,227,750	$83,207	$(1,886,542)	$2,340,868

Supplemental Consolidating Condensed Balance Sheet
As of July 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$35,070	$9,336	$—	$44,406
Restricted cash	—	11,321	1,860	—	13,181
Trade receivables, net	—	94,390	1,587	—	95,977
Inventories, net	—	66,988	195	—	67,183
Other current assets	29,249	24,736	314	—	54,299
Total current assets	29,249	232,505	13,292	—	275,046
Property, plant and equipment, net	—	1,105,830	42,160	—	1,147,990
Real estate held for sale and investment	—	157,858	—	—	157,858
Goodwill, net	—	376,491	1,657	—	378,148
Intangible assets, net	—	98,227	19,296	—	117,523
Other assets	2,762	100,365	4,137	(9,980)	97,284
Investments in subsidiaries	1,945,001	(7,188)	—	(1,937,813)	—
Advances to affiliates	—	—	2,621	(2,621)	—
Total assets	$1,977,012	$2,064,088	$83,163	$(1,950,414)	$2,173,849
Current liabilities:
Accounts payable and accrued liabilities	$3,803	$277,738	$7,677	$—	$289,218
Income taxes payable	33,966	—	—	—	33,966
Long-term debt due within one year	—	791	231	—	1,022
Total current liabilities	37,769	278,529	7,908	—	324,206
Advances from affiliates	725,839	2,621	—	(728,460)	—
Long-term debt	215,000	353,093	57,507	—	625,600
Other long-term liabilities	48,875	210,683	11,103	(9,980)	260,681
Deferred income taxes	128,686	—	(124)	—	128,562
Total Vail Resorts, Inc. stockholders’ equity (deficit)	820,843	1,945,001	(7,188)	(1,937,813)	820,843
Advances to Parent	—	(725,839)	—	725,839	—
Noncontrolling interests	—	—	13,957	—	13,957
Total stockholders’ equity	820,843	1,219,162	6,769	(1,211,974)	834,800
Total liabilities and stockholders’ equity	$1,977,012	$2,064,088	$83,163	$(1,950,414)	$2,173,849

Supplemental Consolidating Condensed Balance Sheet
As of October 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$107,053	$7,172	$—	$114,225
Restricted cash	—	10,846	1,557	—	12,403
Trade receivables, net	198	34,522	2,831	—	37,551
Inventories, net	—	89,317	214	—	89,531
Other current assets	26,524	29,674	1,136	—	57,334
Total current assets	26,722	271,412	12,910	—	311,044
Property, plant and equipment, net	—	1,140,942	44,571	—	1,185,513
Real estate held for sale and investment	—	188,205	—	—	188,205
Goodwill, net	—	377,740	1,760	—	379,500
Intangible assets, net	—	101,071	19,418	—	120,489
Other assets	5,796	97,473	4,188	(9,459)	97,998
Investments in subsidiaries	1,751,058	(5,045)	—	(1,746,013)	—
Advances to affiliates	—	—	2,945	(2,945)	—
Total assets	$1,783,576	$2,171,798	$85,792	$(1,758,417)	$2,282,749
Current liabilities:
Accounts payable and accrued liabilities	$12,877	$348,128	$8,546	$—	$369,551
Income taxes payable	39,946	—	—	—	39,946
Long-term debt due within one year	—	772	231	—	1,003
Total current liabilities	52,823	348,900	8,777	—	410,500
Advances from affiliates	492,580	2,945	—	(495,525)	—
Long-term debt	390,000	349,555	57,507	—	797,062
Other long-term liabilities	27,673	211,920	10,591	(9,459)	240,725
Deferred income taxes	75,944	—	(34)	—	75,910
Total Vail Resorts, Inc. stockholders’ equity (deficit)	744,556	1,751,058	(5,045)	(1,746,013)	744,556
Advances to Parent	—	(492,580)	—	492,580	—
Noncontrolling interests	—	—	13,996	—	13,996
Total stockholders’ equity	744,556	1,258,478	8,951	(1,253,433)	758,552
Total liabilities and stockholders’ equity	$1,783,576	$2,171,798	$85,792	$(1,758,417)	$2,282,749

Supplemental Consolidating Condensed Statement of Operations
For the three months ended October 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$129,726	$2,642	$(4,106)	$128,262
Total operating expense	88	237,506	4,518	(4,068)	238,044
Gain on litigation settlement	—	16,400	—	—	16,400
Change in fair value of contingent consideration	—	4,550	—	—	4,550
Loss from operations	(88)	(86,830)	(1,876)	(38)	(88,832)
Other expense, net	(3,639)	(9,671)	(322)	38	(13,594)
Equity investment income, net	—	325	—	—	325
Loss before benefit from income taxes	(3,727)	(96,176)	(2,198)	—	(102,101)
Benefit from income taxes	1,333	36,207	237	—	37,777
Net loss before equity in loss of consolidated subsidiaries	(2,394)	(59,969)	(1,961)	—	(64,324)
Equity in loss of consolidated subsidiaries	(61,882)	(1,913)	—	63,795	—
Net loss	(64,276)	(61,882)	(1,961)	63,795	(64,324)
Net loss attributable to noncontrolling interests	—	—	48	—	48
Net loss attributable to Vail Resorts, Inc.	$(64,276)	$(61,882)	$(1,913)	$63,795	$(64,276)

Supplemental Consolidating Condensed Statement of Operations
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

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the three months ended October 31, 2014
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net loss	$(64,276)	$(61,882)	$(1,961)	$63,795	$(64,324)
Foreign currency translation adjustments, net of tax	(140)	(140)	(140)	280	(140)
Comprehensive loss	(64,416)	(62,022)	(2,101)	64,075	(64,464)
Comprehensive loss attributable to noncontrolling interests	—	—	48	—	48
Comprehensive loss attributable to Vail Resorts, Inc.	$(64,416)	$(62,022)	$(2,053)	$64,075	$(64,416)

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

Supplemental Consolidating Condensed Statement of Cash Flows
For the three months ended October 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(38,937)	$63,073	$343	$24,479
Cash flows from investing activities:
Capital expenditures	—	(27,471)	(285)	(27,756)
Acquisition of business	—	(182,500)	—	(182,500)
Other investing activities, net	—	617	12	629
Net cash used in investing activities	—	(209,354)	(273)	(209,627)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	213,000	—	213,000
Payments of other long-term debt	—	(30,022)	(231)	(30,253)
Dividends paid	(15,061)	—	—	(15,061)
Other financing activities, net	2,355	392	165	2,912
Advances	51,643	(51,643)	—	—
Net cash provided by (used in) financing activities	38,937	131,727	(66)	170,598
Effect of exchange rate changes on cash and cash equivalents	—	82	(98)	(16)
Net decrease in cash and cash equivalents	—	(14,472)	(94)	(14,566)
Cash and cash equivalents:
Beginning of period	—	35,070	9,336	44,406
End of period	$—	$20,598	$9,242	$29,840

Supplemental Consolidating Condensed Statement of Cash Flows
For the three months ended October 31, 2013
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(44,375)	$61,344	$(623)	$16,346
Cash flows from investing activities:
Capital expenditures	—	(33,530)	(274)	(33,804)
Other investing activities, net	—	93	7	100
Net cash used in investing activities	—	(33,437)	(267)	(33,704)
Cash flows from financing activities:
Dividends paid	(7,489)	—	—	(7,489)
Other financing activities, net	2,969	(2,858)	334	445
Advances	48,895	(48,895)	—	—
Net cash provided by (used in) financing activities	44,375	(51,753)	334	(7,044)
Effect of exchange rate changes on cash and cash equivalents	—	(71)	94	23
Net decrease in cash and cash equivalents	—	(23,917)	(462)	(24,379)
Cash and cash equivalents:
Beginning of period	—	130,970	7,634	138,604
End of period	$—	$107,053	$7,172	$114,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Vail Resorts, Inc. together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2014 ("Form 10-Q") as "we", "us", "our" or the "Company".
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2014 and 2013 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss, plus gain on litigation settlement) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the "Results of Operations" section below for a reconciliation of Reported EBITDA to net loss attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the "Results of Operations" section below for a reconciliation of Net Debt.

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income (loss), net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are susceptible to varying calculations, Reported EBITDA and Net Debt as presented may not be comparable to other similarly titled measures of other companies.

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments.

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); the Canyons and Park City Mountain Resort ("Park City" acquired on September 11, 2014) in Utah; and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal, with the majority of revenue earned in our second and third fiscal quarters. Our first fiscal quarter is a seasonally low period as our ski operations are generally not open for business until mid-November, which falls in our second fiscal quarter. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our mountain resorts, as well as retail operations.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand, including several proximate to our mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our mountain resorts; (iii) National Park Service ("NPS") concessionaire properties including the Grand Teton Lodge Company ("GTLC"); (iv) Colorado Mountain Express ("CME"), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

Revenue of the lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season occurs during the summer months), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our mountain resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance.

Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as occasional sales of land to third-party developers. The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third-party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects until the current economic environment for real estate improves. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to evaluate the launch of future projects with a more favorable economic environment. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2013/2014 ski season, pass revenue represented approximately 40% of total lift revenue for the entire ski season. Through December 4, 2014, our season pass sales for the 2014/2015 ski season (including Park City for both the current and prior year, which prior year includes pass sales that were specific to Park City and occurred before our acquisition) have increased approximately 13% in units and increased approximately 16% in sales dollars, compared to the prior year period ended December 5, 2013. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2014/2015 ski season.

•
In May 2013, we entered into a long-term lease with Talisker Corporation (“Talisker”) under which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the litigation between the then current operator of Park City and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of Park City (excluding the base area). On September 11, 2014, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City. Pursuant to the Purchase Agreement and ancillary transaction documents dated the same date, we assumed resort operations of Park City. In addition, the parties entered into ancillary transaction documents, including an agreement that settled all litigation related to the validity of the lease of the Talisker-owned land. In connection with settling the litigation, we recorded a gain of $16.4 million for the three months ended October 31, 2014, based upon the estimated fair value of the settlement. Additionally, we recorded a credit of $4.5 million for the three months ended October 31, 2014 for the change in fair value of the contingent consideration which includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by the Company, plus future capital expenditures. We expect that Park City will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Canyons and Park City nor can we predict all the resources required to integrate Park City operations and the ultimate impact Canyons and Park City will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Park City acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of October 31, 2014 are subject to change.

•
As of October 31, 2014, we had $29.8 million in cash and cash equivalents, as well as $150.2 million available under our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less outstanding borrowings of $183.0 million and certain letters of credit outstanding of $66.8 million). The outstanding borrowings under our Credit Agreement are a result of funding the cash purchase price of $182.5 million for our acquisition of Park City in September 2014. We believe that the terms of our 6.50% Notes and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities of our Mountain and Lodging segments (primarily during our second and third fiscal quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of October 31, 2014, we had 12 units at The Ritz-Carlton Residences, Vail and 16 units (of which two units sold subsequent to October 31, 2014) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units we will sell, the ultimate price we will receive, or when the units will sell, although we anticipate the selling process will take two to three years to complete. If a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units, it may result in an impairment charge, particularly for the One Ski Hill Place in Breckenridge project.

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2014 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets (particularly related to our Colorado Lodging operations), negatively affecting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for the three months ended October 31, 2014, compared to the three months ended October 31, 2013 (in thousands):

	Three Months Ended October 31,
	2014	2013
Mountain Reported EBITDA	$(54,841)	$(66,840)
Lodging Reported EBITDA	739	309
Resort Reported EBITDA	(54,102)	(66,531)
Real Estate Reported EBITDA	(2,231)	(385)
Loss before benefit from income taxes	(102,101)	(117,504)
Net loss attributable to Vail Resorts, Inc.	$(64,276)	$(73,376)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2014 compared to the three months ended October 31, 2013
Mountain segment operating results for the three months ended October 31, 2014 and 2013 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2014	2013
Net Mountain revenue:
Lift	$—	$—	—%
Ski school	—	—	—%
Dining	8,039	7,464	7.7%
Retail/rental	29,473	28,900	2.0%
Other	22,874	20,967	9.1%
Total Mountain net revenue	$60,386	$57,331	5.3%
Mountain operating expense:
Labor and labor-related benefits	$43,005	$39,552	8.7%
Retail cost of sales	16,790	16,863	(0.4)%
General and administrative	32,016	29,516	8.5%
Other	40,141	38,843	3.3%
Total Mountain operating expense	$131,952	$124,774	5.8%
Gain on litigation settlement	16,400	—	nm
Mountain equity investment income, net	325	603	(46.1)%
Mountain Reported EBITDA	$(54,841)	$(66,840)	18.0%

Certain Mountain segment operating expenses presented above for the three months ended October 31, 2013 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $3.2 million and $2.7 million of stock-based compensation expense for the three months ended October 31, 2014 and 2013, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our mountain resorts generally do not open for ski operations until our second fiscal quarter. The first fiscal quarter normally consists of operating and administrative expenses plus summer and retail operations. Mountain Reported EBITDA for the three months ended October 31, 2014 was positively impacted by the $16.4 million gain on Park City litigation settlement, partially offset by the inclusion of negative operating results of Park City since the acquisition date (acquired on September 11, 2014) due to no ski operations and litigation, integration and transaction costs, as compared to the same period in the prior year. The gain on the Park City litigation represents the estimated fair value of the settlement, which we obtained the right to in the Canyons transaction, from the Canyons transaction date of May 29, 2013 to the Park City acquisition date.

Dining revenue increased $0.6 million, or 7.7%, for the three months ended October 31, 2014, compared to the same period in the prior year, which was primarily attributable to improved summer visitation at both our Colorado and Tahoe mountain resorts, increased on-mountain group business at Canyons, and incremental dining revenue of $0.1 million generated at Park City.

Retail/rental revenue increased $0.6 million, or 2.0%, for the three months ended October 31, 2014 compared to the same period in the prior year, which was driven by an increase in retail sales of $0.4 million, or 1.3%, and an increase in rental revenue of $0.2 million, or 9.4%. The increase in retail sales was driven by an increase in sales volume at our Colorado front range stores, which benefited from strong sales at pre-ski season sales events and stores proximate to our Colorado resorts. These increases were partially offset by no on-line retail sales in the current period due to the shutdown of our on-line retail platform in the prior year and lower sales at our Any Mountain stores in the San Francisco Bay Area.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended October 31, 2014, other revenue increased $1.9 million, or 9.1%, primarily due to an increase in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts and incremental revenue from Park City of $0.7 million.

Operating expense increased $7.2 million, or 5.8%, for the three months ended October 31, 2014 compared to the same period in the prior year, partially due to incremental expenses from Park City of $5.2 million (including current year Park City litigation, integration and transaction costs of $3.1 million). Operating expense in the prior year included $2.7 million of Canyons integration and Park City litigation related expenses. Excluding these expenses, operating expense increased $4.7 million, or 3.8%, for the three months ended October 31, 2014 compared to the same period in the prior year. Labor and labor-related benefits (excluding Park City) increased $2.6 million, or 6.5%, primarily due to normal wage adjustments and higher employee medical costs. Retail cost of sales (excluding Park City) decreased $0.1 million, or 0.6%, compared to an increase in retail sales of $0.4 million, or 1.3%, as a result of no on-line retail sales in the current period due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins. General and administrative expense (excluding Park City) increased $2.2 million, or 7.4%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense. Other expense (excluding Park City in the current period and Canyons integration and Park City litigation related expenses from the prior year) was flat compared to the same period in the prior year.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2014 compared to the three months ended October 31, 2013
Lodging segment operating results for the three months ended October 31, 2014 and 2013 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2014	2013
Lodging net revenue:
Owned hotel rooms	$14,918	$14,113	5.7%
Managed condominium rooms	8,111	7,772	4.4%
Dining	13,538	13,346	1.4%
Transportation	2,317	1,872	23.8%
Golf	7,549	7,527	0.3%
Other	9,818	10,162	(3.4)%
	56,251	54,792	2.7%
Payroll cost reimbursements	2,242	2,422	(7.4)%
Total Lodging net revenue	$58,493	$57,214	2.2%
Lodging operating expense:
Labor and labor-related benefits	$27,375	$26,406	3.7%
General and administrative	7,517	7,022	7.0%
Other	20,620	21,055	(2.1)%
	55,512	54,483	1.9%
Reimbursed payroll costs	2,242	2,422	(7.4)%
Total Lodging operating expense	$57,754	$56,905	1.5%
Lodging Reported EBITDA	$739	$309	139.2%

Owned hotel statistics:
ADR	$192.93	$182.62	5.6%
RevPar	$120.51	$115.35	4.5%
Managed condominium statistics:
ADR	$186.52	$182.78	2.0%
RevPar	$43.86	$38.52	13.9%
Owned hotel and managed condominium statistics (combined):
ADR	$190.16	$182.69	4.1%
RevPar	$69.24	$62.95	10.0%

Certain Lodging segment operating expenses presented above for the three months ended October 31, 2013 have been reclassified to conform to the current fiscal quarter presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for the three months ended October 31, 2013 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013).

Lodging Reported EBITDA includes $0.6 million and $0.4 million of stock-based compensation expense for the three months ended October 31, 2014 and 2013, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended October 31, 2014 increased $1.5 million, or 2.7%, as compared to the three months ended October 31, 2013. This increase was primarily due to an increase in revenue at GTLC and an increase in revenue at our mountain resort properties from improved summer visitation and increased transient business at our Colorado resort properties. Improved results generated by GTLC compared to the same period in the prior year were partially attributable to reduced operations for the three months ended October 31, 2013 due to the government shutdown in October 2013, which closed the resort early, and the early closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $0.8 million, or 5.7%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, driven by increased group visitation to GTLC and increased revenue from transient visitation driven by an increase in ADR, as well as increased group visitation in Breckenridge. Revenue from managed condominium rooms increased $0.3 million, or 4.4%, which was primarily attributable to an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased summer visitation at our Colorado resorts which drove a 13.9% increase in RevPar.

Dining revenue for the three months ended October 31, 2014 increased $0.2 million, or 1.4%, compared to the three months ended October 31, 2013, due to increased dining revenue at GTLC and Canyons, partially offset by lower dining revenue at our Colorado resorts. Transportation revenue for the three months ended October 31, 2014 increased $0.4 million, or 23.8%, as compared to the three months ended October 31, 2013, primarily due to the increased summer visitation to our Colorado resorts, which drove a 34.7% increase in total passengers compared to the same period in the prior year. Other revenue decreased $0.3 million, or 3.4%, compared to the same period in the prior year primarily due to a decrease in conference services provided to our group business at our Keystone resort and Canyons.

Operating expense (excluding reimbursed payroll costs) increased $1.0 million, or 1.9%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Labor and labor-related benefits increased $1.0 million, or 3.7%, due to higher staffing levels associated with increased occupancy and normal wage increases. General and administrative expense increased $0.5 million, or 7.0%, due to higher allocated corporate costs. Other expense decreased $0.5 million, or 2.1%, primarily due to lower other operating expenses (e.g. repairs and maintenance and supplies expense).

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

Real Estate Segment

Three months ended October 31, 2014 compared to the three months ended October 31, 2013
Real Estate segment operating results for the three months ended October 31, 2014 and 2013 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2014	2013
Total Real Estate net revenue	$9,383	$8,846	6.1%
Real Estate operating expense:
Cost of sales (including sales commission)	7,753	7,487	3.6%
Other	3,861	1,744	121.4%
Total Real Estate operating expense	11,614	9,231	25.8%
Real Estate Reported EBITDA	$(2,231)	$(385)	(479.5)%
Real Estate Reported EBITDA includes $0.4 million of stock-based compensation expense for both the three months ended October 31, 2014 and 2013.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2014
Real Estate segment net revenue for the three months ended October 31, 2014 was driven by the closing of two condominium units at The Ritz-Carlton Residences, Vail ($6.3 million of revenue with an average selling price of $3.1 million and an average price per square foot of $1,566) and two condominium units at One Ski Hill Place ($2.6 million of revenue with an average selling price of $1.3 million and an average price per square foot of $1,090). The average price per square foot of both of these projects is driven by their premier location and the comprehensive and exclusive amenities related to these projects. Real Estate net revenue also included $0.1 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended October 31, 2014 included cost of sales of $7.0 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,228) and two condominium units at One Ski Hill Place (average cost per square foot of $868). The cost per square foot for these projects reflects the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.5 million were incurred commensurate with revenue recognized. Other operating expense of $3.9 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Operating expense for the three months ended October 31, 2013 included cost of sales of $6.9 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,005) and from the closing of one condominium unit at One Ski Hill Place (cost per square foot of $736). Additionally, sales commissions of approximately $0.5 million were incurred commensurate with revenue recognized. Other operating expense of $1.7 million (including $0.4 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, other segment operating expense included $3.5 million (recorded as a credit to other expense) for the recovery of project costs on previously sold units.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2014 increased $1.8 million compared to the same period in the prior year, primarily due to assets assumed in the Park City acquisition.

Change in fair value of contingent consideration. A change in fair value of contingent consideration of $4.5 million was recorded as a gain during the three months ended October 31, 2014 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. The fair value of contingent consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by us, plus future capital expenditures. The estimated fair value of the contingent consideration is $6.0 million as of October 31, 2014.

Interest expense. Interest expense for the three months ended October 31, 2014 decreased $2.5 million compared to the same period in the prior year due to the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014, partially offset by interest expense on the borrowings incurred under the Credit Agreement related to the Park City acquisition during the three months ended October 31, 2014.

Income taxes.  The effective tax rate benefit for the three months ended October 31, 2014 was 37.0% compared to the effective tax rate benefit for the three months ended October 31, 2013 of 37.5%.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items).

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

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2014	2013
Mountain Reported EBITDA	$(54,841)	$(66,840)
Lodging Reported EBITDA	739	309
Resort Reported EBITDA	(54,102)	(66,531)
Real Estate Reported EBITDA	(2,231)	(385)
Total Reported EBITDA	(56,333)	(66,916)
Depreciation and amortization	(35,969)	(34,156)
Loss on disposal of fixed assets, net	(755)	(429)
Change in fair value of contingent consideration	4,550	—
Investment (loss) income, net	(26)	95
Interest expense	(13,568)	(16,098)
Loss before benefit from income taxes	(102,101)	(117,504)
Benefit from income taxes	37,777	44,067
Net loss	(64,324)	(73,437)
Net loss attributable to noncontrolling interests	48	61
Net loss attributable to Vail Resorts, Inc.	$(64,276)	$(73,376)
The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2014	2013
Long-term debt	$819,238	$797,062
Long-term debt due within one year	1,022	1,003
Total debt	820,260	798,065
Less: cash and cash equivalents	29,840	114,225
Net Debt	$790,420	$683,840

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
We had $29.8 million of cash and cash equivalents as of October 31, 2014, compared to $114.2 million as of October 31, 2013. The decrease in cash and cash equivalents from the comparable period in the prior year is primarily driven by the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014 partially offset by our cash generated from operating activities. In total, we used $14.6 million of cash in the three months ended October 31, 2014 and used $24.4 million of cash in the three months ended October 31, 2013. We anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

At October 31, 2014, we also had available $150.2 million under our Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $183.0 million and certain letters of credit outstanding of $66.8 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2019, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.50%.

Three months ended October 31, 2014 compared to the three months ended October 31, 2013
We generated $24.5 million of cash from operating activities during the three months ended October 31, 2014, an increase of $8.1 million compared to $16.3 million of cash generated during the three months ended October 31, 2013. The increase in operating cash flows was primarily the result of an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Additionally, we generated $8.7 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) during the three months ended October 31, 2014 compared to $7.5 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the three months ended October 31, 2013. These cash inflows were partially offset by lower Mountain and Lodging segment operating results for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, excluding the non-cash gain on litigation settlement of $16.4 million from the current period. Additionally, cash flow from operations for the three months ended October 31, 2014 included a $10.0 million Park City litigation payment to Talisker.

Cash used in investing activities for the three months ended October 31, 2014 increased by $175.9 million compared to the three months ended October 31, 2013, primarily due to the acquisition of Park City for $182.5 million during the three months ended October 31, 2014, partially offset by a decrease in resort capital expenditures of $6.0 million during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Cash provided by financing activities increased $177.6 million during the three months ended October 31, 2014, compared to the three months ended October 31, 2013, resulting from an increase in net borrowings under the Credit Agreement of $183.0 million used to fund the Park City acquisition, partially offset by an increase in the amount of cash dividends paid on our common stock of $7.6 million during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We anticipate we will spend approximately $85 million to $95 million of resort capital expenditures for calendar year 2014, which includes approximately $5 million of capital expenditures for summer-related activities. Included in these estimated capital expenditures is approximately $48 million to $53 million of maintenance capital expenditures, which are necessary to maintain the appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Approximately $65 million was spent for capital expenditures in calendar year 2014 as of October 31, 2014, leaving approximately $20 million to $30 million to spend in the remainder of calendar year 2014. Discretionary expenditures for calendar year 2014 include, among other projects, replacing the Centennial Express Lift at

Beaver Creek with a new high speed, state-of-the-art combination gondola and chairlift, upgrading the Colorado SuperChair at Breckenridge with a new six-passenger chairlift, room renovations at The Lodge at Vail, an owned RockResort property, investments in our customer data analytics capabilities and expansion of the Cloud Dine restaurant at Canyons.

For calendar year 2015, we expect to incur resort capital expenditures of approximately $110 million to $115 million, which excludes any capital expenditures for new summer activities. This capital plan includes approximately $50 million of capital expenditures for Park City and Canyons including the installation of an eight-person gondola connecting Park City and Canyons creating the largest ski resort by acreage in the United States, upgrading two chairlifts, major on-mountain restaurant improvements, and an expanded maintenance capital plan.  Excluding investments in summer activities and the one-time $50 million investment in Park City and Canyons, we expect to spend approximately $60 million to $65 million that includes an upgrade of the Avanti Chair (Chair 2) at Vail Mountain from a four-person to a six-person high-speed chairlift and normal maintenance capital expenditures.  We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to implement our capital plans.

Principal payments on the vast majority of our long-term debt ($818.7 million of the total $820.3 million debt outstanding as of October 31, 2014) are not due until fiscal 2019 and beyond. As of October 31, 2014 and 2013, total long-term debt (including long-term debt due within one year) was $820.3 million and $798.1 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $683.8 million as of October 31, 2013 to $790.4 million as of October 31, 2014, primarily due to funding the Park City acquisition through borrowings under our existing credit facility, partially offset by an increase in cash and cash equivalents adjusted for the early redemption of $175.0 million of principal under our 6.50% Notes in July 2014.

Our debt service requirements can be impacted by changing interest rates as we had $235.6 million of variable-rate debt outstanding as of October 31, 2014. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $2.4 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the three months ended October 31, 2014, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through October 31, 2014, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of October 31, 2014, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 10, 2014, our Board of Directors approved a 100% increase to our quarterly cash dividend to $0.4150 per share (or approximately $15.1 million per quarter based upon shares outstanding as of October 31, 2014). During the three months ended October 31, 2014, the Company paid a cash dividend of $0.4150 per share or $15.1 million in the aggregate. This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2014. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2015. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to successfully initiate, complete and sell our real estate development projects and achieve the anticipated financial benefits from such projects;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of Federal land or to make operational and capital improvements;

•	risks related to federal, state and local government laws, rules and regulations;

•	risks related to our reliance on information technology;

•	our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including from the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses or future acquisitions;

•	our ability to realize anticipated financial benefits from Canyons or Park City;

•	impairments or write downs of our assets;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2014, we had $235.6 million of variable rate indebtedness, representing approximately 28.7% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2014 of 0.9%. Based on variable-rate borrowings outstanding as of October 31, 2014, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by approximately $2.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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
Park City Litigation
On May 29, 2013, in connection with our lease for Canyons Resort, we assumed control over Talisker’s litigation with the then current Park City Mountain Resort ("Park City") operator related to the validity of one or more leases of the Talisker owned land under the majority of the ski terrain of Park City (the "Park City litigation").
The Park City litigation was instituted on March 9, 2012 in the Third Judicial District Court in Summit County, Utah by Greater Park City Company and Greater Properties, Inc. (collectively, "GPCC") against United Park City Mines Company and Talisker Land Holdings, LLC (collectively, "TLH"). GPCC sought, among other things, a declaration from the court it had properly extended the leases or that the leases had not expired. In the alternative, GPCC sought damages caused by TLH's alleged failure to disclose to GPCC that the leases had expired. On May 21, 2014, the court found that GPCC’s leases expired by their terms as of April 30, 2011. On July 1, 2014, the court granted partial summary judgment to TLH on its unlawful detainer claim, finding that GPCC is no longer in lawful possession of the land. The court also entered an order of restitution of the land, returning possession to TLH, but stayed the order. On July 25, 2014, GPCC separately filed a notice of appeal of the court’s July 1 order granting partial summary judgment on the unlawful detainer claim with the Utah Supreme Court. The court held a hearing on August 27, 2014, regarding the motion for an interlocutory appeal and the methodology and calculation of the bond. On September 5, 2014, the court denied GPCC’s request for an interlocutory appeal finding that an appeal was not appropriate until all of the remaining issues have been resolved. Please see Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on September 24, 2014 for additional information related to the Park City litigation.
On September 11, 2014, we acquired the resort operations of Park City, which includes the ski area and related amenities, from GPCC and two GPCC affiliated entities. In addition, the parties entered into ancillary transaction documents regarding, among other items, settlement of the Park City litigation with GPCC. On September 15, 2014, the parties filed a stipulated motion and proposed order for dismissal of all claims, with prejudice, and the Court entered the proposed order. On September 15, 2014, the parties also filed a stipulated motion to dismiss the appeal of the order on the unlawful detainer claim filed by GPCC with the Utah Supreme Court. On September 29, 2014, the Utah Supreme Court dismissed the appeal based on upon the stipulated motion.

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

Exhibit Number	Description	Sequentially Numbered Page

2.1	Purchase and Sale Agreement, dated as of September 11, 2014, between VR CPC Holdings, Inc. and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc. and Powdr Development Company.	16

4.1	Supplemental Indenture, dated October 5, 2014, by and among Vail Resorts, Inc. as Issuer, the Guarantors named therein as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	58

10.1	Vail Resorts, Inc. Management Incentive Plan.	65

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	73

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	74

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	75

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2014, July 31, 2014, and October 31, 2013; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2014 and October 31, 2013; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended October 31, 2014 and October 31, 2013; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2014 and October 31, 2013; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 8, 2014	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 8, 2014	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)