Form 10-Q
period 2015-01-31
VAIL RESORTS INC
filed 2015-03-12
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015

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
As of March 6, 2015, 36,347,232 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of January 31, 2015, July 31, 2014 and January 31, 2014	F-2
Consolidated Condensed Statements of Operations for the Three and Six Months Ended January 31, 2015 and 2014	F-3
Consolidated Condensed Statements of Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2015 and 2014	F-4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended January 31, 2015 and 2014	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	January 31, 2015	July 31, 2014	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$36,578	$44,406	$205,276
Restricted cash	12,864	13,181	12,942
Trade receivables, net	68,454	95,977	57,673
Inventories, net	72,905	67,183	72,503
Other current assets	67,001	54,299	54,501
Total current assets	257,802	275,046	402,895
Property, plant and equipment, net (Note 6)	1,284,215	1,147,990	1,187,789
Real estate held for sale and investment	151,103	157,858	184,101
Goodwill, net	469,678	378,148	379,161
Intangible assets, net	142,440	117,523	119,460
Other assets	40,914	97,284	101,443
Total assets	$2,346,152	$2,173,849	$2,374,849
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$420,829	$289,218	$369,208
Income taxes payable	48,304	33,966	39,543
Long-term debt due within one year (Note 4)	1,196	1,022	965
Total current liabilities	470,329	324,206	409,716
Long-term debt (Note 4)	634,739	625,600	798,319
Other long-term liabilities (Note 6)	229,313	260,681	240,226
Deferred income taxes	148,309	128,562	112,531
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,294,906, 41,152,800 and 41,091,390 shares issued, respectively	413	412	411
Additional paid-in capital	620,083	612,322	604,090
Accumulated other comprehensive loss	(646)	(199)	(186)
Retained earnings	422,845	401,500	388,944
Treasury stock, at cost, 4,949,111 shares (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	849,503	820,843	800,067
Noncontrolling interests	13,959	13,957	13,990
Total stockholders’ equity (Note 2)	863,462	834,800	814,057
Total liabilities and stockholders’ equity	$2,346,152	$2,173,849	$2,374,849
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net revenue:
Mountain	$463,031	$391,656	$523,417	$448,987
Lodging	59,364	56,187	117,857	113,401
Real estate	7,842	4,877	17,225	13,723
Total net revenue	530,237	452,720	658,499	576,111
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	268,966	243,512	400,918	368,286
Lodging	53,927	53,259	111,681	110,164
Real estate	9,871	8,006	21,485	17,237
Total segment operating expense	332,764	304,777	534,084	495,687
Other operating (expense) income:
Depreciation and amortization	(37,376)	(36,204)	(73,345)	(70,360)
Gain on litigation settlement (Note 5)	—	—	16,400	—
Change in fair value of contingent consideration (Note 8)	—	—	4,550	—
Loss on disposal of fixed assets and other, net	(26)	(1,044)	(781)	(1,473)
Income from operations	160,071	110,695	71,239	8,591
Mountain equity investment income, net	200	14	525	617
Investment income, net	62	70	36	165
Interest expense	(13,807)	(16,239)	(27,375)	(32,337)
Income (loss) before (provision) benefit from income taxes	146,526	94,540	44,425	(22,964)
(Provision) benefit from income taxes (Note 12)	(30,826)	(35,340)	6,951	8,727
Net income (loss)	115,700	59,200	51,376	(14,237)
Net loss attributable to noncontrolling interests	62	63	110	124
Net income (loss) attributable to Vail Resorts, Inc.	$115,762	$59,263	$51,486	$(14,113)
Per share amounts (Note 3):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$3.19	$1.64	$1.42	$(0.39)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$3.10	$1.60	$1.38	$(0.39)
Cash dividends declared per share	$0.4150	$0.2075	$0.8300	$0.4150
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net income (loss)	$115,700	$59,200	$51,376	$(14,237)
Foreign currency translation adjustments, net of tax	(307)	(130)	(447)	(119)
Comprehensive income (loss)	115,393	59,070	50,929	(14,356)
Comprehensive loss attributable to noncontrolling interests	62	63	110	124
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$115,455	$59,133	$51,039	$(14,232)
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$51,376	$(14,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,345	70,360
Cost of real estate sales	12,620	10,104
Stock-based compensation expense	8,226	7,054
Deferred income taxes, net	24,321	(8,727)
Change in fair value of contingent consideration	(4,550)	—
Gain on litigation settlement	(16,400)	—
Park City litigation settlement payment	(10,000)	—
Other non-cash income, net	(2,577)	(1,501)
Changes in assets and liabilities:
Trade receivables, net	28,742	22,396
Inventories, net	(5,358)	(4,004)
Accounts payable and accrued liabilities	129,655	100,724
Other assets and liabilities, net	(15,215)	(7,548)
Net cash provided by operating activities	274,185	174,621
Cash flows from investing activities:
Capital expenditures	(74,020)	(93,771)
Acquisition of business	(182,500)	—
Other investing activities, net	704	149
Net cash used in investing activities	(255,816)	(93,622)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	243,000	—
Payments of long-term debt	(243,536)	—
Dividends paid	(30,141)	(14,986)
Other financing activities, net	4,593	621
Net cash used in financing activities	(26,084)	(14,365)
Effect of exchange rate changes on cash and cash equivalents	(113)	38
Net (decrease) increase in cash and cash equivalents	(7,828)	66,672
Cash and cash equivalents:
Beginning of period	44,406	138,604
End of period	$36,578	$205,276

Non-cash investing and financing activities:
Accrued capital expenditures	$4,016	$8,051
Capital expenditures under long-term financing	$7,037	$—
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

Canyons Retrospective Adjustment— During the fiscal year ended July 31, 2014, the Company recorded a measurement period adjustment to its Canyons preliminary purchase price allocation of $32.9 million which reduced deferred income tax assets, net with a corresponding increase to goodwill and reflected this as a retrospective adjustment as of July 31, 2013. As such, the January 31, 2014 Consolidated Condensed Balance Sheet reflects this retrospective adjustment (including the Supplemental Consolidating Condensed Balance Sheet - see Note 13, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).

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

	For the Six Months Ended January 31,
	2015			2014
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$820,843	$13,957	$834,800	$823,868	$14,001	$837,869
Net income (loss)	51,486	(110)	51,376	(14,113)	(124)	(14,237)
Stock-based compensation expense	8,226	—	8,226	7,054	—	7,054
Issuance of shares under share award plans, net of shares withheld for taxes	(3,705)	—	(3,705)	(4,877)	—	(4,877)
Tax benefit from share award plans	3,241	—	3,241	3,240	—	3,240
Cash dividends paid on common stock	(30,141)	—	(30,141)	(14,986)	—	(14,986)
Contributions from noncontrolling interests, net	—	112	112	—	113	113
Foreign currency translation adjustments, net of tax	(447)	—	(447)	(119)	—	(119)
Balance, end of period	$849,503	$13,959	$863,462	$800,067	$13,990	$814,057

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds (Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of January 31, 2015 are presented below (in thousands):

	January 31, 2015
	Carrying Value	Fair Value
6.50% Notes	$215,000	$223,063
Industrial Development Bonds	$41,200	$47,014
Other long-term debt	$11,984	$12,679

New Accounting Standards— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company's 2018 first fiscal quarter), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which amends the consolidation requirements in ASC 810, "Consolidation". This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company's 2017 first fiscal quarter). The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations.

3.	Net Income (Loss) Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$115,762	$115,762	$59,263	$59,263
Weighted-average shares outstanding	36,329	36,329	36,130	36,130
Effect of dilutive securities	—	1,038	—	990
Total shares	36,329	37,367	36,130	37,120
Net income per share attributable to Vail Resorts	$3.19	$3.10	$1.64	$1.60

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 8,000 and 14,800 for the three months ended January 31, 2015 and 2014, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2015 and 2014 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2015		2014
	Basic	Diluted	Basic		Diluted
Net income (loss) per share:
Net income (loss) attributable to Vail Resorts	$51,486	$51,486	$(14,113)		$(14,113)
Weighted-average shares outstanding	36,289	36,289	36,078		36,078
Effect of dilutive securities	—	1,024	—	—	—
Total shares	36,289	37,313	36,078		36,078
Net income (loss) per share attributable to Vail Resorts	$1.42	$1.38	$(0.39)		$(0.39)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive totaled 4,000 and 1,017,000 for the six months ended January 31, 2015 and 2014, respectively.

During the three and six months ended January 31, 2015, the Company paid dividends of $0.4150 and $0.8300 per share ($15.1 million and $30.1 million, respectively, in the aggregate). During the three and six months ended January 31, 2014, the Company paid dividends of $0.2075 and $0.4150 per share ($7.5 million and $15.0 million, respectively, in the aggregate). On March 11, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.6225 per share payable on April 15, 2015 to stockholders of record as of March 31, 2015.

4.	Long-Term Debt
Long-term debt as of January 31, 2015, July 31, 2014 and January 31, 2014 is summarized as follows (in thousands):

	Maturity (a)	January 31, 2015	July 31, 2014	January 31, 2014
Credit Facility Revolver	2019	$—	$—	$—
Industrial Development Bonds	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	215,000	215,000	390,000
Canyons obligation	2063	314,657	311,858	309,093
Other	2015-2029	12,503	5,989	6,416
Total debt		635,935	626,622	799,284
Less: Current maturities (b)		1,196	1,022	965
Long-term debt		$634,739	$625,600	$798,319

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2015 reflected by fiscal year are as follows (in thousands):

Total
2015	$704
2016	779
2017	854
2018	897
2019	215,955
Thereafter	416,746
Total debt	$635,935

The Company incurred gross interest expense of $13.8 million and $16.2 million for the three months ended January 31, 2015 and 2014, respectively, of which $0.4 million and $0.5 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the three months ended January 31, 2015 and 2014. The Company incurred gross interest expense of $27.4 million and $32.3 million for the six months ended January 31, 2015 and 2014, respectively, of which $0.7 million and $1.0 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the six months ended January 31, 2015 and 2014.

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

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City (the "Park City Litigation"). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the six months ended January 31, 2015. The gain on litigation settlement represents the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the six months ended January 31, 2015, resulting from the settlement of the Park City Litigation.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,348
Other assets	3,336
Property, plant and equipment	76,605
Deferred income tax assets, net	7,444
Real estate held for sale and investment	7,000
Intangible assets	27,700
Goodwill	91,861
Total identifiable assets acquired	$215,294
Accounts payable and accrued liabilities	$2,025
Deferred revenue	4,319
Total liabilities assumed	$6,344
Total purchase price	$208,950

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Park City are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. During the three months ended January 31, 2015 the Company recorded an adjustment to its preliminary purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill and will reflect this as a retrospective adjustment as of October 31, 2014.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $27.6 million and $28.4 million of net revenue (including an allocation of season pass revenue) for the three and six months ended January 31, 2015, respectively. The Company has recognized $0.8 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the six months ended January 31, 2015.

Certain land and improvements in the Park City ski area (excluding the base area) were part of the Talikser leased premises to Park City and was subject to the Park City Litigation as of the Canyons transaction date, and as such, was recorded as a deposit ("Park City Deposit") for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction. Upon settlement of the Park City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the six months ended January 31, 2015. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 8, Fair Value Measurements). The majority of the assets acquired under the Park City acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.

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

Three Months Ended January 31,
2014
Pro forma net revenue	$473,865
Pro forma net income attributable to Vail Resorts, Inc.	$62,252
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$1.72
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$1.68

	Six Months Ended January 31,
	2015	2014
Pro forma net revenue	$660,535	$600,057
Pro forma net income (loss) attributable to Vail Resorts, Inc.	$51,978	$(14,413)
Pro forma basic net income (loss) per share attributable to Vail Resorts, Inc.	$1.43	$(0.40)
Pro forma diluted net income (loss) per share attributable to Vail Resorts, Inc.	$1.39	$(0.40)

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2015	July 31, 2014	January 31, 2014
Land and land improvements	$411,148	$348,328	$349,532
Buildings and building improvements	959,863	907,280	906,658
Machinery and equipment	774,791	700,745	701,293
Furniture and fixtures	281,869	269,209	275,016
Software	104,511	98,653	99,262
Vehicles	58,760	55,724	55,146
Construction in progress	16,676	31,487	13,244
Gross property, plant and equipment	2,607,618	2,411,426	2,400,151
Accumulated depreciation	(1,323,403)	(1,263,436)	(1,212,362)
Property, plant and equipment, net	$1,284,215	$1,147,990	$1,187,789

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2015	July 31, 2014	January 31, 2014
Trade payables	$87,864	$71,823	$76,575
Deferred revenue	163,253	110,566	140,156
Accrued salaries, wages and deferred compensation	41,710	29,833	33,243
Accrued benefits	22,304	21,351	22,755
Deposits	33,709	15,272	32,788
Accrued interest	5,550	5,429	7,912
Other accruals	66,439	34,944	55,779
Total accounts payable and accrued liabilities	$420,829	$289,218	$369,208

The composition of other long-term liabilities follows (in thousands):

	January 31, 2015	July 31, 2014	January 31, 2014
Private club deferred initiation fee revenue	$129,315	$128,824	$130,241
Unfavorable lease obligation, net	30,096	31,338	32,702
Other long-term liabilities	69,902	100,519	77,283
Total other long-term liabilities	$229,313	$260,681	$240,226

The changes in the net carrying amount of goodwill allocated between the Company's segments for the six months ended January 31, 2015 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2014	$310,249	$67,899	$378,148
Acquisition	91,861	—	91,861
Effects of changes in foreign currency exchange rates	(331)	—	(331)
Balance at January 31, 2015	$401,779	$67,899	$469,678

7.    Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2015, the Employee Housing Entities had total assets of $27.2 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.2 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.4 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2015.

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2015
Description	Balance at January 31, 2015	Level 1	Level 2	Level 3

Assets:
Money Market	$7,578	$7,578	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,900	$—	$2,900	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

	Fair Value Measurement as of July 31, 2014
Description	Balance at July 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,022	$9,022	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$880	$—	$880	$—

Liabilities:
Contingent Consideration	$10,500	$—	$—	$10,500

	Fair Value Measurement as of January 31, 2014
Description	Balance at January 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,023	$9,023	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration	$9,100	$—	$—	$9,100

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the six months ended January 31, 2015 and 2014 were as follows:

Balance as of July 31, 2014 and 2013, respectively	$10,500	$9,100
Change in fair value	(4,500)	—
Balance as of January 31, 2015 and 2014, respectively	$6,000	$9,100

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the "Contingent Consideration"). The fair value of Contingent Consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by the Company, plus future capital expenditures. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 3.0%. The model also incorporates assumptions for EBITDA and capital expenditures which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2015, the Company recorded a decrease of $4.5 million in the estimated fair value of the participating contingent payments, and recorded the related gain in income from operations. The estimated fair value of the contingent consideration is $6.0 million as of January 31, 2015 and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2015, July 31, 2014 and January 31, 2014, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.

Guarantees/Indemnifications
As of January 31, 2015, the Company had various other letters of credit for $58.9 million, consisting primarily of $53.4 million to support the Employee Housing Bonds and $3.5 million for workers’ compensation and general liability deductibles related to construction and development activities.

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

Legal

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of January 31, 2015, July 31, 2014 and January 31, 2014, the accrual for the above loss contingencies was not material individually and in the aggregate.

10.    Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and Urban ski areas and related ancillary services. The Lodging segment includes the operations of all of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of each other, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

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

The following table presents financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net revenue:
Lift	$239,288	$195,357	$239,288	$195,357
Ski school	57,295	46,930	57,295	46,930
Dining	38,619	32,602	46,658	40,066
Retail/rental	95,012	85,717	124,485	114,616
Other	32,817	31,050	55,691	52,018
Total Mountain net revenue	463,031	391,656	523,417	448,987
Lodging	59,364	56,187	117,857	113,401
Total Resort net revenue	522,395	447,843	641,274	562,388
Real estate	7,842	4,877	17,225	13,723
Total net revenue	$530,237	$452,720	$658,499	$576,111
Operating expense:
Mountain	$268,966	$243,512	$400,918	$368,286
Lodging	53,927	53,259	111,681	110,164
Total Resort operating expense	322,893	296,771	512,599	478,450
Real estate	9,871	8,006	21,485	17,237
Total segment operating expense	$332,764	$304,777	$534,084	$495,687
Gain on litigation settlement	$—	$—	$16,400	$—
Mountain equity investment income, net	200	14	525	617
Reported EBITDA:
Mountain	$194,265	$148,158	$139,424	$81,318
Lodging	5,437	2,928	6,176	3,237
Resort	199,702	151,086	145,600	84,555
Real estate	(2,029)	(3,129)	(4,260)	(3,514)
Total Reported EBITDA	$197,673	$147,957	$141,340	$81,041

Real estate held for sale and investment	$151,103	$184,101	$151,103	$184,101

Reconciliation to net income (loss) attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$197,673	$147,957	$141,340	$81,041
Depreciation and amortization	(37,376)	(36,204)	(73,345)	(70,360)
Change in fair value of contingent consideration	—	—	4,550	—
Loss on disposal of fixed assets and other, net	(26)	(1,044)	(781)	(1,473)
Investment income, net	62	70	36	165
Interest expense	(13,807)	(16,239)	(27,375)	(32,337)
Income (loss) before (provision) benefit from income taxes	146,526	94,540	44,425	(22,964)
(Provision) benefit from income taxes	(30,826)	(35,340)	6,951	8,727
Net income (loss)	$115,700	$59,200	$51,376	$(14,237)
Net loss attributable to noncontrolling interests	62	63	110	124
Net income (loss) attributable to Vail Resorts, Inc.	$115,762	$59,263	$51,486	$(14,113)

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the three and six months ended January 31, 2015 and 2014, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through January 31, 2015, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

12.    Income Taxes

The Company had Federal net operating loss (“NOL”) carryforwards that expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income. As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and reduced its federal tax liability in the amount of $19.6 million in subsequent returns. These NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992. During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code. The Company appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals. In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation. The Company disagreed with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid, plus interest. On July 1, 2011, the District Court granted the Company summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The computations themselves, however, remained in dispute, and the District Court's ruling was subject to appeal by the IRS. Subsequently, the District Court proceedings were continued pending settlement discussions between the parties.

The Company also filed two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involved substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 in which the Company disagreed with the IRS as to the utilization of NOLs. Like the District Court proceedings, the Tax Court proceedings were continued pending settlement discussions between the parties.

On January 29, 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed the Company to utilize a significant portion of the NOLs. As a result, the Company reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within its Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2015.

13.    Guarantor Subsidiaries and Non-Guarantor Subsidiaries
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

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of January 31, 2015, July 31, 2014, and January 31, 2014. Statements of operations and statements of comprehensive income (loss) are presented for the three and six months ended January 31, 2015 and 2014. Statements of cash flows are presented for the six months ended January 31, 2015 and 2014. As of January 31, 2014, the Company revised its classification of advances to Parent in the amount of $508.6 million to properly present it as contra equity in the Supplemental Consolidating Condensed Balance Sheet from advances to Parent within total assets. The Company has determined that this revision is not material to the Supplemental Consolidating Condensed Balance Sheet.

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

Supplemental Consolidating Condensed Balance Sheet
As of January 31, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$26,611	$9,967	$—	$36,578
Restricted cash	—	10,650	2,214	—	12,864
Trade receivables, net	—	65,663	2,791	—	68,454
Inventories, net	—	72,687	218	—	72,905
Other current assets	32,396	34,259	346	—	67,001
Total current assets	32,396	209,870	15,536	—	257,802
Property, plant and equipment, net	—	1,243,595	40,620	—	1,284,215
Real estate held for sale and investment	—	151,103	—	—	151,103
Goodwill, net	—	468,353	1,325	—	469,678
Intangible assets, net	—	123,382	19,058	—	142,440
Other assets	2,471	43,352	5,071	(9,980)	40,914
Investments in subsidiaries	1,977,105	(8,904)	—	(1,968,201)	—
Advances to affiliates	—	—	1,445	(1,445)	—
Total assets	$2,011,972	$2,230,751	$83,055	$(1,979,626)	$2,346,152
Current liabilities:
Accounts payable and accrued liabilities	$3,840	$407,046	$9,943	$—	$420,829
Income taxes payable	48,304	—	—	—	48,304
Long-term debt due within one year	—	952	244	—	1,196
Total current liabilities	52,144	407,998	10,187	—	470,329
Advances from affiliates	725,405	1,445	—	(726,850)	—
Long-term debt	215,000	362,476	57,263	—	634,739
Other long-term liabilities	21,211	207,132	10,950	(9,980)	229,313
Deferred income taxes	148,709	—	(400)	—	148,309
Total Vail Resorts, Inc. stockholders’ equity (deficit)	849,503	1,977,105	(8,904)	(1,968,201)	849,503
Advances to Parent	—	(725,405)	—	725,405	—
Noncontrolling interests	—	—	13,959	—	13,959
Total stockholders’ equity	849,503	1,251,700	5,055	(1,242,796)	863,462
Total liabilities and stockholders’ equity	$2,011,972	$2,230,751	$83,055	$(1,979,626)	$2,346,152

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

Supplemental Consolidating Condensed Balance Sheet
As of January 31, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$197,363	$7,913	$—	$205,276
Restricted cash	—	11,188	1,754	—	12,942
Trade receivables, net	—	53,833	3,840	—	57,673
Inventories, net	—	72,233	270	—	72,503
Other current assets	27,885	26,090	526	—	54,501
Total current assets	27,885	360,707	14,303	—	402,895
Property, plant and equipment, net	—	1,143,884	43,905	—	1,187,789
Real estate held for sale and investment	—	184,101	—	—	184,101
Goodwill, net	—	377,490	1,671	—	379,161
Intangible assets, net	—	100,116	19,344	—	119,460
Other assets	5,529	101,201	4,172	(9,459)	101,443
Investments in subsidiaries	1,851,623	(5,134)	—	(1,846,489)	—
Advances to affiliates	—	—	3,116	(3,116)	—
Total assets	$1,885,037	$2,262,365	$86,511	$(1,859,064)	$2,374,849
Current liabilities:
Accounts payable and accrued liabilities	$6,549	$353,215	$9,444	$—	$369,208
Income taxes payable	39,543	—	—	—	39,543
Long-term debt due within one year	—	734	231	—	965
Total current liabilities	46,092	353,949	9,675	—	409,716
Advances from affiliates	508,559	3,116	—	(511,675)	—
Long-term debt	390,000	350,812	57,507	—	798,319
Other long-term liabilities	27,673	211,424	10,588	(9,459)	240,226
Deferred income taxes	112,646	—	(115)	—	112,531
Total Vail Resorts, Inc. stockholders’ equity (deficit)	800,067	1,851,623	(5,134)	(1,846,489)	800,067
Advances to Parent	—	(508,559)	—	508,559	—
Noncontrolling interests	—	—	13,990	—	13,990
Total stockholders’ equity	800,067	1,343,064	8,856	(1,337,930)	814,057
Total liabilities and stockholders’ equity	$1,885,037	$2,262,365	$86,511	$(1,859,064)	$2,374,849

Supplemental Consolidating Condensed Statement of Operations
For the three months ended January 31, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$528,525	$6,575	$(4,863)	$530,237
Total operating expense	133	368,931	5,927	(4,825)	370,166
(Loss) income from operations	(133)	159,594	648	(38)	160,071
Other expense, net	(3,639)	(9,783)	(361)	38	(13,745)
Equity investment income, net	—	200	—	—	200
(Loss) income before benefit (provision) for income taxes	(3,772)	150,011	287	—	146,526
Benefit (provision) for income taxes	25,101	(55,790)	(137)	—	(30,826)
Net income before equity in income of consolidated subsidiaries	21,329	94,221	150	—	115,700
Equity in income of consolidated subsidiaries	94,433	212	—	(94,645)	—
Net income	115,762	94,433	150	(94,645)	115,700
Net loss attributable to noncontrolling interests	—	—	62	—	62
Net income attributable to Vail Resorts, Inc.	$115,762	$94,433	$212	$(94,645)	$115,762

Supplemental Consolidating Condensed Statement of Operations
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

Supplemental Consolidating Condensed Statement of Operations
For the six months ended January 31, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$658,251	$9,217	$(8,969)	$658,499
Total operating expense	221	606,437	10,445	(8,893)	608,210
Gain on litigation settlement	—	16,400	—	—	16,400
Change in fair value of contingent consideration	—	4,550	—	—	4,550
(Loss) income from operations	(221)	72,764	(1,228)	(76)	71,239
Other expense, net	(7,278)	(19,454)	(683)	76	(27,339)
Equity investment income, net	—	525	—	—	525
(Loss) income before benefit (provision) for income taxes	(7,499)	53,835	(1,911)	—	44,425
Benefit (provision) for income taxes	26,434	(19,583)	100	—	6,951
Net income (loss) before equity in income (loss) of consolidated subsidiaries	18,935	34,252	(1,811)	—	51,376
Equity in income (loss) of consolidated subsidiaries	32,551	(1,701)	—	(30,850)	—
Net income (loss)	51,486	32,551	(1,811)	(30,850)	51,376
Net loss attributable to noncontrolling interests	—	—	110	—	110
Net income (loss) attributable to Vail Resorts, Inc.	$51,486	$32,551	$(1,701)	$(30,850)	$51,486

Supplemental Consolidating Condensed Statement of Operations
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

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the three months ended January 31, 2015
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income	$115,762	$94,433	$150	$(94,645)	$115,700
Foreign currency translation adjustments, net of tax	(307)	(307)	(307)	614	(307)
Comprehensive income (loss)	115,455	94,126	(157)	(94,031)	115,393
Comprehensive loss attributable to noncontrolling interests	—	—	62	—	62
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$115,455	$94,126	$(95)	$(94,031)	$115,455

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

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the six months ended January 31, 2015
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$51,486	$32,551	$(1,811)	$(30,850)	$51,376
Foreign currency translation adjustments, net of tax	(447)	(447)	(447)	894	(447)
Comprehensive income (loss)	51,039	32,104	(2,258)	(29,956)	50,929
Comprehensive loss attributable to noncontrolling interests	—	—	110	—	110
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$51,039	$32,104	$(2,148)	$(29,956)	$51,039

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
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

Supplemental Consolidating Condensed Statement of Cash Flows
For the six months ended January 31, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by operating activities	$30,244	$242,353	$1,588	$274,185
Cash flows from investing activities:
Capital expenditures	—	(73,424)	(596)	(74,020)
Acquisition of business	—	(182,500)	—	(182,500)
Other investing activities, net	—	693	11	704
Net cash used in investing activities	—	(255,231)	(585)	(255,816)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	243,000	—	243,000
Payments of other long-term debt	—	(243,305)	(231)	(243,536)
Dividends paid	(30,141)	—	—	(30,141)
Other financing activities, net	3,255	1,132	206	4,593
Advances	(3,358)	3,358	—	—
Net cash (used in) provided by financing activities	(30,244)	4,185	(25)	(26,084)
Effect of exchange rate changes on cash and cash equivalents	—	234	(347)	(113)
Net (decrease) increase in cash and cash equivalents	—	(8,459)	631	(7,828)
Cash and cash equivalents:
Beginning of period	—	35,070	9,336	44,406
End of period	$—	$26,611	$9,967	$36,578

Supplemental Consolidating Condensed Statement of Cash Flows
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Vail Resorts, Inc. together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2015 ("Form 10-Q") as "we", "us", "our" or the "Company".

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2015 and 2014 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss, plus gain on litigation settlement) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the "Results of Operations" section below for a reconciliation of Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the "Results of Operations" section below for a reconciliation of Net Debt.

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

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); the Canyons and Park City Mountain Resort ("Park City" acquired on September 11, 2014) in Utah ("Utah" resorts); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal, with the majority of revenue earned in our second and third fiscal quarters. Our mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 52% and 50% of Mountain net revenue for the three months ended January 31, 2015 and 2014, respectively.
Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests visiting our resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the three months ended January 31, 2015, Destination guests comprised approximately 53% of our mountain resort skier visits, while In-State guests comprised approximately 47% of our mountain resort skier visits, which compares to approximately 52% and 48%, respectively, for the three months ended January 31, 2014.
Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our mountain resorts and Urban ski areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2015 and 2014, approximately 45% and 46%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 50% of total season pass sales for both the 2014/2015 and 2013/2014 ski seasons, with the remaining season pass sales recognized as lift revenue in our third fiscal quarter ending April 30).
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
The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 93% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended January 31, 2015 and 2014. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment
The Real Estate segment owns and develops real estate in and around our resort communities and primarily engages in vertical development of projects, as well as occasional sales of land to third-party developers. The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. We attempt to mitigate the risk of vertical development by utilizing guaranteed maximum price construction contracts (although certain construction costs may not be covered by contractual limitations), pre-selling a portion of the project, requiring significant non-refundable deposits from buyers, and potentially obtaining non-recourse financing for certain projects (although our last two major vertical development projects have not incurred any such direct third-party financing). Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant development activities on new projects. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to evaluate the launch of future projects with favorable terms and limiting future risk for the Company. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. For the 2013/2014 ski season, pass revenue represented approximately 40% of total lift revenue for the entire ski season. Due to increased pass sales for the 2014/2015 ski season compared to the 2013/2014 ski season, season pass revenue increased approximately $18.7 million, or 20.9%, for the three months ended January 31, 2015 compared to the same period in the prior year (which prior year excludes Park City season pass revenue prior to our acquisition). Additionally, deferred revenue related to season pass sales was $107.8 million as of January 31, 2015 (compared to $89.4 million as of January 31, 2014), which will be mostly recognized as lift revenue during our third fiscal quarter ending April 30, 2015.

•
In May 2013, we entered into a long-term lease with Talisker Corporation (“Talisker”) under which we assumed resort operations of Canyons which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the litigation between the then current operator of Park City and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of Park City (excluding the base area). On September 11, 2014, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City. Pursuant to the Purchase Agreement and ancillary transaction documents dated the same date, we assumed resort operations of Park City. In addition, the parties entered into ancillary transaction documents, including an agreement that settled all litigation related to the validity of the lease of the Talisker-owned land. In connection with settling the litigation, we recorded a gain of $16.4 million for the six months ended January 31, 2015, based upon the estimated fair value of the settlement. Additionally, we recorded a credit of $4.5 million for the six months ended January 31, 2015 for the change in fair value of the contingent consideration which includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by the Company, plus future capital expenditures. We expect that Park City will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of our Utah resorts nor can we predict all the resources required to integrate Park City operations and the ultimate impact our Utah resorts will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Park City acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of January 31, 2015 are subject to change.

•
As of January 31, 2015, we had $36.6 million in cash and cash equivalents, as well as $333.1 million available under our senior credit facility (“Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.9 million). The cash purchase price of $182.5 million for our acquisition of Park City in September 2014 was funded through borrowings under the revolver portion of our Credit Agreement. During the three months ended January 31, 2015, we repaid the outstanding borrowings under our Credit Agreement through cash flow generated from operating activities. We believe that the terms of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs, and the continued positive cash flow from operating activities of our Mountain and Lodging segments (primarily during our second and third fiscal quarters) less capital expenditures has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend of which, on March 11, 2015 our Board of Directors approved a 50% increase in our regular quarterly cash dividend on our common stock to $0.6225 per share (or approximately $22.6 million quarterly based upon shares outstanding as of January 31, 2015). Additionally, on March 12, 2015, we announced that we intend to redeem the outstanding $215.0 million aggregate principal amount of our 6.50% Notes, together with the $41.2 million aggregate principal amount of 6.95% Eagle County Industrial Development Bonds in May 2015. As a result, we expect to pay approximately $8.6 million in early redemption premiums, which will be recorded, along with a write-off of unamortized debt issuance costs, as a loss on extinguishment of debt in the fiscal year ending July 31, 2015. We plan to amend our existing Credit Agreement to provide for a $250.0 million term loan facility and use borrowings from the term loan facility and cash on hand to fund the redemptions. We expect to save approximately $12.0 million in pre-tax annual interest expense at current rates.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of January 31, 2015, we had 11 units at The Ritz-Carlton Residences, Vail and 12 units (of which three units sold subsequent to January 31, 2015) at One Ski Hill Place in Breckenridge available for sale. We cannot predict the ultimate number of units we will sell, the ultimate price we will receive, or when the units will sell, although we anticipate the selling process will take approximately two years to complete. If a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units, it may result in an impairment charge, particularly for the One Ski Hill Place in Breckenridge project.

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

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for the three and six months ended January 31, 2015, compared to the three and six months ended January 31, 2014 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Mountain Reported EBITDA	$194,265	$148,158	$139,424	$81,318
Lodging Reported EBITDA	5,437	2,928	6,176	3,237
Resort Reported EBITDA	199,702	151,086	145,600	84,555
Real Estate Reported EBITDA	(2,029)	(3,129)	(4,260)	(3,514)
Income (loss) before (provision) benefit from income taxes	146,526	94,540	44,425	(22,964)
Net income (loss) attributable to Vail Resorts, Inc.	$115,762	$59,263	$51,486	$(14,113)

A discussion of the segment results and other items can be found below.

Mountain Segment
Three months ended January 31, 2015 compared to the three months ended January 31, 2014
Mountain segment operating results for the three months ended January 31, 2015 and 2014 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Net Mountain revenue:
Lift	$239,288	$195,357	22.5%
Ski school	57,295	46,930	22.1%
Dining	38,619	32,602	18.5%
Retail/rental	95,012	85,717	10.8%
Other	32,817	31,050	5.7%
Total Mountain net revenue	$463,031	$391,656	18.2%
Mountain operating expense:
Labor and labor-related benefits	$102,470	$93,464	9.6%
Retail cost of sales	35,546	33,989	4.6%
Resort related fees	24,866	20,236	22.9%
General and administrative	43,550	37,291	16.8%
Other	62,534	58,532	6.8%
Total Mountain operating expense	$268,966	$243,512	10.5%
Mountain equity investment income, net	200	14	1,328.6%
Mountain Reported EBITDA	$194,265	$148,158	31.1%

Total skier visits	4,071	3,512	15.9%
ETP	$58.78	$55.63	5.7%

Certain Mountain segment operating expenses presented above for the three months ended January 31, 2014 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $3.0 million and $2.5 million of stock-based compensation expense for the three months ended January 31, 2015 and 2014, respectively.

Mountain Reported EBITDA for the three months ended January 31, 2015 increased $46.1 million, or 31.1%, compared to the three months ended January 31, 2014. Our results for the three months ended January 31, 2015 compared to the same period in the prior year reflect very strong pass sales growth for the 2014/2015 ski season, improved results primarily at our Colorado resorts, which saw increases in overall visitation, strong ancillary guest spend and increased yields for ski school, dining and retail/rental operations, as well as the addition of Park City (acquired in September 2014). In addition, our lift and ancillary services revenue was favorably impacted by the timing of the current year quarter end compared to the prior year (the current year quarter ended on a Saturday versus the prior year quarter which ended on a Friday). Our Colorado resorts realized an increase in skier visitation of 5.9% during the three months ended January 31, 2015 compared to the same period in the prior year. Our Tahoe resorts experienced poor conditions, similar to the same period in the prior year, as a result of unseasonably warm temperatures and very low snowfall levels in the Tahoe region. Despite these challenging conditions during the first half of the 2014/2015 ski season, our Tahoe resorts saw growth in skier visitation of 5.3% during the three months ended January 31, 2015 compared to the same period in the prior year.

Lift revenue increased $43.9 million, or 22.5%, for the three months ended January 31, 2015, compared to the same period in the prior year, resulting from a $25.2 million, or 23.9%, increase in lift revenue excluding season pass revenue, as well as an $18.7 million, or 20.9%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 8.0%, along with higher overall visitation excluding season pass holders at our Colorado and Tahoe resorts combined with incremental revenue of $11.8 million from Park City. The increase in season pass revenue was driven by a combination of both an increase in pricing and units sold, and was favorably impacted by the addition of Park City and increased pass sales to Destination guests. Total ETP increased $3.15, or 5.7%, due primarily to price increases in both our lead/window lift ticket products and season pass products, as well as a higher mix of paid lift revenue, which has a higher associated ETP.

Ski school revenue increased $10.4 million, or 22.1%, for the three months ended January 31, 2015, compared to the same period in the prior year, due primarily to a $5.2 million, or 14.2%, increase in ski school revenue at our Colorado resorts, incremental revenue of $4.1 million from Park City, and increased ski school revenue at our Tahoe resorts of $0.6 million, or 8.6%. The increases in ski school revenue at our Colorado and Tahoe resorts were due to increased overall skier visitation and increases in yield per skier visit.

Dining revenue increased $6.0 million, or 18.5%, for the three months ended January 31, 2015, compared to the three months ended January 31, 2014, which was primarily attributable to our Colorado resorts generating an increase of $2.4 million, or 10.4%, due to increased skier visitation and higher yields per skier visit, incremental dining revenue of $2.2 million from Park City, as well as increased dining revenue at our Tahoe resorts of $1.0 million, or 15.0%, driven by increased overall skier visitation and higher yields per skier visit.

Retail/rental revenue increased $9.3 million, or 10.8%, for the three months ended January 31, 2015, compared to the same period in the prior year, which was attributable to both an increase in retail sales and rental revenue of $5.6 million, or 8.9%, and $3.7 million, or 15.9%, respectively. The increase in retail sales was driven primarily by an increase in sales volume at our stores in Colorado and the San Francisco Bay Area, and the addition of Park City. These retail sales increases were partially offset by the elimination of on-line retail sales in the current period due to the shutdown of our on-line retail platform in the prior year. The increase in rental revenue was primarily driven by stores proximate to our mountain resorts which experienced higher volumes due to increased overall skier visitation, and the addition of Park City.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2015, other revenue increased $1.8 million, or 5.7%, compared to the three months ended January 31, 2014, primarily due to incremental revenue from Park City of $0.6 million, and increases in guest and municipal services revenue.

Operating expense increased $25.5 million, or 10.5%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, primarily due to incremental expenses from Park City of $14.1 million (including current year Park City integration costs of $0.6 million). Operating expense in the prior year included $3.0 million of Canyons integration and Park City litigation related expenses. Excluding Park City related expenses and Canyons integration expense, operating expense increased $14.4 million, or 6.0%, for the three months ended January 31, 2015 compared to the same period in the prior year. Labor and labor-related benefits (excluding Park City) increased $3.1 million, or 3.3%, due to normal wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining and increased bonus expense, partially offset by a decrease in workers' compensation expense. Retail cost of sales increased $1.6 million, or 4.6%, compared to an increase in retail sales of $5.6 million, or 8.9%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with no on-line retail sales in the current period due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins. Resort related fees (excluding Park City) increased $2.5 million, or 12.1%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Park City) increased $5.0 million, or 13.4%, primarily due to higher Mountain segment component of allocated corporate costs, including increased sales and marketing expense and increased information and technology expense. Other expense (excluding Park City related expenses and Canyons integration expense) increased $2.5 million, or 4.6%, which was driven by higher food and beverage cost of sales commensurate with the increase in dining revenue, supplies, repairs and maintenance expense, mostly offset by lower fuel costs.

Mountain equity investment income, net, primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2015 compared to the six months ended January 31, 2014
Mountain segment operating results for the six months ended January 31, 2015 and 2014 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Net Mountain revenue:
Lift	$239,288	$195,357	22.5%
Ski school	57,295	46,930	22.1%
Dining	46,658	40,066	16.5%
Retail/rental	124,485	114,616	8.6%
Other	55,691	52,018	7.1%
Total Mountain net revenue	$523,417	$448,987	16.6%
Mountain operating expense:
Labor and labor-related benefits	$145,475	$133,013	9.4%
Retail cost of sales	52,336	50,856	2.9%
Resort related fees	26,150	21,347	22.5%
General and administrative	75,566	66,803	13.1%
Other	101,391	96,267	5.3%
Total Mountain operating expense	$400,918	$368,286	8.9%
Gain on litigation settlement	16,400	—	nm
Mountain equity investment income, net	525	617	(14.9)%
Mountain Reported EBITDA	$139,424	$81,318	71.5%

Total skier visits	4,071	3,512	15.9%
ETP	$58.78	$55.63	5.7%

Certain Mountain segment operating expenses presented above for the six months ended January 31, 2014 have been reclassified to conform to the current fiscal year presentation.

Mountain Reported EBITDA includes $6.2 million and $5.2 million of stock-based compensation expense for the six months ended January 31, 2015 and 2014, respectively.

Mountain Reported EBITDA for the six months ended January 31, 2015 increased $58.1 million, or 71.5%, compared to the six months ended January 31, 2014. This increase is primarily due to very strong pass sales growth for the 2014/2015 ski season, improved results primarily at our Colorado resorts which saw increases in overall visitation, strong ancillary guest spend and increased yields for ski school, dining and retail/rental operations, as well as the addition of Park City (acquired in September 2014). Mountain Reported EBITDA for the six months ended January 31, 2015 was also positively impacted by the $16.4 million gain on the Park City litigation settlement. The gain on the Park City litigation represents the estimated fair value of the settlement, which we obtained the right to in the Canyons transaction, from the Canyons transaction date of May 29, 2013 to the Park City acquisition date.

As our mountain resorts opened during our second fiscal quarter, the results of the six months ended January 31, 2015 and 2014 for lift revenue and ski school revenue are the same as the three months ended January 31, 2015 and 2014.

Dining revenue increased $6.6 million, or 16.5%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, and was primarily attributable to our Colorado resorts generating a $2.6 million, or 9.4%, increase in revenue and our Tahoe resorts generating a $1.1 million, or 12.4%, increase in revenue, both due to increased skier visitation, higher yields per skier visit and improved summer visitation. Additionally, dining revenue was favorably impacted by incremental dining revenue of $2.4 million from Park City.

Retail/rental revenue increased $9.9 million, or 8.6%, for the six months ended January 31, 2015 compared to the same period in the prior year, which was driven by an increase in both retail sales and rental revenue of $6.0 million, or 6.6%, and $3.9 million, or 15.4%, respectively. The increase in retail sales was driven primarily by an increase in sales volume at our stores in

Colorado (including strong sales at pre-ski season sales events) and the San Francisco Bay Area, and incremental revenue from the addition of Park City. These increases were partially offset by the elimination of on-line retail sales in the current period due to the shutdown of our on-line retail platform in the prior year, as previously discussed. The increase in rental revenue was primarily driven by stores in Colorado and the addition of Park City.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the six months ended January 31, 2015, other revenue increased $3.7 million, or 7.1%, compared to the same period in the prior year, primarily due to an increase in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts, and the addition of Park City.

Operating expense increased $32.6 million, or 8.9%, during the six months ended January 31, 2015 compared to the six months ended January 31, 2014, partially due to incremental expenses from Park City of $19.3 million (including current year Park City litigation, integration and transaction costs of $3.7 million). Operating expense in the prior year included $5.7 million of Canyons integration and Park City litigation related expenses. Excluding Park City related expenses and Canyons integration expense, operating expense increased $19.0 million, or 5.2%, for the six months ended January 31, 2015 compared to the same period in the prior year. Labor and labor-related benefits expense (excluding Park City) increased $5.7 million, or 4.3%, primarily due to normal wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operation and on-mountain dining and increased bonus expense, partially offset by decreased workers' compensation expense. Retail cost of sales increased $1.5 million, or 2.9%, compared to an increase in retail sales of $6.0 million, or 6.6%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with no on-line retail sales in the current period due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins. Resort related fees (excluding Park City) increased $2.6 million, or 12.0%, due to overall increases in revenue upon which those fees are based. General and Administrative expenses (excluding Park City) increased $7.2 million, or 10.8%, primarily due to a higher Mountain segment component of corporate costs including increased sales and marketing expense and increased information technology expense. Other expense (excluding Park City related expenses and Canyons integration expense) increased $2.4 million, or 2.6%, primarily driven by higher operating expenses including food and beverage cost of sales commensurate with increased dining revenue, repairs and maintenance expense and supplies expense, mostly offset by lower fuel expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment
Three months ended January 31, 2015 compared to the three months ended January 31, 2014
Lodging segment operating results for the three months ended January 31, 2015 and 2014 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Lodging net revenue:
Owned hotel rooms	$11,333	$10,198	11.1%
Managed condominium rooms	19,648	18,124	8.4%
Dining	8,222	7,902	4.0%
Transportation	8,497	7,752	9.6%
Other	9,059	9,421	(3.8)%
	56,759	53,397	6.3%
Payroll cost reimbursements	2,605	2,790	(6.6)%
Total Lodging net revenue	$59,364	$56,187	5.7%
Lodging operating expense:
Labor and labor-related benefits	$25,943	$25,312	2.5%
General and administrative	8,849	8,601	2.9%
Other	16,530	16,556	(0.2)%
	51,322	50,469	1.7%
Reimbursed payroll costs	2,605	2,790	(6.6)%
Total Lodging operating expense	$53,927	$53,259	1.3%
Lodging Reported EBITDA	$5,437	$2,928	85.7%

Owned hotel statistics:
ADR	$258.25	$249.22	3.6%
RevPar	$155.37	$142.40	9.1%
Managed condominium statistics:
ADR	$421.32	$403.80	4.3%
RevPar	$149.40	$126.85	17.8%
Owned hotel and managed condominium statistics (combined):
ADR	$364.54	$350.03	4.1%
RevPar	$150.83	$130.38	15.7%

Certain Lodging segment operating expenses presented above for the three months ended January 31, 2014 have been reclassified to conform to the current fiscal quarter presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for the three months ended January 31, 2014 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013).

Lodging Reported EBITDA includes $0.7 million and $0.6 million of stock-based compensation expense for the three months ended January 31, 2015 and 2014, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended January 31, 2015 increased $3.4 million, or 6.3%, as compared to the three months ended January 31, 2014, which is primarily due to an increase in transient guest visitation at our Colorado lodging properties attributable to increased skier visits.

Revenue from owned hotel rooms increased $1.1 million, or 11.1%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014, driven by a 9.1% increase in RevPar primarily resulting from a 3.1 percentage point increase in occupancy. Occupancy for owned properties was favorably impacted by increased skier visitation at our Colorado mountain resorts (as discussed in the Mountain segment). Revenue from managed condominium rooms increased $1.5 million, or 8.4%, which was primarily attributable to an increase in transient guest visitation at our managed condominium rooms in Colorado which drove a 17.8% increase in RevPar.

Dining revenue for the three months ended January 31, 2015 increased $0.3 million, or 4.0%, compared to the three months ended January 31, 2014, primarily due to increased dining revenue from our Colorado resort properties and extended winter operations at Flagg Ranch, partially offset by lower dining revenue at Canyons. Transportation revenue for the three months ended January 31, 2015 increased $0.7 million, or 9.6%, as compared to the three months ended January 31, 2014, primarily due to the increased skier visitation to our Colorado mountain resorts which drove a 10.0% increase in total passengers compared to prior year. Other revenue decreased $0.4 million, or 3.8%, compared to the same period in the prior year primarily due to a decrease in conference services provided to our group business at Canyons.

Operating expense (excluding reimbursed payroll costs) increased $0.9 million, or 1.7%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Labor and labor-related benefits increased $0.6 million, or 2.5%, due to higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $0.2 million, or 2.9%, primarily due to higher allocated corporate costs.

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

Six months ended January 31, 2015 compared to the six months ended January 31, 2014
Lodging segment operating results for the six months ended January 31, 2015 and 2014 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Lodging net revenue:
Owned hotel rooms	$26,251	$24,311	8.0%
Managed condominium rooms	27,759	25,896	7.2%
Dining	21,760	21,248	2.4%
Transportation	10,814	9,624	12.4%
Golf	7,644	7,597	0.6%
Other	18,782	19,513	(3.7)%
	113,010	108,189	4.5%
Payroll cost reimbursements	4,847	5,212	(7.0)%
Total Lodging net revenue	$117,857	$113,401	3.9%
Lodging operating expense:
Labor and labor-related benefits	$53,318	$51,719	3.1%
General and administrative	16,366	15,619	4.8%
Other	37,150	37,614	(1.2)%
	106,834	104,952	1.8%
Reimbursed payroll costs	4,847	5,212	(7.0)%
Total Lodging operating expense	$111,681	$110,164	1.4%
Lodging Reported EBITDA	$6,176	$3,237	90.8%

Owned hotel statistics:
ADR	$217.59	$206.76	5.2%
RevPar	$133.98	$125.78	6.5%
Managed condominium statistics:
ADR	$327.15	$314.98	3.9%
RevPar	$96.37	$82.65	16.6%
Owned hotel and managed condominium statistics (combined):
ADR	$276.89	$264.30	4.8%
RevPar	$107.22	$94.53	13.4%

Certain Lodging segment operating expenses presented above for the six months ended January 31, 2014 have been reclassified to conform to the current fiscal quarter presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for the six months ended January 31, 2014 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013).

Lodging Reported EBITDA includes $1.3 million and $1.0 million of stock-based compensation expense for the six months ended January 31, 2015 and 2014, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the six months ended January 31, 2015 increased $4.8 million, or 4.5%, as compared to the six months ended January 31, 2014, which is primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation; an increase in revenue at our mountain properties from improved summer visitation; and an increase in revenue at GTLC. Improved results generated by GTLC for the three months ended October 31, 2014 compared to the same period in the prior year were partially attributable to reduced operations for the three months ended October 31, 2013 due to the government shutdown in October 2013, which closed the resort early, and the early closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $1.9 million, or 8.0%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. Owned room revenue was positively impacted by an increase in occupancy at our

Colorado lodging properties, which revenue increased $1.2 million, resulting from an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and improved summer visitation; and an increase in revenue at GTLC for the three months ended October 31, 2014 compared to the same period in the prior year driven by increased group visitation to GTLC and an increase in ADR. Revenue from managed condominium rooms increased $1.9 million, or 7.2%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, and was primarily attributable to an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation and increased summer visitation, which drove a 16.6% increase in RevPar.

Dining revenue for the six months ended January 31, 2015 increased $0.5 million, or 2.4%, as compared to the six months ended January 31, 2014, primarily due to increased dining revenue generated at GTLC and Flagg Ranch. Transportation revenue increased $1.2 million, or 12.4%, during the six months ended January 31, 2015 compared to the same period in the prior year, primarily due to the increase in skier visitation and summer visitation at our Colorado resorts, which drove a 14.9% increase in total passengers. Other revenue decreased $0.7 million, or 3.7%, compared to the same period in the prior year primarily due to a decrease in conference services provided to our group business at Canyons, decreased employee housing revenue and a decrease in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $1.9 million, or 1.8%, for the six months ended January 31, 2015 compared to the six months ended January 31, 2014. Labor and labor-related benefits increased $1.6 million, or 3.1%, resulting from higher staffing levels associated with increased occupancy, normal wage increases and an increase in bonus expense. General and administrative expense increased $0.7 million, or 4.8%, due to higher allocated corporate costs, including increased marketing and sales expenses. Other expense decreased $0.4 million, or 1.2%, primarily due to lower advertising expenses and lower operating expenses (such as operating supplies and fuel costs).

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

Real Estate Segment

Three months ended January 31, 2015 compared to the three months ended January 31, 2014
Real Estate segment operating results for the three months ended January 31, 2015 and 2014 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Total Real Estate net revenue	$7,842	$4,877	60.8%
Real Estate operating expense:
Cost of sales (including sales commission)	6,127	3,619	69.3%
Other	3,744	4,387	(14.7)%
Total Real Estate operating expense	9,871	8,006	23.3%
Real Estate Reported EBITDA	$(2,029)	$(3,129)	35.2%
Real Estate Reported EBITDA includes $0.3 million and $0.4 million of stock-based compensation expense for the three months ended January 31, 2015 and 2014, respectively.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2015
Real Estate segment net revenue for the three months ended January 31, 2015 was driven by the closing of four condominium units at One Ski Hill Place ($3.9 million of revenue with an average selling price of $1.0 million and an average price per square foot of $1,134) and one condominium unit at The Ritz-Carlton Residences, Vail ($3.3 million of revenue with an average price per square foot of $1,496). The average price per square foot of both of these projects is driven by their premier location and the comprehensive and exclusive amenities related to these projects. Real Estate net revenue also included $0.3 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended January 31, 2015 included cost of sales of $5.7 million resulting from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $902) and one condominium unit at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,172). The cost per square foot for these projects reflects the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.4 million were incurred commensurate with revenue recognized. Other operating expense of $3.7 million (including $0.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Six months ended January 31, 2015 compared to the six months ended January 31, 2014
Real Estate segment operating results for the six months ended January 31, 2015 and 2014 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2015	2014
Total Real Estate net revenue	$17,225	$13,723	25.5%
Real Estate operating expense:
Cost of sales (including sales commission)	13,879	11,107	25.0%
Other	7,606	6,130	24.1%
Total Real Estate operating expense	21,485	17,237	24.6%
Real Estate Reported EBITDA	$(4,260)	$(3,514)	(21.2)%
Real Estate Reported EBITDA includes $0.7 million and $0.9 million of stock-based compensation expense for the six months ended January 31, 2015 and 2014, respectively.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Six months ended January 31, 2015
Real Estate segment net revenue for the six months ended January 31, 2015 was driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.6 million of revenue with an average selling price of $3.2 million and an average price per square foot of $1,541) and six condominium units at One Ski Hill Place ($6.6 million of revenue with an average selling price of $1.1 million and an average price per square foot of $1,116). Real Estate net revenue also included $0.4 million of rental revenue from placing unsold units into our rental program.

Operating expense for the six months ended January 31, 2015 included cost of sales of $12.7 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,208) and six condominium units at One Ski Hill Place (average cost per square foot of $888). Additionally, sales commissions of approximately $1.0 million were incurred commensurate with revenue recognized. Other operating expense of $7.6 million (including $0.7 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2015 increased $1.2 million and $3.0 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Park City acquisition.

Change in fair value of contingent consideration. There was no change in fair value of contingent consideration recorded during the three months ended January 31, 2015. A gain of $4.5 million was recorded during the six months ended January 31, 2015 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. Commensurate with the acquisition of Park City, the fair value of contingent consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by us, plus future capital expenditures. The estimated fair value of the contingent consideration is $6.0 million as of January 31, 2015.

Interest expense. Interest expense for the three and six months ended January 31, 2015 decreased $2.4 million and $5.0 million, respectively, compared to the same period in the prior year due to the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014, partially offset by interest expense on the borrowings incurred under the Credit Agreement related to the Park City acquisition during the three and six months ended January 31, 2015.

Income taxes.  The effective tax rate (provision) / benefit for the three and six months ended January 31, 2015 was (21.0)% and 15.6%, respectively, compared to (37.4)% and 38.0%, respectively, for the three and six months ended January 31, 2014.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, the income tax (provision) / benefit recorded for the three and six months ended January 31, 2015 reflects $23.8 million of income tax benefits due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the Internal Revenue Service ("IRS") on the utilization of certain net operating losses ("NOLs"), as discussed below.

In 2005, we amended previously filed tax returns (for the tax years from 1997 through 2002) in an effort to remove restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOLs relating to fresh start accounting from our reorganization in 1992. As a result, we requested a refund related to the amended returns in the amount of $6.2 million and reduced our Federal tax liability in the amount of $19.6 million in subsequent tax returns. In 2006, the Internal Revenue Service ("IRS") completed its examination of our filing position in our amended returns and disallowed our request for refund and our position to remove the restriction on the NOLs. We appealed the examiner's disallowance of the NOLs to the Office of Appeals. In December 2008, the Office of Appeals denied our appeal, as well as a request for mediation. We disagreed with the IRS interpretation disallowing the utilization of the NOLs and in August 2009, filed a complaint in the United States District Court for the District of Colorado seeking recovery of $6.2 million in over payments that were previously denied by the IRS, plus interest. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS's decision disallowing the utilization of the NOLs was inappropriate.  The District Court proceedings were stayed pending settlement discussions between the parties. We also filed two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007 and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court wherein we disagreed with the IRS as to the utilization of NOLs. The Tax Court proceedings were continued pending settlement discussions between the parties.

On January 29, 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed us to utilize a significant portion of the NOLs. As a result, we reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within our Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2015.

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income (loss) attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Mountain Reported EBITDA	$194,265	$148,158	$139,424	$81,318
Lodging Reported EBITDA	5,437	2,928	6,176	3,237
Resort Reported EBITDA	199,702	151,086	145,600	84,555
Real Estate Reported EBITDA	(2,029)	(3,129)	(4,260)	(3,514)
Total Reported EBITDA	197,673	147,957	141,340	81,041
Depreciation and amortization	(37,376)	(36,204)	(73,345)	(70,360)
Loss on disposal of fixed assets and other, net	(26)	(1,044)	(781)	(1,473)
Change in fair value of contingent consideration	—	—	4,550	—
Investment income, net	62	70	36	165
Interest expense	(13,807)	(16,239)	(27,375)	(32,337)
Income (loss) before (provision) benefit from income taxes	146,526	94,540	44,425	(22,964)
(Provision) benefit from income taxes	(30,826)	(35,340)	6,951	8,727
Net income (loss)	115,700	59,200	51,376	(14,237)
Net loss attributable to noncontrolling interests	62	63	110	124
Net income (loss) attributable to Vail Resorts, Inc.	$115,762	$59,263	$51,486	$(14,113)
The following table reconciles Net Debt to long-term debt (in thousands):

	January 31,
	2015	2014
Long-term debt	$634,739	$798,319
Long-term debt due within one year	1,196	965
Total debt	635,935	799,284
Less: cash and cash equivalents	36,578	205,276
Net Debt	$599,357	$594,008

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Our second and third fiscal quarters historically result in seasonally high cash on hand as our mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on and investment in real estate development projects. We had $36.6 million of cash and cash equivalents as of January 31, 2015, compared to $205.3 million as of January 31, 2014. The decrease in cash and cash equivalents from the comparable period in the prior year is primarily driven by the pay down of long-term debt in total of $358.0 million, including the outstanding borrowings under the revolver portion of our Credit Agreement which were used to fund the cash purchase price of $182.5 million for our acquisition of Park City and the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014, net of cash generated from operating activities and other investing and financing activities. Additionally, we used $7.8 million of cash in the six months ended January 31, 2015 compared to $66.7 million of cash inflows generated in the six months ended January 31, 2014. We anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects.

At January 31, 2015, we also had available $333.1 million under our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $66.9 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows (primarily those generated in our second and third fiscal quarters), borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2019, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Six months ended January 31, 2015 compared to the six months ended January 31, 2014
We generated $274.2 million of cash from operating activities during the six months ended January 31, 2015, an increase of $99.6 million compared to $174.6 million of cash generated during the six months ended January 31, 2014. The increase in operating cash flows was primarily a result of improved Mountain (including the addition of Park City) and Lodging segment operating results for the six months ended January 31, 2015 compared to the six months ended January 31, 2014, excluding the non-cash gain on litigation settlement of $16.4 million recorded in the current period; increased season pass sales for the 2014/2015 ski season compared to the 2013/2014 ski season of which only a portion has been reflected in operating results; receipt of an income tax refund of $19.1 million during the six months ended January 31, 2015 in conjunction with the settlement reached with the IRS regarding the utilization of Federal NOLs; and receipt of a $12.5 million legal settlement during the six months ended January 31, 2015. Additionally, we generated $15.6 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) during the six months ended January 31, 2015 compared to $12.8 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the six months ended January 31, 2014. These operating cash inflows were partially offset by a $10.0 million Park City litigation payment to Talisker during the six months ended January 31, 2015.

Cash used in investing activities for the six months ended January 31, 2015 increased by $162.2 million compared to the six months ended January 31, 2014, primarily due to the acquisition of Park City for $182.5 million during the six months ended January 31, 2015, partially offset by a decrease in resort capital expenditures of $19.8 million during the six months ended January 31, 2015 compared to the six months ended January 31, 2014.

Cash used in financing activities increased $11.7 million during the six months ended January 31, 2015, compared to the six months ended January 31, 2014, primarily due to an increase in the amount of cash dividends paid on our common stock of $15.2 million during the six months ended January 31, 2015 compared to the six months ended January 31, 2014, partially offset by payments for commitments in conjunction with the Canyons transaction of $2.8 million during the six months ended January 31, 2014.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations and to a substantially lesser degree future real estate development projects.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $110 million to $115 million of resort capital expenditures for calendar year 2015, which excludes any capital expenditures for new summer activities. This capital plan includes approximately $50 million of capital expenditures for Park City and Canyons including the installation of an eight-person gondola connecting Park City and Canyons creating the largest ski resort by acreage in the United States, upgrading two chairlifts, major on-mountain restaurant improvements, and an expanded maintenance capital plan.  Excluding investments in summer activities and the one-time $50 million investment in Park City and Canyons, we expect to spend approximately $60 million to $65 million that includes, among other projects, upgrading Vail Mountain’s Avanti Chair (Chair 2) to a six-person high-speed chairlift, expanding the "refreshing" snowmaking system at Beaver Creek, adding new snowmaking on our recently opened Peak 6 terrain at Breckenridge, renovating rooms at the Keystone Lodge, and investing in technology and marketing systems. In addition, we expect to spend approximately $10 million on new summer activities related to our Epic Discovery program at Vail and Breckenridge. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to implement our capital plans.

Principal payments on the vast majority of our long-term debt ($632.7 million of the total $635.9 million debt outstanding as of January 31, 2015) are not due until fiscal 2019 and beyond. As of January 31, 2015 and 2014, total long-term debt (including long-term debt due within one year) was $635.9 million and $799.3 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $594.0 million as of January 31, 2014 to $599.4 million as of January 31, 2015.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of January 31, 2015. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the six months ended January 31, 2015, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through January 31, 2015, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of January 31, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement and the Indenture governing the 6.50% Notes ("Indenture"), prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to $0.6225 per share (or approximately $22.6 million per quarter based upon shares outstanding as of January 31, 2015). During the six months ended January 31, 2015, the Company paid a cash dividend of $0.83 per share or $30.1 million in the aggregate. This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement and the Indenture, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2015. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2015. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2015, we had $52.6 million of variable rate indebtedness, representing approximately 8.3% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2015 of 1.8% and 2.1%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2015, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by approximately $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Internal Revenue Service Litigation
On August 24, 2009, we filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid for the tax years ended December 31, 2000 and December 31, 2001. Our amended tax returns for those years included calculations of NOLs carried forward from prior years to reduce our tax years 2000 and 2001 tax liabilities. The IRS disallowed refunds associated with those NOL carry forwards and we disagreed with the IRS action disallowing the utilization of the NOLs. On July 1, 2011, the District Court granted us summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The computations themselves, however, remained in dispute. Subsequently, the District Court proceedings were continued pending on-going settlement discussions between the parties.
We also filed two related tax proceedings in the United States Tax Court regarding calculation of NOL carryover deductions for tax years 2006, 2007, and 2008. The two proceedings involve substantially the same issues as the litigation in the District Court for tax years 2000 and 2001 in which we disagreed with the IRS as to the utilization of NOLs. Like the District Court proceedings, the Tax Court proceedings were continued pending on-going settlement discussions between the parties.
On January 29, 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the pending cases. The parties are finalizing dismissal papers in all of the court proceedings.

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

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2015, July 31, 2014, and January 31, 2014; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2015 and January 31, 2014; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended January 31, 2015 and January 31, 2014; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2015 and January 31, 2014; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 12, 2015	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 12, 2015	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)