Form 10-Q
period 2015-04-30
VAIL RESORTS INC
filed 2015-06-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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
As of June 3, 2015, 36,361,683 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited

Consolidated Condensed Balance Sheets as of April 30, 2015, July 31, 2014 and April 30, 2014	F-2
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended April 30, 2015 and 2014	F-3
Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended April 30, 2015 and 2014	F-4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014	F-5
Notes to Consolidated Condensed Financial Statements	F-6

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2015	July 31, 2014	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$125,214	$44,406	$307,431
Restricted cash	13,139	13,181	13,057
Trade receivables, net	105,617	95,977	79,815
Inventories, net	62,167	67,183	60,409
Other current assets	64,054	54,299	58,696
Total current assets	370,191	275,046	519,408
Property, plant and equipment, net (Note 6)	1,259,093	1,147,990	1,164,387
Real estate held for sale and investment	137,740	157,858	170,818
Goodwill, net	470,286	378,148	378,220
Intangible assets, net	141,127	117,523	118,507
Other assets	41,068	97,284	97,104
Total assets	$2,419,505	$2,173,849	$2,448,444
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$293,056	$289,218	$264,777
Income taxes payable	36,161	33,966	39,043
Long-term debt due within one year (Note 4)	256,953	1,022	879
Total current liabilities	586,170	324,206	304,699
Long-term debt (Note 4)	379,796	625,600	799,223
Other long-term liabilities (Note 6)	235,932	260,681	239,934
Deferred income taxes	240,133	128,562	183,473
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,309,969, 41,152,800 and 41,129,041 shares issued, respectively	413	412	411
Additional paid-in capital	623,274	612,322	608,153
Accumulated other comprehensive loss	(623)	(199)	(101)
Retained earnings	533,618	401,500	491,878
Treasury stock, at cost, 4,949,111 shares (Note 11)	(193,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	963,490	820,843	907,149
Noncontrolling interests	13,984	13,957	13,966
Total stockholders’ equity (Note 2)	977,474	834,800	921,115
Total liabilities and stockholders’ equity	$2,419,505	$2,173,849	$2,448,444
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net revenue:
Mountain	$499,551	$460,587	$1,022,968	$909,574
Lodging	67,323	66,293	185,180	179,694
Real estate	12,469	16,167	29,694	29,890
Total net revenue	579,343	543,047	1,237,842	1,119,158
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	244,675	233,301	645,593	601,587
Lodging	54,726	53,182	166,407	163,346
Real estate	14,028	18,445	35,513	35,682
Total segment operating expense	313,429	304,928	847,513	800,615
Other operating (expense) income:
Depreciation and amortization	(38,242)	(35,588)	(111,587)	(105,948)
Gain on sale of real property	151	—	151	—
Gain on litigation settlement (Note 5)	—	—	16,400	—
Change in fair value of contingent consideration (Note 8)	—	—	4,550	—
(Loss) gain on disposal of fixed assets and other, net	(71)	634	(852)	(839)
Income from operations	227,752	203,165	298,991	211,756
Mountain equity investment (loss) income, net	(129)	665	396	1,282
Investment income, net	119	124	155	289
Interest expense	(13,735)	(16,408)	(41,110)	(48,745)
Income before provision for income taxes	214,007	187,546	258,432	164,582
Provision for income taxes (Note 12)	(80,605)	(69,680)	(73,654)	(60,953)
Net income	133,402	117,866	184,778	103,629
Net loss attributable to noncontrolling interests	8	80	118	204
Net income attributable to Vail Resorts, Inc.	$133,410	$117,946	$184,896	$103,833
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$3.67	$3.26	$5.09	$2.88
Diluted net income per share attributable to Vail Resorts, Inc.	$3.56	$3.18	$4.95	$2.80
Cash dividends declared per share	$0.6225	$0.4150	$1.4525	$0.8300
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net income	$133,402	$117,866	$184,778	$103,629
Foreign currency translation adjustments, net of tax	23	85	(424)	(34)
Comprehensive income	133,425	117,951	184,354	103,595
Comprehensive loss attributable to noncontrolling interests	8	80	118	204
Comprehensive income attributable to Vail Resorts, Inc.	$133,433	$118,031	$184,472	$103,799
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$184,778	$103,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,587	105,948
Cost of real estate sales	23,058	22,635
Stock-based compensation expense	11,718	10,539
Deferred income taxes, net	114,795	60,953
Change in fair value of contingent consideration	(4,550)	—
Gain on litigation settlement	(16,400)	—
Park City litigation settlement payment	(10,000)	—
Other non-cash income, net	(3,009)	(2,423)
Changes in assets and liabilities:
Trade receivables, net	(7,761)	(822)
Inventories, net	5,380	8,089
Accounts payable and accrued liabilities	(203)	326
Other assets and liabilities, net	(14,917)	(2,677)
Net cash provided by operating activities	394,476	306,197
Cash flows from investing activities:
Capital expenditures	(85,583)	(108,100)
Acquisition of business	(182,500)	—
Other investing activities, net	3,274	920
Net cash used in investing activities	(264,809)	(107,180)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	253,000	—
Payments of long-term debt	(254,013)	(977)
Dividends paid	(52,778)	(29,998)
Other financing activities, net	5,041	732
Net cash used in financing activities	(48,750)	(30,243)
Effect of exchange rate changes on cash and cash equivalents	(109)	53
Net increase in cash and cash equivalents	80,808	168,827
Cash and cash equivalents:
Beginning of period	44,406	138,604
End of period	$125,214	$307,431

Non-cash investing and financing activities:
Accrued capital expenditures	$4,257	$3,130
Capital expenditures under long-term financing	$7,037	$—
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

	For the Nine Months Ended April 30,
	2015			2014
	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Vail Resorts Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, beginning of period	$820,843	$13,957	$834,800	$823,868	$14,001	$837,869
Net income (loss)	184,896	(118)	184,778	103,833	(204)	103,629
Stock-based compensation expense	11,718	—	11,718	10,539	—	10,539
Issuance of shares under share award plans, net of shares withheld for taxes	(4,629)	—	(4,629)	(4,797)	—	(4,797)
Tax benefit from share award plans	3,864	—	3,864	3,738	—	3,738
Cash dividends paid on common stock	(52,778)	—	(52,778)	(29,998)	—	(29,998)
Contributions from noncontrolling interests, net	—	145	145	—	169	169
Foreign currency translation adjustments, net of tax	(424)	—	(424)	(34)	—	(34)
Balance, end of period	$963,490	$13,984	$977,474	$907,149	$13,966	$921,115

Fair Value Instruments— The recorded amounts for cash and cash equivalents, trade receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt. The fair values of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and the Company’s Industrial Development Bonds are based on their redemption prices as of April 30, 2015; determined by their outstanding aggregate principal amounts as of April 30, 2015, plus redemption premiums to be paid on the redemption date of May 1, 2015 (refer to Note 4, Long-Term Debt for further discussion). The fair value of other long-term debt has been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair values of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of April 30, 2015 are presented below (in thousands):

	April 30, 2015
	Carrying Value	Fair Value
6.50% Notes	$215,000	$221,988
Industrial Development Bonds	$41,200	$42,848
Other long-term debt	$11,875	$12,521

New Accounting Standards— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company's 2018 first fiscal quarter), using one of two retrospective application methods. On April 1, 2015, the FASB voted to defer the effective date of the new revenue standard by one year, which is subject to a period for public comments, and would allow entities the option to early adopt the new revenue standard as of the original effective date. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s 2017 first fiscal quarter) and early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis. The adoption of this new accounting standard will amend presentation and disclosure requirements concerning debt issuance costs, and as such the adoption will not affect the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s 2017 first fiscal quarter) and may be adopted either retrospectively or prospectively. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$133,410	$133,410	$117,946	$117,946
Weighted-average shares outstanding	36,354	36,354	36,159	36,159
Effect of dilutive securities	—	1,099	—	895
Total shares	36,354	37,453	36,159	37,054
Net income per share attributable to Vail Resorts	$3.67	$3.56	$3.26	$3.18

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 15,000 and 4,000 for the three months ended April 30, 2015 and 2014, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2015 and 2014 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$184,896	$184,896	$103,833	$103,833
Weighted-average shares outstanding	36,310	36,310	36,105	36,105
Effect of dilutive securities	—	1,052	—	920
Total shares	36,310	37,362	36,105	37,025
Net income per share attributable to Vail Resorts	$5.09	$4.95	$2.88	$2.80

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 5,000 and 11,000 for the nine months ended April 30, 2015 and 2014, respectively.

During the three and nine months ended April 30, 2015, the Company paid dividends of $0.6225 and $1.4525 per share, respectively ($22.6 million and $52.8 million, respectively, in the aggregate). During the three and nine months ended April 30, 2014, the Company paid dividends of $0.4150 and $0.8300 per share, respectively ($15.0 million and $30.0 million, respectively, in the aggregate). On June 5, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.6225 per share payable on July 10, 2015 to stockholders of record as of June 25, 2015.

4.	Long-Term Debt
Long-term debt as of April 30, 2015, July 31, 2014 and April 30, 2014 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2015	July 31, 2014	April 30, 2014
Credit Facility Revolver (b)	2019	$—	$—	$—
Industrial Development Bonds (c)	2020	41,200	41,200	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes (c)	2019	215,000	215,000	390,000
Canyons obligation	2063	316,056	311,858	310,472
Other	2015-2029	11,918	5,989	5,855
Total debt		636,749	626,622	800,102
Less: Current maturities (d)		256,953	1,022	879
Long-term debt		$379,796	$625,600	$799,223

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)
On May 1, 2015, Vail Holdings, Inc. (“VHI”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility, the Sixth Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The amended credit facility is now referred to as the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with VHI, as borrower, the Company and certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and the other Lenders party thereto. The Credit Agreement provides for a term loan facility in an aggregate principal amount of $250.0 million. The term loan facility is subject to quarterly amortization of principal, commencing on January 31, 2016, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due on May 1, 2020.

Pursuant to the terms of the Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $950.0 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement. The material terms of the Credit Agreement are substantially similar to those of the Prior Credit Agreement described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Key modifications to the Prior Credit Agreement included, among other things, the extension of the maturity on the revolving credit facility from March 2019 to May 2020 and increases in certain baskets for and improved flexibility to incur debt and make distributions. VHI’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). The proceeds of the loans made under the Credit Agreement may be used, in addition to the redemption of the 6.50% Notes and Industrial Development Bonds, to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Credit Agreement, including the term loan facility, bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate plus a margin. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis.

(c)
On March 13, 2015, the Company submitted redemption notices to the trustees to redeem the outstanding $215.0 million aggregate principal amount of the 6.50% Notes and the $41.2 million aggregate principal amount of Industrial Development Bonds. As a result, the Company classified the aggregate principal amounts outstanding as long-term debt due within one year. On May 1, 2015, the Company redeemed the outstanding aggregate principal amounts of its 6.50% Notes and Industrial Development Bonds which was funded by the $250.0 million term loan facility and cash on hand. The redemption premium for the 6.50% Notes was 103.250%, plus accrued and unpaid interest to the redemption date of May 1, 2015. The redemption premium for the Industrial Development Bonds was 104.000%, plus accrued and unpaid interest to the redemption date of May 1, 2015. As a result, the Company incurred an early redemption premium of $8.6 million, which will be recorded, along with a write-off of $2.4 million of unamortized debt issuance costs, as a loss on extinguishment of debt in the fourth quarter of the fiscal year ending July 31, 2015. Upon completion of the redemptions, no amounts of the 6.50% Notes or Industrial Development Bonds remained outstanding.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2015 reflected by fiscal year are as follows (in thousands):

Total
2015	$256,319
2016	779
2017	854
2018	897
2019	955
Thereafter	376,945
Total debt	$636,749

The Company incurred gross interest expense of $13.7 million and $16.4 million for the three months ended April 30, 2015 and 2014, respectively, of which $0.4 million and $0.5 million, respectively, were amortization of deferred financing costs. The Company incurred gross interest expense of $41.1 million and $48.7 million for the nine months ended April 30, 2015 and 2014, respectively, of which $1.1 million and $1.5 million, respectively, were amortization of deferred financing costs.

5.	Acquisitions
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

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City (the "Park City Litigation"). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the nine months ended April 30, 2015. The gain on litigation settlement represents the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the nine months ended April 30, 2015, resulting from the settlement of the Park City Litigation.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,024
Other assets	3,075
Property, plant and equipment	76,605
Deferred income tax assets, net	7,444
Real estate held for sale and investment	7,000
Intangible assets	27,650
Goodwill	92,431
Total identifiable assets acquired	$215,229
Accounts payable and accrued liabilities	$1,960
Deferred revenue	4,319
Total liabilities assumed	$6,279
Total purchase price	$208,950

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Park City are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. During the three months ended January 31, 2015, the Company recorded an adjustment to its preliminary purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill and will reflect this as a retrospective adjustment as of October 31, 2014.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $35.4 million and $63.8 million of net revenue (including an allocation of season pass revenue) for the three and nine months ended April 30, 2015, respectively. The Company has recognized $0.8 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the nine months ended April 30, 2015.

Certain land and improvements in the Park City ski area (excluding the base area) were part of the Talikser leased premises to Park City and was subject to the Park City Litigation as of the Canyons transaction date, and as such, was recorded as a deposit ("Park City Deposit") for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction. Upon settlement of the Park City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the nine months ended April 30, 2015. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 8, Fair Value Measurements). The majority of the assets acquired under the Park City acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.

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

Three Months Ended April 30,
2014
Pro forma net revenue	$575,637
Pro forma net income attributable to Vail Resorts, Inc.	$127,625
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$3.53
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$3.44

	Nine Months Ended April 30,
	2015	2014
Pro forma net revenue	$1,239,878	$1,175,694
Pro forma net income attributable to Vail Resorts, Inc.	$185,565	$113,179
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$5.11	$3.13
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$4.97	$3.06

Perisher Ski Resort

On March 30, 2015, VR Australia Holdings Pty Limited, a wholly-owned subsidiary of the Company, and Murray Publishers Pty Ltd, Consolidated Press Holdings Pty Limited, Transfield Corporate Pty Limited and Transfield Pty Limited (collectively, “Perisher Sellers”) entered into a Purchase and Sale Agreement (the “Perisher Purchase Agreement”) providing for the acquisition of 100% of the stock in the entities that operate Perisher Ski Resort ("Perisher") in New South Wales, Australia for cash consideration of approximately AU$176 million. Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. As provided under the Perisher Purchase Agreement, the Company will acquire the entities that hold the assets and operations that include the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, including assumed liabilities, from Perisher Sellers. The acquisition is expected to close following the approval by the New South Wales government under the long-term lease and license. The Company expects the transaction to be recorded as a business combination in its consolidated financial statements.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2015	July 31, 2014	April 30, 2014
Land and land improvements	$413,775	$348,328	$350,674
Buildings and building improvements	957,594	907,280	908,829
Machinery and equipment	777,011	700,745	701,825
Furniture and fixtures	284,403	269,209	273,202
Software	105,482	98,653	99,958
Vehicles	59,708	55,724	55,324
Construction in progress	20,245	31,487	19,453
Gross property, plant and equipment	2,618,218	2,411,426	2,409,265
Accumulated depreciation	(1,359,125)	(1,263,436)	(1,244,878)
Property, plant and equipment, net	$1,259,093	$1,147,990	$1,164,387

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2015	July 31, 2014	April 30, 2014
Trade payables	$52,371	$71,823	$48,406
Deferred revenue	115,300	110,566	93,135
Accrued salaries, wages and deferred compensation	38,594	29,833	35,221
Accrued benefits	26,459	21,351	25,468
Deposits	18,199	15,272	17,772
Accrued interest	7,865	5,429	13,549
Other accruals	34,268	34,944	31,226
Total accounts payable and accrued liabilities	$293,056	$289,218	$264,777

The composition of other long-term liabilities follows (in thousands):

	April 30, 2015	July 31, 2014	April 30, 2014
Private club deferred initiation fee revenue	$128,295	$128,824	$130,543
Unfavorable lease obligation, net	29,325	31,338	32,034
Other long-term liabilities	78,312	100,519	77,357
Total other long-term liabilities	$235,932	$260,681	$239,934

The changes in the net carrying amount of goodwill allocated between the Company's segments for the nine months ended April 30, 2015 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2014	$310,249	$67,899	$378,148
Acquisition	92,431	—	92,431
Effects of changes in foreign currency exchange rates	(293)	—	(293)
Balance at April 30, 2015	$402,387	$67,899	$470,286

7.    Variable Interest Entities

The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2015, the Employee Housing Entities had total assets of $26.8 million (primarily recorded in property, plant and equipment, net) and total liabilities of $63.8 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2015.

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2015
Description	Balance at April 30, 2015	Level 1	Level 2	Level 3

Assets:
Money Market	$7,578	$7,578	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

	Fair Value Measurement as of July 31, 2014
Description	Balance at July 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,022	$9,022	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$880	$—	$880	$—

Liabilities:
Contingent Consideration	$10,500	$—	$—	$10,500

	Fair Value Measurement as of April 30, 2014
Description	Balance at April 30, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$78,851	$78,851	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$630	$—	$630	$—

Liabilities:
Contingent Consideration	$9,100	$—	$—	$9,100

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the nine months ended April 30, 2015 and 2014 were as follows:

Balance as of July 31, 2014 and 2013, respectively	$10,500	$9,100
Change in fair value	(4,500)	—
Balance as of April 30, 2015 and 2014, respectively	$6,000	$9,100

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the "Contingent Consideration"). The fair value of Contingent Consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by the Company, plus future capital expenditures. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 3.0%. The model also incorporates assumptions for EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2015, the Company recorded a decrease of $4.5 million in the estimated fair value of the participating contingent payments, and recorded the related gain in income from operations. The estimated fair value of the contingent consideration is $6.0 million as of April 30, 2015 and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2015, July 31, 2014 and April 30, 2014, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.

Guarantees/Indemnifications
As of April 30, 2015, the Company had various other letters of credit for $64.3 million, consisting primarily of $53.4 million to support the Employee Housing Bonds and $10.9 million for workers’ compensation, general liability construction related deductibles and other activities.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business that include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities to licensees in connection with the licensees’ use of the Company’s trademarks and logos, indemnities for liabilities associated with the infringement of other parties’ technology and software products, indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company’s use of trustees, indemnities related to the Company’s use of public lands and environmental indemnifications. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of April 30, 2015, July 31, 2014 and April 30, 2014, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, plus gain on litigation settlement and for the Real Estate segment, plus gain on sale of real property), which is a non-GAAP financial measure. The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (the Chief Executive Officer) for purposes of evaluating segment performance.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net revenue:
Lift	$285,249	$251,914	$524,537	$447,271
Ski school	66,216	62,512	123,511	109,442
Dining	44,003	42,303	90,661	82,369
Retail/rental	71,078	73,785	195,563	188,401
Other	33,005	30,073	88,696	82,091
Total Mountain net revenue	499,551	460,587	1,022,968	909,574
Lodging	67,323	66,293	185,180	179,694
Total Resort net revenue	566,874	526,880	1,208,148	1,089,268
Real estate	12,469	16,167	29,694	29,890
Total net revenue	$579,343	$543,047	$1,237,842	$1,119,158
Operating expense:
Mountain	$244,675	$233,301	$645,593	$601,587
Lodging	54,726	53,182	166,407	163,346
Total Resort operating expense	299,401	286,483	812,000	764,933
Real estate	14,028	18,445	35,513	35,682
Total segment operating expense	$313,429	$304,928	$847,513	$800,615
Gain on litigation settlement	$—	$—	$16,400	$—
Gain on sale of real property	$151	$—	$151	$—
Mountain equity investment (loss) income, net	$(129)	$665	$396	$1,282
Reported EBITDA:
Mountain	$254,747	$227,951	$394,171	$309,269
Lodging	12,597	13,111	18,773	16,348
Resort	267,344	241,062	412,944	325,617
Real estate	(1,408)	(2,278)	(5,668)	(5,792)
Total Reported EBITDA	$265,936	$238,784	$407,276	$319,825

Real estate held for sale and investment	$137,740	$170,818	$137,740	$170,818

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$265,936	$238,784	$407,276	$319,825
Depreciation and amortization	(38,242)	(35,588)	(111,587)	(105,948)
Change in fair value of contingent consideration	—	—	4,550	—
(Loss) gain on disposal of fixed assets and other, net	(71)	634	(852)	(839)
Investment income, net	119	124	155	289
Interest expense	(13,735)	(16,408)	(41,110)	(48,745)
Income before provision for income taxes	214,007	187,546	258,432	164,582
Provision for income taxes	(80,605)	(69,680)	(73,654)	(60,953)
Net income	$133,402	$117,866	$184,778	$103,629
Net loss attributable to noncontrolling interests	8	80	118	204
Net income attributable to Vail Resorts, Inc.	$133,410	$117,946	$184,896	$103,833

11.     Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the three and nine months ended April 30, 2015 and 2014, the Company did not repurchase any shares of common stock. Since inception of its stock repurchase program through April 30, 2015, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

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
On January 29, 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed the Company to utilize a significant portion of the NOLs. As a result, the Company reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within its Consolidated Condensed Statements of Operations for the nine months ended April 30, 2015.

13.    Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The Company’s payment obligations under the 6.50% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company’s consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the “Guarantor Subsidiaries”), except for Eagle Park Reservoir Company, Larkspur Restaurant & Bar, LLC, Black Diamond Insurance, Inc., Skiinfo AS and certain other insignificant entities (together, the “Non-Guarantor Subsidiaries”). APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indenture governing the 6.50% Notes. On May 1, 2015, the Company redeemed the outstanding aggregate principal amount of its 6.50% Notes (see Note 4, Long-Term Debt) which upon redemption released the Company's consolidated subsidiary guarantees.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Non-Guarantor Subsidiaries is presented in the column titled “Other Subsidiaries.” Balance sheets are presented as of April 30, 2015, July 31, 2014, and April 30, 2014. Statements of operations and statements of comprehensive income are presented for the three and nine months ended April 30, 2015 and 2014. Statements of cash flows are presented for the nine months ended April 30, 2015 and 2014. As of April 30, 2014, the Company revised its classification of advances to Parent in the amount of $520.1 million to properly present it as contra equity in the Supplemental Consolidating Condensed Balance Sheet from advances to Parent within total assets. The Company has determined that this revision is not material to the Supplemental Consolidating Condensed Balance Sheet.

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

Supplemental Consolidating Condensed Balance Sheet
As of April 30, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$117,569	$7,645	$—	$125,214
Restricted cash	—	10,672	2,467	—	13,139
Trade receivables, net	—	102,290	3,327	—	105,617
Inventories, net	—	62,007	160	—	62,167
Other current assets	33,732	30,016	306	—	64,054
Total current assets	33,732	322,554	13,905	—	370,191
Property, plant and equipment, net	—	1,219,273	39,820	—	1,259,093
Real estate held for sale and investment	—	137,740	—	—	137,740
Goodwill, net	—	468,922	1,364	—	470,286
Intangible assets, net	—	122,064	19,063	—	141,127
Other assets	2,374	43,639	5,036	(9,981)	41,068
Investments in subsidiaries	2,112,937	(8,625)	—	(2,104,312)	—
Advances to affiliates	—	—	4,027	(4,027)	—
Total assets	$2,149,043	$2,305,567	$83,215	$(2,118,320)	$2,419,505
Current liabilities:
Accounts payable and accrued liabilities	$7,262	$275,979	$9,815	$—	$293,056
Income taxes payable	36,161	—	—	—	36,161
Long-term debt due within one year	215,000	41,709	244	—	256,953
Total current liabilities	258,423	317,688	10,059	—	586,170
Advances from affiliates	665,400	4,027	—	(669,427)	—
Long-term debt	—	322,533	57,263	—	379,796
Other long-term liabilities	21,211	213,782	10,920	(9,981)	235,932
Deferred income taxes	240,519	—	(386)	—	240,133
Total Vail Resorts, Inc. stockholders’ equity (deficit)	963,490	2,112,937	(8,625)	(2,104,312)	963,490
Advances to Parent	—	(665,400)	—	665,400	—
Noncontrolling interests	—	—	13,984	—	13,984
Total stockholders’ equity	963,490	1,447,537	5,359	(1,438,912)	977,474
Total liabilities and stockholders’ equity	$2,149,043	$2,305,567	$83,215	$(2,118,320)	$2,419,505

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

Supplemental Consolidating Condensed Balance Sheet
As of April 30, 2014
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Current assets:
Cash and cash equivalents	$—	$298,642	$8,789	$—	$307,431
Restricted cash	—	11,285	1,772	—	13,057
Trade receivables, net	—	77,108	2,707	—	79,815
Inventories, net	—	60,229	180	—	60,409
Other current assets	29,217	28,961	518	—	58,696
Total current assets	29,217	476,225	13,966	—	519,408
Property, plant and equipment, net	—	1,121,251	43,136	—	1,164,387
Real estate held for sale and investment	—	170,818	—	—	170,818
Goodwill, net	—	376,491	1,729	—	378,220
Intangible assets, net	—	99,149	19,358	—	118,507
Other assets	5,274	97,136	4,154	(9,460)	97,104
Investments in subsidiaries	2,046,019	(4,984)	—	(2,041,035)	—
Advances to affiliates	—	—	3,379	(3,379)	—
Total assets	$2,080,510	$2,336,086	$85,722	$(2,053,874)	$2,448,444
Current liabilities:
Accounts payable and accrued liabilities	$13,014	$243,284	$8,479	$—	$264,777
Income taxes payable	39,043	—	—	—	39,043
Long-term debt due within one year	—	648	231	—	879
Total current liabilities	52,057	243,932	8,710	—	304,699
Advances from affiliates	520,096	3,379	—	(523,475)	—
Long-term debt	390,000	351,716	57,507	—	799,223
Other long-term liabilities	27,673	211,136	10,585	(9,460)	239,934
Deferred income taxes	183,535	—	(62)	—	183,473
Total Vail Resorts, Inc. stockholders’ equity (deficit)	907,149	2,046,019	(4,984)	(2,041,035)	907,149
Advances to Parent	—	(520,096)	—	520,096	—
Noncontrolling interests	—	—	13,966	—	13,966
Total stockholders’ equity	907,149	1,525,923	8,982	(1,520,939)	921,115
Total liabilities and stockholders’ equity	$2,080,510	$2,336,086	$85,722	$(2,053,874)	$2,448,444

Supplemental Consolidating Condensed Statement of Operations
For the three months ended April 30, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$577,461	$6,493	$(4,611)	$579,343
Total operating expense	64	350,193	5,907	(4,573)	351,591
(Loss) income from operations	(64)	227,268	586	(38)	227,752
Other expense, net	(3,593)	(9,743)	(318)	38	(13,616)
Equity investment loss, net	—	(129)	—	—	(129)
(Loss) income before benefit (provision) for income taxes	(3,657)	217,396	268	—	214,007
Benefit (provision) for income taxes	1,257	(81,823)	(39)	—	(80,605)
Net (loss) income before equity in income of consolidated subsidiaries	(2,400)	135,573	229	—	133,402
Equity in income of consolidated subsidiaries	135,810	237	—	(136,047)	—
Net income	133,410	135,810	229	(136,047)	133,402
Net loss attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Vail Resorts, Inc.	$133,410	$135,810	$237	$(136,047)	$133,410

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

Supplemental Consolidating Condensed Statement of Operations
For the nine months ended April 30, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Total net revenue	$—	$1,235,712	$15,710	$(13,580)	$1,237,842
Total operating expense	285	956,630	16,352	(13,466)	959,801
Gain on litigation settlement	—	16,400	—	—	16,400
Change in fair value of contingent consideration	—	4,550	—	—	4,550
(Loss) income from operations	(285)	300,032	(642)	(114)	298,991
Other expense, net	(10,871)	(29,197)	(1,001)	114	(40,955)
Equity investment income, net	—	396	—	—	396
(Loss) income before benefit (provision) for income taxes	(11,156)	271,231	(1,643)	—	258,432
Benefit (provision) for income taxes	27,691	(101,406)	61	—	(73,654)
Net income (loss) before equity in income (loss) of consolidated subsidiaries	16,535	169,825	(1,582)	—	184,778
Equity in income (loss) of consolidated subsidiaries	168,361	(1,464)	—	(166,897)	—
Net income (loss)	184,896	168,361	(1,582)	(166,897)	184,778
Net loss attributable to noncontrolling interests	—	—	118	—	118
Net income (loss) attributable to Vail Resorts, Inc.	$184,896	$168,361	$(1,464)	$(166,897)	$184,896

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

Supplemental Consolidating Condensed Statement of Comprehensive Income
For the three months ended April 30, 2015
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income	$133,410	$135,810	$229	$(136,047)	$133,402
Foreign currency translation adjustments, net of tax	23	(23)	(23)	46	23
Comprehensive income	133,433	135,787	206	(136,001)	133,425
Comprehensive loss attributable to noncontrolling interests	—	—	8	—	8
Comprehensive income attributable to Vail Resorts, Inc.	$133,433	$135,787	$214	$(136,001)	$133,433

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

Supplemental Consolidating Condensed Statement of Comprehensive Income (Loss)
For the nine months ended April 30, 2015
(In thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$184,896	$168,361	$(1,582)	$(166,897)	$184,778
Foreign currency translation adjustments, net of tax	(424)	424	424	(848)	(424)
Comprehensive income (loss)	184,472	168,785	(1,158)	(167,745)	184,354
Comprehensive loss attributable to noncontrolling interests	—	—	118	—	118
Comprehensive income (loss) attributable to Vail Resorts, Inc.	$184,472	$168,785	$(1,040)	$(167,745)	$184,472

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

Supplemental Consolidating Condensed Statement of Cash Flows
For the nine months ended April 30, 2015
(in thousands)
(Unaudited)

	Parent Company	100% Owned Guarantor Subsidiaries	Other Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$109,692	$285,406	$(622)	$394,476
Cash flows from investing activities:
Capital expenditures	—	(84,941)	(642)	(85,583)
Acquisition of business	—	(182,500)	—	(182,500)
Other investing activities, net	—	3,288	(14)	3,274
Net cash used in investing activities	—	(264,153)	(656)	(264,809)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt	—	253,000	—	253,000
Payments of other long-term debt	—	(253,782)	(231)	(254,013)
Dividends paid	(52,778)	—	—	(52,778)
Other financing activities, net	3,878	1,018	145	5,041
Advances	(60,792)	60,792	—	—
Net cash (used in) provided by financing activities	(109,692)	61,028	(86)	(48,750)
Effect of exchange rate changes on cash and cash equivalents	—	218	(327)	(109)
Net increase (decrease) in cash and cash equivalents	—	82,499	(1,691)	80,808
Cash and cash equivalents:
Beginning of period	—	35,070	9,336	44,406
End of period	$—	$117,569	$7,645	$125,214

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Vail Resorts, Inc. together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2015 ("Form 10-Q") as "we", "us", "our" or the "Company".

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2015 and 2014 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss, plus gain on litigation settlement and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the "Results of Operations" section below for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the "Results of Operations" section below for a reconciliation of Net Debt.

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

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado ("Colorado" resorts); Canyons and Park City Mountain Resort ("Park City" acquired on September 11, 2014) in Utah ("Utah" resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada ("Tahoe" resorts); and Afton Alps ski area in Minnesota and Mount Brighton ski area in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. Mountain segment revenue is seasonal, with the majority of revenue earned in our second and third fiscal quarters. Our mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 57% and 55% of Mountain net revenue for the three months ended April 30, 2015 and 2014, respectively, and approximately 51% and 49% of Mountain net revenue for the nine months ended April 30, 2015 and 2014, respectively.
Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests visiting our resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For the 2014/2015 ski season, Destination guests comprised approximately 59% of our skier visits, while In-State guests comprised approximately 41% of our skier visits. For the 2013/2014 ski season, Destination guests comprised approximately 56% of our skier visits, while In-State guests comprised approximately 44% of our skier visits.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass that allows season pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our mountain resorts and Urban ski areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the 2014/2015 and 2013/2014 ski seasons, approximately 41% and 40%, respectively, of total lift revenue was comprised of season pass revenue.
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
The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 93% and 94% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2015 and 2014, respectively and 79% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the nine months ended April 30, 2015 and 2014. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment
The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. Although we continue to undertake preliminary planning and design work on future projects, we currently do not plan to undertake significant vertical development activities on new projects. We believe that, due to our low carrying cost of real estate land investments combined with the absence of third party debt associated with our real estate investments, we are well situated to evaluate the launch of future projects with favorable terms and limiting future risk for the Company. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties

Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help partially mitigate the impact to our operating results from the timing and amount of snowfall, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue within the second and third fiscal quarters, when the season pass sales are recorded as revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2015, we began our early season pass sales program for the 2015/2016 ski season. Through May 26, 2015, our early season pass sales for the upcoming 2015/2016 ski season have increased approximately 12% in units and increased approximately 20% in sales dollars, compared to the prior year period ended May 27, 2014 (including Park City for the prior year, which prior year includes pass sales that were specific to Park City and occurred before our acquisition, and excluding Perisher Freedom Pass sales). However, we cannot predict if this favorable trend will continue through the Fall 2015 pass sales campaign or the overall impact that season pass sales will have on lift revenue for the 2015/2016 ski season.

•
In May 2013, we entered into a long-term lease with Talisker Corporation (“Talisker”) under which we assumed resort operations of Canyons, which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the litigation between the then current operator of Park City and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of Park City (excluding the base area). On September 11, 2014, we entered into a Purchase and Sale Agreement (the “Park City Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City. Pursuant to the Park City Purchase Agreement and ancillary transaction documents dated the same date, we assumed resort operations of Park City. In addition, the parties entered into ancillary transaction documents, including an agreement that settled all litigation related to the validity of the lease of the Talisker-owned land. In connection with settling the litigation, we recorded a non-cash gain of $16.4 million for the nine months ended April 30, 2015, based upon the estimated fair value of the settlement. Additionally, we recorded a credit of $4.5 million for the nine months ended April 30, 2015 for the change in fair value of the contingent consideration, which includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by us, plus future capital expenditures. We expect that Park City will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of our Utah resorts nor can we predict all the resources required to integrate Park City operations and the ultimate impact our Utah resorts will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Park City acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of April 30, 2015 are subject to change.

•
On March 30, 2015, we entered into the Perisher Purchase Agreement with Perisher Sellers providing for the acquisition of the entities that operate Perisher in New South Wales, Australia. The cash purchase price will be approximately AU$176 million and we plan to fund the cash purchase price through available cash on hand and borrowings from the revolving portion of our Seventh Amended and Restated Credit Agreement (the "Credit Agreement"). We expect that Perisher will positively contribute to our results of operations with its peak operating season occurring during our first and fourth fiscal quarters. In addition, we cannot predict whether we will realize all of the synergies expected from the operations of Perisher and the ultimate impact Perisher will have on our future results of operations.

•
As of April 30, 2015, we had $125.2 million in cash and cash equivalents, as well as $327.7 million available under our senior credit facility, the Sixth Amended and Restated Credit Agreement (the “Prior Credit Agreement”) (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $72.3 million). The cash purchase price of $182.5 million for our acquisition of Park City in September 2014 was funded through borrowings under the revolver portion of our Prior Credit Agreement. During the nine months ended April 30, 2015, we repaid the outstanding borrowings under our Prior Credit Agreement through cash flow generated from operating activities. On March 13, 2015, we submitted redemption notices to the trustees to redeem the outstanding $215.0 million aggregate principal amount of 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and the $41.2 million aggregate principal amount of 6.95% Eagle County Industrial Development Bonds ("Industrial Development Bonds"). On May 1, 2015, we redeemed the outstanding aggregate principal amounts of our 6.50% Notes and Industrial Development Bonds and paid $8.6 million in early redemption premiums, which will be recorded, along with a write-off of unamortized debt issuance costs of $2.4 million, as a loss on extinguishment of debt in the fourth quarter of the fiscal year ending July 31, 2015. Additionally, we amended our Prior Credit Agreement to, among other items, provide for a $250.0 million term loan facility due May 2020, which borrowings from the term loan facility and cash on hand were used to fund the redemptions.

We believe that the terms of our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments and our completed real estate projects where the proceeds from future real estate closings on The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge are expected to significantly exceed future carrying costs and occasional land sales less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale and occasional land sales, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of April 30, 2015, we had 11 units (of which one unit sold subsequent to April 30, 2015) at The Ritz-Carlton Residences, Vail and 9 units (of which two units sold subsequent to April 30, 2015) at One Ski Hill Place in Breckenridge available for sale with a remaining book value of $37.4 million for both projects as of April 30, 2015. We cannot predict the ultimate number of units we will sell, the ultimate price we will receive, or when the units will sell, although we anticipate the selling process may take up to two years to complete. If a prolonged weakness in the real estate market or general economic conditions were to occur we may have to adjust our selling prices more than anticipated in an effort to sell and close on units available for sale. However, our risk associated with adjusting selling prices to levels that may not be acceptable to us is partially mitigated by the fact that we do generate cash flow from placing unsold units into our rental program until such time selling prices are at acceptable levels to us. Furthermore, if weakness in the real estate market were to persist for multiple years, thus requiring us to sell remaining units below anticipated pricing levels (including any sales concessions and discounts) for the remaining inventory of units, it may result in an impairment charge, particularly for the One Ski Hill Place in Breckenridge project.

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

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for the three and nine months ended April 30, 2015, compared to the three and nine months ended April 30, 2014 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Mountain Reported EBITDA	$254,747	$227,951	$394,171	$309,269
Lodging Reported EBITDA	12,597	13,111	18,773	16,348
Resort Reported EBITDA	267,344	241,062	412,944	325,617
Real Estate Reported EBITDA	(1,408)	(2,278)	(5,668)	(5,792)
Income before provision for income taxes	214,007	187,546	258,432	164,582
Net income attributable to Vail Resorts, Inc.	$133,410	$117,946	$184,896	$103,833

A discussion of the segment results and other items can be found below.

Mountain Segment
Three months ended April 30, 2015 compared to the three months ended April 30, 2014
Mountain segment operating results for the three months ended April 30, 2015 and 2014 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Net Mountain revenue:
Lift	$285,249	$251,914	13.2%
Ski school	66,216	62,512	5.9%
Dining	44,003	42,303	4.0%
Retail/rental	71,078	73,785	(3.7)%
Other	33,005	30,073	9.7%
Total Mountain net revenue	$499,551	$460,587	8.5%
Mountain operating expense:
Labor and labor-related benefits	$99,926	$93,275	7.1%
Retail cost of sales	23,520	25,636	(8.3)%
Resort related fees	31,624	26,630	18.8%
General and administrative	37,047	33,686	10.0%
Other	52,558	54,074	(2.8)%
Total Mountain operating expense	$244,675	$233,301	4.9%
Mountain equity investment (loss) income, net	(129)	665	(119.4)%
Mountain Reported EBITDA	$254,747	$227,951	11.8%

Total skier visits	4,118	4,176	(1.4)%
ETP	$69.27	$60.32	14.8%

Certain Mountain segment operating expenses presented above for the three months ended April 30, 2014 have been reclassified to conform to the current fiscal quarter presentation.

Mountain Reported EBITDA includes $2.6 million and $2.5 million of stock-based compensation expense for the three months ended April 30, 2015 and 2014, respectively.

Mountain Reported EBITDA for the three months ended April 30, 2015 increased $26.8 million, or 11.8%, compared to the three months ended April 30, 2014. Our results for the three months ended April 30, 2015 reflect very strong pass sales growth for the 2014/2015 ski season; improved results at our Colorado resorts, which recorded increases in lift revenue excluding season pass revenue and ancillary guest spend generated by higher ETP and increased yields per skier visit in ski school, dining, and retail/rental operations, despite a decline in overall visitation compared to a strong prior year period; as well as the addition of Park City (acquired in September 2014). Our Tahoe resorts continued to experience unseasonably warm temperatures and very low snowfall levels during the three months ended April 30, 2015, which adversely impacted skier visitation and guest spending at our Tahoe resorts. These poor conditions in the Tahoe region resulted in a 33.1% decline in overall skier visitation for the three months ended April 30, 2015 compared to the same period in the prior year, which also was impacted by challenging conditions.

Lift revenue increased $33.3 million, or 13.2%, for the three months ended April 30, 2015, compared to the same period in the prior year, resulting from an $18.3 million, or 21.0%, increase in season pass revenue, as well as a $15.0 million, or 9.1%, increase in lift revenue excluding season pass revenue. The increase in season pass revenue was driven by a combination of both an increase in pricing and units sold, and was favorably impacted by the addition of Park City and increased pass sales to Destination guests. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 9.9%, and incremental revenue of $17.6 million from Park City. This increase was partially offset by decreased visitation excluding season pass holders across our mountain resorts, of which the most significant decline occurred at our Tahoe resorts. Total ETP increased $8.95, or 14.8%, due primarily to price increases in both lift ticket products and season pass products and lower average visitation by season pass holders for the three months ended April 30, 2015, compared to the same period in the prior year.

Ski school revenue increased $3.7 million, or 5.9%, for the three months ended April 30, 2015 compared to the same period in the prior year, due primarily to incremental revenue of $5.0 million from Park City and a $0.3 million, or 0.7%, increase in ski school revenue at our Colorado resorts. The increase in ski school revenue at our Colorado resorts was due to an increase in yield per skier visit. These increases in ski school revenue were partially offset by a decline at our Tahoe resorts of $1.7 million, or 21.1%, driven by a decline in skier visitation as discussed above.

Dining revenue increased $1.7 million, or 4.0%, for the three months ended April 30, 2015, compared to the three months ended April 30, 2014, which was primarily attributable to incremental dining revenue of $3.0 million from Park City and an increase in revenue generated by our Colorado resorts of $1.2 million, or 3.9%, driven by higher yields per skier visit. Dining revenue at our Tahoe resorts decreased $2.1 million, or 25.4%, compared to the same period in the prior year due to decreased skier visitation and limited operations of on-mountain dining facilities as a result of lower volumes.

Retail/rental revenue decreased $2.7 million, or 3.7%, for the three months ended April 30, 2015, compared to the same period in the prior year due to a decrease in retail sales of $3.2 million, or 6.9%, partially offset by an increase in rental revenue of $0.5 million, or 1.6%. The decrease in retail sales was primarily driven by decreased sales volume at stores proximate to our Tahoe resorts and stores in the San Francisco Bay Area due to challenging weather conditions, partially offset by the addition of Park City. The increase in rental revenue was primarily attributable to incremental revenue from Park City, and increases at stores proximate to our Colorado resorts, partially offset by declines from stores proximate to our Tahoe resorts and stores in the San Francisco Bay Area.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2015, other revenue increased $2.9 million, or 9.7%, compared to the same period in the prior year, primarily due to incremental revenue from Park city of $1.2 million, increases in other mountain activities and municipal services revenue.

Operating expense increased $11.4 million, or 4.9%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, primarily due to incremental expenses from Park City of $14.0 million (including current year Park City integration costs of $0.5 million). Operating expense in the prior year included $2.4 million of Canyons integration and Park City litigation related expenses. Excluding Park City related expenses and Canyons integration expense, operating expense decreased $0.2 million, or 0.1%, for the three months ended April 30, 2015 compared to the same period in the prior year. Labor and labor-related benefits (excluding Park City) increased $1.0 million, or 1.1%, primarily due to normal wage adjustments, partially offset by lower bonus expense. Retail cost of sales decreased $2.1 million, or 8.3%, due to a decrease in retail sales and improvement in the gross profit margin percentage at our retail outlets. Resort related fees (excluding Park City) increased $2.0 million, or 7.4%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Park City) increased $2.3 million, or 6.9%, primarily due to higher Mountain segment component of allocated corporate costs, including increased information and technology expense, increased sales and marketing expense, and increased human resources expense. Other expense (excluding Park City related expenses and Canyons integration expense) decreased $3.2 million, or 6.1%, which was driven by lower fuel costs, supplies expense, utilities expense, and food and beverage cost of sales commensurate with the decrease in dining revenue, partially offset by Perisher transaction related costs of $0.4 million.

Mountain equity investment (loss) income, net primarily includes our share of (loss) income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for the three months ended April 30, 2015 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures compared to the same period in the prior year.

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014
Mountain segment operating results for the nine months ended April 30, 2015 and 2014 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Net Mountain revenue:
Lift	$524,537	$447,271	17.3%
Ski school	123,511	109,442	12.9%
Dining	90,661	82,369	10.1%
Retail/rental	195,563	188,401	3.8%
Other	88,696	82,091	8.0%
Total Mountain net revenue	$1,022,968	$909,574	12.5%
Mountain operating expense:
Labor and labor-related benefits	$245,401	$226,288	8.4%
Retail cost of sales	75,856	76,490	(0.8)%
Resort related fees	57,773	47,976	20.4%
General and administrative	112,613	100,490	12.1%
Other	153,950	150,343	2.4%
Total Mountain operating expense	$645,593	$601,587	7.3%
Gain on litigation settlement	16,400	—	nm
Mountain equity investment income, net	396	1,282	(69.1)%
Mountain Reported EBITDA	$394,171	$309,269	27.5%

Total skier visits	8,189	7,688	6.5%
ETP	$64.05	$58.18	10.1%

Certain Mountain segment operating expenses presented above for the nine months ended April 30, 2014 have been reclassified to conform to the current fiscal year presentation.

Mountain Reported EBITDA includes $8.8 million and $7.7 million of stock-based compensation expense for the nine months ended April 30, 2015 and 2014, respectively.

Mountain Reported EBITDA for the nine months ended April 30, 2015 increased $84.9 million, or 27.5%, compared to the nine months ended April 30, 2014. This increase is primarily due to very strong pass sales growth for the 2014/2015 ski season, improved results at our Colorado resorts, which recorded increases in overall visitation, strong ancillary guest spend and increased yields for ski school, dining and retail/rental operations, as well as the addition of Park City (acquired in September 2014). Mountain Reported EBITDA for the nine months ended April 30, 2015 was also positively impacted by the $16.4 million non-cash gain on the Park City litigation settlement. The non-cash gain on the Park City litigation represents the estimated fair value of the settlement, which we obtain the right to in the Canyons transaction, from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. However, our results were negatively impacted by a challenging ski season for our Tahoe resorts, which experienced unseasonably warm temperatures and very low snowfall levels during the 2014/2015 ski season, adversely impacting skier visitation and guest spending. These poor conditions in the Tahoe region resulted in a 16.4% decline in overall skier visitation for the nine months ended April 30, 2015 compared to the same period in the prior year, which also was impacted by challenging conditions.

Lift revenue increased $77.3 million, or 17.3%, for the nine months ended April 30, 2015 compared to the same period in the prior year, due to a $40.2 million, or 14.9%, increase in lift revenue excluding season pass revenue as well as a $37.1 million, or 20.9% increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 8.8%, along with incremental revenue of $29.4 million from Park City, partially offset by lower lift revenue excluding season pass revenue from our Tahoe resorts, which was driven by a decline in visitation excluding season pass holders. Season pass revenue was driven by a combination of both an increase in units sold and pricing. Total ETP increased $5.87, or 10.1%, due primarily to price increases in both lift ticket products and season pass products and lower average visitation by season pass holders for the nine months ended April 30, 2015, compared to the same period in the prior year.

Ski school revenue increased $14.1 million, or 12.9%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, which is primarily attributable to an increase in revenue generated by our Colorado resorts of $5.5 million, or 6.4%, and incremental revenue of $9.1 million from Park City, partially offset by declines in ski school revenue of $1.1 million, or 7.0% at our Tahoe resorts driven by a decline in skier visitation as discussed above.

Dining revenue increased $8.3 million, or 10.1%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, and was primarily attributable to our Colorado resorts generating a $3.8 million, or 6.5%, increase in revenue driven by higher yields per skier visit and improved summer visitation, as well as incremental revenue from Park City of $5.3 million, partially offset by declines in dining revenue at our Tahoe resorts of $1.1 million, or 6.3%, due to decreased skier visitation.

Retail/rental revenue increased $7.2 million, or 3.8%, for the nine months ended April 30, 2015 compared to the same period in the prior year, which was driven by an increase in retail sales of $2.9 million, or 2.0%, and an increase in rental revenue of $4.3 million, or 8.2%. The increase in retail sales is primarily attributable to an increase in sales volume at our stores in Colorado (including strong sales at pre-ski season sales events) and incremental revenue from Park City. These increases were partially offset by the elimination of on-line retail sales in the current period due to the shut down of our on-line retail platform in the prior year and declines in sales volume at stores proximate to our Tahoe resorts. The increase in rental revenue was primarily driven by stores in Colorado and the addition of Park City.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the nine months ended April 30, 2015, other revenue increased $6.6 million, or 8.0%, compared to the same period in the prior year, primarily due to an increase in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts, increases in other mountain activities revenue, guest services revenue, municipal services revenue and private club revenue, as well as incremental revenue from Park city of $2.5 million.

Operating expense increased $44.0 million, or 7.3%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, primarily due to incremental expenses from Park City of $33.3 million (including current year Park City litigation, integration and transaction costs of $4.3 million). Operating expense in the prior year included $8.0 million of Canyons integration and Park City litigation related expenses. Excluding Park City related expenses and Canyons integration expense, operating expense increased $18.7 million, or 3.2%, for the nine months ended April 30, 2015 compared to the same period in the prior year. Labor and labor-related benefits (excluding Park City) increased $6.7 million, or 3.0%, primarily due to normal wage adjustments. Retail cost of sales decreased $0.6 million, or 0.8%, compared to an increase in retail sales as a result of improvement in the gross profit margin percentage at our retail outlets combined with no on-line retail sales in the current period due to the shutdown or our on-line retail platform in the prior year (as discussed above), which had associated lower gross profit margins. Resort related fees (excluding Park City) increased $4.6 million, or 9.5%, due to overall increases in revenue upon which those fees are based. General and Administrative expenses (excluding Park City) increased $9.5 million, or 9.5%, primarily due to a higher Mountain segment component of corporate costs including increased information and technology expense, increased sales and marketing expense, and increased human resources expense. Other expense (excluding Park City related expenses and Canyons integration expense) decreased $0.8 million, or 0.5%, primarily due to lower fuel and supplies expense, partially offset by higher operating expenses including food and beverage cost of sales commensurate with increased dining revenue, repairs and maintenance expense and Perisher transaction related costs of $1.0 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for the nine months ended April 30, 2015 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures compared to the same period in the prior year.

Lodging Segment
Three months ended April 30, 2015 compared to the three months ended April 30, 2014
Lodging segment operating results for the three months ended April 30, 2015 and 2014 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Lodging net revenue:
Owned hotel rooms	$13,097	$12,632	3.7%
Managed condominium rooms	21,904	20,578	6.4%
Dining	9,778	9,768	0.1%
Transportation	9,690	9,865	(1.8)%
Other	10,190	10,757	(5.3)%
	64,659	63,600	1.7%
Payroll cost reimbursements	2,664	2,693	(1.1)%
Total Lodging net revenue	$67,323	$66,293	1.6%
Lodging operating expense:
Labor and labor-related benefits	$26,465	$25,075	5.5%
General and administrative	8,736	7,932	10.1%
Other	16,861	17,482	(3.6)%
	52,062	50,489	3.1%
Reimbursed payroll costs	2,664	2,693	(1.1)%
Total Lodging operating expense	$54,726	$53,182	2.9%
Lodging Reported EBITDA	$12,597	$13,111	(3.9)%

Owned hotel statistics:
ADR	$267.26	$243.33	9.8%
RevPar	$187.20	$183.02	2.3%
Managed condominium statistics:
ADR	$407.76	$372.69	9.4%
RevPar	$177.06	$157.56	12.4%
Owned hotel and managed condominium statistics (combined):
ADR	$360.54	$327.80	10.0%
RevPar	$179.48	$163.41	9.8%

Certain Lodging segment operating expenses presented above for the three months ended April 30, 2014 have been reclassified to conform to the current fiscal quarter presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for the three months ended April 30, 2014 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013).

Lodging Reported EBITDA includes $0.6 million of stock-based compensation expense for both the three months ended April 30, 2015 and 2014.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended April 30, 2015 increased $1.1 million, or 1.7%, as compared to the three months ended April 30, 2014, which is primarily due to an increase in ADR at our Colorado lodging properties, partially offset by lower conference services revenue, ancillary services revenue and transportation revenue.

Revenue from owned hotel rooms increased $0.5 million, or 3.7%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014, driven by a 9.8% increase in ADR as a result of increased demand from destination visitors at our Colorado resorts. However, occupancy at our owned properties declined due to a decrease in skier visitation at our Colorado mountain resorts (as discussed in the Mountain segment). Revenue from managed condominium rooms increased

$1.3 million, or 6.4%, which was primarily attributable to strong increases in ADR at our Colorado managed properties, partially offset by a decrease in revenue from managed condominiums in the Tahoe region due to the decline in skier visitation (as discussed in the Mountain segment).

Dining revenue was relatively flat for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014, and was negatively impacted by lower occupancy. Transportation revenue for the three months ended April 30, 2015 decreased $0.2 million, or 1.8%, as compared to the three months ended April 30, 2014, primarily due to a decrease in total passengers compared to the same period in the prior year partially offset by an increase in revenue per passenger. Other revenue decreased $0.6 million, or 5.3%, compared to the same period in the prior year primarily due to lower conference and other ancillary services revenue.

Operating expense (excluding reimbursed payroll costs) increased $1.6 million, or 3.1%, for the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Labor and labor-related benefits increased $1.4 million, or 5.5%, due primarily to normal wage increases. General and administrative expense increased $0.8 million, or 10.1%, primarily due to higher allocated corporate costs and legal expenses. Other expense decreased $0.6 million, or 3.6%, due to lower operating expenses primarily in operating supplies and fuel costs.

Revenue from payroll cost reimbursements and the corresponding reimbursed payroll costs relate to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA.

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014
Lodging segment operating results for the nine months ended April 30, 2015 and 2014 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Lodging net revenue:
Owned hotel rooms	$39,348	$36,943	6.5%
Managed condominium rooms	49,663	46,474	6.9%
Dining	31,538	31,016	1.7%
Transportation	20,504	19,489	5.2%
Golf	7,805	7,642	2.1%
Other	28,811	30,225	(4.7)%
	177,669	171,789	3.4%
Payroll cost reimbursements	7,511	7,905	(5.0)%
Total Lodging net revenue	$185,180	$179,694	3.1%
Lodging operating expense:
Labor and labor-related benefits	$79,783	$76,794	3.9%
General and administrative	25,102	23,551	6.6%
Other	54,011	55,096	(2.0)%
	158,896	155,441	2.2%
Reimbursed payroll costs	7,511	7,905	(5.0)%
Total Lodging operating expense	$166,407	$163,346	1.9%
Lodging Reported EBITDA	$18,773	$16,348	14.8%

Owned hotel statistics:
ADR	$232.30	$218.30	6.4%
RevPar	$148.35	$141.33	5.0%
Managed condominium statistics:
ADR	$360.46	$339.98	6.0%
RevPar	$122.46	$106.75	14.7%
Owned hotel and managed condominium statistics (combined):
ADR	$307.40	$288.66	6.5%
RevPar	$129.53	$115.79	11.9%

Certain Lodging segment operating expenses presented above for the nine months ended April 30, 2014 have been reclassified to conform to the current fiscal year presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for the nine months ended April 30, 2014 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013).

Lodging Reported EBITDA includes $1.9 million and $1.6 million of stock-based compensation expense for the nine months ended April 30, 2015 and 2014, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the nine months ended April 30, 2015 increased $5.9 million, or 3.4%, as compared to the nine months ended April 30, 2014, which is primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation during the 2014/2015 ski season; an increase in revenue at our mountain properties from improved summer visitation; and an increase in revenue at GTLC. Improved results generated by GTLC for the three months ended October 31, 2014 compared to the same period in the prior year were partially attributable to reduced operations for the three months ended October 31, 2013 due to the government shutdown in October 2013, which closed the resort early, and the early closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $2.4 million, or 6.5%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. Owned room revenue was positively impacted by Colorado lodging properties, which revenue increased $1.6 million, resulting from an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts, improved summer visitation and an increase in ADR; and an increase in revenue at GTLC for the three months ended October 31, 2014 compared to the same period in the prior year driven by increased group visitation to GTLC and an increase in ADR. Revenue from managed condominium rooms increased $3.2 million, or 6.9%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, and was primarily attributable to an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation and increased summer visitation, and an increase in ADR.

Dining revenue for the nine months ended April 30, 2015 increased $0.5 million, or 1.7%, as compared to the nine months ended April 30, 2014, primarily due to increased dining revenue generated at GTLC and Flagg Ranch. Transportation revenue increased $1.0 million, or 5.2%, during the nine months ended April 30, 2015 compared to the same period in the prior year, primarily due to an increase in passengers resulting from improved skier visitation and summer visitation at our Colorado resorts. Other revenue decreased $1.4 million, or 4.7%, compared to the same period in the prior year primarily due to a decrease in conference and other ancillary services revenue.

Operating expense (excluding reimbursed payroll costs) increased $3.5 million, or 2.2%, for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014. Labor and labor-related benefits increased $3.0 million, or 3.9%, resulting from normal wage increases, higher staffing levels associated with increased overall occupancy and an increase in bonus expense. General and administrative expense increased $1.6 million, or 6.6%, due to higher allocated corporate costs, including increased marketing and sales expenses. Other expense decreased $1.1 million, or 2.0%, due to lower operating expenses primarily in operating supplies and fuel costs.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relate to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA.

Real Estate Segment

Three months ended April 30, 2015 compared to the three months ended April 30, 2014
Real Estate segment operating results for the three months ended April 30, 2015 and 2014 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Total Real Estate net revenue	$12,469	$16,167	(22.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	10,924	13,815	(20.9)%
Other	3,104	4,630	(33.0)%
Total Real Estate operating expense	14,028	18,445	(23.9)%
Gain on sale of real property	151	—	nm
Real Estate Reported EBITDA	$(1,408)	$(2,278)	38.2%
Real Estate Reported EBITDA includes $0.3 million and $0.4 million of stock-based compensation expense for the three months ended April 30, 2015 and 2014, respectively.

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2015
Real Estate segment net revenue for the three months ended April 30, 2015 included the closing of three condominium units at One Ski Hill Place ($3.4 million of revenue with an average selling price of $1.1 million and an average price per square foot of $1,114). The average price per square foot of this project is driven by its premier location and the comprehensive and exclusive amenities related to this project. Real Estate net revenue also included $8.5 million of revenue from the sale of a development land parcel in Vail and $0.2 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended April 30, 2015 included cost of sales of $10.3 million resulting from the closing of three condominium units at One Ski Hill Place (average cost per square foot of $912) and the sale of a development land parcel in Vail. The cost per square foot for the One Ski Hill Place project reflects the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.5 million were incurred commensurate with revenue recognized. Other operating expense of $3.1 million (including $0.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014
Real Estate segment operating results for the nine months ended April 30, 2015 and 2014 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2015	2014
Total Real Estate net revenue	$29,694	$29,890	(0.7)%
Real Estate operating expense:
Cost of sales (including sales commission)	24,804	24,922	(0.5)%
Other	10,709	10,760	(0.5)%
Total Real Estate operating expense	35,513	35,682	(0.5)%
Gain on sale of real property	151	—	nm
Real Estate Reported EBITDA	$(5,668)	$(5,792)	2.1%
Real Estate Reported EBITDA includes $1.0 million and $1.3 million of stock-based compensation expense for the nine months ended April 30, 2015 and 2014, respectively.

Nine months ended April 30, 2015
Real Estate segment net revenue for the nine months ended April 30, 2015 was primarily driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.6 million of revenue with an average selling price of $3.2 million and an average price per square foot of $1,541) and nine condominium units at One Ski Hill Place ($10.0 million of revenue with an average selling price of $1.1 million and an average price per square foot of $1,115). Real Estate net revenue also included $8.5 million of revenue from the sale of a development land parcel in Vail and $0.6 million of rental revenue from placing unsold units into our rental program.

Operating expense for the nine months ended April 30, 2015 included cost of sales of $23.0 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,208), nine condominium units at One Ski Hill Place (average cost per square foot of $896) and the sale of a development land parcel in Vail. Additionally, sales commissions of approximately $1.4 million were incurred commensurate with revenue recognized. Other operating expense of $10.7 million (including $1.0 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2014
Real Estate segment net revenue for the nine months ended April 30, 2014 was driven by the closing of five condominium units at The Ritz-Carlton Residences, Vail ($16.8 million of revenue with an average selling price per unit of $3.4 million and an average price per square foot of $1,213) and nine condominium units at One Ski Hill Place ($11.1 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $970). In addition to the revenue generated by the closing of units, Real Estate net revenue also included $1.3 million of rental revenue from placing unsold units into our rental program.

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

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2015 increased $2.7 million and $5.6 million, respectively, compared to the same periods in the prior year, primarily due to assets acquired in the Park City acquisition.

Change in fair value of contingent consideration. There was no change in fair value of contingent consideration recorded during the three months ended April 30, 2015. A gain of $4.5 million was recorded during the nine months ended April 30, 2015 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. Commensurate with the acquisition of Park City, the fair value of contingent consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made equal to 10% of the purchase price paid by us, plus future capital expenditures. The estimated fair value of the contingent consideration is $6.0 million as of April 30, 2015.

Interest expense. Interest expense for the three and nine months ended April 30, 2015 decreased $2.7 million and $7.6 million, respectively, compared to the same periods in the prior year due to the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014, partially offset by interest expense on the borrowings incurred under the Credit Agreement related to the Park City acquisition during the nine months ended April 30, 2015.

Income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2015 was 37.7% and 28.5%, respectively, compared to 37.2% and 37.0%, respectively, for the three and nine months ended April 30, 2014.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items). Additionally, the income tax provision recorded for the nine months ended April 30, 2015 reflects $23.8 million of income tax benefits due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the Internal Revenue Service ("IRS") on the utilization of certain net operating losses ("NOLs"), as discussed below.

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

In January 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed us to utilize a significant portion of the NOLs. As a result, we reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within our Consolidated Condensed Statements of Operations for the nine months ended April 30, 2015.

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Mountain Reported EBITDA	$254,747	$227,951	$394,171	$309,269
Lodging Reported EBITDA	12,597	13,111	18,773	16,348
Resort Reported EBITDA	267,344	241,062	412,944	325,617
Real Estate Reported EBITDA	(1,408)	(2,278)	(5,668)	(5,792)
Total Reported EBITDA	265,936	238,784	407,276	319,825
Depreciation and amortization	(38,242)	(35,588)	(111,587)	(105,948)
(Loss) gain on disposal of fixed assets and other, net	(71)	634	(852)	(839)
Change in fair value of contingent consideration	—	—	4,550	—
Investment income, net	119	124	155	289
Interest expense	(13,735)	(16,408)	(41,110)	(48,745)
Income before provision for income taxes	214,007	187,546	258,432	164,582
Provision for income taxes	(80,605)	(69,680)	(73,654)	(60,953)
Net income	133,402	117,866	184,778	103,629
Net loss attributable to noncontrolling interests	8	80	118	204
Net income attributable to Vail Resorts, Inc.	$133,410	$117,946	$184,896	$103,833
The following table reconciles Net Debt to long-term debt (in thousands):

	April 30,
	2015	2014
Long-term debt	$379,796	$799,223
Long-term debt due within one year	256,953	879
Total debt	636,749	800,102
Less: cash and cash equivalents	125,214	307,431
Net Debt	$511,535	$492,671

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Our second and third fiscal quarters historically result in seasonally high cash on hand as our mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by operating activities can be significantly impacted by the timing or mix of closings on real estate development projects. We had $125.2 million of cash and cash equivalents as of April 30, 2015, compared to $307.4 million as of April 30, 2014. The decrease in cash and cash equivalents from the comparable period in the prior year is primarily driven by the pay down of long-term debt in total of $358.0 million, including the outstanding borrowings under the revolver portion of our Prior Credit Agreement which were used to fund the cash purchase price of $182.5 million for our acquisition of Park City and the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014, net of cash generated from operating activities and other investing and financing activities. We generated $80.8 million of cash in the nine months ended April 30, 2015 compared to $168.8 million of cash inflows generated in the nine months ended April 30, 2014. We anticipate that Resort Reported EBITDA will continue to provide a significant source of future operating cash flows combined with proceeds from the remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects, and occasional land sales.

At April 30, 2015, we also had available $327.7 million under our Prior Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $72.3 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows, borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2020, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.125%.

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014
We generated $394.5 million of cash from operating activities during the nine months ended April 30, 2015, an increase of $88.3 million compared to $306.2 million of cash generated during the nine months ended April 30, 2014. The increase in operating cash flows was primarily a result of improved Mountain (including the addition of Park City) and Lodging segment operating results for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, excluding the non-cash gain on litigation settlement of $16.4 million recorded in the current period; receipt of an income tax refund of $19.1 million during the nine months ended April 30, 2015 in conjunction with the settlement reached with the IRS regarding the utilization of Federal NOLs; and receipt of a $12.5 million legal settlement during the nine months ended April 30, 2015. Additionally, we generated $30.8 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) during the nine months ended April 30, 2015 compared to $28.0 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the nine months ended April 30, 2014. These operating cash inflows were partially offset by a $10.0 million Park City litigation payment to Talisker during the nine months ended April 30, 2015 and an increase in inventory on-hand.

Cash used in investing activities for the nine months ended April 30, 2015 increased by $157.6 million compared to the nine months ended April 30, 2014, primarily due to the acquisition of Park City for $182.5 million during the nine months ended April 30, 2015, partially offset by a decrease in resort capital expenditures of $22.5 million compared to the nine months ended April 30, 2014.

Cash used in financing activities increased $18.5 million during the nine months ended April 30, 2015, compared to the nine months ended April 30, 2014, primarily due to an increase in the amount of cash dividends paid on our common stock of $22.8 million during the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014, partially offset by payments for commitments in conjunction with the Canyons transaction of $2.8 million and payment of financing costs associated with the March 2014 amended and restated Prior Credit Agreement of $1.9 million during the nine months ended April 30, 2014.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $110 million to $115 million of resort capital expenditures for calendar year 2015, which excludes any capital expenditures for new summer activities. This capital plan includes approximately $50 million of capital expenditures for Park City and Canyons including the installation of an eight-person gondola connecting Park City and Canyons creating the largest ski resort by acreage in the United States, upgrading two chairlifts, major on-mountain restaurant improvements, and an expanded maintenance capital plan.  Excluding investments in summer activities and the one-time $50 million investment in Park City and Canyons, we expect to spend approximately $60 million to $65 million that includes, among other projects, upgrading Vail Mountain’s Avanti Chair (Chair 2) to a six-person high-speed chairlift, expanding the "refreshing" snowmaking system at Beaver Creek, adding new snowmaking on our recently opened Peak 6 terrain at Breckenridge, renovating rooms at the Keystone Lodge, and investing in technology and marketing systems. In addition, we expect to spend approximately $17 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly. Approximately $12 million was spent for capital expenditures in calendar year 2015 as of April 30, 2015, leaving approximately $115 million to $120 million to spend in the remainder of calendar year 2015. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to implement our capital plans.

On March 13, 2015, we submitted redemption notices to the trustees to redeem the outstanding $215.0 million aggregate principal amount of 6.50% Notes and the $41.2 million aggregate principal amount of Industrial Development Bonds. On May 1, 2015, we redeemed the outstanding aggregate principal amounts of our 6.50% Notes and Industrial Development Bonds and paid $8.6 million in early redemption premiums, which will be recorded, along with a write-off of unamortized debt issuance costs, as a loss on extinguishment of debt in the fourth quarter of fiscal year ending July 31, 2015. Additionally, we amended our Prior Credit Agreement to, among other items, provide for a $250.0 million term loan facility, which borrowings from the term loan facility and cash on hand were used to fund the redemptions. The term loan facility under the Credit Agreement is subject to quarterly amortization of principal, commencing on January 31, 2016 in equal installments, with five percent payable each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due on May 1, 2020. Borrowings under the Credit Agreement, including the term loan facility, bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the agent's prime lending rate plus a margin. Interest rate margins may fluctuate based upon the ratio of our net funded debt to adjusted EBITDA on a trailing four-quarter basis.

Our debt service requirements can be impacted by changing interest rates as we had $52.6 million of variable-rate debt outstanding as of April 30, 2015. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $0.5 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the nine months ended April 30, 2015, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through April 30, 2015, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of April 30, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to $0.6225 per share (or approximately $22.6 million per quarter based upon shares outstanding as of April 30, 2015). During the nine months ended April 30, 2015, the Company paid a cash dividend of $1.4525 per share or $52.8 million in the aggregate. This dividend was funded through available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Covenants and Limitations
We must abide by certain restrictive financial covenants under both our Prior Credit Agreement and Credit Agreement. The most restrictive of those covenants include the following covenants: Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Prior Credit Agreement and Credit Agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2015. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2015. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2015, we had $52.6 million of variable rate indebtedness, representing approximately 8.3% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2015 of 0.2% and 1.5%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2015, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by approximately $0.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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

None.

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

Exhibit Number	Description	Sequentially Numbered Page

10.1	Seventh Amended and Restated Credit Agreement, Annex A to that certain Amendment Agreement, dated as of May 1, 2015, among Vail Holdings, Inc., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BBVA Compass, as documentation agent, and the Lenders party thereto.	25

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	233

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	234

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	235

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2015, July 31, 2014, and April 30, 2014; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2015 and April 30, 2014; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2015 and April 30, 2014; (iv) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2015 and April 30, 2014; and (v) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 8, 2015	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2015	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)