Form 10-K
period 2015-07-31
VAIL RESORTS INC
filed 2015-09-29
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015

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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $87.76 per share as reported on the New York Stock Exchange Composite Tape on January 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,160,590,658.
As of September 23, 2015, 36,546,790 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2015 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of federal land or to make operational and capital improvements;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology;

•	our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including from the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses or future acquisitions;

•	our ability to realize anticipated financial benefits from Park City and Canyons;

•	fluctuations in foreign currency exchange rates, in particular the Australian Dollar;

•	impairments or write downs of our assets;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.
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

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 79%, 18% and 3%, respectively, of our net revenue for our fiscal year ended July 31, 2015 (“Fiscal 2015”).

In Fiscal 2015 our Mountain segment operated ten world-class mountain resort properties (including Perisher Ski Resort acquired on June 30, 2015) and two urban ski areas, as well as ancillary services, primarily including ski school, dining and retail/rental operations. Our Lodging segment owns and/or manages a collection of luxury hotels under our RockResorts brand, as well as other strategic lodging properties, and a large number of condominiums located in proximity to our mountain resorts, certain National Park Service ("NPS") concessionaire properties, including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park; Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and, mountain resort golf courses. Collectively, the Mountain and Lodging segments are considered the Resort segment. Our Real Estate segment owns and develops real estate in and around our resort communities.

For financial information and other information about the Company’s segments, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” below.

Mountain Segment

Our portfolio of world-class mountain resorts and urban ski areas includes:

•
Breckenridge Ski Resort (“Breckenridge”) - the single most visited mountain resort in the United States for the 2014/2015 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including the recent addition of Peak 6 which provides access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks. The Town of Breckenridge is well known for its historic town and vibrant nightlife.

•
Vail Mountain (“Vail Mountain”) - the second most visited mountain resort in the United States for the 2014/2015 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort's rustic Blue Sky Basin.

•
Keystone Resort (“Keystone”) - the third most visited mountain resort in the United States for the 2014/2015 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the fifth most visited mountain resort in the United States for the 2014/2015 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children's ski school program focused on providing a first-class experience with unique amenities such as a dedicated children's gondola. Beaver Creek also annually hosts the only North American men's World Cup downhill races, and with Vail Mountain hosted the 2015 FIS World Alpine Ski Championships.

•
Park City Mountain Resort ("Park City") - acquired on September 11, 2014, is located in the heart of historic Park City, Utah, one of the country's great ski destinations. Park City offers terrain for every type of skier and snowboarder on over 3,300 acres including manicured groomed runs, bowls and some of the industry's most progressive terrain parks and half pipes. Park City’s location provides easy access to outstanding lodging, dining and shopping.

•
Canyons Resort ("Canyons") - the largest mountain resort in Utah offering over 4,000 skiable acres and featuring a modern base area located less than 35 miles from the Salt Lake City International Airport and adjacent to the historic downtown of Park City with all of its distinctive restaurants and nightlife. The resort offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

In Fiscal 2015, we announced a $50 million transformation plan to connect Park City and Canyons which will create the largest ski resort by acreage in the United States with more than 7,300 acres of skiable terrain. We began implementing our planned upgrades to Park City in Summer 2015 and are in the process of installing an eight-passenger gondola connecting Park City and Canyons, upgrading two chairlifts, and making major on-mountain restaurant improvements. The planned upgrades are expected to be completed by the start of the 2015/2016 ski season and we will operate the two resorts as one unified branded mountain resort under the name “Park City.” The Canyons base area will now be known as “Canyons Village” at Park City.

•
Heavenly Mountain Resort (“Heavenly”) - located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada, offers unique and spectacular views of Lake Tahoe and boasts the largest snowmaking capacity in the Lake Tahoe region. Heavenly offers great nightlife, including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - the premier luxury mountain resort destination near Lake Tahoe, offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.

•
Kirkwood Mountain Resort (“Kirkwood”) - located southwest of Lake Tahoe, offering a unique location atop the Sierra Crest. Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

•
Perisher Ski Resort ("Perisher") - acquired on June 30, 2015, is located in New South Wales, Australia, and is the largest and most visited ski resort in Australia and the Southern Hemisphere. Perisher provides accessibility, significant lodging and the market’s most skiable acreage for the country's largest cities, including Sydney, Melbourne, Adelaide, Canberra and Brisbane. Perisher offers over 3,000 skiable acres on seven peaks and includes the resort areas known as Perisher Valley, Smiggin Holes, Blue Cow and Guthega, along with ski school, lodging, food and beverage, retail/rental and transportation operations.

•
Urban Ski Areas - Afton Alps Ski Area ("Afton Alps") is the largest ski area near a major city in the Midwest (33 miles from the Minneapolis/St. Paul metropolitan area) and offers 48 trails on 300 skiable acres, with night skiing, riding and tubing. Mount Brighton Ski Area ("Mt. Brighton") is located 43 miles from Detroit and offers 26 trails on 130 skiable acres offering night skiing and riding. We have made significant upgrades at both Afton Alps and Mt. Brighton to enhance the ski and base area experience for skiers and riders in each market.

The following discussion of our business excludes the recent acquisition of Perisher, unless otherwise noted. For additional information, including the total revenue and estimated fair value of assets acquired and liabilities assumed related to Perisher, see Note 5, Acquisitions, of the Notes to Consolidated Financial Statements.

Vail Mountain, Beaver Creek, Breckenridge and Keystone, all located in the Colorado Rocky Mountains; Park City and Canyons, located in Utah; and, Heavenly, Northstar and Kirkwood, located in the Lake Tahoe region of California/Nevada, are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Each resort offers a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slide and mountain coaster, children's activities and other recreational activities.

Our Mountain segment derives revenue through the sale of lift tickets and season passes, as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other winter and summer recreational activities. In addition to providing extensive guest amenities, we also lease some of our owned and leased commercial space to third party operators to add unique restaurants and retail stores to the mix of amenities at the base of our resorts.

Ski Industry/Market

There are approximately 760 ski areas in North America and approximately 470 in the United States, ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day during a winter ski season, and includes both paid and complimentary access. During the 2014/2015 ski season, combined skier visits for all ski areas in the United States were approximately 53.6 million and all North American skier visits were approximately 70.8 million. Our U.S. mountain resorts and urban ski areas had approximately 8.2 million skier visits during the 2014/2015 ski season, or approximately 15.3% of United States skier visits, and an approximate 11.6% share of the North American skier visits. Our largest presence is in the Rocky Mountain region, including our Colorado and Utah mountain resorts, and the Lake Tahoe region.

Our Rocky Mountain region mountain resorts appeal to both day skiers and destination guests due to the Colorado resorts' proximity to Colorado's Front Range (Denver/Colorado Springs/Boulder metropolitan areas) and the Utah resorts' proximity to the Salt Lake City metropolitan area; accessibility from several airports, including Denver International Airport and Eagle County Airport in Colorado and the Salt Lake City International Airport in Utah; and, the wide range of amenities available at each resort, as well as within the proximate base areas/villages and towns. The Rocky Mountain region has 94 ski areas. All ski areas within the Rocky Mountain region combined recorded approximately 20.8 million skier visits for the 2014/2015 ski season with skier visits at our Rocky Mountain region mountain resorts totaling 6.7 million, or approximately 32.2% of all Rocky Mountain region skier visits for the 2014/2015 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entirety of California and Nevada and making it a convenient destination for both day skiers and destination guests. Heavenly located near the South Shore of Lake Tahoe, Northstar located near the North Shore of Lake Tahoe, and Kirkwood located about 35 miles southwest of South Lake Tahoe are popular year-round vacation destinations, featuring outstanding winter sports offerings and extensive summer attractions. Heavenly, Northstar and Kirkwood are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada collectively have 33 ski areas. Our Lake Tahoe resorts had 1.2 million skier visits for the 2014/2015 ski season, which was approximately 26.7% of California's and Nevada's approximately 4.5 million total skier visits for the 2014/2015 ski season.

Competition

There is limited opportunity for development of new ski areas due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new major resorts in North America for more than 30 years, which has and should continue to allow the best positioned resorts, including all of our resorts, to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including Aspen/Snowmass, Copper Mountain, Deer Valley, Squaw Valley USA, Steamboat, Whistler Blackcomb and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest and Southwest, and other destination ski areas worldwide and non-ski related vacation options and destinations.

While the ski industry has performed well in recent years in terms of number of skier visits, with the six best seasons occurring in the past 10 years for United States visitation, a particular ski area's growth is also largely dependent on either attracting skiers away from other resorts, generating more revenue per skier visit and/or generating more visits from each skier. Better capitalized mountain resorts, including our mountain resorts, are expanding their offerings, as well as enhancing the quality and experience by adding new high speed chairlifts, gondolas, terrain parks, state of the art grooming machines, expanded terrain, on-mountain dining venues, as well as amenities at the base areas of the resorts, including dining, retail and lodging, all of which are aimed at increasing guest visitation and revenue per skier visit.

Our premier resorts and business model differentiate our Company from the rest of the ski industry. We have iconic, branded mountain resorts in three important ski destinations in Colorado, Utah and Lake Tahoe. Through our sales of season passes, we provide our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability. Additionally, our mountain resorts located in the United States, with the exception of Kirkwood, typically rank in the 25 most visited ski resorts in the United States, and most of our mountain resorts consistently rank in the top 25 ranked ski resorts in North America according to industry surveys, which we attribute to our mountain resorts' ability to provide a high-quality experience.

Summer tourism in Colorado, Utah and Lake Tahoe exceeds winter tourism, which provides for a strong summer business opportunity. Our mountain resorts offer non-ski related attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip line tours, challenge ropes courses, alpine slide and coaster, children's activities and other recreational activities.

In the fall of 2011, the Ski Area Recreational Opportunities Enhancement Act was enacted into law which allows our mountain resorts on USDA Forest Service ("Forest Service") land to offer more summer-season recreational opportunities. We have a comprehensive summer activities plan for Vail Mountain, Breckenridge, and Heavenly, that includes a number of new activities, including zip lines, challenge ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers (i.e. alpine coasters). At Vail Mountain, we installed two challenge ropes courses and zip lines. Additionally, zip lines have been completed at Breckenridge and Heavenly. Smaller scale improvements are planned for Beaver Creek, Keystone and Northstar. These new activities are already popular with summer travelers and will introduce a new guest demographic to our mountain resorts.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2014/2015 (the “Kottke Survey”) and other industry publications.

Our Competitive Strengths

All of our mountain resorts maintain the distinction of competing effectively as both market leaders and quality leaders. The following factors contribute directly to each resort's success:

Exceptional mountain experience --

•	World-Class Mountain Resorts and Integrated Base Resort Areas

All of our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each mountain resort is also fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities to the resort's guests, some of which we own or manage.

•	Snow Conditions

Our mountain resorts are located in areas that generally receive significantly higher than average snowfall compared to most other ski resort locations in the United States. Our resorts in the Rocky Mountains of Colorado and Utah and the Sierra Nevada Mountains in Lake Tahoe receive average yearly snowfall between 20 and 39 feet. Average yearly snowfall in Australia is significantly lower than in the United States, although Perisher generally receives higher average yearly snowfall compared to other Australian alpine ski resorts due to its location in the Australian Alps and the elevation of its terrain. Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service

We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed several high-speed chairlifts and gondolas across our mountain resorts, including a new high-speed, state-of-the-art combination gondola and chairlift replacing the Centennial Express Lift at Beaver Creek; a new high-speed, six-passenger chairlift replacing the Colorado SuperChair at Breckenridge, which is the primary chairlift serving the critical Peak 8 base area; a new high-speed, six-passenger chairlift and a new four-passenger chairlift to access the Peak 6 area in Breckenridge; a state-of-the-art ten passenger gondola (Gondola 1) at Vail, replacing a four-passenger high-speed chairlift; a new high-speed, six-passenger chairlift servicing mid-Vail, replacing a four-passenger chairlift; and, a four-passenger high-speed chairlift servicing Vail Mountain's back bowls. Additionally, for the 2015/2016 ski season we are installing an eight-passenger gondola connecting Park City and Canyons, upgrading the King Con chairlift from a four-passenger to a six-passenger high-speed chairlift, and upgrading the Motherlode chairlift from a fixed-grip triple to a four-passenger high-speed detachable chairlift at Park City; and, installing a six-passenger high-speed chairlift to upgrade Vail Mountain's Avanti Chair (Chair 2).

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

Our focus is to provide quality service at every level of the guest experience. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, in-house travel center and through our comprehensive websites to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and travel arrangements. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer focused environment. In addition, we offer guests what we believe is the industry leading EpicMix application. EpicMix is an online and mobile application that, through radio frequency technology, captures a guest's activity on the mountain (e.g. number of ski days, vertical feet skied, and chairlift activity) and allows a guest to share his or her experience and accomplishments with family and friends on social networks. Since the initial launch of our EpicMix technology, we have expanded the offering to include:

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

•
EpicMix Academy - EpicMix Academy allows our ski school instructors to certify the attainment of certain skills and ski levels for any of the students in their classes and allows students to earn permanent recognition and review their accomplishments;

•
EpicMix Guide - EpicMix Guide uses guest input including desired resort; starting location at the resort; terrain difficulty desired; and, length of time available, to generate customized, step-by-step navigational guides to experience our mountains in Colorado, Utah, and Tahoe.

•
EpicMix Time - EpicMix Time will allow guests to access real-time lift line wait times enabling them to better navigate the mountain and make the most out of their ski and ride experience. EpicMix Time will be available during the 2015/2016 ski season at our four Colorado mountain resorts, and at our other mountain resorts in future ski seasons.

We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities.

•	Season Pass Products

We offer a variety of season pass products for all of our mountain resorts and urban ski areas that are marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“In-state”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our resorts before the season begins. As such, our season pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests leading to greater revenue stability, and allows us to capture valuable guest data. Additionally, our season pass customers typically ski more days each season than those guests who do not buy season passes, which leads to additional ancillary spending. Season pass products generated approximately 40% of our total lift revenue for the 2014/2015 ski season. In addition, our season pass products attract new guests to our mountain resorts and urban ski areas. Sales of season pass products are a key component of our overall Mountain segment revenue and helps create strong synergies among our mountain resorts. Our season pass products range from providing access to one or a combination of our mountain resorts and urban ski areas to our Epic Pass which provides unrestricted access to all our mountain resorts and urban ski areas. For the 2015/2016 ski season, we are providing, among others, the following season pass product options to our guests:

•	Epic Pass - The Epic Pass provides unlimited and unrestricted access to all of our operated mountain resorts and urban ski areas, Arapahoe Basin, as well as limited access to Verbier in Switzerland;

•
Epic Local Pass - The Epic Local Pass provides unlimited, unrestricted skiing or riding at Breckenridge, Keystone, Afton Alps, Mt. Brighton and Arapahoe Basin with limited restrictions at Park City, Canyons,

Heavenly, Northstar and Kirkwood; it also includes a total of ten days at Vail and Beaver Creek with holiday restrictions;

•
Epic 7-Day - The Epic 7-Day provides a total of seven unrestricted days valid at Vail, Beaver Creek, Breckenridge, Keystone, Park City, Canyons, Heavenly, Northstar, Kirkwood and Arapahoe Basin, plus seven days at Afton Alps or Mt. Brighton;

•
Epic 4-Day - The Epic 4-Day provides a total of four unrestricted days valid at Vail, Beaver Creek, Breckenridge, Keystone, Park City, Canyons, Heavenly, Northstar, Kirkwood and Arapahoe Basin, plus four days at Afton Alps or Mt. Brighton;

•	Summit Value Pass - The Summit Value Pass provides unlimited skiing or riding at Keystone and Arapahoe Basin with limited restrictions at Breckenridge;

•
Tahoe Local Pass - The Tahoe Local Pass provides access to Heavenly, Northstar and Kirkwood, with limited holiday restrictions, plus five days at Vail, Beaver Creek, Breckenridge, Keystone, Park City, Canyons or Arapahoe Basin;

•	Tahoe Value Pass - The Tahoe Value Pass provides access to Heavenly, Kirkwood and Northstar with limited restrictions; and

•
Perisher Freedom Pass - The Perisher Freedom pass provides unlimited and unrestricted access to Perisher for the 2015 season and access, with limited restrictions, at Breckenridge, Keystone, Park City, Canyons, Heavenly, Northstar, Kirkwood, Afton Alps, Mt. Brighton and Arapahoe Basin; it also includes a total of ten days at Vail and Beaver Creek with holiday restrictions.

As part of our continued strategy to drive season pass sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we acquired Perisher in New South Wales, Australia in June 2015. Australia is an important international market for ski resorts across the Northern Hemisphere, generating an estimated more than 1.0 million skier visits annually to resorts in North America, Japan and Europe. We have re-branded the Perisher Freedom Pass for the 2016 Perisher season, now the Epic Australia Pass, to align the brand with our other season pass products. Additionally, we acquired Afton Alps in Minnesota and Mt. Brighton in Michigan in December 2012, which serve major snow sports markets in the Midwest with more than 468,000 active skiers and snowboarders in the Minneapolis-St. Paul and Detroit metropolitan areas. We believe our strategy increases the value of our season pass products and dramatically enhances the connection between our destination mountain resorts and these key skier markets.

•	Premier Ski Schools

Our mountain resorts are home to some of the highest quality and most widely recognized ski and snowboard schools in the industry. Through a combination of outstanding training and abundant work opportunities, our ski schools have become home to many of the most experienced and credentialed professionals in the business. We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs. We offer a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders and showcasing to our guests all the terrain our resorts have to offer.

•	Dining

Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 134 dining venues at our nine U.S. mountain resorts and two urban ski areas.

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

•	On-Mountain Activities and Epic Discovery

We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides; mountain biking; horseback riding; hiking; 4x4 Jeep tours; and, our Epic Discovery program at Vail Mountain, Breckenridge and Heavenly. The Epic Discovery program, which will be introduced at Vail and Heavenly in Fiscal 2016, encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous new fun activities, which consists of zip lines, children's activities, challenge ropes courses, tubing, mountain excursions, and an alpine slide and an alpine coaster. Additionally, we are constructing an alpine coaster and canopy tour at both Vail Mountain and Heavenly, which we expect to be completed and operational in fiscal 2016.

•	Lodging and Real Estate

Quality lodging options are an integral part of providing a complete resort experience. Our 18 owned or managed hotels and resorts proximate to our mountain resorts, including five RockResorts branded properties, and a significant inventory of managed condominium units provide numerous accommodation options for our mountain resort guests. More recently, our real estate efforts have focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.

•	Environmental Stewardship and Social Responsibility

Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world's greatest natural environments, and we are compelled to care for and conserve them. Through our sustainability program, Epic Promise, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profits. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. One of the most encompassing programs is our commitment to energy reduction. After reaching an initial goal to reduce our energy consumption by 10%, we have set a new goal of another 10% reduction by 2020. In addition, we have partnered with several organizations to help raise resources for local environmental programs, including the National Forest Foundation, The Tahoe Fund and Mountain Trails Foundation in Park City. We also have an extensive on-mountain recycling program that diverted approximately 45% or our total waste. We encourage our employees to help protect the environment with over 20,000 volunteer hours donated annually. Lastly, our charitable giving focuses on supporting education and youth programs, encouraging innovation in, and implementation of, environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

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

•	Utah Resorts

The Salt Lake City metropolitan area, with a population of over 1.1 million, is approximately 30 miles from our Utah mountain resorts and is accessible via a major interstate highway. Additionally, the Salt Lake City International Airport is just a two-hour flight from either the Los Angeles International Airport or the San Diego International

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

Afton Alps and Mt. Brighton are located within 50 miles of Minneapolis/St. Paul and Detroit, respectively. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including popular night skiing, or on the weekends. Additionally, both cities offer major airports with routine direct flights to Denver, San Francisco and Salt Lake City.

Marketing and Sales

Our marketing and sales efforts are increasingly oriented around data analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture marketable data on the vast majority of guest transactions through our season pass program, e-commerce platforms including mobile lift ticket sales, the EpicMix application and operational processes at our lift ticket windows. We promote our resorts through customer relationship marketing ("CRM") to targeted audiences via email and direct mail, promotional programs, digital marketing (including social, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV, radio).  Additionally, our resorts and the snowsports industry are frequently featured through our OnTheSnow.com and Skiinfo.com websites, which are two of the world's most visited online snowsports portals.  We also have marketing programs directed at attracting groups, corporate meetings and convention business.  Most marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase multiple products for their vacations or other visits.  We also enter into strategic alliances with companies to enhance the guest in-resort experience and to create opportunities for cross-marketing.

Seasonality

Ski resort operations are highly seasonal in nature, with a typical ski season in North America beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in the United States, we offer several non-ski related activities such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, golf (included in the operations of the Lodging segment) and our Epic Discovery program, which includes zip lines, challenge ropes courses, an alpine slide and coaster, children's activities, tubing and mountain excursions. These activities also help attract destination conference and group business to our resorts in our off-season. In addition, the operating results of Perisher, with its ski season from June through early October, partially counterbalance the concentration of our revenues during this seasonally low period.

Lodging Segment

Our Lodging segment includes the following operations:

•
RockResorts -- a luxury hotel management company with a current portfolio of six properties, including four Company-owned hotels and two managed resort properties with locations in Colorado and Jamaica;

•
Five additional Company-owned hotels, management of the Vail Marriott Mountain Resort & Spa (“Vail Marriott”), Mountain Thunder Lodge, Crystal Peak Lodge, Austria Haus Hotel, Grand Summit Hotel, Silverado Lodge, Sundial Lodge, DoubleTree by Hilton Park City - The Yarrow, and condominium management operations, which are in and around our mountain resorts in the Colorado, Lake Tahoe and Utah regions;

•
Two NPS concessionaire properties - GTLC, a summer destination resort with three resort properties in the Grand Teton National Park, and Headwaters Lodge & Cabins at Flagg Ranch (“Flagg Ranch”) located between Yellowstone National Park and Grand Teton National Park in Wyoming;

•	CME -- a resort ground transportation company in Colorado; and

•	Five Company-owned mountain resort golf courses in Colorado, one owned in Wyoming and one operated in Lake Tahoe, California.

The Lodging segment currently includes approximately 5,000 owned and managed hotel rooms and condominium units. Our resort hotels collectively offer a wide range of services to guests.

Our portfolio of owned or managed luxury resort hotels and other hotels and properties currently includes:

Name	Location	Own/Manage	Rooms/Units*
RockResorts:
The Lodge at Vail	Vail, CO	Own	164**
The Arrabelle at Vail Square	Vail, CO	Own	84**
The Pines Lodge	Beaver Creek, CO	Own	71**
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47**
Half Moon	Rose Hall, Jamaica	Manage	383
One Ski Hill Place	Breckenridge, CO	Manage	59***

Other Hotels and Properties:
DoubleTree by Hilton Breckenridge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Inn at Keystone	Keystone, CO	Own	103
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Headwaters Lodge & Cabins at Flagg Ranch	Moran, WY	Concessionaire Contract	92
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	344
Mountain Thunder Lodge	Breckenridge, CO	Manage	87
Crystal Peak Lodge	Breckenridge, CO	Manage	25
Austria Haus Hotel	Vail, CO	Manage	25
Grand Summit Hotel	Park City, UT	Manage	282
Silverado Lodge	Park City, UT	Manage	142
Sundial Lodge	Park City, UT	Manage	114
DoubleTree by Hilton Park City - The Yarrow	Park City, UT	Manage	182
*Rooms/Units excludes approximately 1,800 managed condominium units.
**Includes individual owner units that are in a rental program managed by us.
***Includes owned and managed whole ownership units that are in a rental program managed by us.

The RockResorts brand was originally created by Laurance S. Rockefeller in 1956 and was purchased by us in December 2001. The RockResorts collection includes luxury hotels influenced by a strong connection to the natural surrounding environment and features award-winning dining, and state-of-the-art spas and fitness centers. The properties incorporate the indigenous environment into the guest experience and feature access to a variety of year-round outdoor activities ranging from skiing to golf.

Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resorts in premier destination locations.

In addition to our portfolio of owned or managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, CME, which represents the first point of contact with many of our guests when they arrive by air to Colorado. CME offers year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne) for mountain resort experiences. CME offers four primary types of services; door-to-door shuttle business; point-to-point shuttle business with centralized drop-off at transportation hubs; private chartered vans; and, premier luxury charter vehicles. CME's vehicle fleet consists of approximately 260 vans and luxury SUVs, and transported approximately 395,000 resort guests in Fiscal 2015.

Lodging Industry/Market

Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts' hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood's Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 686,000 rooms at approximately 1,900 properties in the United States as of July 2015. For Fiscal 2015, our owned hotels, which include a combination of certain RockResort hotels, as well as other hotels in proximity to our mountain resorts, had an overall ADR of $216.76, a paid occupancy rate of 64.7% and revenue per available room (“RevPAR”) of $140.28, as compared to the upper upscale segment's ADR of $173.36, a paid occupancy rate of 74.1% and RevPAR of $128.44. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry.

Competition

Competition in the hotel industry is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of locations, availability of a global distribution system and price. Our properties compete within their geographic markets with hotels and resorts that include locally-owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood's Luxury Collection and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:

•	All of our hotels are located in unique highly desirable resort destinations;

•	Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including four properties in our portfolio that are currently rated as AAA 4-Diamond;

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest's vacation experience;

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains, which has resulted in all six of our RockResort properties being recognized with the TripAdvisor Certificate of Excellence in recent years;

•
Many of the hotels in our portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa and fitness facilities, water sports and a number of other outdoor activities, as well as highly acclaimed dining options;

•
Conference space with the latest technology is available at most of our hotels. In addition, guests at Keystone can use our company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space;

•
We have a central reservations system that leverages off of our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects at our owned properties completed over the past several years include extensive refurbishments and upgrades to the DoubleTree by Hilton Breckenridge, renovations of guest rooms and the front lobby at The Lodge at Vail, pool and restaurant (Elway's) upgrades to

The Lodge at Vail, guest room renovations at the Keystone Lodge, a restaurant renovation at The Arrabelle at Vail Square, and guest room upgrades at The Pines Lodge.

National Park Concessionaire Properties

We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within the Grand Teton National Park under a 15-year concessionaire agreement (that expires December 31, 2021) with the NPS. We also own Flagg Ranch, located in Moran, Wyoming and is centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the "Parkway"). Flagg Ranch operates under a 15-year concessionaire agreement (that expires October 31, 2026) with the NPS. GTLC also owns Jackson Hole Golf & Tennis Club ("JHG&TC"), located outside Grand Teton National Park near Jackson, Wyoming. GTLC's operations within the Grand Teton National Park and JHG&TC have operating seasons that generally run from June through the end of September.

There are 407 areas within the National Park System covering approximately 84 million acres across the United States and its territories. Of the 407 areas, 59 are classified as National Parks. While there are more than 500 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining National Park Concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar year 2014, areas designated as National Parks received approximately 68.9 million recreation visits. The Grand Teton National Park, which spans approximately 310,000 acres, had approximately 2.8 million recreation visits during calendar year 2014, or approximately 4.1% of total National Park recreation visits. Four full service concessionaires provide accommodations within the Grand Teton National Park, including GTLC. GTLC offers three lodging options within the Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; the Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and, Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 361 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC's resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC's accommodations within the Grand Teton National Park operate near full capacity during their operating season.

Flagg Ranch features a range of lodging options from 92 standard, deluxe and premium cabins and 40 camper cabins, to a 97-space RV park and 34 campsites. Flagg Ranch also offers additional amenities including dining, retail and activities for our guests to enjoy, including horseback riding, guided fishing, float trips and guided Yellowstone National Park and Grand Teton National Park tours. In addition to these summer offerings, Flagg Ranch provides limited winter operations to support Yellowstone National Park snowmobile tours.

Marketing and Sales

We promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social, and display), promotional programs and print media advertising. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining), all of which are designed to drive traffic to our websites and central reservations call center. Where appropriate, we market our resort properties in conjunction with our mountain resort marketing efforts.  Additionally, our individual hotels have active sales forces to generate conference and group business.

Seasonality

Our lodging business is highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations). We actively promote our extensive conference facilities and have added more off-season activities to help offset the seasonality of our lodging business. Additionally, we operate seven golf courses: The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC near Jackson, Wyoming, The Northstar Resort Golf Course and the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort. In 2015, The Tom Fazio course at Red Sky Ranch was ranked number 69 out of the Top 100 Resort Courses by Golfweek Magazine.

Real Estate Segment

We have extensive holdings of real property at our mountain resorts primarily throughout Summit and Eagle Counties in Colorado. Our real estate operations, through Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, include planning, oversight, infrastructure improvement, development, marketing and sale of our real property holdings. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments by (1) creating additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience and expand our destination bed base; (2) controlling the architectural themes of our resorts; and, (3) expanding our property management and commercial leasing operations.

The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and, the occasional purchase of selected strategic land parcels for future development, as well as the sale of land parcels to third-party developers. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk.

Employees

At fiscal year end, we employed approximately 5,200 year-round employees. During the height of our operating seasons, we employ approximately 21,300 additional seasonal employees. In addition, we employ approximately 300 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider employee relations to be good.

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

Regulation and Legislation

Federal Regulation

The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In addition, the 1986 Act requires a Master Development Plan ("MDP") for each ski area that is granted a SUP. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service's authority to approve facilities primarily for year-round recreation.

Each individual national forest is required by the National Forest Management Act to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

Under the 1986 Act, the Forest Service has the authority to review and approve the location, design and construction of improvements in the permit area and many operational matters. Virtually all of the skiable terrain at Vail Mountain, Breckenridge, Heavenly, Keystone, and Kirkwood is located on Forest Service land. While Beaver Creek also operates on Forest Service land, a significant portion of the skiable terrain, primarily in the lower main mountain, Western Hillside, Bachelor Gulch and Arrowhead Mountain areas, is located on land that we own. Each of these six ski resorts operates under a SUP.

The operations of Northstar, Afton Alps, Mt. Brighton, Park City and Canyons are conducted primarily on private land, and are not under the jurisdiction of the Forest Service.

Special Use Permits

Vail Mountain operates under a SUP for the use of 12,353 acres that expires December 1, 2031. Breckenridge operates under a SUP for the use of 5,702 acres that expires December 31, 2029. Keystone operates under a SUP for the use of 8,376 acres that expires December 31, 2032. Beaver Creek operates under a SUP for the use of 3,849 acres that expires November 8, 2039. Heavenly operates under a SUP for the use of 7,050 acres that expires May 1, 2042. Kirkwood operates under a SUP for the use of approximately 2,330 acres that expires March 1, 2052. We anticipate requesting a new SUP for each resort prior to its expiration date as provided by Forest Service regulations and the terms of each existing SUP. We are not aware of the Forest Service refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration.

Each SUP contains a number of requirements, including indemnifying the Forest Service from third-party claims arising out of our operation under the SUP and compliance with applicable laws, such as those relating to water quality and endangered or threatened species. For use of the SUPs, we pay a fee to the Forest Service ranging from 1.5% to 4.0% of sales for services occurring on Forest Service land. Included in the calculation are sales from, among other things, lift tickets, season passes, ski school lessons, food and beverage, certain summer activities, equipment rentals and retail merchandise.

The SUPs may be revised or amended to accommodate changes initiated by us or by the Forest Service to change the permit area or permitted uses. The Forest Service may amend a SUP if it determines that such amendment is in the public interest. While the Forest Service is required to seek the permit holder's consent to any amendment, an amendment can be finalized over a permit holder's objection. Permit amendments must be consistent with the Forest Plan and are subject to the provisions of the National Environmental Policy Act (“NEPA”), both of which are discussed below.

The Forest Service can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permit holder.

Master Development Plans

All improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a MDP. MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable laws and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications and compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for Vail Mountain, Beaver Creek, Keystone, Breckenridge, Heavenly, and Kirkwood from time to time.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado mountain resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit Land and Resources Management Plan (the “LTBMU Forest Plan”), which was adopted in 1988. The Forest Service is currently in the process of amending the LTBMU Forest Plan. A draft decision adopting a new LTBMU Forest Plan has been released. The Forest Service is working through a formal objection process before finalizing the new LTBMU Forest Plan, which we expect will occur before the end of calendar year 2015. At Kirkwood, operational and development activities on National Forest System lands are subject to the Eldorado National Forest Land and Resources Management Plan (the “Eldorado Forest Plan”), which was adopted in 1989.

When approving our application for development, area expansion or other activities on National Forest System lands, the Forest Service must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in federal court if a party, with standing, challenges a Forest Service decision that applies the requirements of a Forest Plan at one of our six mountain resorts located on Forest Service lands.

National Environmental Policy Act; California Environmental Quality Act

NEPA requires an assessment of the environmental impacts of “significant” proposed actions on National Forest land, such as expansion of a ski area, installation of new lifts or snowmaking facilities, or construction of new trails or buildings. We must comply with NEPA when seeking Forest Service approval of such improvements. The Forest Service is responsible for preparing and compiling the required environmental studies, usually through third-party consultants. NEPA allows for different types of environmental studies, depending on, among other factors, the scope and size of the expected impact of the proposed project. An Environmental Assessment (“EA”) is typically used for projects where the environmental impacts are expected to be limited. For projects with more significant expected impacts, an Environmental Impact Statement (“EIS”) is more commonly required. An EIS is more detailed and broader in scope than an EA. The Forest Service usually takes more time to prepare, review and issue an EIS. Consequently, projects that require an EIS typically take longer to approve.

During the requisite environmental study, the Forest Service is required to analyze alternatives to the proposed action (including not taking the proposed action), as well as impacts that may be unavoidable. Following completion of the requisite environmental study, the Forest Service may decide not to approve the proposed action or may decide to approve an alternative. In either case we may be forced to abandon or alter our development or expansion plans.

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

California Environmental Quality Act

Proposed actions at Kirkwood, Northstar and certain portions of Heavenly may also be subject to the California Environmental Quality Act (“CEQA”), which is similar to NEPA in that it requires the California governmental entity approving any proposed action at Kirkwood, Northstar, or on the California portion of Heavenly to study potential environmental impacts. Projects with significant expected impacts require an Environmental Impact Report (“EIR”) while more limited projects may be approved based on a Mitigated Negative Declaration.

State and Local Land Use Regulations

In addition to federal and environmental regulations, each resort is subject to and must comply with state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances, wildlife regulations, and water and air quality restrictions.

Recent specific regulatory matters including approvals, requests and status of the more significant regulatory activities associated with our mountain resorts and ski areas are discussed in the following section.

Breckenridge Regulatory Matters

In March 2014, we received approval from the Forest Service to replace the Colorado Super Chair with a six-passenger chairlift.  As this chairlift is located on both National Forest System lands and private lands within the Town of Breckenridge, approval was pursuant to a Forest Service Categorical Exclusion and Class C permit from the Town of Breckenridge. Work started in June 2014 and was completed for the 2014/2015 ski season.

In January 2015, the Forest Service released a draft EIS for a number of summer recreation activities, including zip lines, canopy tours, ropes challenge courses and new mountain biking and hiking trails. The draft EIS analyzed environmental affects and alternatives including our proposal. In August 2015, the Forest Service released its final EIS and draft record of decision approving various new facilities and summer recreation activities. The draft record of decision is subject to a 45-day objection period, which expires on September 28, 2015.

Vail Mountain Regulatory Matters

In July 2012, we submitted to the Forest Service a project proposal under a Categorical Exclusion for construction of summer recreational activities and related projects under our Epic Discovery program. Two challenge ropes courses and zip lines were approved and construction was completed in August 2013. A children’s zip line and children’s challenge course were also approved and construction was completed in July 2014. Summer tubing was installed and opened in July 2015.

In July 2012, we also submitted a project proposal to the Forest Service to develop a larger, more comprehensive program of summer activities and environmental education opportunities, including horse, bike and hiking trails, a new deck at Eagles Nest, canopy tours, lookout towers, and Forest Flyers. Various hiking and biking trails, the Game Creek Canopy Tour and the Adventure Ridge Forest Flyer are under construction and are expected to be completed by November 2015, with operation of the new activities anticipated during the 2015/2016 ski season.

In December 2014, we submitted a proposal to the Forest Service for the replacement of Chair 2 with a high speed detachable six-passenger chairlift, which was accepted and approved by the Forest Service. The lift is being built during summer 2015 and is anticipated to be operational for the 2015/2016 ski season.

In June 2014, a proposal to expand racing and training terrain on Golden Peak was submitted to the Forest Service. The Forest Service has accepted the proposal for NEPA review beginning in the fall of 2015.

Beaver Creek Regulatory Matters

We are currently evaluating a proposal to locate summer activities including a Forest Flyer in the area around Spruce Saddle, which would require Forest Service review and approval. We submitted an amendment to Beaver Creek’s MDP in the fall of 2014 that contemplates year round activities on Beaver Creek. That amendment was accepted by the Forest Service in June 2015.

In May 2014, the Forest Service approved, under a NEPA Categorical Exclusion, the replacement of the Centennial Express Lift. It was updated to a combination 6-passenger chairlift that also has 10-passenger gondola cabins. Construction was completed during the summer of 2014 and the lift was operational for the 2014/2015 ski season.

In May 2015, the Forest Service approved, under a NEPA Categorical Exclusion, the replacement and upgrade of the Red Tail snowmaking system. This upgrade is underway and is expected to be completed for the 2015/2016 ski season.

Keystone Regulatory Matters

None.

Park City and Canyons Regulatory Matters

Park City and Canyons are located primarily on private land leased by us and not subject to Forest Service authorization or oversight. Canyons is part of the Canyons Specially Planned Area (“SPA”) pursuant to a Summit County, Utah ordinance adopted in 1998, and a Development Agreement and Master Development Plan with affected property owners, developers and the county, the most recent versions of which were adopted in 1999. Land use within the SPA is within the jurisdiction of Summit County. Land use at Park City is within the jurisdiction of Summit County and Park City Municipal Corporation. The

portions of the resort located within Park City Municipal Corporation are subject to a Development Agreement with the municipality, the most recent version of which was entered into in 1998.

In February 2014, we received a conditional use permit from Summit County for construction of a new Cloud Dine restaurant, which was completed for the 2014/2015 ski season.

From December 2014 through April 2015, Canyons and Park City submitted applications to the Park City Municipal Corporation and Summit County with respect to the installation of the Interconnect Gondola connecting Canyons and Park City, replacement of the Snow Hut Lodge at Park City, expansion of the Red Pine Lodge at Canyons, renovation of Summit House at Park City, relocation and replacement of the King Con chairlift, and the improvement and installation of new trails and snowmaking infrastructure at Canyons. These projects were approved during the first half of calendar year 2015 and construction is underway. We expect to complete these improvements for the 2015/2016 ski season.

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

Heavenly Regulatory Matters

In the fall of 2012, we submitted a project proposal to the Forest Service and to the Tahoe Regional Planning Agency ("TRPA") for additional summer activities to be located at the top of the gondola. In December 2012 and April 2013, those activities were approved for implementation by the TRPA and the Forest Service, respectively. Subsequently, we received approval for a climbing wall following implementation of the Forest Service regulations which occurred in 2014. The climbing wall is completed and operational.

In June 2013, Heavenly submitted a project proposal to the Forest Service and TRPA to develop a larger, more comprehensive program of summer activities and environmental education opportunities on the upper mountain under our Epic Discovery program, which includes canopy tours, hiking and biking trails, Forest Flyers and zip lines. The proposal was slightly modified and resubmitted in September 2013. In 2014, a joint EIS was prepared and circulated for public comment. A draft decision approving the Epic Discovery proposal was released in February 2015 by the Forest Service and no objections were filed on the draft decision. In April 2015, the Forest Service issued a final decision approving the project. In March 2015, the TRPA certified the EIS and approved the Epic Discovery project. The Epic Discovery project also went through the CEQA process for the portions of project located in California.

In November 2013, the Forest Service Lake Tahoe Basin Management Unit (“LTBMU”) issued a draft record of decision and final EIS for revisions to the LTBMU Forest Plan. A large portion of Heavenly is located within the LTBMU. Elements of the revised LTBMU Forest Plan may have an adverse impact on future development opportunities at Heavenly, including a proposal to limit future development to certain areas where Heavenly currently operates or within other limited areas of land. In January 2014, Heavenly submitted objections to the revised LTBMU Forest Plan. In May 2014 and July 2014, we attended hearings with the Forest Service and other objectors. We continue to work with the Forest Service to resolve our objections and expect the Forest Service to adopt the revised LTBMU Forest Plan before the end of 2015.

Kirkwood Regulatory Matters

None.

Afton Alps Regulatory Matters

None.

Mt. Brighton Regulatory Matters

None.

Perisher Regulatory Matters

Perisher is located in the Kosciuszko National Park, the largest national park in New South Wales, Australia. The resort includes four villages (Perisher Valley, Smiggin Holes, Guthega and Blue Cow) and their associated ski fields, as well as the site of the Skitube Alpine Railway at Bullock’s Flat. The Office of Environment and Heritage (“OEH”), an agency of the New South Wales government, which is part of the Department of Planning and Environment, is responsible for the protection and conservation of the Kosciuszko National Park. The National Parks and Wildlife Act 1974 (NSW) (“NPW Act”) establishes the National Parks and Wildlife Service, headed by a Director-General, in whom the care, control and management of the Kosciusko National Park is vested.
The NPW Act requires the Kosciuszko National Park to be managed in accordance with the principles specified in that legislation, including the provision for sustainable visitor or tourist use and enjoyment that is compatible with the conservation of the national park’s natural and cultural values. The legislation also authorizes the Minister for the Environment and the Minister for Heritage (the “Minister”) to grant leases and licenses of land within the Kosciuszko National Park for various purposes, including for purposes related to sustainable visitor or tourist use and enjoyment. Under this power, the Minister has granted to Perisher a lease and a license of specified land within the Kosciusko National Park until June 30, 2048, each with an option to renew for an additional period of 20 years. The Minister has also granted Perisher a lease of the parking lot at Perisher Valley that expires on December 31, 2025.
The Environmental Planning and Assessment Act 1979 (NSW) (“EPA Act”) is the principal legislation regulating land use and development in New South Wales. Perisher relies on a suite of planning approvals (and existing use rights) granted under the EPA Act to operate the resort. Various types of development that facilitate commercial ski resort operations are also permitted to be carried out without planning approval pursuant to the State Environmental Planning Policy (Kosciusko National Park - Alpine Resorts) 2007 and the Snowy River Local Environmental Plan 2013. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort, including the Perisher Range Resorts Master Plan, Perisher Blue Ski Resort Ski Slope Master Plan and Kosciuszko National Park Plan of Management. The Perisher Range Resorts and Perisher Ski Slope Master Plans are due to be updated in 2016. Perisher holds a number of environmental approvals to regulate its operations, including an environment protection license in respect of the water treatment plant at Bullock’s Flat Terminal and a suite of dangerous goods licenses in respect of the storage of diesel, heating oil and propane in storage tanks across the resort. Perisher implemented an Environmental Management System to manage compliance with the environmental regulatory framework, and mitigate potential environmental risks arising from its operations.

The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments based on 2.0% of certain gross revenue, remittance of park user fees, and certain other charges, also subject to periodic increases over the term.

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

The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a Federal Government shutdown. NPS also has the right to terminate the concession contract for breach following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.

We pay a fee of 8.01% to the NPS on the majority of our sales occurring in the Grand Teton National Park.

Flagg Ranch Concession Contract

In August 2011, the NPS selected Flagg Ranch Company, a wholly-owned subsidiary, to provide lodging, food and beverage services, retail, service station, recreation and other services on the Parkway located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2026. Upon expiration of the concession contract, we will have to bid against other prospective concessionaires for award of a new contract.

Like our GTLC concession contract, the NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a Federal Government shutdown. NPS may also terminate the concession contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.

We pay a fee of 5.3% to the NPS on the majority of our sales occurring in the Parkway.

Water and Snowmaking

We rely on a supply of water for operation of our ski areas for domestic and snowmaking purposes and for real estate development. Availability of water depends on existence of adequate water rights, as well as physical delivery of the water when and where it is needed.

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

Park City receives water for snowmaking primarily from the Park City Municipal Corporation pursuant to various long-term agreements. Park City’s water is stored in retention ponds located at the Park City Golf Club.

Canyons receives water for snowmaking primarily from the Summit Water Distribution Company pursuant to a long-term lease. Canyons' water is stored in a retention pond located at the resort, and at facilities owned or operated by the Summit Water Distribution Company.

Heavenly's primary sources of water purchased for domestic and snowmaking uses are the South Tahoe Public Utility District (“STPUD”) and Kingsbury General Improvement District (“KGID”), which are California and Nevada utilities, respectively. The delivery systems of each utility are limited and may not be able to provide the immediate physical supply of water needed for optimal snowmaking. These sources are augmented by on-mountain underground wells that provide water for domestic uses at on-mountain lodges and for snowmaking. The underground water rights that are used for the East Peak Lake snowmaking well are held jointly with the Forest Service. In 2015, KGID began a public rate-making process to update its water rates. Under the proposed rate-making process, Heavenly will be treated as a separate industrial use customer class that is expected to result in a lower rate increase than is proposed for the residential and commercial customer classes.

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

Both Afton Alps and Mt. Brighton rely on on-site water wells and reservoirs for snowmaking.

Perisher is subject to the Water Act of 1912 (NSW) (“NSW Water Act”), which regulates the use of water sources (such as rivers, lakes and groundwater aquifers) in the Kosciuszko National Park. Perisher relies on six water licenses issued under the NSW Water Act and a water extraction agreement with an independent third party for the purposes of extracting water for snowmaking.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports, proxy statements and other information are available free of charge on our corporate website www.vailresorts.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Materials filed with or furnished to the SEC are also made available on its website at www.sec.gov. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries. Economic conditions currently present or recently present in the United States, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues, and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the United States ("U.S.") dollar, it could impact the volume of international visitation.

We are vulnerable to unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to obtain access to our mountain resorts. In the past 20 years, our mountain resorts have averaged between 20 and 39 feet of annual snowfall, which is significantly in excess of the average for United States ski resorts. However, there can be no assurance that our resorts will receive seasonal snowfalls near their historical average in the future. For example, we have experienced very poor conditions in the Lake Tahoe region during the three most recent ski seasons and experienced historic low snowfall across all our resorts during the 2011/2012 ski season. Past snowfall levels or consistency of snow conditions can impact the levels of sales of season passes. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. There is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Leisure and business travel are particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, outbreaks of contagious diseases and the cost and availability of travel options. Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, the spread of contagious diseases, political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public's propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services and availability of air services could cause a decrease in visitation by Destination guests to our resorts. A significant portion of our guests also travel by vehicle and higher gasoline prices could adversely impact our guests' willingness to travel to our resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for Perisher (acquired on June 30, 2015), GTLC and Flagg Ranch, mountain summer activities/sightseeing and our golf courses generally occur from June to the end of September while the remainder of the year results in operating losses. Revenue and profits generated by Perisher, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2015, 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes (which for the 2014/2015 ski season accounted for approximately 40% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Note 14, Selected Quarterly Financial Data, of the Notes to Consolidated Financial Statements).

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
We face significant competition. The ski resort and lodging industries are highly competitive. The number of people who ski in the United States (as measured in skier visits) has generally ranged between 51 million and 61 million annually over the last decade, with approximately 53.6 million visits for the 2014/2015 ski season. There are approximately 470 ski areas in the United States that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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

We have many competitors for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest and Southwest and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

We may not be able to fund resort capital expenditures. We regularly expend capital to construct, maintain and renovate our mountain resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. We anticipate that resort capital expenditures will be approximately $110 million to $115 million for calendar year 2015, which excludes any capital expenditures for our Epic Discovery program. In addition, we expect to spend approximately $17 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly. We anticipate future annual capital expenditures to be approximately $100 million (including the recent acquisitions of Park City and Perisher), in addition to adjustments for inflation, the growth in our resorts and future acquisitions. This amount excludes any investment we plan to make in our Epic Discovery program and summer related projects, some of which are subject to regulatory approval. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•	our future operating performance;

•	general economic conditions and economic conditions affecting the resort industry, the ski industry and the capital markets;

•	competition; and

•	legislative and regulatory matters affecting our operations and business;

Any inability to generate sufficient cash flows from operations or to obtain adequate third-party financing could cause us to delay or abandon certain projects and/or plans.

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain federal, state, local and foreign authorities, including the Forest Service, U.S. Army Corps of Engineers, NPS and the OEH, an agency of the New South Wales government. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Heavenly, Kirkwood and a

majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge; December 1, 2031 for Vail Mountain; December 31, 2032 for Keystone; November 8, 2039 for Beaver Creek; May 1, 2042 for Heavenly; and, March 1, 2052 for Kirkwood. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. The Forest Service is in the process of developing SUP language that may burden our water rights or require us to transfer ownership of some water rights used within ski area SUP boundaries.  Once the new SUP language is finalized, the Forest Service will have the right to amend our existing SUPs to include this new language. The new permit language may substantially impair the value of or our ability to fully use existing water rights at Breckenridge, Vail Mountain, Keystone, Beaver Creek or Heavenly and may make it difficult to acquire new sources of water in the future. Additionally, our operations at Northstar and our Utah resorts are conducted pursuant to long-term leases with third parties who require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of CNL Lifestyle Properties, Inc. expires in January 2027, and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation ("Talisker"), the initial lease term for our Utah resorts with Talisker expires in May 2063, and allows for six 50-year renewal options. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort, some of which are due to be updated in 2016. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Additionally, GTLC and Flagg Ranch operate under concessionaire agreements with the NPS that expire on December 31, 2021 and October 31, 2026, respectively. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We are subject to extensive environmental and health and safety laws and regulations in the ordinary course of business. Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands, and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, the CEQA, the Australian NPW Act or the Australian EPA Act, as applicable. The NEPA and CEQA require the Forest Service, or other governmental entities, to study any proposal for potential environmental impacts and include various alternatives in its analysis. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business. We depend on the use of sophisticated information technology and systems for central reservations, point of sale, procurement, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.

In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. Delays or difficulties implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease the quality of service we offer to our guests. Also, we may be unable to devote financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

Failure to maintain the integrity of internal or guest data could result in damages to our reputation and/or subject us to costs, fines or lawsuits. We collect and retain guest data, including credit card numbers and other personally identifiable information, for various business purposes, including transactional marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and privacy of our guest and employee information is very important to us, and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the payment card industry, governing information, security and privacy laws is increasingly demanding and continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or impact our ability to market our products, properties and services to our guests.

Despite our efforts, information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, none of which has been material to us to date. Although we have taken, and continue to take steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system interruption, security breach or unauthorized access will not occur.  Any such interruption, breach or unauthorized access to our network or systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

We are subject to litigation in the ordinary course of business. We are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such claims, regardless of merit, could be time consuming and expensive to defend and could divert management's attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure you that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operations.

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

There is a risk of accidents occurring at our mountain resorts or competing mountain resorts which may reduce visitation and negatively impact our operations. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our resorts, services and activities, including summer activities, and our corporate and management integrity. While we maintain and promote an on-mountain safety program, there are inherent risks associated with our resort activities. An accident or an injury at any of our resorts or at resorts operated by competitors, particularly an accident or injury involving the safety of guests and employees that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in us, reduce visitation at our resorts, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations.

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

We are subject to risks associated with our workforce, including increased labor costs. We are subject to various federal, state and foreign laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Labor costs and labor-related benefits are primary components in the cost of our operations. Labor shortages, increased employee turnover and health care mandates could increase our labor costs. Also, during Fiscal 2015, we announced our plans to implement a Company-wide minimum wage in the United States of $10.00 per hour across all lines of business (except for employees at GTLC, the minimum wage will be $8.50 per hour because these employees also receive an employee housing benefit) effective September 2015. This is a wage above current minimum wages in all states where we operate. Our intention is also to raise this minimum wage by inflation each year going forward. As minimum wage rates increase, including further potential federal and state legislative changes to the minimum wage rate, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above the minimum wage. These potential labor impacts could adversely impact our financial results.

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

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements and integration for such properties may prove inaccurate.

We may not realize all the anticipated financial benefits from Park City and Canyons. In May 2013, we entered into a long-term lease to assume the resort operations of Canyons, including its ski area and related amenities, and the ski terrain of Park City (excluding the base area), which was subject to litigation. In September 2014, we acquired the resort operations of Park City (including the base area) and entered into ancillary transaction documents that provided for, among other things, the settlement of the litigation related to the ski terrain of Park City. Following the acquisition, the Park City ski terrain, which was previously subject to litigation, was incorporated into the Canyons lease under the existing terms of the lease. The Canyons lease has an initial term of 50 years with six 50-year renewal options and annual payments of $25 million. The lease payment is subject to annual increases based upon the increase in the CPI index less 1%, with a floor of 2% per year. As lease payments increase annually, we may be adversely impacted to the extent these increases are not offset by increases in cash flow generated from operations. We also anticipate realizing significant tax benefits which are subject to examination by the Internal Revenue Service. Additionally, we record liabilities for uncertain tax positions that may be inadequate.
In addition, the Canyons lease requires us to pay participating contingent payments to Talisker equal to 42% of the amount by which EBITDA for the resort operations of both Canyons and Park City exceeds $35 million, which increases annually based upon the increase in the CPI index plus a 10% adjustment for any capital improvements or investments made under the lease by us, including the purchase price for Park City. We are required to measure at each reporting period the fair value of the future estimated participating contingent payments and record the change in fair value in our income (loss) from operations. This change in fair value of participating contingent payments could provide significant fluctuations in our operating results in a particular period.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. In June 2015, we acquired Perisher in Australia. We are exposed to currency translation risk because the results of Perisher are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of Perisher increases.

We may be required to write-off a portion of our goodwill, indefinite-lived intangible asset and/or long-lived asset balances as a result of prolonged weakness in economic conditions. Under accounting principles generally accepted in the United States of America (“GAAP”), we test goodwill and indefinite-lived intangible assets for impairment annually, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value and we evaluate long-lived assets (including real estate held for sale) for potential impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income, as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams (see "Critical Accounting Policies" in Item 7 of this Form 10-K). We evaluate the recoverability of long-lived assets by estimating the future undiscounted cash flows using projected future levels of income. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risk factors, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively impacting our results of operations and stockholders' equity.

We are subject to accounting regulations and use certain accounting estimates and judgments that may differ significantly from actual results. Implementation of existing and future legislation, rulings, standards and interpretations from the Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of our financial statements and related disclosures. Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change an investor's interpretation or perception of our financial position and results of operations.

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

Risks Relating to Our Capital Structure
Our stock price is highly volatile. The market price of our stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	change in valuations, including our real estate held for sale;

•	changes in the overall travel, gaming, hospitality and leisure industries;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or such guidance provided by us;

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

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock. On March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to $0.6225 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Seventh Amended and Restated Credit Agreement (“Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. As of July 31, 2015, we had $816.8 million of outstanding indebtedness. This amount includes $317.5 million for the Canyons Lease obligation. This amount also consists of $250.0 million of borrowings from the term loan facility under our Credit Agreement to redeem the outstanding aggregate principal amounts of our 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and Industrial Development Bonds in May 2015, and $185.0 million borrowings under the revolver portion of our Credit Agreement to fund the acquisition of Perisher in June 2015 and seasonal liquidity needs. Our borrowings under our senior credit facility are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Credit Agreement, including the term loan facility, currently bear interest at a rate of LIBOR plus 1.25% on an annual basis. Interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $292.0 million as of July 31, 2015. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including the annual payments under the Canyons lease, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future. The terms of our senior credit facility do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

There are restrictions imposed by the terms of our indebtedness. The operating and financial restrictions and covenants in our senior credit facility may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests. For example, the senior credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt or sell preferred stock;

•	pay dividends, repurchase our stock and make other restricted payments;

•	create liens;

•	make certain types of investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sales-leaseback transactions;

•	enter into transactions with affiliates;

•	issue guarantees of debt;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

In addition, there can be no assurance that we will meet the financial covenants contained in our senior credit facility. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our senior credit facility, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the senior credit facility and our other debt. Our indebtedness may then become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year-end:

Location	Ownership	Use

Afton Alps, MN (296 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing Riveredge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Canyons Resort, UT (6,100 acres)	Leased *	Ski resort operations, including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Inn at Keystone, CO	Owned	Lodging, dining and conference facilities
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities

Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mt. Brighton, MI (193 acres)	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Northstar California Resort, CA** (7,200 acres)	Leased**	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA**	Leased**	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Park City Mountain Resort, UT (2,800 acres)	Leased*	Ski trails, ski lifts, dining facilities, buildings and other improvements
Park City Mountain Resort, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development, and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed***	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices, commercial space
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & WI	Owned/Leased	Approximately 185 retail stores (of which 118 stores are currently held under lease) for recreational products, and 4 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements

The Forest Service SUPs are encumbered under certain of our debt instruments. Many of our properties are used across all segments in complementary and interdependent ways.

* The operations of Canyons and portions of Park City are conducted pursuant to a long-term lease on land and with certain operating assets owned by Talisker. The lease provides for the payment of a minimum annual base rent with periodic increases in base rent over the lease term and participating contingent payments of a percentage of the amount by which EBITDA for resort operations exceeds certain thresholds, also subject to periodic increases over the lease term. The initial term of the lease expires in fiscal 2063 and is subject to six 50-year renewal options. Additionally, in connection with the lease, we entered into certain ancillary agreements with third parties, including leases and easements, allowing for various resort operations.

** The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc. under operating leases which were assumed by us. The leases provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, the leases provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. The initial term of the leases expires in fiscal 2027, and is subject to three 10-year renewal options.

***The operations of Perisher are conducted pursuant to a long-term lease and license of land and certain improvements owned by the government of New South Wales within Kosciuszko National Park pursuant to the National Parks and Wildlife Act of 1974. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments of a percentage of certain gross revenue, remittance of park user fees, and certain other charges, also subject to periodic increases over the term. The initial term of the lease and license expires in 2048 and is subject to one 20-year renewal option.

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
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange under the symbol “MTN.” As of September 23, 2015, 36,546,790 shares of common stock were outstanding, held by approximately 313 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the New York Stock Exchange and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2015
July 31,	$112.34	$98.45	$0.6225
April 30,	$108.29	$84.55	$0.6225
January 31,	$94.16	$83.72	$0.4150
October 31,	$89.99	$73.94	$0.4150
Fiscal Year 2014
July 31,	$79.47	$64.61	$0.4150
April 30,	$73.08	$64.47	$0.4150
January 31,	$76.90	$67.24	$0.2075
October 31,	$73.11	$65.10	$0.2075

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to an annual rate of $2.49 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations and available cash on hand. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of Fiscal 2015. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). Since inception of this stock repurchase program through July 31, 2015, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph

$350
$300
$250
$200
$150
$100
$50
2010
2011
2012
2013
2014
2015
MTN
Russell 2000
S&P 500
DJ U.S. Travel & Leisure

The total return graph above is presented for the period from the end of our 2010 fiscal year through the end of Fiscal 2015. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We included the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2015, the year ended July 31, 2014 (“Fiscal 2014”) and the year ended July 31, 2013 (“Fiscal 2013”) and as of July 31, 2015 and 2014 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below are in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), ADR and RevPAR amounts.

	Year Ended July 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)
Statement of Operations Data:
Net revenue:
Mountain	$1,104,029	$963,573	$867,514	$766,608	$752,191
Lodging	254,553	242,287	210,974	210,623	214,658
Real estate	41,342	48,786	42,309	47,163	200,197
Total net revenue	1,399,924	1,254,646	1,120,797	1,024,394	1,167,046
Segment operating expense:
Mountain	777,147	712,785	639,706	568,578	540,366
Lodging	232,877	225,563	198,813	204,270	205,903
Real estate	48,408	55,826	58,090	63,170	205,232
Total segment operating expense	1,058,432	994,174	896,609	836,018	951,501
Depreciation and amortization	(149,123)	(140,601)	(132,688)	(127,581)	(117,957)
Gain on sale of real property	151	—	6,675	—	—
Gain on litigation settlement	16,400	—	—	—	—
Change in fair value of contingent consideration	3,650	(1,400)	—	—	—
Mountain equity investment income, net	822	1,262	891	878	1,342
Interest expense, net	(51,241)	(63,997)	(38,966)	(33,586)	(33,641)
Loss on extinguishment of debt	(11,012)	(10,831)	—	—	(7,372)
Income before provision for income taxes	149,328	44,072	59,229	27,092	55,520
Net income	114,610	28,206	37,610	16,391	34,422
Net loss attributable to noncontrolling interests	144	272	133	62	67
Net income attributable to Vail Resorts, Inc.	$114,754	$28,478	$37,743	$16,453	$34,489
Diluted net income per share attributable to Vail Resorts, Inc.	$3.07	$0.77	$1.03	$0.45	$0.94
Cash dividends declared per share	$2.075	$1.245	$0.790	$0.675	$0.150
Other Data:
Mountain
Skier visits(2)	8,466	7,688	6,977	6,144	6,991
ETP (3)	$63.37	$58.18	$56.02	$55.75	$48.99
Lodging
ADR(4)	$270.84	$257.14	$253.91	$255.21	$238.45
RevPAR(5)	$112.67	$100.57	$91.76	$88.68	$91.43
Real Estate
Real estate held for sale and investment(6)	$129,825	$157,858	$195,230	$237,668	$273,663
Other Balance Sheet Data
Cash and cash equivalents(7)	$35,459	$44,406	$138,604	$46,053	$70,143
Total assets	$2,489,621	$2,173,849	$2,308,297	$1,927,614	$1,946,236
Long-term debt (including long-term debt due within one year)	$816,830	$626,622	$796,922	$490,765	$491,743
Net Debt(8)	$781,371	$582,216	$658,318	$444,712	$421,600
Total Vail Resorts, Inc. stockholders’ equity	$866,568	$820,843	$823,868	$802,311	$829,723
(footnotes to selected financial data appear on following page)

Footnotes to Selected Financial Data:

(1)
We have made several acquisitions which impact comparability between years during the past five years. The more significant of those include: Perisher (acquired in June 2015); Park City (acquired in September 2014); Canyons transaction (entered into in May 2013); Urban ski areas (acquired in December 2012); Kirkwood (acquired in April 2012); Skiinfo (acquired February 2012); and, Northstar (acquired in October 2010).

(2)
A skier visit represents a person utilizing a ticket or pass to access a mountain resort or Urban ski area for any part of one day during a winter ski season, and includes both paid and complimentary access.

(3)	ETP is calculated by dividing lift revenue by total skier visits during the respective periods.

(4)
ADR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of occupied rooms during the respective periods. ADR for all years presented above have been adjusted to exclude resort fee revenue from total room revenue for the calculation of ADR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

(5)
RevPAR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of rooms that are available to guests during the respective periods. RevPAR for all years presented above have been adjusted to exclude resort fee revenue from total room revenue for the calculation of RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

(6)	Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment.

(7)	Cash and cash equivalents exclude restricted cash.

(8)	Net Debt is defined as long-term debt plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 79%, 18% and 3%, respectively, of our net revenue for Fiscal 2015.
Mountain Segment
During Fiscal 2015 the Mountain segment was comprised of the operations of ten mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); the Park City (acquired in September 2014) and Canyons (transaction entered into in May 2013) mountain resorts in Park City, Utah (“Utah” resorts); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); Perisher Ski resort (“Perisher” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan (both acquired in December 2012) (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining, retail/rental operations, and for Perisher also lodging and transportation operations. Our mountain resorts located in the U.S. were open for business for the 2014/2015 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 49%, 46% and 45% of Mountain segment net revenue for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests to our U.S. mountain resorts is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“In-State”) guests. For the 2014/2015 ski season, Destination guests comprised approximately 59% of our mountain resort skier visits, while In-State guests comprised approximately 41% of our mountain resort skier visits, which compares to approximately 56% and 44%, respectively for the 2013/2014 and 2012/2013 ski seasons.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; and, generates additional ancillary spending. In addition, our season pass program attracts new guests to our mountain resorts and Urban ski areas. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably over the ski season. For Fiscal 2015, Fiscal 2014 and Fiscal 2013, approximately 40%, 40% and 38%, respectively, of total lift revenue was derived from season pass revenue.
The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand, the majority of which are proximate to our mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our mountain resorts; (iii) NPS concessionaire properties including GTLC; (iv) CME, a Colorado resort ground transportation company; and, (v) mountain resort golf courses.

The performance of lodging properties (including managed condominium units) proximate to our mountain resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 70%, 71% and 67% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.
Real Estate Segment
The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; planning for future real estate development projects, including zoning and acquisition of applicable permits; and, the occasional purchase of selected strategic land parcels for future development, as well as the sale of land parcels to third-party developers. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment's operating results from period to period.

Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2015, we began our pre-season pass sales program for the 2015/2016 ski season. Through September 20, 2015, pre-season pass sales for the upcoming 2015/2016 ski season have increased approximately 16% in units and increased approximately 22% in sales dollars, compared to the prior year period ended September 21, 2014, excluding pass sales at Perisher. We cannot predict if this favorable trend will continue through the fall 2015 pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift revenue for the 2015/2016 ski season.

•
In Fiscal 2015, our lift revenue was favorably impacted by price increases at our mountain resorts that were implemented for the 2014/2015 ski season. Prices for the 2015/2016 ski season have not yet been finalized; and, as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2015 results for our Mountain and Lodging segments showed strong improvement over Fiscal 2014 largely due to strong pass sales growth for the 2014/2015 ski season, an increase in overall visitation at our Colorado resorts, and improved ancillary guest spend in our ski school, dining and retail/rental operations, as well as the addition of Park City and Perisher. However, our Fiscal 2015 results were negatively impacted by very poor conditions in the Tahoe region during the 2014/2015 ski season. We cannot predict whether snowfall levels will return to historical averages at our Tahoe resorts or that our Colorado and Utah resorts will experience normal snowfall conditions for the upcoming 2015/2016 ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Although many key economic indicators have improved including stronger consumer confidence and declines in the unemployment rate, the growth in the U.S. economy may be challenged by declining or slowing growth in many economies outside of the U.S., accompanied by devaluation of currencies and, lower commodity prices. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2015/2016 ski season.

•
In May 2013, we entered into a long-term lease with Talisker Corporation (“Talisker”) under which we assumed resort operations of Canyons, which includes the ski area and related amenities. In addition to the lease, we entered into ancillary transaction documents setting forth our rights related to, among other things, the litigation between the then current operator of Park City and Talisker concerning the validity of a lease of the Talisker-owned land under the ski terrain of Park City (excluding the base area). On September 11, 2014, we entered into a Purchase and Sale Agreement (the “Park City Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City. Pursuant to the Park City Purchase Agreement and ancillary transaction documents dated the same date, we assumed resort operations of Park City. In addition, the parties entered into ancillary transaction documents, including an agreement that settled all litigation related to the validity of the lease of the Talisker-owned land. In connection with settling the litigation, we recorded a non-cash gain of $16.4 million during Fiscal 2015, based upon the estimated fair value of the settlement. We expect that Park City will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of our Utah resorts nor can we predict all the resources required to integrate Park City operations and the ultimate impact our Utah resorts will have on our future results of operations.

•
On March 30, 2015, we entered into a Purchase and Sale Agreement (the “Perisher Purchase Agreement”) with Murray Publishers Pty Ltd, Consolidated Press Holdings Pty Limited, Transfield Corporate Pty Limited and Transfield Pty Limited (collectively, “Perisher Sellers”) providing for the acquisition of the entities that operate Perisher in New South Wales, Australia. On June 30, 2015, we closed on the acquisition of Perisher, for total cash consideration of AU$176.2 million (approximately US$134.8 million), excluding cash acquired and assumed working capital. The cash purchase price was funded through borrowings from the revolving portion of our senior credit facility, the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”). We expect that Perisher will positively contribute to our results of operations with its peak operating season occurring during our first and fourth fiscal quarters. However, we cannot predict whether we will realize all of the synergies expected from the operations of Perisher and the ultimate impact Perisher will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Perisher acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Balance Sheets as of July 31, 2015 are subject to change.

•
As of July 31, 2015, we had $35.5 million in cash and cash equivalents, as well as $141.8 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowing of $185.0 million and certain letters of credit outstanding of $73.2 million). The outstanding borrowings under the revolver component of our Credit Agreement are primarily a result of funding the cash purchase price of AU$176.2 million (approximately US$134.8 million), excluding cash acquired, for our acquisition of Perisher. In addition, the cash purchase price of $182.5 million for our acquisition of Park City in September 2014 was funded through borrowings under the revolver portion of our senior credit facility, the Sixth Amended and Restated Credit Agreement (the “Prior Credit Agreement”) which was repaid during Fiscal 2015 through cash flow generated from operating activities. In May 2015, we redeemed the outstanding $215.0 million aggregate principal amount of 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) and the $41.2 million aggregate principal amount of 6.95% Eagle County Industrial Development Bonds ("Industrial Development Bonds"). Upon completion of the redemptions, no amounts of the 6.50% Notes or Industrial Development Bonds remain outstanding as of July 31, 2015. Additionally, we amended our Prior Credit Agreement to, among other items, provide for a $250.0 million term loan facility due May 2020, which borrowings from the term loan facility were used to fund the redemptions.

We believe that the terms of our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of July 31, 2015, we had nine units (of which two units sold subsequent to July 31, 2015) at The Ritz-Carlton Residences, Vail and four units at One Ski Hill Place in Breckenridge available for sale with a remaining book value of approximately $28.0 million for both projects as of July 31, 2015. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take less than two years to complete assuming continued stability in resort real estate markets.

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually, as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets (including real estate held for sale) for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income, as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our Fiscal 2015 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment (see "Critical Accounting Policies" in this section of this Form 10-K). However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively impacting our results of operations and stockholders' equity.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013 (in thousands):

	Year Ended July 31,
	2015	2014	2013
Mountain Reported EBITDA	$344,104	$252,050	$228,699
Lodging Reported EBITDA	21,676	16,724	12,161
Resort Reported EBITDA	365,780	268,774	240,860
Real Estate Reported EBITDA	(6,915)	(7,040)	(9,106)
Income before provision for income taxes	149,328	44,072	59,229
Net income attributable to Vail Resorts, Inc.	$114,754	$28,478	$37,743

Mountain Segment
Mountain segment operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2015	2014	2013	2015/2014	2014/2013
Net Mountain revenue:
Lift	$536,458	$447,271	$390,820	19.9%	14.4%
Ski school	126,206	109,442	95,254	15.3%	14.9%
Dining	101,010	89,892	81,175	12.4%	10.7%
Retail/rental	219,153	210,387	199,418	4.2%	5.5%
Other	121,202	106,581	100,847	13.7%	5.7%
Total Mountain net revenue	$1,104,029	$963,573	$867,514	14.6%	11.1%

Mountain operating expense:
Labor and labor-related benefits	$291,582	$266,411	$243,208	9.4%	9.5%
Retail cost of sales	87,817	88,291	88,500	(0.5)%	(0.2)%
Resort related fees	59,685	49,168	42,020	21.4%	17.0%
General and administrative	143,772	125,678	109,181	14.4%	15.1%
Other	194,291	183,237	156,797	6.0%	16.9%
Total Mountain operating expense	$777,147	$712,785	$639,706	9.0%	11.4%
Gain on litigation settlement	16,400	—	—	nm	nm
Mountain equity investment income, net	822	1,262	891	(34.9)%	41.6%
Mountain Reported EBITDA	$344,104	$252,050	$228,699	36.5%	10.2%
Total skier visits	8,466	7,688	6,977	10.1%	10.2%
ETP	$63.37	$58.18	$56.02	8.9%	3.9%

Certain Mountain segment operating expenses presented above for Fiscal 2014 and Fiscal 2013 have been reclassified to conform to Fiscal 2015 presentation.
Mountain Reported EBITDA includes $11.8 million, $10.3 million and $9.0 million of stock-based compensation expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Fiscal 2015 compared to Fiscal 2014
Fiscal 2015 results reflect an increase in Mountain net revenue of $140.5 million, or 14.6%, compared to Fiscal 2014. This increase was primarily driven by strong pass sales growth for the 2014/2015 ski season, improved results at our Colorado resorts, which recorded increases in overall visitation, ancillary guest spend and yields for ski school, dining and retail/rental operations, as well as the addition of Park City (acquired September 2014) and Perisher (acquired June 2015). Perisher provided $7.4 million of incremental EBITDA, which includes $5.7 million of transaction, duties and transition costs, from one month of peak season operations. Additionally, Mountain Reported EBITDA for Fiscal 2015 was also positively impacted by the $16.4 million non-cash gain on the Park City litigation settlement. The non-cash gain on the Park City litigation represents the estimated fair value of the settlement, which we obtained the right to in the Canyons transaction, from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. However, our results were negatively impacted by a challenging ski season for our Tahoe resorts, which experienced unseasonably warm temperatures and very low snowfall levels during the 2014/2015 ski season, adversely impacting skier visitation and guest spending. These poor conditions in the Tahoe region resulted in a 16.4% decline in overall skier visitation at our Tahoe resorts for the 2014/2015 ski season compared to the prior year, which also was impacted by challenging conditions.
Lift revenue increased $89.2 million, or 19.9%, from the prior year, resulting from a $49.2 million, or 18.2%, increase in lift revenue excluding season pass revenue, as well as a $40.0 million, or 22.6%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 7.2%, along with incremental revenue of $29.4 million from Park City and $9.0 million from Perisher, partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts, resulting from a decline in visitation excluding season pass holders. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing, along with incremental Perisher season pass revenue of $2.9 million. Total ETP increased $5.19, or 8.9%, due primarily to a combination of price increases in both lift ticket products and season pass products and lower average visitation by season pass holders during the 2014/2015 ski season, compared to the same period in the prior year.
Ski school revenue increased $16.8 million, or 15.3%, for Fiscal 2015 compared to Fiscal 2014, with ski school revenue at our Colorado resorts increasing $5.5 million, or 6.4%, primarily driven by an increase in yield per skier visit; incremental revenue of $9.1 million and $2.7 million from Park City and Perisher, respectively; partially offset by declines in ski school revenue of $1.1 million, or 7.0%, at our Tahoe resorts, driven by a decline in skier visitation as discussed above.
Dining revenue increased $11.1 million, or 12.4%, for Fiscal 2015 compared to Fiscal 2014, and was primarily attributable to our Colorado resorts generating a $4.2 million, or 6.7%, increase in revenue driven by higher yields per skier visit and improved summer visitation; as well as incremental revenue from Park City of $5.7 million and Perisher of $1.9 million; partially offset by declines in dining revenue at our Tahoe resorts of $0.7 million, or 3.8%, primarily driven by decreased skier visitation.
Retail/rental revenue increased $8.8 million, or 4.2%, for Fiscal 2015 compared to Fiscal 2014 due to an increase in rental revenue of $5.9 million, or 10.7%, and an increase in retail sales of $2.9 million, or 1.8%. The increase in rental revenue was largely driven by stores in Colorado and the addition of Park City of $1.8 million and Perisher of $1.4 million. Retail revenue was favorably impacted by an increase in sales volume at our stores in Colorado (including strong sales at pre-ski season sales events) and incremental revenue from Park City of $1.5 million and Perisher of $0.6 million. The increases in retail sales were partially offset by the elimination of on-line retail sales in Fiscal 2015 due to the shut down of our on-line retail platform in Fiscal 2014 and declines in sales volume at stores proximate to our Tahoe resorts.
Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also is comprised of Perisher lodging and transportation revenue. For Fiscal 2015, other revenue increased $14.6 million, or 13.7%, compared to Fiscal 2014, primarily due to increases in summer activities revenue and municipal services revenue, as well as incremental revenue of $5.3 million from Park City and $3.3 million from Perisher.
Operating expense for Fiscal 2015 increased $64.4 million, or 9.0%, compared to Fiscal 2014, which includes incremental operating expense from Park City of $38.5 million (including current year Park City litigation, integration and transaction costs of $5.5 million) and incremental operating expense from Perisher of $14.4 million (including transaction, duties and transition costs of $5.7 million). Operating expense in the prior year included $9.8 million of Canyons integration and Park City litigation related expenses. Excluding Park City and Perisher related expenses and Canyons integration expense, operating expense increased $21.3 million, or 3.0%. Labor and labor-related benefits (excluding Park City and Perisher) increased $7.0 million, or 2.6%, primarily due to normal wage adjustments. Retail cost of sales decreased $0.5 million, or 0.5%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with no on-line retail sales in Fiscal 2015 due to the shutdown of our on-line retail platform in Fiscal 2014 (as discussed above), which had associated lower gross profit margins. Resort related fees (excluding Park City and Perisher) increased $4.8 million, or 9.8%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Park City and Perisher) increased $13.9 million, or 11.0%, primarily due to higher Mountain segment component of allocated corporate costs including increased information and technology expense, increased sales and marketing expense, increased human resources expense and increased legal costs. Other expense (excluding expenses related to Park City and Perisher, and Canyons integration expense) decreased $2.7 million, or 1.5%, primarily due to lower fuel and supplies expense, partially offset by higher operating expenses including food and beverage cost of sales commensurate with increased dining revenue.
Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The decrease in equity investment income for Fiscal 2015 is primarily due to decreased commissions earned by the brokerage due to a lower level of real estate closures compared to Fiscal 2014.
Fiscal 2014 compared to Fiscal 2013
Fiscal 2014 results reflect an increase in Mountain net revenue of $96.1 million, or 11.1%, compared to Fiscal 2013. This increase was primarily driven by strong pass sales growth for the 2013/2014 ski season, improved results for our Colorado resorts compared to Fiscal 2013, including particularly strong results in the spring break holiday time periods, which resulted in an increase in visitation of 8.4% for the 2013/2014 ski season compared to the 2012/2013 ski season, combined with an improvement in yields per skier visit in ancillary guest spend in ski school, dining and retail/rental operations at our Colorado resorts and the addition of Canyons (transaction entered into in May 2013). However, our results were negatively impacted by very poor conditions in the Tahoe region during the 2013/2014 ski season. These challenging conditions resulted in a decrease in skier visitation at our Tahoe resorts of 16.2% for the 2013/2014 ski season compared to the 2012/2013 ski season.
Lift revenue for Fiscal 2014 increased $56.4 million, or 14.4%, compared to Fiscal 2013, resulting from a $29.6 million, or 20.1%, increase in season pass revenue, as well as a $26.8 million, or 11.1%, increase in lift revenue excluding season pass revenue. The increase in season pass revenue was driven by a combination of both an increase in units sold and pricing and was favorably impacted by our entry into the Utah ski market with the addition of Canyons and the first full season of pass sales in our Urban ski area markets. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 7.5%, along with higher visitation excluding season pass holders at our Colorado resorts combined with incremental revenue of $18.8 million from Canyons. These increases were partially offset by lower lift revenue excluding season pass revenue at our Tahoe resorts which was driven by a decline in visitation excluding season pass holders. Total ETP increased $2.16, or 3.9%, due primarily to price increases in both our lead/window lift ticket products and season pass products, partially offset by a higher mix of season pass revenue which has a lower associated ETP.
Ski school revenue increased $14.2 million, or 14.9%, for Fiscal 2014 compared to Fiscal 2013, with ski school revenue at our Colorado resorts increasing $8.3 million, or 10.6%, and incremental revenue of $7.1 million from Canyons, partially offset by declines in ski school revenue of $1.5 million, or 8.6%, at our Tahoe resorts, driven by a decline in skier visitation as discussed above.
Dining revenue for Fiscal 2014 increased $8.7 million, or 10.7%, compared to Fiscal 2013. This increase was primarily attributable to our Colorado resorts generating a $6.6 million, or 11.6%, increase in revenue due to increased skier visitation, higher yields per skier visit and improved summer visitation. Additionally, dining revenue was favorably impacted by incremental dining revenue of $4.5 million at Canyons. Dining revenue at our Tahoe resorts decreased $4.1 million, or 18.0%, compared to Fiscal 2013 driven by the decrease in skier visitation and fewer on-mountain locations being open during the first half of the 2013/2014 ski season due to limited available ski terrain combined with reduced operations for on-mountain locations during the second half of the 2013/2014 ski season as a result of lower volumes.
Retail/rental revenue increased $11.0 million, or 5.5%, for Fiscal 2014 compared to Fiscal 2013 as we experienced an increase in both retail sales of $5.5 million, or 3.6%, and rental revenue of $5.5 million, or 11.4%. The increase in retail sales was driven by an increase in sales volume at stores proximate to our Colorado resorts, as well as our Colorado front range stores, incremental retail sales generated by Hoigaard's (our mid-west retailer acquired in April 2013) and the addition of Canyons and Urban ski areas. These retail sales increases were partially offset by a decrease in on-line sales due to the shutdown of our on-line retail platform in Fiscal 2014 as we transition to a different approach to on-line sales, and lower sales at stores proximate to our Tahoe resorts and Any Mountain stores located in the San Francisco Bay Area, which were impacted by the poor snowfall in the Tahoe region during the 2013/2014 ski season. The increase in rental revenue was primarily driven by stores proximate to our Colorado resorts, which experienced higher volumes due to increased skier visitation and the addition of Canyons and Urban ski areas, partially offset by revenue declines at stores proximate to our Tahoe resorts and Any Mountain stores, which were negatively impacted by poor snowfall as previously discussed.
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
Operating expense for Fiscal 2014 increased $73.1 million, or 11.4%, compared to Fiscal 2013, which includes incremental operating expense from Canyons of $36.8 million (including Fiscal 2014 Canyons transaction, integration and Park City litigation expense of $9.8 million, net of Fiscal 2013 Canyons transaction and integration expense of $5.5 million). Excluding these expenses, operating expense increased $36.3 million, or 5.7%. Labor and labor-related benefits (excluding Canyons) increased $8.9 million, or 3.7%, primarily due to normal wage adjustments, higher bonus expense, higher employee medical costs and increased staffing levels at our Colorado resorts to support higher volumes primarily in mountain operations, ski school, on-mountain dining, summer operations and higher store labor primarily due to new retail stores in Fiscal 2014. Resort related fees (excluding Canyons) increased $4.3 million, or 10.3%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Canyons) increased $10.5 million, or 9.7%, primarily due to higher Mountain segment component of allocated corporate costs including increased sales and marketing expense. Other expense (excluding Canyons operating, transaction, integration and Park City litigation expenses from both Fiscal 2014 and 2013)

increased $14.3 million, or 9.4%, which was driven by higher operating expenses including food and beverage cost of sales, supplies expense and utilities expense. Additionally, retail cost of sales decreased $1.7 million, or 1.9%, compared to an increase in retail sales of $5.5 million, or 3.6%, as a result of improvement in the gross profit margin percentage at our retail outlets combined with a decline in on-line sales due to the shutdown of our on-line retail platform (as discussed above) which had associated lower gross profit margins.
Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The increase in equity investment income for Fiscal 2014 is primarily due to increased commissions earned by the brokerage due to a higher level of real estate closures compared to Fiscal 2013.

Lodging Segment
Lodging segment operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2015	2014	2013	2015/2014	2014/2013
Lodging net revenue:
Owned hotel rooms	$57,916	$53,199	$48,449	8.9%	9.8%
Managed condominium rooms	58,936	55,214	44,486	6.7%	24.1%
Dining	46,209	44,023	33,809	5.0%	30.2%
Transportation	23,079	22,006	19,602	4.9%	12.3%
Golf	16,340	15,410	15,237	6.0%	1.1%
Other	41,760	42,204	38,562	(1.1)%	9.4%
	244,240	232,056	200,145	5.3%	15.9%
Payroll cost reimbursements	10,313	10,231	10,829	0.8%	(5.5)%
Total Lodging net revenue	$254,553	$242,287	$210,974	5.1%	14.8%
Lodging operating expense:
Labor and labor-related benefits	$110,168	$105,504	$93,840	4.4%	12.4%
General and administrative	32,481	30,022	25,573	8.2%	17.4%
Other	79,915	79,806	68,571	0.1%	16.4%
	222,564	215,332	187,984	3.4%	14.5%
Reimbursed payroll costs	10,313	10,231	10,829	0.8%	(5.5)%
Total Lodging operating expense	$232,877	$225,563	$198,813	3.2%	13.5%
Lodging Reported EBITDA	$21,676	$16,724	$12,161	29.6%	37.5%

Owned hotel statistics:
ADR	$216.76	$205.59	$198.34	5.4%	3.7%
RevPar	$140.28	$131.04	$119.59	7.1%	9.6%
Managed condominium statistics:
ADR	$316.32	$301.03	$313.26	5.1%	(3.9)%
RevPar	$101.19	$88.60	$79.29	14.2%	11.7%
Owned hotel and managed condominium statistics (combined):
ADR	$270.84	$257.14	$253.91	5.3%	1.3%
RevPar	$112.67	$100.57	$91.76	12.0%	9.6%

Certain Lodging segment operating expenses presented above for Fiscal 2014 and Fiscal 2013 have been reclassified to conform to Fiscal 2015 presentation. In addition, the Lodging segment ADR and RevPAR statistics presented above for Fiscal 2014 and Fiscal 2013 have been adjusted to include the managed condominium rooms at Canyons (assumed in May 2013), and exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.
Lodging Reported EBITDA includes $2.6 million, $2.2 million and $1.9 million of stock-based compensation expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Fiscal 2015 compared to Fiscal 2014
Total Lodging net revenue (excluding payroll cost reimbursements) for Fiscal 2015 increased $12.2 million, or 5.3%, as compared to Fiscal 2014, primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation during the 2014/2015 ski season (discussed in the mountain section); an increase in revenue at our mountain properties from improved summer visitation; and, an increase in revenue at GTLC. Improved results at GTLC for Fiscal 2015 compared to Fiscal 2014 were primarily driven by increased occupancy, ADR and guest spending on ancillary activities and services during the fourth quarter of Fiscal 2015 combined with the improved results for the first quarter of Fiscal 2015 which were partially attributable to reduced operations for the first quarter of Fiscal 2014 due to the government shutdown in October 2013 and the early closure of the Colter Bay Marina in August 2013 due to low water levels.

Revenue from owned hotel rooms increased $4.7 million, or 8.9%, for Fiscal 2015 compared to Fiscal 2014. Owned room revenue was positively impacted by GTLC and Flagg Ranch, which revenue increased $2.5 million, resulting from increased ADR and group visitation; and, an increase in revenue at our Colorado lodging properties, which revenue increased $2.2 million, driven by an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts, improved summer visitation and an increase in ADR. Revenue from managed condominium rooms increased $3.7 million, or 6.7%, for Fiscal 2015 compared to Fiscal 2014, and was attributable to an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation and increased summer visitation, and an increase in ADR.

Dining revenue for Fiscal 2015 increased $2.2 million, or 5.0%, compared to Fiscal 2014, primarily due to increased dining revenue generated at GTLC, Flagg Ranch and Canyons. Transportation revenue increased $1.1 million, or 4.9%, for Fiscal 2015 compared to Fiscal 2014 primarily due to an increase in total passengers of 4.7%. Golf revenue increased $0.9 million, or 6.0%, compared to Fiscal 2014 primarily due to incremental revenue from reimbursable expenses for managing the Canyons golf course beginning in the summer of 2015. Other revenue for Fiscal 2015 decreased $0.4 million, or 1.1%, as compared to Fiscal 2014, primarily due to a decrease of revenue from conference services at Canyons and a decrease in other ancillary services revenue.

Operating expense (excluding reimbursed payroll costs) increased $7.2 million, or 3.4%, for Fiscal 2015 compared to Fiscal 2014. Labor and labor-related benefits increased $4.7 million, or 4.4%, resulting from normal wage adjustments, higher staffing levels associated with increased occupancy, and increased bonus expense. General and administrative expense increased $2.5 million, or 8.2%, for Fiscal 2015 compared to Fiscal 2014 due to higher allocated corporate costs, including increased sales and marketing expense and information and technology expense. Other expense increased $0.1 million, or 0.1%, for Fiscal 2015 compared with Fiscal 2014, primarily due to higher food and beverage cost of sales, partially offset by lower fuel costs.

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
Fiscal 2014 compared to Fiscal 2013
Total Lodging net revenue (excluding payroll cost reimbursements) for Fiscal 2014 increased $31.9 million, or 15.9%, as compared to Fiscal 2013, including $16.3 million of incremental revenue from the addition of Canyons. Excluding the operations of Canyons, total Lodging net revenue (before payroll cost reimbursements) increased $15.6 million, or 7.8%, primarily due to an increase in transient guest visitation to our Colorado lodging properties due to increased skier visitation (discussed in the mountain section), an increase in revenue at our mountain resort properties from improved summer visitation and increased group business at our Colorado resort properties in Fiscal 2014 compared to Fiscal 2013.

Revenue from owned hotel rooms increased $4.8 million, or 9.8%, for Fiscal 2014 compared to Fiscal 2013. Owned room revenue was primarily driven by an increase of $3.7 million from our Colorado lodging properties, resulting from an increase in group business and an increase in transient guest visitation attributable to increased skier visits at our Colorado resorts during the 2013/2014 ski season compared to the 2012/2013 ski season and improved summer visitation at our Colorado resorts. In addition, owned hotel room revenue was favorably impacted by an increase in occupancy and ADR at GTLC in the fourth quarter of Fiscal 2014 compared to Fiscal 2013. Overall, owned occupancy increased by 3.4 percentage points and RevPAR increased 9.6%. Revenue from managed condominium rooms increased $10.7 million, or 24.1%, for Fiscal 2014 compared to

Fiscal 2013, and was attributable to $7.1 million of incremental revenue from managed condominium units at Canyons, an increase in transient guest visitation at our managed condominium rooms in Colorado due to increased skier visitation, as well as an increase in group business at our Colorado resort properties.

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

Operating expense (excluding reimbursed payroll costs) increased $27.3 million, or 14.5%, for Fiscal 2014 compared to Fiscal 2013. Labor and labor-related benefits increased $11.7 million, or 12.4%, resulting from incremental labor costs associated with the Canyons, normal wage adjustments, higher staffing levels associated with increased occupancy, and increased staffing for conference services provided to our group business. Other expense increased $11.2 million, or 16.4%, primarily due to incremental expenses associated with Canyons, and higher variable operating costs including food and beverage cost of sales, repairs and maintenance, supplies, travel agent commissions and credit card fees. General and administrative expense increased $4.4 million, or 17.4%, for Fiscal 2014 compared to Fiscal 2013 due to higher allocated corporate costs, including an increase in expenses from our central reservations booking services, and increased marketing and sales expenses.

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

Real Estate Segment
Real Estate segment operating results for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2015	2014	2013	2015/2014	2014/2013
Total Real Estate net revenue	$41,342	$48,786	$42,309	(15.3)%	15.3%
Real Estate operating expense:
Cost of sales (including sales commissions)	34,765	41,274	35,503	(15.8)%	16.3%
Other	13,643	14,552	22,587	(6.2)%	(35.6)%
Total Real Estate operating expense	48,408	55,826	58,090	(13.3)%	(3.9)%
Gain on sale of real property	151	—	6,675	nm	(100)%
Real Estate Reported EBITDA	$(6,915)	$(7,040)	$(9,106)	1.8%	22.7%
Real Estate Reported EBITDA includes $1.3 million, $1.7 million and $1.4 million of stock-based compensation expense for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2015
Real Estate segment net revenue for Fiscal 2015 was driven primarily by the closing of fourteen condominium units at One Ski Hill Place ($17.1 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $1,145) and five condominium units at The Ritz-Carlton Residences, Vail ($13.7 million of revenue with an average selling price per unit of $2.7 million and an average price per square foot of $1,438). The average price per square foot for both projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. Real Estate net revenue also included $8.5 million of revenue from the sale of a development land parcel in Vail and $0.6 million of rental revenue from placing unsold units into our rental program.

Operating expense for Fiscal 2015 included cost of sales of $32.1 million primarily resulting from the closing of fourteen condominium units at One Ski Hill Place (average cost per square foot of $927), five condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,129) and the sale of a development land parcel in Vail. The cost per square foot for the One Ski Hill Place and The Ritz-Carlton Residences, Vail projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $2.1 million were incurred commensurate with revenue recognized. Other operating expense of $13.6 million (including $1.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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
Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2015 and Fiscal 2014 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures and assets assumed in acquisitions.
Change in fair value of contingent consideration. A gain of $3.6 million was recorded during Fiscal 2015 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. Commensurate with the acquisition of Park City (September 2014), the fair value of contingent consideration includes the resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City along with all future capital expenditures associated with Canyons, Park City or the combined resort. A change in fair value of contingent consideration of $1.4 million was recorded as a charge in Fiscal 2014 and was related to an increase in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. The estimated fair value of the contingent consideration was $6.9 million and $10.5 million as of July 31, 2015 and 2014, respectively.
Loss on extinguishment of debt. In May 2015, we redeemed the remaining $215.0 million of our 6.50% Notes outstanding and the entire $41.2 million of our Industrial Development Bonds outstanding. As a result, we recorded a loss on extinguishment of debt of $11.0 million in Fiscal 2015 in connection with the redemptions. The loss included early redemption premiums of 3.25% for the 6.50% Notes and 4.00% for the Industrial Development Bonds, or $8.6 million in total, and a $2.4 million write-off of associated unamortized debt issuance costs. No amounts of the 6.50% Notes or Industrial Development Bonds remained outstanding as of July 31, 2015.
In Fiscal 2014 we redeemed $175.0 million of our 6.50% Notes outstanding. As a result, we recorded a loss on extinguishment of debt of $10.8 million in Fiscal 2014 in connection with the redemption. The loss included an early redemption premium of 4.875%, or $8.5 million, for the portion of the principal redeemed, and a $2.3 million write-off of associated unamortized debt issuance costs.
Interest expense. Interest expense for Fiscal 2015 decreased from Fiscal 2014 primarily due to the redemption of $175.0 million of our 6.50% Notes outstanding in July 2014; redemption of the remaining $215.0 million of our 6.50% Notes outstanding in May 2015; and, redemption of the entire $41.2 million of our Industrial Development Bonds outstanding in May 2015; partially offset by interest expense on the borrowings incurred under the Credit Agreement to fund the Park City and Perisher acquisitions and the $250.0 million term loan facility used to fund the redemption of the 6.50% Notes and Industrial Development Bonds in May 2015. Interest expense for Fiscal 2014 increased over Fiscal 2013 primarily due to $25.3 million of incremental interest expense related to the Canyons obligation recorded in conjunction with the Canyons transaction entered into in May 2013.
Income taxes. Our effective tax rate was 23.2%, 36.0% and 36.5% in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and taxable income generated by state jurisdictions that varies from the consolidated pre-tax income. The income tax provision recorded for Fiscal 2015 reflects $23.8 million of income tax benefits due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the Internal Revenue Service ("IRS") on the utilization of certain net operating losses ("NOLs"), as discussed below.

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
In January 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed us to utilize a significant portion of the NOLs. As a result, we reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within our Consolidated Statements of Operations for Fiscal 2015.

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2015	2014	2013
Mountain Reported EBITDA	$344,104	$252,050	$228,699
Lodging Reported EBITDA	21,676	16,724	12,161
Resort Reported EBITDA	365,780	268,774	240,860
Real Estate Reported EBITDA	(6,915)	(7,040)	(9,106)
Total Reported EBITDA	358,865	261,734	231,754
Depreciation and amortization	(149,123)	(140,601)	(132,688)
Loss on disposal of fixed assets and other, net	(2,057)	(1,208)	(1,222)
Change in fair value of contingent consideration	3,650	(1,400)	—
Investment income, net	246	375	351
Interest expense	(51,241)	(63,997)	(38,966)
Loss on extinguishment of debt	(11,012)	(10,831)	—
Income before provision for income taxes	149,328	44,072	59,229
Provision for income taxes	(34,718)	(15,866)	(21,619)
Net income	114,610	28,206	37,610
Net loss attributable to noncontrolling interests	144	272	133
Net income attributable to Vail Resorts, Inc.	$114,754	$28,478	$37,743

The following table reconciles Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2015	2014
Long-term debt	$806,676	$625,600
Long-term debt due within one year	10,154	1,022
Total debt	816,830	626,622
Less: cash and cash equivalents	35,459	44,406
Net Debt	$781,371	$582,216

Liquidity and Capital Resources
Significant Sources of Cash
Historically, we have lower cash available as of our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends primarily due to the seasonality of our Mountain segment operations. Additionally, cash provided by operating activities can be impacted by the timing or mix of closings on and investment in real estate development projects. We had $35.5 million of cash and cash equivalents as of July 31, 2015, compared to $44.4 million as of July 31, 2014. We generated $303.7 million of cash from operating activities during Fiscal 2015 compared to $245.9 million and $222.4 million generated during Fiscal 2014 and Fiscal 2013, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects, and occasional land sales.
In addition to our $35.5 million of cash and cash equivalents at July 31, 2015, we have $141.8 million available under our Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowing of $185.0 million and certain letters of credit outstanding of $73.2 million).  We believe the Credit Agreement, which matures in 2020, provides adequate flexibility and is priced favorably with any new borrowings currently being priced at LIBOR plus 1.25%.

Fiscal 2015 compared to Fiscal 2014

We generated $303.7 million of cash from operating activities in Fiscal 2015, an increase of $57.8 million when compared to the $245.9 million of cash generated in Fiscal 2014. The increase in operating cash flows was primarily a result of improved Mountain (including Park City and Perisher) and Lodging segment operating results in Fiscal 2015 compared to Fiscal 2014, excluding the non-cash gain on litigation settlement of $16.4 million recorded in Fiscal 2015; receipt of a $12.5 million legal settlement during Fiscal 2015; and, lower interest payments of $10.7 million primarily as a result from the pay-down and refinancing of our 6.50% Notes. These operating cash inflows were partially offset by a $10.0 million Park City litigation payment to Talisker during Fiscal 2015 and a decrease in the growth of accounts payable. Additionally, we generated $40.3 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) in Fiscal 2015 compared to $42.9 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2014.

Cash used in investing activities increased by $309.2 million in Fiscal 2015 compared to Fiscal 2014, due to the acquisition of Park City for $182.5 million and Perisher for $124.6 million (net of cash acquired) during Fiscal 2015 and a $5.6 million increase in resort capital expenditures during Fiscal 2015 compared to Fiscal 2014, partially offset by cash received from the sale of real property.

Cash provided by financing activities increased $337.5 million in Fiscal 2015 compared to Fiscal 2014, primarily due to $185.0 million of net borrowings under the revolving portion of our credit facility to fund the Perisher acquisition and off-season Mountain and Lodging operations, the early redemption of $175.0 million of principal under our 6.50% Notes in Fiscal 2014, an increase in the tax benefit realized for the exercise of stock appreciation rights and options of $8.3 million and a decrease in payments for commitments in conjunction with the Canyons transaction of $5.7 million. These net inflows were partially offset by an increase in the amount of cash dividends paid on our common stock of $30.5 million during Fiscal 2015 compared to Fiscal 2014.

Fiscal 2014 compared to Fiscal 2013

We generated $245.9 million of cash from operating activities in Fiscal 2014, an increase of $23.5 million when compared to the $222.4 million of cash generated in Fiscal 2013. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results in Fiscal 2014 compared to Fiscal 2013. Additionally, we generated $42.9 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) in Fiscal 2014 compared to $37.4 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2013. Additionally impacting cash flow from operating activities in Fiscal 2014 compared to Fiscal 2013 was an income tax refund of $6.8 million, payment of $10.6 million for the early redemption tender premium plus accrued interest on $175.0 million of principal redeemed under our 6.5% Notes, and an increase in accounts receivable.

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
We have historically invested significant cash in capital expenditures for our resort operations, and we expect to continue to make significant investments in the future subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $110 million to $115 million in resort capital expenditures for calendar year 2015, which excludes any capital expenditures for new summer activities. This capital plan includes approximately $50 million of capital expenditures for Park City and Canyons including the installation of an eight-passenger gondola connecting Park City and Canyons creating the largest ski resort by acreage in the United States, installing a new six-passenger high-speed chairlift and upgrading a fixed-grip triple chairlift to a four-passenger high-speed detachable chairlift, significantly expanding restaurant capacity with a new restaurant and renovations of existing on-mountain facilities and an expanded maintenance capital plan. Excluding investments in summer activities and the one-time $50 million investment in Park City and Canyons, we expect to invest approximately $60 million to $65 million in ongoing maintenance capital expenditures and discretionary capital expenditures that include, among other projects, upgrading Vail Mountain’s Avanti Chair (Chair 2) to a six-passenger high-speed chairlift, expanding the "refreshing" snowmaking system at Beaver Creek, adding new snowmaking on Peak 6 terrain at Breckenridge, renovating rooms at the Keystone Lodge, and investing in technology and marketing systems. In addition, we expect to spend approximately $17 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly. Approximately $55 million was spent for capital expenditures in calendar year 2015 as of July 31, 2015, leaving approximately $72 million to $77 million to spend in the remainder of calendar year 2015. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Principal payments on the vast majority of our long-term debt ($766.5 million of the total $816.8 million debt outstanding as of July 31, 2015) are not due until fiscal 2020 and beyond. As of July 31, 2015 and 2014, total long-term debt (including long-term debt due within one year) was $816.8 million and $626.6 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $582.2 million as of July 31, 2014 to $781.4 million as of July 31, 2015, primarily due to borrowings under the revolving portion of senior credit facility to fund the Perisher acquisition.
Our debt service requirements can be impacted by changing interest rates as we had $487.6 million of variable-rate debt outstanding as of July 31, 2015. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $4.9 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the year ended July 31, 2015, we did not repurchase any shares of common stock. Since inception of this stock repurchase program through July 31, 2015, we have repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of shares that may be repurchased under the program will depend on a number of factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to $0.6225 per share (or approximately $22.7 million quarterly based upon shares outstanding as of July 31, 2015). For the year ended July 31, 2015, we paid cash dividends of $2.075 per share ($75.5 million in the aggregate). Our dividends were funded through available cash on hand and borrowing under the revolving portion of our senior credit facility. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our Credit Agreement. The most restrictive of those covenants include the following Credit Agreement covenants: Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Credit Agreement). In addition, our Credit Agreement limits our ability to incur certain indebtedness, make certain restricted payments, enter into certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets. Our borrowing availability under the Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2015. We expect that we will continue to meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio throughout the year ending July 31, 2016. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks who are parties to the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which total $816.8 million as of July 31, 2015, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which total $302.3 million as of July 31, 2015, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2015 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2016	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$816,830	$10,154	$26,751	$402,596	$377,329
Fixed Rate Interest (1)	2,246	269	497	438	1,042
Canyons Obligation (2)	1,742,201	26,109	53,796	55,969	1,606,327
Operating Leases and Service Contracts (3)	302,294	43,738	61,661	48,145	148,750
Purchase Obligations and Other (4)	356,973	277,099	66,492	5,118	8,264
Total Contractual Cash Obligations	$3,220,544	$357,369	$209,197	$512,266	$2,141,712

(1)
The fixed-rate interest payments, as well as long-term debt payments, included in the table above assume that all debt outstanding as of July 31, 2015 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $487.6 million of variable-rate long-term debt as of July 31, 2015 is held to maturity, and utilizing interest rates in effect at July 31, 2015, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2015 is anticipated to be approximately $6.8 million for Fiscal 2016, $6.6 million for Fiscal 2017 and $6.3 million for at least each of the next three years subsequent to Fiscal 2017. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2015, and do not reflect interest obligations on potential future debt.

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

(4)
Purchase obligations and other primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2015; and, other commitments for goods and services not yet received, including construction contracts, not included on our Consolidated Balance Sheet as of July 31, 2015 in accordance with GAAP.

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
Goodwill and Intangible Assets
Description
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Other intangible assets are evaluated for impairment only when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We determine goodwill impairment using a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The impairment test for indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1st. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2015 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed and the second step of the goodwill impairment test was not required.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) prolonged adverse weather conditions resulting in a sustained decline in guest visitation; (2) a prolonged weakness in the general economic conditions in which guest visitation and spending is adversely impacted; and, (3) volatility in the equity and debt markets which could result in a higher discount rate.
While historical performance and current expectations have resulted in fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.
As of July 31, 2015, we have $500.4 million of goodwill and $80.4 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheets. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests for goodwill will prove to be an accurate prediction of the future.
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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($39.1 million as of July 31, 2015), relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Judgments and Uncertainties
The estimates of our useful lives of the assets contain uncertainty because management must use judgment to estimate the useful life of the asset.
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $10.4 million for Fiscal 2015.
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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples, and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Canyons contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates, volatility, credit risk and estimation of the long-term rate of growth for the respective business.
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
In May 2013, we entered into a long-term lease pursuant to which we assumed the operations of Canyons which includes the ski terrain and related amenities. The lease has an initial term of 50 years with six 50-year renewal options. The lease provides for $25 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. As lease payments increase annually, there can be no assurance that these increases will be off-set by increased cash flow generated from operations at Canyons.
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our U.S. mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and Perisher's ski season occur during the U.S. summer months while the U.S. winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Perisher's ski operations are not sufficient to fully offset our off-season losses from our U.S. mountain and other lodging operations. During Fiscal 2015, 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Note 14, Selected Quarterly Financial Data (unaudited), of the Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2015, we had $487.6 million of variable rate indebtedness, representing approximately 59.7% of our total debt outstanding, at an average interest rate during Fiscal 2015 of 0.5%. Based on variable-rate borrowings outstanding as of July 31, 2015, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $4.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations.

The following table summarizes the amounts of foreign currency translation income (losses) (in thousands):

	Year Ended July 31,
	2015	2014
Foreign currency translation adjustments, net of tax	$(4,714)	$(132)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2015, 2014 and 2013

Management’s Report on Internal Control Over Financial Reporting	F- 2

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Financial Statements
Consolidated Balance Sheets	F- 4
Consolidated Statements of Operations	F- 5
Consolidated Statements of Comprehensive Income	F- 6
Consolidated Statements of Stockholders’ Equity	F- 7
Consolidated Statements of Cash Flows	F- 8
Notes to Consolidated Financial Statements	F- 9

Financial Statement Schedule:
The following consolidated financial statement schedule of the Company is filed as part of this Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves	65

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting was effective. Management's evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2015 excluded certain elements of internal controls of Perisher due to the timing of this acquisition, which was completed on June 30, 2015. As of July 31, 2015, those elements of Perisher's internal controls that have been excluded represent 1% of total consolidated assets and total consolidated net revenue of the Company.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2015, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors
of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Perisher that the Company acquired in a purchase business combination in June of 2015 from its assessment of internal control over financial reporting as of July 31, 2015. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related functions, processes, and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired business’ internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2015.  We have also excluded these elements of Perisher from our audit of internal control over financial reporting.  Those elements of the acquired business’ internal control over financial reporting that have been excluded represent 1% of total assets and total revenues of the related consolidated financial statement amounts as of and for the year ended July 31, 2015.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 25, 2015

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$35,459	$44,406
Restricted cash	13,012	13,181
Trade receivables, net of allowances of $746 and $681, respectively	113,990	95,977
Inventories, net of reserves of $1,915 and $2,136, respectively	73,485	67,183
Deferred income taxes (Note 10)	27,962	29,249
Other current assets	24,235	25,050
Total current assets	288,143	275,046
Property, plant and equipment, net (Note 6)	1,386,275	1,147,990
Real estate held for sale and investment	129,825	157,858
Deferred charges and other assets	40,796	97,284
Goodwill, net (Note 6)	500,433	378,148
Intangible assets, net (Note 6)	144,149	117,523
Total assets	$2,489,621	$2,173,849
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$331,299	$289,218
Income taxes payable	57,194	33,966
Long-term debt due within one year (Note 4)	10,154	1,022
Total current liabilities	398,647	324,206
Long-term debt (Note 4)	806,676	625,600
Other long-term liabilities (Note 6)	255,916	260,681
Deferred income taxes (Note 10)	147,796	128,562
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, and 41,462,941 and 41,152,800 shares issued, respectively	415	412
Additional paid-in capital	623,510	612,322
Accumulated other comprehensive loss	(4,913)	(199)
Retained earnings	440,748	401,500
Treasury stock, at cost; 4,949,111 shares (Note 15)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	866,568	820,843
Noncontrolling interests	14,018	13,957
Total stockholders’ equity	880,586	834,800
Total liabilities and stockholders’ equity	$2,489,621	$2,173,849
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2015	2014	2013
Net revenue:
Mountain	$1,104,029	$963,573	$867,514
Lodging	254,553	242,287	210,974
Real Estate	41,342	48,786	42,309
Total net revenue	1,399,924	1,254,646	1,120,797
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	777,147	712,785	639,706
Lodging	232,877	225,563	198,813
Real Estate	48,408	55,826	58,090
Total segment operating expense	1,058,432	994,174	896,609
Other operating (expense) income:
Depreciation and amortization	(149,123)	(140,601)	(132,688)
Gain on sale of real property	151	—	6,675
Gain on litigation settlement (Note 5)	16,400	—	—
Change in fair value of contingent consideration (Note 9)	3,650	(1,400)	—
Loss on disposal of fixed assets and other, net	(2,057)	(1,208)	(1,222)
Income from operations	210,513	117,263	96,953
Mountain equity investment income, net	822	1,262	891
Investment income, net	246	375	351
Interest expense	(51,241)	(63,997)	(38,966)
Loss on extinguishment of debt (Note 4)	(11,012)	(10,831)	—
Income before provision for income taxes	149,328	44,072	59,229
Provision for income taxes (Note 10)	(34,718)	(15,866)	(21,619)
Net income	$114,610	$28,206	$37,610
Net loss attributable to noncontrolling interests	144	272	133
Net income attributable to Vail Resorts, Inc.	$114,754	$28,478	$37,743
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$3.16	$0.79	$1.05
Diluted net income per share attributable to Vail Resorts, Inc.	$3.07	$0.77	$1.03
Cash dividends declared per share	$2.0750	$1.2450	$0.7900
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2015	2014	2013
Net income	$114,610	$28,206	$37,610
Foreign currency translation adjustments (net of tax of $2,578, $82 and $41, respectively)	(4,714)	(132)	188
Comprehensive income	109,896	28,074	37,798
Comprehensive loss attributable to noncontrolling interests	144	272	133
Comprehensive income attributable to Vail Resorts, Inc.	$110,040	$28,346	$37,931
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2012	40,531,204	$405	$586,691	$408,662	$(193,192)	$(255)	$802,311	$14,017	$816,328
Comprehensive income (loss):
Net income (loss)	—	—	—	37,743	—	—	37,743	(133)	37,610
Foreign currency translation adjustments, net of tax	—	—	—	—	—	188	188	—	188
Total comprehensive income (loss)							37,931	(133)	37,798
Stock-based compensation (Note 16)	—	—	12,349	—	—	—	12,349	—	12,349
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	372,527	4	(4,606)	—	—	—	(4,602)	—	(4,602)
Tax benefit from share award plan	—	—	4,241	—	—	—	4,241	—	4,241
Dividends	—	—	—	(28,362)	—	—	(28,362)	—	(28,362)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	117	117
Balance, July 31, 2013	40,903,731	409	598,675	418,043	(193,192)	(67)	823,868	14,001	837,869
Comprehensive income (loss):
Net income (loss)	—	—	—	28,478	—	—	28,478	(272)	28,206
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(132)	(132)	—	(132)
Total comprehensive income (loss)							28,346	(272)	28,074
Stock-based compensation (Note 16)	—	—	14,224	—	—	—	14,224	—	14,224
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	249,069	3	(4,738)	—	—	—	(4,735)	—	(4,735)
Tax benefit from share award plan	—	—	4,161	—	—	—	4,161	—	4,161
Dividends	—	—	—	(45,021)	—	—	(45,021)	—	(45,021)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	228	228
Balance, July 31, 2014	41,152,800	412	612,322	401,500	(193,192)	(199)	820,843	13,957	834,800
Comprehensive income (loss):
Net income (loss)	—	—	—	114,754	—	—	114,754	(144)	114,610
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,714)	(4,714)	—	(4,714)
Total comprehensive income (loss)							110,040	(144)	109,896
Stock-based compensation (Note 16)	—	—	15,753	—	—	—	15,753	—	15,753
Issuance of shares under share award plan net of shares withheld for taxes (Note 16)	310,141	3	(17,189)	—	—	—	(17,186)	—	(17,186)
Tax benefit from share award plan	—	—	12,624	—	—	—	12,624	—	12,624
Dividends	—	—	—	(75,506)	—	—	(75,506)	—	(75,506)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	205	205
Balance, July 31, 2015	41,462,941	$415	$623,510	$440,748	$(193,192)	$(4,913)	$866,568	$14,018	$880,586
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$114,610	$28,206	$37,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,123	140,601	132,688
Cost of real estate sales	32,190	37,400	32,076
Stock-based compensation expense	15,753	14,224	12,349
Deferred income taxes, net	12,968	6,219	(8,125)
Canyons obligation accreted interest expense	5,596	5,544	985
Change in fair value of contingent consideration	(3,650)	1,400	—
Gain on litigation settlement	(16,400)	—	—
Park City litigation settlement payment	(10,000)	—	—
Gain on sale of real property	(151)	—	(6,675)
Loss on extinguishment of debt	11,012	10,831	—
Payment of tender premium	(8,636)	(8,531)	—
Other non-cash income, net	(6,930)	(8,570)	(8,093)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	162	(559)	1,647
Accounts receivable, net	(15,350)	(17,007)	(11,715)
Inventories, net	(1,304)	1,332	(105)
Accounts payable and accrued liabilities	4,498	20,724	19,774
Income taxes payable	41,783	12,198	21,717
Other assets and liabilities, net	(21,614)	1,866	(1,710)
Net cash provided by operating activities	303,660	245,878	222,423
Cash flows from investing activities:
Capital expenditures	(123,884)	(118,305)	(94,946)
Acquisition of businesses, net of cash acquired	(307,051)	—	(19,958)
Cash received from sale of real property	2,541	—	11,090
Other investing activities, net	1,326	399	(4,424)
Net cash used in investing activities	(427,068)	(117,906)	(108,238)
Cash flows from financing activities:
Payments on tender of 6.50% Notes	(215,000)	(175,000)	—
Payments on tender of Industrial Development Bonds	(41,200)	—	—
Proceeds from borrowings under Credit Facility Term Loan	250,000	—	—
Proceeds from borrowings under Credit Facility Revolver	438,000	—	96,000
Payments on Credit Facility Revolver	(253,000)	—	(96,000)
Payments of other long-term debt	(1,022)	(998)	(1,011)
Dividends paid	(75,506)	(45,021)	(28,362)
Other financing activities, net	12,979	(1,193)	7,583
Net cash provided by (used in) financing activities	115,251	(222,212)	(21,790)
Effect of exchange rate changes on cash and cash equivalents	(790)	42	156
Net (decrease) increase in cash and cash equivalents	(8,947)	(94,198)	92,551
Cash and cash equivalents:
Beginning of period	$44,406	$138,604	$46,053
End of period	$35,459	$44,406	$138,604
Cash paid for interest	$46,483	$57,217	$34,222
Taxes (refunded) paid, net	$(4,421)	$(6,787)	$3,984
Non-cash investing activities:
Accrued capital expenditures	$6,267	$12,254	$12,775
Capital expenditures made under long-term financing	$7,037	$—	$—
The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
1.Organization and Business
Vail Resorts, Inc. (“Vail Resorts” or the “Parent Company”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) operate in three business segments: Mountain, Lodging and Real Estate.

In the Mountain segment, the Company operates ten world-class mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; Park City Mountain Resort ("Park City" acquired on September 11, 2014) and Canyons mountain resorts in Utah; the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; Perisher Ski Resort ("Perisher" acquired on June 30, 2015) in New South Wales, Australia; and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan ("Urban" ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations. The resorts located in the United States (except for Northstar, Park City, Canyons and the Urban ski areas) operate primarily on federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

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

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in the United States. The Company’s peak operating seasons at Perisher, its NPS concessionaire properties and its golf courses generally occur from June to the end of September. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 8, Variable Interest Entities).

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
Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under capital leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-10

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs. Additionally, the Company records depreciation on completed condominium units that are placed in rental programs until such units are sold. Sales and marketing expenses are charged against income in the period incurred. Sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded. The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction. The Company did not capitalize interest on real estate development projects, as it had no projects under construction during the years ended July 31, 2015, 2014 and 2013.
Deferred Financing Costs-- Certain costs incurred with the issuance of debt securities are capitalized and included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective term of the applicable debt issues. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized deferred financing costs, or pro-rata portion thereof, is also charged to interest expense.
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
The testing for impairment consists of a comparison of the fair value of the assets with their carrying values. If the carrying amount of the assets exceed its fair value, an impairment will be recognized in an amount equal to that excess. If the carrying amount of the assets does not exceed the fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company determines the estimated fair value of its reporting units using discounted cash flow analyses. The fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill or significant intangible assets for the years ended July 31, 2015, 2014 and 2013.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the carrying amount of a long-lived asset occurred during the years ended July 31, 2015, 2014 and 2013.
Revenue Recognition-- The following describes the composition of revenues for the Company:

•
Mountain revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, other on-mountain activities, dining operations, retail sales, equipment rentals, private ski club amortized initiation fees and dues, marketing and internet advertising, commercial leasing, employee housing, municipal services, and lodging and transportation operations at Perisher, and is recognized as products are delivered or services are performed. The Company records deferred revenue related to the sale of season ski passes. The number of season pass holder visits is estimated based on historical data and the deferred revenue is recognized throughout the ski season based on this estimate, or on a straight-line basis if usage patterns cannot be determined based on available historical data.

•
Lodging revenue is derived from a wide variety of sources, including, among other things, hotel operations, dining operations, property management services, managed hotel property payroll cost reimbursements, private golf club amortized initiation fees and dues, transportation services and golf course greens fees, and is recognized as products are delivered or services are performed. Revenue from payroll cost reimbursements relates to payroll costs of managed hotel properties where the Company is the employer. The reimbursements are based upon the costs incurred with no added margin; therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income.

•
Revenue from non-refundable private club initiation fees is recognized over the estimated life of the facilities on a straight-line basis upon inception of the club. As of July 31, 2015, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 14 years. Additionally, certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

•
Real estate revenue primarily includes the sale of condominium units and land parcels and is recorded primarily using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, sales proceeds (including any deposits previously received), and (iv) transfer of ownership.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and sales commission expense. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project, when specific identification of costs cannot be reasonably determined.

Foreign Currency Translation -- The functional currency of the Company's entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.
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
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2015, 2014 and 2013 was $27.5 million, $25.7 million and $25.5 million, respectively. Prepaid advertising costs as of July 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively and are reported within “other current assets” in the Company’s Consolidated Balance Sheets.
Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company provides for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense (see Note 10, Income Taxes, for more information).
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under Credit Facility Revolver, Credit Facility Term Loan and the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The fair value of the 6.50% Senior Subordinated Notes due 2019 (“6.50% Notes”) (Note 4, Long-Term Debt) are based on quoted market prices (a Level 1 input). The fair value of the Company’s Industrial Development Bonds and other long-term debt (Note 4, Long-Term Debt) have been estimated using discounted cash flow analyses based on borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair value of the 6.50% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2015 and 2014 is presented below (in thousands):

	July 31, 2015		July 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.50% Notes	$—	$—	$215,000	$223,600
Industrial Development Bonds	$—	$—	$41,200	$48,003
Other long-term debt	$11,765	$12,328	$5,163	$5,758
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 16, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2015, 2014 and 2013 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2015	2014	2013
Mountain stock-based compensation expense	$11,841	$10,292	$9,007
Lodging stock-based compensation expense	2,621	2,203	1,917
Real Estate stock-based compensation expense	1,291	1,729	1,425
Pre-tax stock-based compensation expense	15,753	14,224	12,349
Less: benefit from income taxes	6,026	5,435	4,709
Net stock-based compensation expense	$9,727	$8,789	$7,640
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

New Accounting Standards-- In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company's 2019 first fiscal quarter if it does not early adopt), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In June 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s 2017 first fiscal quarter) and early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis. The adoption of this new accounting standard will amend presentation and disclosure requirements concerning debt issuance costs, and as such the adoption will not affect the Company’s financial position or results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s 2017 first fiscal quarter) and may be adopted either retrospectively or prospectively. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard provides guidance on the measurement of inventory that is measured using first-in, first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company’s 2018 first fiscal quarter) and is required to be adopted prospectively and early adoption is permitted. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company's financial position or results of operations and cash flows.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the years ended July 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended July 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$114,754	$114,754	$28,478	$28,478	$37,743	$37,743
Weighted-average shares outstanding	36,342	36,342	36,127	36,127	35,859	35,859
Effect of dilutive securities	—	1,064	—	930	—	874
Total shares	36,342	37,406	36,127	37,057	35,859	36,733
Net income per share attributable to Vail Resorts	$3.16	$3.07	$0.79	$0.77	$1.05	$1.03
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 11,000, 17,000 and 19,000 for the years ended July 31, 2015, 2014 and 2013, respectively.
In fiscal 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company's common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, the Company's Board of Directors has annually approved an increase to the cash dividend on the Company's common stock and on March 11, 2015, the Company’s Board of Directors approved an increase of 50% in the annual cash dividend to an annual rate of $2.49 per share, subject to quarterly declaration. For the year ended July 31, 2015, the Company paid cash dividends of $2.075 per share ($75.5 million in the aggregate). On September 25, 2015 the Company’s Board of Directors approved a quarterly cash dividend of $0.6225 per share payable on October 26, 2015 to stockholders of record as of October 9, 2015.

4.Long-Term Debt
Long-term debt as of July 31, 2015 and 2014 is summarized as follows (in thousands):

	Fiscal Year Maturity (a)	July 31, 2015	July 31, 2014
Credit Facility Revolver (b)	2020	$185,000	$—
Credit Facility Term Loan (b)	2020	250,000	—
Industrial Development Bonds (c)	2020	—	41,200
Employee Housing Bonds (d)	2027-2039	52,575	52,575
6.50% Notes (e)	2019	—	215,000
Canyons obligation (f)	2063	317,455	311,858
Other (g)	2016-2029	11,800	5,989
Total debt		816,830	626,622
Less: Current maturities (h)		10,154	1,022
Long-term debt		$806,676	$625,600

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	On May 1, 2015, Vail Holdings, Inc. (“VHI”), a wholly-owned subsidiary of the Company, amended and restated its senior credit facility.

Key modifications to the senior credit facility included, among other things, the extension of the maturity on the revolving credit facility from March 2019 to May 2020 and increases in certain baskets for and improved flexibility to incur debt and make distributions.
The amended credit facility is now referred to as the Seventh Amended and Restated Credit Agreement (the “Credit Agreement”) with VHI, as borrower, the Company and certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and the other Lenders party thereto, and consists of a $400 million revolving credit facility. The Credit Agreement also provides for a term loan facility in an aggregate principal amount of $250.0 million. VHI’s obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $950.0 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Credit Agreement. The term loan facility is subject to quarterly amortization of principal, commencing on January 31, 2016, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due on May 1, 2020. The proceeds of the loans made under the Credit Agreement may be used, in addition to the redemptions of the 6.50% Notes and industrial development bonds (as discussed below), to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. The Credit Agreement matures in May 2020. Borrowings under the Credit Agreement, including the term loan facility, bear interest annually at the Company's option at the rate of (i) LIBOR plus 1.125% as of July 31, 2015 (1.32% as of July 31, 2015) or (ii) the Agent's prime lending rate plus a margin (3.50% as of July 31, 2015). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(c)
At July 31, 2014, the Company had outstanding $41.2 million of industrial development bonds, which were issued by Eagle County, Colorado (the “Eagle County Bonds”) and mature, subject to prior redemption, on August 1, 2019. These bonds accrued interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1. The promissory note with respect to the Eagle County Bonds between Eagle County and the Company was collateralized by the Forest Service permits for Vail and Beaver Creek. On May 1, 2015, the Company redeemed the outstanding aggregate principal amounts of the industrial development bonds, which was funded by the $250.0 million term loan under our senior credit facility and cash on hand. As a result, the Company incurred an early redemption premium of 4.0%, or $1.6 million, for the portion of the principal redeemed, which was recorded, along with a write-off of $0.1 million of unamortized debt issuance costs, as a loss on extinguishment of debt during the year ended July 31, 2015. As of July 31, 2015, no amount of the industrial development bonds remain outstanding.

(d)
The Company has recorded for financial reporting purposes the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (0.19% to 0.24% as of July 31, 2015).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2015 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
On April 25, 2011, the Company completed a private offering for $390 million of 6.50% Notes. The 6.50% Notes had a fixed annual interest rate of 6.50% and would have matured May 1, 2019 with no principal payments due until maturity. The Company had certain early redemption options under the terms of the 6.50% Notes. The premium for early redemption of the 6.50% Notes ranged from 4.875% to 0%, depending on the date of redemption. The 6.50% Notes were subordinated to certain of the Company’s debts, including the senior credit facility. On July 7, 2014, the Company redeemed $175.0 million of the 6.50% Notes. As a result, the Company incurred an early redemption premium of 4.875%, or $8.5 million, for the portion of the principal redeemed, which was recorded, along with a write-off of $2.3 million of unamortized debt issuance costs, as a loss on extinguishment of debt during the year ended July 31, 2014. As of July 31, 2014, $215.0 million of the 6.50% Notes remained outstanding. On May 1, 2015, the Company redeemed the remaining outstanding aggregate principal amount of its 6.50% Notes, which was funded by the $250.0 million term loan under its senior credit facility and cash on hand. As a result, the Company incurred an early redemption premium of 3.250%, or $7.0 million, for the portion of the principal redeemed, which was recorded, along with a write-off of $2.3 million of unamortized debt issuance costs, as a loss on extinguishment of debt during the year ended July 31, 2015. As of July 31, 2015, no amount of the 6.50% Notes remain outstanding.

(f)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement (the "Transaction Agreement") with affiliate companies of Talisker Corporation ("Talisker") pursuant to which the parties entered into a master lease agreement (the "Lease") and certain ancillary transaction documents on May 29, 2013 related to the Canyons mountain resort (see Note 5, Acquisitions), pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. The Parent Company has guaranteed the payments under the Lease. The obligation at July 31, 2015 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $12.1 million.

(g)
Other obligations primarily consist of a $4.9 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, capital leases and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 0.2% to 5.5% and have maturities ranging from in the year ending July 31, 2016 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.
Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2015 reflected by fiscal year are as follows (in thousands):

Total
2016	$10,154
2017	13,354
2018	13,397
2019	13,455
2020	389,141
Thereafter	377,329
Total debt	$816,830

The Company recorded gross interest expense of $51.2 million, $64.0 million and $39.0 million for the years ended July 31, 2015, 2014 and 2013, respectively, of which $1.3 million, $1.9 million and $2.0 million was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.	Acquisitions
Perisher Ski Resort
On March 30, 2015, VR Australia Holdings Pty Limited, a wholly-owned subsidiary of the Company, and Murray Publishers Pty Ltd, Consolidated Press Holdings Pty Limited, Transfield Corporate Pty Limited and Transfield Pty Limited (collectively, “Perisher Sellers”) entered into a Purchase and Sale Agreement (the “Perisher Purchase Agreement”) providing for the acquisition of 100% of the stock and units in the entities that operate Perisher Ski Resort ("Perisher") in New South Wales, Australia. On June 30, 2015, the Company closed on the acquisition of Perisher, for total cash consideration of $124.6 million, net of cash acquired. The Company funded the cash purchase price through borrowings under the revolver portion of its Credit Agreement. Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. As provided under the Perisher Purchase Agreement, the Company acquired the entities that hold the assets, conduct operations and includes the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, including assumed liabilities, from Perisher Sellers.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Estimates of Fair Value at Effective Date of Transaction
Accounts receivable	$1,494
Inventory	4,859
Property, plant and equipment	126,287
Intangible assets	5,458
Other assets	525
Goodwill	31,657
Total identifiable assets acquired	$170,280
Accounts payable and accrued liabilities	$11,394
Deferred revenue	15,906
Deferred income tax liability, net	18,429
Total liabilities assumed	$45,729
Total purchase price, net of cash acquired	$124,551

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Perisher are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Perisher and other factors. None of the goodwill is expected to be deductible for income tax purposes under Australian tax law. The intangible assets primarily consist of trademarks and customer lists. The definite-lived intangible assets have a weighted-average amortization period of approximately 4 years. The operating results of Perisher, which are recorded in the Mountain segment, contributed $21.8 million of net revenue for the year ended July 31, 2015. The Company has recognized $5.2 million of transaction related expenses, including duties, in Mountain operating expense in the Consolidated Statements of Operations for the year ended July 31, 2015.
Park City
On September 11, 2014, VR CPC Holdings, Inc. ("VR CPC"), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City in Park City, Utah. The cash purchase price was $182.5 million and was funded through borrowings under the revolver portion of the Company's senior credit facility.

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City (the "Park City Litigation"). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the year ended July 31, 2015. The gain on litigation settlement represents the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City. Under an agreement entered into in conjunction with the Canyons transaction as discussed below, the Company made a $10.0 million payment to Talisker in the year ended July 31, 2015, resulting from the settlement of the Park City Litigation.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Acquisition Date Fair Value
Accounts receivable	$930
Other assets	3,075
Property, plant and equipment	76,605
Deferred income tax assets, net	7,428
Real estate held for sale and investment	7,000
Intangible assets	27,650
Goodwill	92,516
Total identifiable assets acquired	$215,204
Accounts payable and accrued liabilities	$1,935
Deferred revenue	4,319
Total liabilities assumed	$6,254
Total purchase price	$208,950

During the year ended July 31, 2015, the Company recorded an adjustment in the measurement period to its purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill and will reflect this as a retrospective adjustment as of October 31, 2014.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years at the date of acquisition. The operating results of Park City, which are recorded in the Mountain segment, contributed $67.1 million of net revenue (including an allocation of season pass revenue) for the year ended July 31, 2015. The Company has recognized $0.8 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the year ended July 31, 2015.

Certain land and improvements in the Park City ski area (excluding the base area) were part of the Talisker leased premises to Park City and was subject to the Park City Litigation as of the Canyons transaction date, and as such, was recorded as a deposit ("Park City Deposit") for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction (refer to the Canyons Transaction Agreement below). Upon settlement of the Park

City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the year ended July 31, 2015. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 9, Fair Value Measurements). The majority of the assets acquired under the Park City acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.
Perisher and Park City Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Perisher and Park City were completed on August 1, 2013. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) related-party land leases; and (iv) transaction and business integration related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2013 (in thousands, except per share amounts).

	Year Ended July 31,
	2015	2014
Pro forma net revenue	$1,452,542	$1,383,141
Pro forma net income attributable to Vail Resorts, Inc.	$120,201	$35,367
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$3.31	$0.98
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$3.21	$0.95

Canyons
In May 2013, VR CPC and Talisker entered into the Transaction Agreement, the Lease and ancillary transaction documents, pursuant to which the Company assumed the resort operations of Canyons mountain resort in Park City, Utah, which includes the ski area, property management and related amenities. Canyons is a year round mountain resort providing a comprehensive offering of recreational activities, including both snow sports and summer activities. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. In addition, the Lease includes participating contingent payments (described more fully below). The Parent Company has guaranteed the payments under the Lease.
Additionally, the transaction documents set forth the rights and obligations of the parties with respect to the acquisition of certain real estate and personal property, future resort development, access, water rights, intellectual property, transition services, and rights with respect to the Park City Litigation.
The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Acquisition Date Fair Value
Accounts receivable	$2,211
Other current assets	1,698
Property, plant and equipment	5,475
Property, plant and equipment (under capital lease)	127,885
Deferred income tax assets, net	11,869
Intangible assets	30,700
Park City deposit	57,800
Goodwill	106,414
Total identifiable assets acquired	$344,052
Accounts payable and accrued liabilities	$6,723
Deferred revenue	1,134
Other liabilities	21,766
Canyons obligation	305,329
Contingent consideration	9,100
Total liabilities assumed	$344,052

Land and certain improvements under the Park City ski area was subject to the Park City Litigation at the transaction date. As such, the Company recorded the Park City Deposit for the potential future interests (at the Canyons transaction date) in the land and associated improvements at its estimated fair value at the transaction date. Refer to the discussion on the Park City Deposit above. The excess of the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized was attributable primarily to expected synergies, including the potential inclusion of a portion of the ski terrain of Park City in the Lease, the assembled workforce of Canyons and other factors. The Company believes that for income tax purposes the lease payments should primarily be treated as payments of a debt obligation and that the tax basis of the goodwill is deductible. The intangible assets have a weighted-average amortization period of approximately 50 years (at the transaction date). Additionally, the Company recorded $20.3 million at the transaction date in additional consideration associated with certain Talisker obligations, primarily related to resort development.
The following table shows the composition of Canyons property, plant and equipment recorded under capital leases as of July 31, 2015 and 2014:

	July 31,
	2015	2014
Land	$31,818	$18,500
Land improvements	49,228	29,980
Buildings and building improvements	42,910	32,800
Machinery and equipment	61,175	46,605
Gross property, plant and equipment	185,131	127,885
Accumulated depreciation	(17,212)	(7,596)
Property, plant and equipment, net	$167,919	$120,289

As of July 31, 2015, the Canyons obligation was $317.5 million, which represents the estimated annual lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. Future minimum lease payments under the Lease as of July 31, 2015 reflected by fiscal year are as follows (in thousands):

2016	$26,101
2017	26,623
2018	27,156
2019	27,699
2020	28,253
Thereafter	1,923,824
Total future minimum lease payments	2,059,656
Less amount representing interest	(1,742,201)
Net future minimum lease payments	$317,455

The Lease also provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceeds approximately $35 million, with such threshold amount increased by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company (the "Contingent Consideration"). At the date of the transaction the Company estimated the likelihood and timing of achieving the relevant thresholds for the Contingent Consideration payments. The Company determined the estimated fair value of the Contingent Consideration to be $9.1 million as of the transaction date (see Note 9, Fair Value Measurements).
The operating results of Canyons which are recorded in the Mountain and Lodging segments contributed $3.9 million of net revenue for the year ended July 31, 2013. Additionally, the Company recognized $4.4 million of transaction related expenses in the Consolidated Statements of Operations for the year ended July 31, 2013.
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

Year Ended July 31,
2013
Pro forma net revenue	$1,172,159
Pro forma net income (loss) attributable to Vail Resorts, Inc.	$20,714
Pro forma basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.58
Pro forma diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.56

Urban Ski Areas
In December 2012, the Company acquired all of the assets of two ski areas in the Midwest, Afton Alps in Minnesota and Mount Brighton in Michigan, for total cash consideration of $20.0 million, net of cash acquired. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company completed its purchase price allocation and recorded $17.8 million in property, plant and equipment, $1.0 million in other assets, $2.0 million in goodwill, $1.0 million in other intangible assets (with a weighted-average amortization period of 10 years), and $1.8 million of assumed liabilities on the date of acquisition. The operating results of Afton Alps and Mount Brighton are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2015	2014
Land and land improvements	$431,854	$348,328
Buildings and building improvements	1,006,821	907,280
Machinery and equipment	815,946	700,745
Furniture and fixtures	286,863	269,209
Software	106,433	98,653
Vehicles	61,036	55,724
Construction in progress	53,158	31,487
Gross property, plant and equipment	2,762,111	2,411,426
Accumulated depreciation	(1,375,836)	(1,263,436)
Property, plant and equipment, net	$1,386,275	$1,147,990
Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2015, 2014 and 2013 totaled $144.0 million, $136.6 million and $130.2 million, respectively.
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2015	2014
Goodwill
Goodwill	$517,787	$395,502
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	500,433	378,148
Indefinite-lived intangible assets
Gross indefinite-lived intangible assets	105,150	100,834
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	80,437	76,121
Amortizable intangible assets
Gross amortizable intangible assets	118,482	91,233
Accumulated amortization	(54,770)	(49,831)
Amortizable intangible assets, net	63,712	41,402
Total gross intangible assets	223,632	192,067
Total accumulated amortization	(79,483)	(74,544)
Total intangible assets, net	$144,149	$117,523
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2015, 2014 and 2013 totaled $5.1 million, $4.0 million and $2.5 million, respectively, and is estimated to be approximately $3.1 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2015 and 2014 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2013	$313,558	$68,141	$381,699
Acquisition (measurement period adjustments)	(3,220)	(242)	(3,462)
Effects of changes in foreign currency exchange rates	(89)	—	(89)
Balance at July 31, 2014	310,249	67,899	378,148
Acquisitions	124,173	—	124,173
Effects of changes in foreign currency exchange rates	(1,888)	—	(1,888)
Balance at July 31, 2015	$432,534	$67,899	$500,433
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2015	2014
Trade payables	$62,099	$71,823
Deferred revenue	145,949	110,566
Accrued salaries, wages and deferred compensation	33,461	29,833
Accrued benefits	24,436	21,351
Deposits	19,336	15,272
Other accruals	46,018	40,373
Total accounts payable and accrued liabilities	$331,299	$289,218
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2015	2014
Private club deferred initiation fee revenue	$126,104	$128,824
Unfavorable lease obligation, net	29,997	31,338
Other long-term liabilities	99,815	100,519
Total other long-term liabilities	$255,916	$260,681

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2015:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $7.4 million and $7.5 million as of July 31, 2015 and 2014, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $4.1 million and $4.2 million as of July 31, 2015 and 2014, respectively. During the years ended July 31, 2015, 2014 and 2013, distributions in the amounts of $1.0 million, $1.0 million and $0.7 million, respectively, were received from equity method affiliates.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE has been the broker for several of the Company’s developments. The Company recorded net real estate commissions expense of zero, zero and $0.3 million for payments made to SSF/VARE during the years ended July 31, 2015, 2014 and 2013, respectively. SSF/VARE leases space for real estate offices from the Company. The

Company recognized approximately $0.5 million in revenue related to these leases for each of the years ended July 31, 2015, 2014 and 2013.

8.Variable Interest Entities
The Company is the primary beneficiary of the Employee Housing Entities, which are Variable Interest Entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements. As a group, as of July 31, 2015, the Employee Housing Entities had total assets of $26.4 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.0 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company has issued under its Credit Agreement $53.4 million letters of credit related to Employee Housing Bonds. The letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.
The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company currently leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2015.

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
The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of July 31, 2015
Description	Balance at July 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,577	$7,577	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of July 31, 2014
Description	Balance at July 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$9,022	$9,022	$—	$—
Commercial Paper	$630	$—	$630	$—
Certificates of Deposit	$880	$—	$880	$—

Liabilities:
Contingent Consideration	$10,500	$—	$—	$10,500

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
The following change in Contingent Consideration during the years ended July 31, 2014 and 2015 were as follows:

Balance at July 31, 2013	$9,100
Change in fair value	1,400
Balance at July 31, 2014	$10,500
Change in fair value	(3,600)
Balance at July 31, 2015	$6,900

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the Lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The fair value of Contingent Consideration includes the resort operations of Park City, following completion of the acquisition, in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City along with all future capital expenditures associated with Canyons, Park City or the combined resort. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 2.5%. The model also incorporates assumptions for EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2015, the Company recorded a decrease of $3.6 million in the estimated fair value of the participating contingent payments, and recorded the related gain in income from operations. The estimated fair value of the contingent consideration is $6.9 million as of July 31, 2015 and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

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

On January 29, 2015, the parties completed the execution of a comprehensive settlement agreement resolving all issues and computations in the above mentioned pending proceedings, which allowed the Company to utilize a significant portion of the NOLs. As a result, the Company reversed $27.7 million of other long-term liabilities related to uncertain tax benefits, and recorded income tax benefits of $23.8 million for the utilization of the NOLs, including the reversal of accrued interest and penalties, within its Consolidated Condensed Statements of Operations for the year ended July 31, 2015.

U.S. and foreign components of income before provision for income taxes is as follows (in thousands):

	Year Ended July 31,
	2015	2014	2013
U.S.	$142,190	$45,895	$60,906
Foreign	7,138	(1,823)	(1,677)
Income before income taxes	$149,328	$44,072	$59,229

The Company has NOL carryforwards totaling $34.3 million which are primarily comprised of state NOL carryforwards that expire by the year ending July 31, 2031. As of July 31, 2015, the Company recorded a valuation allowance on $29.4 million of these NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $0.7 million which expire by the year ending July 31, 2026. As of July 31, 2015, the Company has recorded a valuation allowance of $0.7 million on foreign tax credit carryforwards as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2015	2014
Deferred income tax liabilities:
Fixed assets	$173,908	$154,874
Intangible assets	53,654	46,980
Total	227,562	201,854
Deferred income tax assets:
Canyons obligation	18,687	18,481
Deferred private club membership revenue	18,085	19,643
Real estate and other investments	7,771	7,130
Deferred compensation and other accrued benefits	12,590	11,180
Stock-based compensation	15,896	15,309
Unfavorable lease obligation, net	11,510	12,995
Net operating loss carryforwards and other tax credits	3,610	3,984
Other, net	23,066	16,836
Total	111,215	105,558
Valuation allowance for deferred income taxes	(3,487)	(3,017)
Deferred income tax assets, net of valuation allowance	107,728	102,541
Net deferred income tax liability	$119,834	$99,313
The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2015	2014
Net current deferred income tax asset	$27,962	$29,249
Net non-current deferred income tax asset	—	—
Net non-current deferred income tax liability	147,796	128,562
Net deferred income tax liability	$119,834	$99,313

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended July 31,
	2015	2014	2013
Current:
Federal	$12,668	$8,082	$25,753
State	5,501	1,565	3,991
Foreign	3,581	—	—
Total current	21,750	9,647	29,744
Deferred:
Federal	11,534	5,470	(7,175)
State	1,623	749	(950)
Foreign	(189)	—	—
Total deferred	12,968	6,219	(8,125)
Provision for income taxes	$34,718	$15,866	$21,619
A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2015	2014	2013
At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.2%	3.4%	3.3%
Nondeductible meals or entertainment	0.2%	0.7%	0.4%
General business credits	(0.5)%	(1.7)%	(1.2)%
IRS settlement on NOL utilization	(16.0)%	—%	—%
Domestic production deduction	(0.7)%	(1.4)%	(1.2)%
Change in valuation allowance	0.5%	—%	—%
Other	1.5%	—%	0.2%
Effective tax rate	23.2%	36.0%	36.5%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2015	2014	2013
Balance, beginning of year	$46,973	$26,205	$26,271
Additions based on tax positions related to the current year	—	21,082	—
Additions for tax positions of prior years	17,443	—	—
Reductions for tax positions of prior years	(21,574)	—	—
Lapse of statute of limitations	—	(314)	(66)
Settlements	(4,270)	—	—
Balance, end of year	$38,572	$46,973	$26,205

As of July 31, 2015 the Company's unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The Company does not anticipate a significant change to its unrecognized tax benefits recorded as of July 31, 2015 during the twelve months ending July 31, 2016. As of July 31, 2015 and 2014, accrued interest and penalties, net of tax, was $0.5 million and $1.9 million, respectively. For the years ended July 31, 2015, 2014 and 2013, the Company recognized as income tax (benefit) expense $(1.4) million, $0.1 million and zero of interest (income) expense and penalties, net of tax, respectively.

The Company's major tax jurisdictions in which it files income tax returns is the U.S. federal jurisdiction, various state jurisdictions and Australia. As discussed above, on January 29, 2015, all issues and computations were resolved upon the completion of a comprehensive settlement agreement with the IRS in regards to the federal NOL carryforward dispute. The Company is no longer subject to U.S. federal examinations for tax years prior to 2012. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2006.

11.Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2015, 2014 and 2013 were $7.1 million, $7.0 million, and $7.0 million, respectively.

12.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Company’s Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets as of July 31, 2015 and 2014, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.
Guarantees/Indemnifications
As of July 31, 2015, the Company had various other letters of credit in the amount of $65.2 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $11.8 million for workers’ compensation, general liability construction related deductibles and other activities.
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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of CNL Lifestyle Properties, Inc., a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10.25% increasing to 11% of assets under lease over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, beginning in fiscal 2013 the leases provide for the payment of percentage rent at a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, that initially commenced in 2008, which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent of AUS $1.8 million, with annual CPI increases, and percentage rent at a rate of 2% of certain gross revenue generated at the property.
In addition, the Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.
Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2015, 2014 and 2013, the Company recorded lease expense (including Northstar and Perisher), excluding executory costs, related to these agreements of $39.5 million, $37.3 million and $35.1 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
Future minimum operating lease payments under the above leases as of July 31, 2015 reflected by fiscal year are as follows (in thousands):

2016	$34,937
2017	31,417
2018	28,701
2019	25,447
2020	22,698
Thereafter	148,750
Total	$291,950
Self Insurance
The Company in the U.S. is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2015 and 2014, the accrual for loss contingencies was not material individually and in the aggregate.

13.	Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts/ski areas and related ancillary activities. The Lodging segment includes the operations of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2015	2014	2013
Net revenue:
Lift tickets	$536,458	$447,271	$390,820
Ski school	126,206	109,442	95,254
Dining	101,010	89,892	81,175
Retail/rental	219,153	210,387	199,418
Other	121,202	106,581	100,847
Total Mountain net revenue	1,104,029	963,573	867,514
Lodging	254,553	242,287	210,974
Resort	1,358,582	1,205,860	1,078,488
Real Estate	41,342	48,786	42,309
Total net revenue	$1,399,924	$1,254,646	$1,120,797
Segment operating expense:
Mountain	$777,147	$712,785	$639,706
Lodging	232,877	225,563	198,813
Resort	1,010,024	938,348	838,519
Real Estate	48,408	55,826	58,090
Total segment operating expense	$1,058,432	$994,174	$896,609
Gain on litigation settlement	$16,400	$—	$—
Gain on sale of real property	$151	$—	$6,675
Mountain equity investment income, net	$822	$1,262	$891
Reported EBITDA:
Mountain	$344,104	$252,050	$228,699
Lodging	21,676	16,724	12,161
Resort	365,780	268,774	240,860
Real Estate	(6,915)	(7,040)	(9,106)
Total Reported EBITDA	$358,865	$261,734	$231,754
Real estate held for sale and investment	$129,825	$157,858	$195,230
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$358,865	$261,734	$231,754
Depreciation and amortization	(149,123)	(140,601)	(132,688)
Change in fair value of contingent consideration	3,650	(1,400)	—
Loss on disposal of fixed assets and other, net	(2,057)	(1,208)	(1,222)
Investment income, net	246	375	351
Interest expense	(51,241)	(63,997)	(38,966)
Loss on extinguishment of debt	(11,012)	(10,831)	—
Income before provision for income taxes	149,328	44,072	59,229
Provision for income taxes	(34,718)	(15,866)	(21,619)
Net income	114,610	28,206	37,610
Net loss attributable to noncontrolling interests	144	272	133
Net income attributable to Vail Resorts, Inc.	$114,754	$28,478	$37,743

14.Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2015
	Year Ended July 31, 2015	Quarter Ended, July 31, 2015	Quarter Ended, April 30, 2015	Quarter Ended, January 31, 2015	Quarter Ended, October 31, 2014
Mountain revenue	$1,104,029	$81,061	$499,551	$463,031	$60,386
Lodging revenue	254,553	69,373	67,323	59,364	58,493
Real Estate revenue	41,342	11,648	12,469	7,842	9,383
Total net revenue	1,399,924	162,082	579,343	530,237	128,262
Income (loss) from operations	210,513	(88,478)	227,752	160,071	(88,832)
Net income (loss)	114,610	(70,168)	133,402	115,700	(64,324)
Net income (loss) attributable to Vail Resorts, Inc.	$114,754	$(70,142)	$133,410	$115,762	$(64,276)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$3.16	$(1.92)	$3.67	$3.19	$(1.77)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$3.07	$(1.92)	$3.56	$3.10	$(1.77)

	2014
	Year Ended July 31, 2014	Quarter Ended, July 31, 2014	Quarter Ended, April 30, 2014	Quarter Ended, January 31, 2014	Quarter Ended, October 31, 2013
Mountain revenue	$963,573	$53,999	$460,587	$391,656	$57,331
Lodging revenue	242,287	62,593	66,293	56,187	57,214
Real Estate revenue	48,786	18,896	16,167	4,877	8,846
Total net revenue	1,254,646	135,488	543,047	452,720	123,391
Income (loss) from operations	117,263	(94,493)	203,165	110,695	(102,104)
Net income (loss)	28,206	(75,423)	117,866	59,200	(73,437)
Net income (loss) attributable to Vail Resorts, Inc.	$28,478	$(75,355)	$117,946	$59,263	$(73,376)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$0.79	$(2.08)	$3.26	$1.64	$(2.04)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$0.77	$(2.08)	$3.18	$1.60	$(2.04)

15.	Stock Repurchase Plan
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. The Company did not repurchase any shares of common stock during the years ended July 31, 2015, 2014 or 2013. Since inception of this stock repurchase program through July 31, 2015, the Company has repurchased 4,949,111 shares at a cost of approximately $193.2 million. As of July 31, 2015, 1,050,889 shares remained available to repurchase under the existing repurchase authorization. These authorizations have no expiration date. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

16.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 7.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2015, approximately 2.1 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2015, 2014 and 2013 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2015	2014	2013
Expected volatility	40.6%	41.2%	42.6%
Expected dividends	1.9%	1.2%	1.5%
Expected term (average in years)	4.9-5.6	5.5-5.9	6.0-6.2
Risk-free rate	0.1-2.6%	0.1-2.8%	0.2-1.6%
The Company has estimated forfeiture rates that range from 0.0% to 21.3% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2015. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.
A summary of aggregate option and SARs award activity under the Plan as of July 31, 2013, 2014 and 2015, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2012	3,170	$34.20
Granted	412	57.43
Exercised	(735)	33.22
Forfeited or expired	(94)	43.21
Outstanding at July 31, 2013	2,753	$37.63
Granted	352	73.13
Exercised	(321)	37.62
Forfeited or expired	(28)	48.87
Outstanding at July 31, 2014	2,756	$42.06
Granted	242	91.64
Exercised	(575)	36.20
Forfeited or expired	(38)	75.99
Outstanding at July 31, 2015	2,385	$47.96	5.7 years	$147,196
Vested and expected to vest at July 31, 2015	2,355	$47.63	5.7 years	$146,176
Exercisable at July 31, 2015	1,817	$38.80	4.9 years	$128,829
The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2015, 2014 and 2013 was $29.12, $23.60 and $18.38, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2015,

2014 and 2013 was $37.4 million, $10.8 million and $18.6 million, respectively. The Company had 420,000, 421,000 and 414,000 SARs that vested during the years ended July 31, 2015, 2014 and 2013, respectively. These awards had a total fair value of $13.6 million, $9.8 million and $6.5 million at the date of vesting for the years ended July 31, 2015, 2014 and 2013, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2015, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2014	783	$19.42
Granted	242	29.12
Vested	(420)	17.41
Forfeited	(38)	26.57
Nonvested at July 31, 2015	567	$24.56
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2015, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2014	274	$58.68
Granted	143	83.50
Vested	(113)	54.38
Forfeited	(33)	70.91
Nonvested at July 31, 2015	271	$72.10

The Company granted 143,000 restricted share units during the year ended July 31, 2015 with a weighted-average grant-date fair value of $83.50. The Company granted 152,000 restricted share units during the year ended July 31, 2014 with a weighted-average grant-date fair value of $67.48. The Company granted 159,000 restricted share units during the year ended July 31, 2013 with a weighted-average grant-date fair value of $52.94. The Company had 113,000, 166,000 and 134,000 restricted share units that vested during the years ended July 31, 2015, 2014 and 2013, respectively. These units had a total fair value of $9.9 million, $6.9 million and $5.0 million at the date of vesting for the years ended July 31, 2015, 2014 and 2013, respectively.
As of July 31, 2015, there was $18.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $11.2 million, $6.1 million and $0.9 million of expense is expected to be recognized in the years ending July 31, 2016, 2017 and 2018, respectively, assuming no future share-based awards are granted.
Cash received from options exercised under all share-based payment arrangements was $1.1 million, $1.8 million and $3.0 million for the years ended July 31, 2015, 2014 and 2013, respectively. The tax benefit realized or to be realized from options/SARs exercised and restricted stock units vested was $18.1 million, $8.5 million and $9.8 million for the years ended July 31, 2015, 2014 and 2013, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.

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
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2015, 2014 and 2013 was $4.5 million, $4.1 million and $3.7 million, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

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

2.2
Purchase and Sale Agreement, dated as of September 11, 2014, between VR CPC Holdings, Inc. and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc. and Powdr Development Company. (Incorporated by reference to Exhibit 2.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2014) (File No. 001-09614).

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

Posted Exhibit Number	Description	Sequentially Numbered Page
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

4.1(g)
Supplemental Indenture, dated October 5, 2014, by and among Vail Resorts, Inc. as Issuer, the Guarantors named therein as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2014) (File No. 001-09614).

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

Posted Exhibit Number	Description	Sequentially Numbered Page
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

10.9*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007) (File No. 001-09614).

10.10*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.11*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.12*
Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009) (File No. 001-09614).

10.13(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.13(b)*
First Amendment to Employment Agreement, dated September 30, 2011, by and between Vail Resorts, Inc. and Robert A. Katz (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2011) (File No. 001-09614).

10.13(c)*
Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

10.14(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Holdings, Inc., a wholly-owned subsidiary of Vail Resorts, Inc., and Blaise Carrig. (Incorporated by reference to Exhibit 10.5 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.14(b)*
Addendum to the Employment Agreement, dated September 1, 2002, between Blaise Carrig and Heavenly Valley, Limited Partnership. (Incorporated by reference to Exhibit 10.31(b) of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2008) (File No. 001-09614).

10.14(c)*
Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Holdings, Inc. and Blaise Carrig. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

10.15*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.16
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

Posted Exhibit Number	Description	Sequentially Numbered Page
10.17
Guaranty of Vail Resorts, Inc., dated May 29, 2013, in connection with the Master Agreement of Lease between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.18
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

10.19*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2014) (File No. 001-09614).

10.20
Seventh Amended and Restated Credit Agreement, Annex A to that certain Amendment Agreement, dated as of May 1, 2015, among Vail Holdings, Inc., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, BBVA Compass, as documentation agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2015) (File No. 001-09614).

21	Subsidiaries of Vail Resorts, Inc.	68

23	Consent of Independent Registered Public Accounting Firm.	80

24	Power of Attorney. Included on signature pages hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	81

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	82

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	83

101
The following information from the Company's Year End Report on Form 10-K for the year ended July 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2015 and July 31, 2014; (ii) Consolidated Statements of Operations as of July 31, 2015, July 31, 2014 and July 31, 2013; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2015, July 31, 2014 and July 31, 2013; (iv) Consolidated Statements of Stockholders' Equity as of July 31, 2015, July 31, 2014 and July 31, 2013 (v) Consolidated Statements of Cash Flows as of July 31, 2015, July 31, 2014 and July 31, 2013; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)
For the Years Ended July 31,

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2013
Inventory Reserves	$1,864	$2,203	$(2,307)	$1,760
Valuation Allowance on Income Taxes	1,588	1,474	—	3,062
Trade Receivable Allowances	4,553	773	(4,848)	478
2014
Inventory Reserves	1,760	2,279	(1,903)	2,136
Valuation Allowance on Income Taxes	3,062	—	(45)	3,017
Trade Receivable Allowances	478	914	(711)	681
2015
Inventory Reserves	2,136	2,643	(2,864)	1,915
Valuation Allowance on Income Taxes	3,017	470	—	3,487
Trade Receivable Allowances	$681	$1,303	$(1,238)	$746

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2015		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2015		Vail Resorts, Inc.

	By:	/s/ Mark L. Schoppet
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2015.

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