Form 10-Q
period 2015-10-31
VAIL RESORTS INC
filed 2015-12-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 2, 2015, 36,240,129 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2015	July 31, 2015	October 31, 2014
Assets
Current assets:
Cash and cash equivalents	$39,606	$35,459	$29,840
Restricted cash	5,562	13,012	13,282
Trade receivables, net	52,389	113,990	36,137
Inventories, net	95,001	73,485	88,279
Other current assets	61,762	52,197	64,452
Total current assets	254,320	288,143	231,990
Property, plant and equipment, net (Note 6)	1,388,565	1,386,275	1,295,530
Real estate held for sale and investment	120,769	129,825	157,182
Goodwill, net	499,607	500,433	469,892
Intangible assets, net	142,687	144,149	144,098
Other assets	39,390	40,796	42,176
Total assets	$2,445,338	$2,489,621	$2,340,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$438,837	$331,299	$390,270
Income taxes payable	54,312	57,194	31,604
Long-term debt due within one year (Note 4)	13,319	10,154	1,022
Total current liabilities	506,468	398,647	422,896
Long-term debt (Note 4)	817,058	806,676	819,238
Other long-term liabilities (Note 6)	254,251	255,916	255,186
Deferred income taxes	110,912	147,796	84,862
Total liabilities	1,688,689	1,609,035	1,582,182
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,566,094, 41,462,941 and 41,264,761 shares issued, respectively	416	415	413
Additional paid-in capital	624,274	623,510	615,680
Accumulated other comprehensive loss	(7,321)	(4,913)	(339)
Retained earnings	358,507	440,748	322,163
Treasury stock, at cost, 5,326,941, 4,949,111, and 4,949,111 shares, respectively (Note 11)	(233,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	742,684	866,568	744,725
Noncontrolling interests	13,965	14,018	13,961
Total stockholders’ equity	756,649	880,586	758,686
Total liabilities and stockholders’ equity	$2,445,338	$2,489,621	$2,340,868
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net revenue:
Mountain	$100,933	$60,386
Lodging	64,286	58,493
Real estate	9,348	9,383
Total net revenue	174,567	128,262
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	151,158	131,952
Lodging	61,437	57,754
Real estate	9,341	11,614
Total segment operating expense	221,936	201,320
Other operating (expense) income:
Depreciation and amortization	(38,700)	(35,969)
Gain on sale of real property	1,159	—
Gain on litigation settlement (Note 5)	—	16,400
Change in fair value of Contingent Consideration (Note 8)	—	4,550
Loss on disposal of fixed assets and other, net	(1,779)	(755)
Loss from operations	(86,689)	(88,832)
Mountain equity investment income, net	842	325
Investment income (loss), net	198	(26)
Interest expense	(10,595)	(13,568)
Loss before benefit from income taxes	(96,244)	(102,101)
Benefit from income taxes	36,574	37,777
Net loss	(59,670)	(64,324)
Net loss attributable to noncontrolling interests	83	48
Net loss attributable to Vail Resorts, Inc.	$(59,587)	$(64,276)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.63)	$(1.77)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.63)	$(1.77)
Cash dividends declared per share	$0.6225	$0.4150
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net loss	$(59,670)	$(64,324)
Foreign currency translation adjustments, net of tax	(2,408)	(140)
Comprehensive loss	(62,078)	(64,464)
Comprehensive loss attributable to noncontrolling interests	83	48
Comprehensive loss attributable to Vail Resorts, Inc.	$(61,995)	$(64,416)
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders' Equity
(In thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, July 31, 2014	41,152,800	$412	$612,322	$401,500	$(193,192)	$(199)	$820,843	$13,957	$834,800
Comprehensive loss:
Net loss	—	—	—	(64,276)	—	—	(64,276)	(48)	(64,324)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(140)	(140)	—	(140)
Total comprehensive loss							(64,416)	(48)	(64,464)
Stock-based compensation expense	—	—	4,201	—	—	—	4,201	—	4,201
Issuance of shares under share award plans, net of shares withheld for taxes	111,961	1	(3,187)	—	—	—	(3,186)	—	(3,186)
Tax benefit from share award plans	—	—	2,344	—	—	—	2,344	—	2,344
Dividends	—	—	—	(15,061)	—	—	(15,061)	—	(15,061)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	52	52
Balance, October 31, 2014	41,264,761	$413	$615,680	$322,163	$(193,192)	$(339)	$744,725	$13,961	$758,686

Balance, July 31, 2015	41,462,941	$415	$623,510	$440,748	$(193,192)	$(4,913)	$866,568	$14,018	$880,586
Comprehensive loss:
Net loss	—	—	—	(59,587)	—	—	(59,587)	(83)	(59,670)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(2,408)	(2,408)	—	(2,408)
Total comprehensive loss							(61,995)	(83)	(62,078)
Stock-based compensation expense	—	—	4,090	—	—	—	4,090	—	4,090
Issuance of shares under share award plans, net of shares withheld for taxes	103,153	1	(6,001)	—	—	—	(6,000)	—	(6,000)
Tax benefit from share award plans	—	—	2,675	—	—	—	2,675	—	2,675
Repurchases of common stock (Note 11)	—	—	—	—	(40,000)	—	(40,000)	—	(40,000)
Dividends	—	—	—	(22,654)	—	—	(22,654)	—	(22,654)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	30	30
Balance, October 31, 2015	41,566,094	$416	$624,274	$358,507	$(233,192)	$(7,321)	$742,684	$13,965	$756,649
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(59,670)	$(64,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,700	35,969
Cost of real estate sales	6,940	7,015
Stock-based compensation expense	4,090	4,201
Deferred income taxes, net	(36,574)	(37,777)
Change in fair value of Contingent Consideration	—	(4,550)
Gain on litigation settlement	—	(16,400)
Park City litigation settlement payment	—	(10,000)
Other non-cash income, net	(1,862)	(1,614)
Changes in assets and liabilities:
Restricted cash	7,450	(104)
Trade receivables, net	62,174	61,016
Inventories, net	(21,612)	(20,733)
Accounts payable and accrued liabilities	83,805	81,156
Other assets and liabilities, net	(8,870)	(9,376)
Net cash provided by operating activities	74,571	24,479
Cash flows from investing activities:
Capital expenditures	(25,077)	(27,756)
Acquisition of business	—	(182,500)
Other investing activities, net	3,023	629
Net cash used in investing activities	(22,054)	(209,627)
Cash flows from financing activities:
Proceeds from borrowings under Credit Facility Revolver	70,000	213,000
Payments on Credit Facility Revolver	(57,500)	(30,000)
Payments of other long-term debt	(253)	(253)
Dividends paid	(22,654)	(15,061)
Repurchases of common stock	(40,000)	—
Other financing activities, net	2,829	2,912
Net cash (used in) provided by financing activities	(47,578)	170,598
Effect of exchange rate changes on cash and cash equivalents	(792)	(16)
Net increase (decrease) in cash and cash equivalents	4,147	(14,566)
Cash and cash equivalents:
Beginning of period	35,459	44,406
End of period	$39,606	$29,840

Non-cash investing and financing activities:
Accrued capital expenditures	$24,631	$10,419
Capital expenditures under long-term financing	$—	$9,492
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

In the Mountain segment, the Company operates nine world-class mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; Park City in Utah (comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort in Park City, Utah); the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; Perisher Ski Resort (“Perisher” acquired on June 30, 2015) in New South Wales, Australia; and the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (except for Northstar, Park City and the Urban ski areas) operate primarily on federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s U.S. mountain resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in the Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses.

Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns and develops real estate in and around the Company’s resort communities.

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in the United States. The Company’s peak operating season at Perisher, its NPS concessionaire properties and its golf courses generally occur from June to early October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2015 was derived from audited financial statements.

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

Park City Mountain Resort Retrospective Adjustment— During the fiscal year ended July 31, 2015, the Company recorded a measurement period adjustment to its Park City Mountain Resort preliminary purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill and reflected this as a retrospective adjustment as of October 31, 2014. As such, the October 31, 2014 Consolidated Condensed Balance Sheet reflects this retrospective adjustment.
Fair Value Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Credit Facility Revolver, Credit Facility Term Loan and the Employee Housing Bonds (Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The fair value of other long-term debt (Note 4, Long-Term Debt) has been estimated using discounted cash flow analyses based on borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The estimated fair value of other long-term debt as of October 31, 2015 is presented below (in thousands):

	October 31, 2015
	Carrying Value	Fair Value
Other long-term debt	$11,410	$11,806

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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In June 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s 2017 first fiscal quarter) and early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis. The adoption of this new accounting standard will amend presentation and disclosure requirements concerning debt issuance costs, and as such the adoption will not affect the Company’s overall financial position or results of operations and cash flows.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The standard requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The standard eliminates the previous requirement to retrospectively account for such adjustments but requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The standard is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods (the Company's 2017 first fiscal quarter), with early adoption permitted, and is to be applied prospectively. The Company plans on early adopting this standard and would apply this standard, as applicable, on any future measurement period adjustments.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard changes how deferred taxes are classified on an entity’s balance sheets. The standard eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016 (the Company’s 2018 first fiscal quarter), with early adoption permitted, and may be applied prospectively or retrospectively. The adoption of this new accounting standard will amend presentation requirements and as such the adoption will not affect the Company’s overall financial position or results of operations and cash flows.

3.	Net Loss Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(59,587)	$(59,587)	$(64,276)	$(64,276)
Weighted-average shares outstanding	36,471	36,471	36,249	36,249
Effect of dilutive securities	—	—	—	—
Total shares	36,471	36,471	36,249	36,249
Net loss per share attributable to Vail Resorts	$(1.63)	$(1.63)	$(1.77)	$(1.77)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.6 million and 1.7 million for the three months ended October 31, 2015 and 2014, respectively.

The Company paid dividends of $0.6225 per share and $0.4150 per share ($22.7 million and $15.1 million in the aggregate) during the three months ended October 31, 2015 and 2014, respectively. On December 4, 2015 the Company’s Board of Directors declared a quarterly cash dividend of $0.6225 per share payable on January 12, 2016 to stockholders of record as of December 28, 2015.

4.	Long-Term Debt
Long-term debt as of October 31, 2015, July 31, 2015 and October 31, 2014 is summarized as follows (in thousands):

	Maturity (a)	October 31, 2015	July 31, 2015	October 31, 2014
Credit Facility Revolver	2020	$197,500	$185,000	$183,000
Credit Facility Term Loan	2020	250,000	250,000	—
Industrial Development Bonds	2020	—	—	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	—	—	215,000
Canyons obligation	2063	318,866	317,455	313,258
Other	2016-2029	11,436	11,800	15,227
Total debt		830,377	816,830	820,260
Less: Current maturities (b)		13,319	10,154	1,022
Long-term debt		$817,058	$806,676	$819,238

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2015 reflected by fiscal year are as follows (in thousands):

Total
2016	$9,790
2017	13,354
2018	13,397
2019	13,455
2020	401,641
Thereafter	378,740
Total debt	$830,377

The Company incurred gross interest expense of $10.6 million and $13.6 million for the three months ended October 31, 2015 and 2014, respectively, of which $0.2 million and $0.4 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the three months ended October 31, 2015 and 2014.

5.	Acquisitions
Perisher Ski Resort
On March 30, 2015, VR Australia Holdings Pty Limited, a wholly-owned subsidiary of the Company, and Murray Publishers Pty Ltd, Consolidated Press Holdings Pty Limited, Transfield Corporate Pty Limited and Transfield Pty Limited (collectively, “Perisher Sellers”) entered into a Purchase and Sale Agreement (the “Perisher Purchase Agreement”) providing for the acquisition of 100% of the stock and units in the entities that operate Perisher Ski Resort (“Perisher”) in New South Wales, Australia. On June 30, 2015, the Company closed on the acquisition of Perisher, for total cash consideration of $124.6 million, net of cash acquired. The Company funded the cash purchase price through borrowings under the revolver portion of its senior credit facility (“Credit Agreement”). Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. As provided under the Perisher Purchase Agreement, the Company acquired the entities that hold the assets, conduct operations and includes the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, including assumed liabilities, from Perisher Sellers.

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

Park City Mountain Resort
On September 11, 2014, VR CPC Holdings, Inc. ("VR CPC"), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort in Park City, Utah. The cash purchase price was $182.5 million and was funded through borrowings under the revolver portion of the Company's senior credit facility.

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City Mountain Resort, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City Mountain Resort. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City Mountain Resort (the "Park City Litigation"). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the three months ended October 31, 2014. The gain on litigation settlement represented the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City Mountain Resort acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City Mountain Resort acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City Mountain Resort. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the three months ended October 31, 2014, resulting from the settlement of the Park City Litigation.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

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

During the fiscal year ended July 31, 2015, the Company recorded an adjustment to its preliminary purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill and reflected this as a retrospective adjustment as of October 31, 2014.

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City Mountain Resort and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $0.8 million of net revenue for the three months ended October 31, 2014. Additionally, the Company recognized $0.9 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the three months ended October 31, 2014.

Certain land and improvements in the Park City Mountain Resort ski area (excluding the base area) were part of the Talisker leased premises to Park City Mountain Resort and were subject to the Park City Litigation as of the Canyons transaction date (May 29, 2013), and as such, were recorded as a deposit ("Park City Deposit") for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction. Upon settlement of the Park City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the three months ended October 31, 2014. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City Mountain Resort will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 8, Fair Value Measurements). The majority of the assets acquired under the Park City Mountain Resort acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.

Perisher and Park City Mountain Resort Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Perisher and Park City Mountain Resort were completed on August 1, 2014. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) related-party land leases; and (iv) transaction and business integration related costs. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2014 (in thousands, except per share amounts).

Three Months Ended October 31,
2014
Pro forma net revenue	$172,577
Pro forma net loss attributable to Vail Resorts, Inc.	$(54,607)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.51)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.51)

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2015	July 31, 2015	October 31, 2014
Land and land improvements	$431,798	$431,854	$409,060
Buildings and building improvements	1,006,033	1,006,821	948,932
Machinery and equipment	814,362	815,946	731,782
Furniture and fixtures	289,173	286,863	268,536
Software	107,063	106,433	98,899
Vehicles	61,546	61,036	55,788
Construction in progress	86,042	53,158	74,996
Gross property, plant and equipment	2,796,017	2,762,111	2,587,993
Accumulated depreciation	(1,407,452)	(1,375,836)	(1,292,463)
Property, plant and equipment, net	$1,388,565	$1,386,275	$1,295,530

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2015	July 31, 2015	October 31, 2014
Trade payables	$101,016	$62,099	$94,035
Deferred revenue	240,288	145,949	198,133
Accrued salaries, wages and deferred compensation	11,878	33,461	18,379
Accrued benefits	22,818	24,436	20,046
Deposits	15,979	19,336	14,614
Other accruals	46,858	46,018	45,063
Total accounts payable and accrued liabilities	$438,837	$331,299	$390,270

The composition of other long-term liabilities follows (in thousands):

	October 31, 2015	July 31, 2015	October 31, 2014
Private club deferred initiation fee revenue	$124,449	$126,104	$127,879
Unfavorable lease obligation, net	29,279	29,997	30,817
Other long-term liabilities	100,523	99,815	96,490
Total other long-term liabilities	$254,251	$255,916	$255,186

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of October 31, 2015, the Employee Housing Entities had total assets of $25.9 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.3 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company's Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment, net) and no debt as of October 31, 2015.

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of October 31, 2015
Description	Balance at October 31, 2015	Level 1	Level 2	Level 3

Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,901	$—	$2,901	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of July 31, 2015
Description	Balance at July 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,577	$7,577	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of October 31, 2014
Description	Balance at October 31, 2014	Level 1	Level 2	Level 3
Assets:
Money Market	$8,391	$8,391	$—	$—
Commercial Paper	$1,770	$—	$1,770	$—
Certificates of Deposit	$3,530	$—	$3,530	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the three months ended October 31, 2015 and 2014 were as follows (in thousands):

Balance as of July 31, 2015 and 2014, respectively	$6,900	$10,500
Change in fair value	—	(4,500)
Balance as of October 31, 2015 and 2014, respectively	$6,900	$6,000

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the "Contingent Consideration"). The fair value of Contingent Consideration includes the resort operations of Park City Mountain Resort, following completion of the acquisition, in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City Mountain Resort. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. As of October 31, 2015, key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 2.5%. The model also incorporates assumptions for EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2015, the Company did not record a change in the estimated fair value of the participating contingent payments. The estimated fair value of the contingent consideration is $6.9 million as of October 31, 2015, and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2015, July 31, 2015 and October 31, 2014, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the year ending July 31, 2029.

Guarantees/Indemnifications
As of October 31, 2015, the Company had various other letters of credit for $64.6 million, consisting primarily of $53.4 million to support the Employee Housing Bonds and $11.2 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of October 31, 2015, primarily to provide collateral for its workers compensation self-insurance programs.

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

Self Insurance
The Company is self-insured for claims under its health benefit plans and for the majority of workers’ compensation claims. Workers compensation claims are subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of October 31, 2015, July 31, 2015 and October 31, 2014, the accrual for the above loss contingencies was not material individually and in the aggregate.

10.    Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Mountain segment includes the operations of the Company’s mountain resorts and Urban ski areas and related ancillary services. The Lodging segment includes the operations of all of the Company’s owned hotels in the U.S., RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns and develops real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of each other, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2015	2014
Net revenue:
Lift	$20,153	$—
Ski school	3,384	—
Dining	12,355	8,039
Retail/rental	32,389	29,473
Other	32,652	22,874
Total Mountain net revenue	100,933	60,386
Lodging	64,286	58,493
Total Resort net revenue	165,219	118,879
Real estate	9,348	9,383
Total net revenue	$174,567	$128,262
Operating expense:
Mountain	$151,158	$131,952
Lodging	61,437	57,754
Total Resort operating expense	212,595	189,706
Real estate	9,341	11,614
Total segment operating expense	$221,936	$201,320
Gain on litigation settlement	—	16,400
Gain on sale of real property	1,159	—
Mountain equity investment income, net	842	325
Reported EBITDA:
Mountain	$(49,383)	$(54,841)
Lodging	2,849	739
Resort	(46,534)	(54,102)
Real estate	1,166	(2,231)
Total Reported EBITDA	$(45,368)	$(56,333)

Real estate held for sale and investment	$120,769	$157,182

Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(45,368)	$(56,333)
Depreciation and amortization	(38,700)	(35,969)
Change in fair value of contingent consideration	—	4,550
Loss on disposal of fixed assets and other, net	(1,779)	(755)
Investment income (loss), net	198	(26)
Interest expense	(10,595)	(13,568)
Loss before benefit from income taxes	(96,244)	(102,101)
Benefit from income taxes	36,574	37,777
Net loss	$(59,670)	$(64,324)
Net loss attributable to noncontrolling interests	83	48
Net loss attributable to Vail Resorts, Inc.	$(59,587)	$(64,276)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock and on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares. During the three months ended October 31, 2015 and 2014, the Company repurchased 377,830 shares (at a total cost of $40.0 million) and zero shares of common stock, respectively. Since inception of its share repurchase program through October 31, 2015, the Company has repurchased 5,326,941 shares at a cost of approximately $233.2 million. As of October 31, 2015, 673,059 shares remained available to repurchase under the existing share repurchase program. On December 4, 2015, the Company's Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,500,000 shares. As a result, 2,173,059 shares are available to repurchase under the share repurchase program. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2015 ("Form 10-Q") as "we," "us," "our" or the "Company."

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2015 and 2014 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

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

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); Park City in Utah (comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort in Park City, Utah); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); Perisher Ski resort (“Perisher” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our U.S. mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Consequently, our first fiscal quarter is a seasonally low period as our U.S. ski operations are generally not open for business until our second fiscal quarter combined with the fact that Perisher and our U.S. summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our U.S. mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our U.S. mountain resorts, retail/rental operations and peak season Perisher operations.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand, including several proximate to our U.S. mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our U.S. mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

Revenue of the lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our U.S. mountain resorts, and CME, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. During fiscal year 2015, pass revenue represented approximately 40% of total lift revenue. Through December 5, 2015, our season pass sales for the 2015/2016 U.S. ski season have increased approximately 13% in units and increased approximately 19% in sales dollars, compared to the prior year period ended December 6, 2014, excluding season pass sales at Perisher for its 2016 ski season. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2015/2016 U.S. ski season.

•
Although many key economic indicators have improved including stronger consumer confidence and declines in the unemployment rate, the growth in the U.S. economy may be challenged by declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies against the U.S. dollar and lower commodity prices. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2015/2016 U.S. ski season.

•
On March 30, 2015, we entered into a Purchase and Sale Agreement (the “Perisher Purchase Agreement”) with Murray Publishers Pty Ltd, Consolidated Press Holdings Pty Limited, Transfield Corporate Pty Limited and Transfield Pty Limited (collectively, “Perisher Sellers”) providing for the acquisition of the entities that operate Perisher in New South Wales, Australia. On June 30, 2015, we closed on the acquisition of Perisher, for total cash consideration of AU$176.2 million (approximately US$134.8 million), excluding cash acquired and assumed working capital. The cash purchase price was funded through borrowings from the revolving portion of our senior credit facility (“Credit Agreement”). We expect that Perisher will positively contribute to our results of operations with its peak operating season occurring during our first and fourth fiscal quarters. However, we cannot predict whether we will realize all of the synergies expected from the operations of Perisher and the ultimate impact Perisher will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Perisher acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of October 31, 2015 are subject to change.

•
As of October 31, 2015, we had $39.6 million in cash and cash equivalents, as well as $129.9 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $197.5 million and certain letters of credit outstanding of $72.6 million). The outstanding borrowings under the revolver component of our Credit Agreement are primarily a result of funding the cash purchase price for our acquisition of Perisher of approximately US$134.8 million, excluding cash acquired and assumed working capital. We believe that the terms of our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments, primarily occurring during our second and third fiscal quarters, less resort capital expenditures has and is anticipated to continue to provide us with substantial liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including the continued payment of a quarterly cash dividend and additional share repurchases.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of October 31, 2015, we had seven units at The Ritz-Carlton Residences, Vail and two units at One Ski Hill Place in Breckenridge available for sale with a remaining book value of approximately $21.4 million for both projects as of October 31, 2015. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take less than two years to complete assuming continued stability in resort real estate markets.

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income, as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2015 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, it could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively affecting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS
Summary
Below is a summary of operating results for the three months ended October 31, 2015, compared to the three months ended October 31, 2014 (in thousands):

	Three Months Ended October 31,
	2015	2014
Mountain Reported EBITDA	$(49,383)	$(54,841)
Lodging Reported EBITDA	2,849	739
Resort Reported EBITDA	(46,534)	(54,102)
Real Estate Reported EBITDA	1,166	(2,231)
Loss before benefit from income taxes	(96,244)	(102,101)
Net loss attributable to Vail Resorts, Inc.	$(59,587)	$(64,276)

A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2015 compared to the three months ended October 31, 2014
Mountain segment operating results for the three months ended October 31, 2015 and 2014 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2015	2014
Net Mountain revenue:
Lift	$20,153	$—	nm
Ski school	3,384	—	nm
Dining	12,355	8,039	53.7%
Retail/rental	32,389	29,473	9.9%
Other	32,652	22,874	42.7%
Total Mountain net revenue	$100,933	$60,386	67.1%
Mountain operating expense:
Labor and labor-related benefits	$51,799	$43,005	20.4%
Retail cost of sales	16,479	16,790	(1.9)%
General and administrative	37,214	32,016	16.2%
Other	45,666	40,141	13.8%
Total Mountain operating expense	$151,158	$131,952	14.6%
Gain on litigation settlement	—	16,400	(100.0)%
Mountain equity investment income, net	842	325	159.1%
Mountain Reported EBITDA	$(49,383)	$(54,841)	10.0%

Total skier visits	435	—	nm
ETP	$46.33	$—	nm

Mountain Reported EBITDA includes $3.4 million and $3.2 million of stock-based compensation expense for the three months ended October 31, 2015 and 2014, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our U.S. mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter. Additionally, the first fiscal quarter generally has consisted of operating and administrative expenses, summer activities (including dining) and retail/rental operations. However, with our acquisition of Perisher (acquired June 30, 2015) which has its peak operating season from June through early October, Mountain Reported EBITDA for the three months ended October 31, 2015 improved $5.5 million, or 10.0%, compared to the same period in the prior year. Additionally, Mountain Reported EBITDA for the three months ended October 31, 2015 compared to the same period in the prior year was favorably impacted by increased summer activities and transaction, integration and litigation expenses incurred in the same period in the prior year related to Park City. These favorable impacts were largely offset by the $16.4 million non-cash gain on Park City litigation settlement recognized during the three months ended October 31, 2014 and by recording a full non-peak fiscal quarter of operating results for Park City compared to the same period in the prior year due to the acquisition of Park City Mountain Resort in September 2014.

During the three months ended October 31, 2015, we generated $20.2 million and $3.4 million of lift revenue and ski school revenue, respectively, from Perisher's ski season operations, which comprises the majority of Perisher's revenue for the fiscal quarter. Dining revenue increased $4.3 million, or 53.7%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily resulting from incremental dining revenue from Perisher and increased visitation to our U.S resort dining outlets.

Retail/rental revenue increased $2.9 million, or 9.9%, for the three months ended October 31, 2015 compared to the same period in the prior year, which was primarily attributable to incremental Perisher retail/rental revenue.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the three months ended October 31, 2015, other revenue increased $9.8 million, or 42.7%, compared to the same period in the prior year, primarily attributable to incremental revenue from Perisher, our first full fiscal quarter of Park City's summer activities, and an increase in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts.

Operating expense increased $19.2 million, or 14.6%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily due to incremental expenses of $15.5 million from Perisher. Operating expense in the prior year included $3.1 million of Park City litigation, integration and transaction costs. Excluding these expenses, operating expense increased $6.8 million, or 5.3%, for the three months ended October 31, 2015 compared to the same period in the prior year. Labor and labor-related benefits (excluding Perisher) increased $1.8 million, or 4.1%, primarily due to incremental labor from Park City having a full fiscal quarter of operations during the current fiscal quarter and normal wage adjustments. Retail cost of sales decreased $0.3 million, or 1.9%, compared to an increase in retail sales of $0.7 million, primarily as a result of improvement in the gross profit margin percentage at our retail outlets. General and Administrative expenses (excluding Perisher) increased $3.5 million, or 10.9%, primarily due to a higher Mountain segment component of corporate costs including increased sales and marketing expense, increased information and technology expense, and increased human resources expense. Other expense (excluding Perisher in the current year period and Park City litigation, integration and transaction costs from the prior year) increased $2.3 million, or 6.2%, primarily due to higher repairs and maintenance expense, supplies expense, professional services expense and food and beverage cost of sales commensurate with increased dining revenue and incremental Park City expenses due to a full fiscal quarter of operations.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. The increase in equity investment income for the three months ended October 31, 2015 is primarily due to increased commissions earned by the brokerage due to a higher level of real estate closures compared to the same period in the prior year.

Lodging Segment

Three months ended October 31, 2015 compared to the three months ended October 31, 2014
Lodging segment operating results for the three months ended October 31, 2015 and 2014 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2015	2014
Lodging net revenue:
Owned hotel rooms	$17,306	$14,918	16.0%
Managed condominium rooms	8,247	8,111	1.7%
Dining	15,041	13,538	11.1%
Transportation	2,320	2,317	0.1%
Golf	8,247	7,549	9.2%
Other	10,425	9,818	6.2%
	61,586	56,251	9.5%
Payroll cost reimbursements	2,700	2,242	20.4%
Total Lodging net revenue	$64,286	$58,493	9.9%
Lodging operating expense:
Labor and labor-related benefits	$28,695	$27,375	4.8%
General and administrative	7,969	7,517	6.0%
Other	22,073	20,620	7.0%
	58,737	55,512	5.8%
Reimbursed payroll costs	2,700	2,242	20.4%
Total Lodging operating expense	$61,437	$57,754	6.4%
Lodging Reported EBITDA	$2,849	$739	285.5%

Owned hotel statistics:
ADR	$199.41	$189.50	5.2%
RevPar	$133.14	$118.37	12.5%
Managed condominium statistics:
ADR	$177.76	$176.22	0.9%
RevPar	$43.92	$41.44	6.0%
Owned hotel and managed condominium statistics (combined):
ADR	$190.35	$183.76	3.6%
RevPar	$74.20	$66.91	10.9%

The Lodging segment ADR and RevPAR statistics presented above for the three months ended October 31, 2014 have been adjusted to exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

Lodging Reported EBITDA includes $0.7 million and $0.6 million of stock-based compensation expense for the three months ended October 31, 2015 and 2014, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended October 31, 2015 increased $5.3 million, or 9.5%, as compared to the three months ended October 31, 2014. This increase was primarily attributable to an increase in transient business from improved summer visitation at GTLC and our Colorado mountain resort properties. Additionally, our Colorado resort properties experienced an improvement in group business.

Revenue from owned hotel rooms increased $2.4 million, or 16.0%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Owned room revenue was positively impacted by an increase of $1.7 million at GTLC resulting from an increase in transient guest visitation and ADR. Additionally, owned revenue at our Colorado lodging properties increased $0.7 million, resulting from an increase in transient guest and group visitation attributable to improved summer visitation at our Colorado mountain resorts. Revenue from managed condominium rooms increased $0.1 million, or 1.7%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily as a result of increased group business.

Dining revenue for the three months ended October 31, 2015 increased $1.5 million, or 11.1%, as compared to the three months ended October 31, 2014, primarily due to increased dining revenue generated at GTLC and our Colorado lodging properties as a result of increased summer visitation. Golf revenue for the three months ended October 31, 2015 increased $0.7 million, or 9.2%, as compared to the three months ended October 31, 2014 primarily due to incremental revenue from reimbursable expenses for managing the Canyons golf course beginning in the summer of 2015. Other revenue increased $0.6 million, or 6.2%, compared to the same period in the prior year primarily due to an increase in ancillary revenue from improved visitation at GTLC.

Operating expense (excluding reimbursed payroll costs) increased $3.2 million, or 5.8%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Labor and labor-related benefits increased $1.3 million, or 4.8%, resulting from normal wage increases and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $0.5 million, or 6.0%, due to higher allocated corporate costs, including increased marketing and sales expenses, increased information technology expense, and increased expenses from our central reservations booking services. Other expense increased $1.5 million, or 7.0%, primarily due to higher operating expenses (such as food and beverage cost of sales, repairs and maintenance, credit card fees, and linen expenses) and higher advertising expenses.

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

Real Estate Segment

Three months ended October 31, 2015 compared to the three months ended October 31, 2014
Real Estate segment operating results for the three months ended October 31, 2015 and 2014 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2015	2014
Total Real Estate net revenue	$9,348	$9,383	(0.4)%
Real Estate operating expense:
Cost of sales (including sales commission)	7,767	7,753	0.2%
Other	1,574	3,861	(59.2)%
Total Real Estate operating expense	9,341	11,614	(19.6)%
Gain on sale of real property	1,159	—	nm
Real Estate Reported EBITDA	$1,166	$(2,231)	152.3%
Real Estate Reported EBITDA includes zero and $0.4 million of stock-based compensation expense for the three months ended October 31, 2015 and 2014, respectively.

Three months ended October 31, 2015
Real Estate segment net revenue for the three months ended October 31, 2015 was primarily driven by the closing of two condominium units at The Ritz-Carlton Residences, Vail ($5.9 million of revenue with an average selling price of $2.9 million and an average price per square foot of $1,616) and two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129). The average price per square foot for both projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. Additionally, we recorded a gain on sale of real property of $1.2 million (net of $1.7 million in related cost of sales) for a land parcel which sold for $2.9 million.

Operating expense for the three months ended October 31, 2015 included cost of sales of $6.4 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,207) and two condominium units at One Ski Hill Place (average cost per square foot of $931). The cost per square foot for The Ritz-Carlton Residences, Vail and One Ski Hill Place projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.7 million were incurred commensurate with revenue recognized. Other operating expense of $1.6 million was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

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

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2015 increased $2.7 million compared to the same period in the prior year, primarily due to assets acquired in the Perisher and Park City Mountain Resort acquisitions.

Change in fair value of contingent consideration. There was no change in fair value of contingent consideration recorded during the three months ended October 31, 2015. A gain of $4.5 million was recorded during the three months ended October 31, 2014 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. Commensurate with the acquisition of Park City Mountain Resort, the fair value of contingent consideration includes the resort operations of Park City Mountain Resort in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City, or the combined resort. The estimated fair value of the contingent consideration is $6.9 million as of October 31, 2015.

Interest expense. Interest expense for the three months ended October 31, 2015 decreased $3.0 million compared to the same period in the prior year primarily due to the redemption of the remaining $215.0 million of our 6.50% Notes outstanding in May 2015 and the redemption of the entire $41.2 million of our Industrial Development Bonds outstanding in May 2015, partially offset by interest expense on the borrowings incurred under the $250.0 million term loan facility, bearing interest at 1.44% at October 31, 2015, used to fund the redemption of the 6.50% Notes and Industrial Development Bonds in May 2015.

Income taxes.  The effective tax rate benefit for the three months ended October 31, 2015 was 38.0%, compared to 37.0% for the three months ended October 31, 2014.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items).

Reconciliation of Non-GAAP Measures
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2015	2014
Mountain Reported EBITDA	$(49,383)	$(54,841)
Lodging Reported EBITDA	2,849	739
Resort Reported EBITDA	(46,534)	(54,102)
Real Estate Reported EBITDA	1,166	(2,231)
Total Reported EBITDA	(45,368)	(56,333)
Depreciation and amortization	(38,700)	(35,969)
Loss on disposal of fixed assets and other, net	(1,779)	(755)
Change in fair value of contingent consideration	—	4,550
Investment income (loss), net	198	(26)
Interest expense	(10,595)	(13,568)
Loss before benefit from income taxes	(96,244)	(102,101)
Benefit from income taxes	36,574	37,777
Net loss	(59,670)	(64,324)
Net loss attributable to noncontrolling interests	83	48
Net loss attributable to Vail Resorts, Inc.	$(59,587)	$(64,276)
The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2015	2014
Long-term debt	$817,058	$819,238
Long-term debt due within one year	13,319	1,022
Total debt	830,377	820,260
Less: cash and cash equivalents	39,606	29,840
Net Debt	$790,771	$790,420

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash

Historically, we have seasonally low cash and cash equivalents on hand in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited U.S. Mountain segment operations. Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on remaining inventory of real estate available for sale.

We had $39.6 million of cash and cash equivalents as of October 31, 2015, compared to $29.8 million as of October 31, 2014. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects, and occasional land sales.

At October 31, 2015, we also had available $129.9 million under the Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $197.5 million and certain letters of credit outstanding of $72.6 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows, borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2020, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.25%.

Three months ended October 31, 2015 compared to the three months ended October 31, 2014
We generated $74.6 million of cash from operating activities during the three months ended October 31, 2015, an increase of $50.1 million compared to $24.5 million of cash generated during the three months ended October 31, 2014. The increase in operating cash flows was primarily a result of improved Mountain (including the addition of Perisher) and Lodging segment operating results for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, excluding the non-cash gain on litigation settlement of $16.4 million recorded in the prior period; an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2015 compared to the three months ended October 31, 2014; and a $10.0 million Park City litigation payment to Talisker during the three months ended October 31, 2014.

Cash used in investing activities for the three months ended October 31, 2015 decreased by $187.6 million compared to the three months ended October 31, 2014, primarily due to the acquisition of Park City Mountain Resort for $182.5 million during the three months ended October 31, 2014; a decrease in resort capital expenditures of $2.7 million during the three months ended October 31, 2015 compared to the three months ended October 31, 2014; and an increase in cash received from the sale of real property in the current period.

Cash used in financing activities increased $218.2 million during the three months ended October 31, 2015, compared to the three months ended October 31, 2014, due to a decrease in net borrowings under the revolver portion of our credit facility (primarily related to the acquisition of Park City Mountain Resort during the three months ended October 31, 2014); repurchases of our common stock of $40.0 million and an increase in dividends paid of $7.6 million during the three months ended October 31, 2015 compared to the same period in the prior year.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels.  We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $110 million to $115 million of resort capital expenditures for calendar year 2015, which excludes any capital expenditures for new summer activities. This capital plan includes approximately $50 million of capital expenditures for Park City including the installation of an eight-passenger gondola connecting Park City Mountain Resort and Canyons creating the largest ski resort by acreage in the United States, installing a new six-passenger high-speed chairlift and upgrading a fixed-grip triple chairlift to a four-passenger high-speed detachable chairlift, significantly expanding restaurant capacity with a new restaurant and renovations of existing on-mountain facilities and an expanded maintenance capital plan. Excluding investments in summer activities and the one-time $50 million investment in Park City, we expect to invest approximately $60 million to $65 million in ongoing maintenance capital expenditures and discretionary capital expenditures that include, among other projects, upgrading Vail Mountain’s Avanti Chair (Chair 2) to a six-passenger high-speed chairlift, expanding the "refreshing" snowmaking system at Beaver Creek, adding new snowmaking on Peak 6 terrain at Breckenridge, renovating rooms at the Keystone Lodge, and investing in technology and marketing systems. In addition, we expect to spend approximately $15 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly. Approximately $83 million was spent for capital expenditures in calendar year 2015 as of October 31, 2015, leaving approximately $42 million to $47 million to spend in the remainder of calendar year 2015.

For calendar year 2016, we expect to incur resort capital expenditures of approximately $100 million, which excludes any capital expenditures for new summer activities. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Principal payments on the vast majority of our long-term debt ($780.4 million of the total $830.4 million debt outstanding as of October 31, 2015) are not due until fiscal 2020 and beyond. As of October 31, 2015 and 2014, total long-term debt (including long-term debt due within one year) was $830.4 million and $820.3 million, respectively.

Our debt service requirements can be impacted by changing interest rates as we had $500.1 million of variable-rate debt outstanding as of October 31, 2015. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $5.0 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). During the three months ended October 31, 2015, we repurchased 377,830 shares of common stock at a cost of $40.0 million. Since inception of this stock repurchase program through October 31, 2015, we have repurchased 5,326,941 shares at a cost of approximately $233.2 million. As of October 31, 2015, 673,059 shares remained available to repurchase under the existing repurchase authorization. On December 4, 2015, our Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,500,000 shares. As a result, 2,173,059 shares are available to repurchase under the share repurchase program. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 11, 2015, our Board of Directors approved a 50% increase to our quarterly cash dividend to $0.6225 per share (or approximately $22.6 million per quarter based upon shares outstanding as of October 31, 2015). During the three months ended October 31, 2015, the Company paid a cash dividend of $0.6225 per share or $22.7 million in the aggregate. This dividend was funded through available cash on hand and borrowing under the revolving portion of our credit facility. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2015. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2016. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or natural disasters;

•	willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options;

•	adverse events that occur during our peak operating periods combined with the seasonality of our business;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology;

•	our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including from the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses or future acquisitions;

•	our ability to realize anticipated financial benefits from Park City;

•	fluctuations in foreign currency exchange rates, in particular the Australian dollar;

•	impairments or write downs of our assets;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk has not materially changed since July 31, 2015.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes from those risk factors previously disclosed in Item 1A to Part I of the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the first quarter of Fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2015 – August 31, 2015	—	$—	—	1,050,889
September 1, 2015 – September 30, 2015	—	—	—	1,050,889
October 1, 2015 – October 31, 2015	377,830	105.85	377,830	673,059
Total	377,830	$105.85	377,830	673,059

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). On December 4, 2015, our Board of Directors authorized additional repurchases of up to 1,500,000 additional shares. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page

10.1	Vail Resorts, Inc. Management Incentive Plan.	37

10.2	First Amendment to Seventh Amended and Restated Credit Agreement dated as of December 4, 2015, among Vail Holdings, Inc., as borrower, Bank of America N.A., as administrative agent, and the Lenders party thereto.	47

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	60

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	62

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2015, July 31, 2015, and October 31, 2014; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2015 and October 31, 2014; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended October 31, 2015 and October 31, 2014; (iv) Unaudited Consolidated Condensed Statements of Stockholders' Equity for the three months ended October 31, 2015 and October 31, 2014; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2015 and October 31, 2014; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 7, 2015	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2015	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)