Form 10-Q
period 2016-01-31
VAIL RESORTS INC
filed 2016-03-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of March 7, 2016, 36,252,217 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	January 31, 2016	July 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$45,368	$35,459	$36,578
Restricted cash	6,118	13,012	12,864
Trade receivables, net	87,055	113,990	68,454
Inventories, net	78,770	73,485	72,905
Other current assets	60,965	52,197	67,001
Total current assets	278,276	288,143	257,802
Property, plant and equipment, net (Note 6)	1,391,889	1,386,275	1,284,215
Real estate held for sale and investment	117,999	129,825	151,103
Goodwill, net	506,957	500,433	469,678
Intangible assets, net	141,942	144,149	142,440
Other assets	38,089	40,796	40,914
Total assets	$2,475,152	$2,489,621	$2,346,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$447,770	$331,299	$420,829
Income taxes payable	34,278	57,194	48,304
Long-term debt due within one year (Note 4)	13,340	10,154	1,196
Total current liabilities	495,388	398,647	470,329
Long-term debt (Note 4)	682,195	806,676	634,739
Other long-term liabilities (Note 6)	252,606	255,916	229,313
Deferred income taxes	190,441	147,796	148,309
Total liabilities	1,620,630	1,609,035	1,482,690
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,578,019, 41,462,941 and 41,294,906 shares issued, respectively	416	415	413
Additional paid-in capital	628,168	623,510	620,083
Accumulated other comprehensive loss	(7,707)	(4,913)	(646)
Retained earnings	452,922	440,748	422,845
Treasury stock, at cost, 5,326,941, 4,949,111, and 4,949,111 shares, respectively (Note 11)	(233,192)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	840,607	866,568	849,503
Noncontrolling interests	13,915	14,018	13,959
Total stockholders’ equity	854,522	880,586	863,462
Total liabilities and stockholders’ equity	$2,475,152	$2,489,621	$2,346,152
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net revenue:
Mountain	$532,872	$463,031	$633,805	$523,417
Lodging	62,807	59,364	127,093	117,857
Real estate	3,684	7,842	13,032	17,225
Total net revenue	599,363	530,237	773,930	658,499
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	296,256	268,966	447,414	400,918
Lodging	57,311	53,927	118,748	111,681
Real estate	4,617	9,871	13,958	21,485
Total segment operating expense	358,184	332,764	580,120	534,084
Other operating (expense) income:
Depreciation and amortization	(40,541)	(37,376)	(79,241)	(73,345)
Gain on sale of real property	632	—	1,791	—
Gain on litigation settlement (Note 5)	—	—	—	16,400
Change in fair value of Contingent Consideration (Note 8)	—	—	—	4,550
Loss on disposal of fixed assets and other, net	(1,206)	(26)	(2,985)	(781)
Income from operations	200,064	160,071	113,375	71,239
Mountain equity investment (loss) income, net	(61)	200	781	525
Investment income, net	161	62	359	36
Interest expense	(10,910)	(13,807)	(21,505)	(27,375)
Income before (provision) benefit from income taxes	189,254	146,526	93,010	44,425
(Provision) benefit from income taxes (Note 12)	(72,383)	(30,826)	(35,809)	6,951
Net income	116,871	115,700	57,201	51,376
Net loss attributable to noncontrolling interests	111	62	194	110
Net income attributable to Vail Resorts, Inc.	$116,982	$115,762	$57,395	$51,486
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$3.23	$3.19	$1.58	$1.42
Diluted net income per share attributable to Vail Resorts, Inc.	$3.14	$3.10	$1.54	$1.38
Cash dividends declared per share	$0.6225	$0.4150	$1.2450	$0.8300
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net income	$116,871	$115,700	$57,201	$51,376
Foreign currency translation adjustments, net of tax	(386)	(307)	(2,794)	(447)
Comprehensive income	116,485	115,393	54,407	50,929
Comprehensive loss attributable to noncontrolling interests	111	62	194	110
Comprehensive income attributable to Vail Resorts, Inc.	$116,596	$115,455	$54,601	$51,039
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2014	41,152,800	$412	$612,322	$401,500	$(193,192)	$(199)	$820,843	$13,957	$834,800
Comprehensive income (loss):
Net income (loss)	—	—	—	51,486	—	—	51,486	(110)	51,376
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(447)	(447)	—	(447)
Total comprehensive income (loss)							51,039	(110)	50,929
Stock-based compensation expense	—	—	8,226	—	—	—	8,226	—	8,226
Issuance of shares under share award plans, net of shares withheld for taxes	142,106	1	(3,706)	—	—	—	(3,705)	—	(3,705)
Tax benefit from share award plans	—	—	3,241	—	—	—	3,241	—	3,241
Dividends	—	—	—	(30,141)	—	—	(30,141)	—	(30,141)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	112	112
Balance, January 31, 2015	41,294,906	$413	$620,083	$422,845	$(193,192)	$(646)	$849,503	$13,959	$863,462

Balance, July 31, 2015	41,462,941	$415	$623,510	$440,748	$(193,192)	$(4,913)	$866,568	$14,018	$880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	57,395	—	—	57,395	(194)	57,201
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(2,794)	(2,794)	—	(2,794)
Total comprehensive income (loss)							54,601	(194)	54,407
Stock-based compensation expense	—	—	8,390	—	—	—	8,390	—	8,390
Issuance of shares under share award plans, net of shares withheld for taxes	115,078	1	(7,287)	—	—	—	(7,286)	—	(7,286)
Tax benefit from share award plans	—	—	3,555	—	—	—	3,555	—	3,555
Repurchases of common stock (Note 11)	—	—	—	—	(40,000)	—	(40,000)	—	(40,000)
Dividends	—	—	—	(45,221)	—	—	(45,221)	—	(45,221)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	91	91
Balance, January 31, 2016	41,578,019	$416	$628,168	$452,922	$(233,192)	$(7,707)	$840,607	$13,915	$854,522
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net income	$57,201	$51,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,241	73,345
Cost of real estate sales	9,444	12,620
Stock-based compensation expense	8,390	8,226
Deferred income taxes, net	35,937	24,321
Change in fair value of Contingent Consideration	—	(4,550)
Gain on litigation settlement	—	(16,400)
Park City litigation settlement payment	—	(10,000)
Other non-cash income, net	(2,134)	(2,577)
Changes in assets and liabilities:
Restricted cash	6,894	311
Trade receivables, net	27,696	28,742
Inventories, net	(5,263)	(5,358)
Accounts payable and accrued liabilities	111,778	129,655
Other assets and liabilities, net	(19,716)	(15,526)
Net cash provided by operating activities	309,468	274,185
Cash flows from investing activities:
Capital expenditures	(77,237)	(74,020)
Acquisition of businesses	(20,245)	(182,500)
Other investing activities, net	3,961	704
Net cash used in investing activities	(93,521)	(255,816)
Cash flows from financing activities:
Proceeds from borrowings under Credit Facility Revolver	105,000	243,000
Payments on Credit Facility Revolver	(225,500)	(243,000)
Payments on Credit Facility Term Loan	(3,125)	—
Payments of other long-term debt	(257)	(536)
Dividends paid	(45,221)	(30,141)
Repurchases of common stock	(40,000)	—
Other financing activities, net	3,925	4,593
Net cash used in financing activities	(205,178)	(26,084)
Effect of exchange rate changes on cash and cash equivalents	(860)	(113)
Net increase (decrease) in cash and cash equivalents	9,909	(7,828)
Cash and cash equivalents:
Beginning of period	35,459	44,406
End of period	$45,368	$36,578

Non-cash investing and financing activities:
Accrued capital expenditures	$4,425	$4,016
Capital expenditures under long-term financing	$—	$7,037
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

In the Mountain segment, the Company operates nine world-class mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; Park City in Utah (comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort in Park City, Utah); the Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; Perisher Ski Resort (“Perisher” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Wilmot Mountain in Wisconsin (acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (except for Northstar, Park City and the Urban ski areas) operate primarily on federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”). The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

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

New Accounting Standards— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019 if it does not early adopt), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures and is determining the appropriate transition method.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810, “Consolidation.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017). The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In June 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017) and early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis. The adoption of this new accounting standard will amend presentation and disclosure requirements concerning debt issuance costs; but will not affect the Company’s overall financial position or results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017) and may be adopted either retrospectively or prospectively. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This standard provides guidance on the measurement of inventory that is measured using first-in, first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard will be effective for the first interim period within fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018) and is required to be adopted prospectively and early adoption is permitted. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position or results of operations and cash flows.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” The standard requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The standard eliminates the previous requirement to retrospectively account for such adjustments but requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The standard is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods (the Company’s first quarter of fiscal 2017), with early adoption permitted, and is to be applied prospectively. The Company has adopted this standard and will apply this standard, as applicable, on any future measurement period adjustments.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard changes how deferred taxes are classified on an entity’s balance sheets. The standard eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted, and may be applied prospectively or retrospectively. The adoption of this new accounting standard will amend presentation requirements, but will not affect the Company’s overall financial position or results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will be largely unchanged. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years (the Company’s first quarter of fiscal 2020), and must be applied using a modified retrospective transition approach to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended January 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$116,982	$116,982	$115,762	$115,762
Weighted-average shares outstanding	36,246	36,246	36,329	36,329
Effect of dilutive securities	—	1,010	—	1,038
Total shares	36,246	37,256	36,329	37,367
Net income per share attributable to Vail Resorts	$3.23	$3.14	$3.19	$3.10

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 19,000 and 8,000 for the three months ended January 31, 2016 and 2015, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2016 and 2015 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$57,395	$57,395	$51,486	$51,486
Weighted-average shares outstanding	36,359	36,359	36,289	36,289
Effect of dilutive securities	—	999	—	1,024
Total shares	36,359	37,358	36,289	37,313
Net income per share attributable to Vail Resorts	$1.58	$1.54	$1.42	$1.38

The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 10,000 and 4,000 for the six months ended January 31, 2016 and 2015, respectively.

During the three and six months ended January 31, 2016, the Company paid cash dividends of $0.6225 and $1.2450 per share ($22.6 million and $45.2 million, respectively, in the aggregate). During the three and six months ended January 31, 2015, the Company paid cash dividends of $0.4150 and $0.8300 per share ($15.1 million and $30.1 million, respectively, in the aggregate). On March 9, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.81 per share payable on April 13, 2016 to stockholders of record as of March 29, 2016.

4.	Long-Term Debt
Long-term debt as of January 31, 2016, July 31, 2015 and January 31, 2015 is summarized as follows (in thousands):

	Maturity (a)	January 31, 2016	July 31, 2015	January 31, 2015
Credit Facility Revolver	2020	$64,500	$185,000	$—
Credit Facility Term Loan	2020	246,875	250,000	—
Industrial Development Bonds	2020	—	—	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	—	—	215,000
Canyons obligation	2063	320,277	317,455	314,657
Other	2016-2029	11,308	11,800	12,503
Total debt		695,535	816,830	635,935
Less: Current maturities (b)		13,340	10,154	1,196
Long-term debt		$682,195	$806,676	$634,739

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2016 reflected by fiscal year are as follows (in thousands):

Total
2016	$6,537
2017	13,354
2018	13,397
2019	13,455
2020	268,641
Thereafter	380,151
Total debt	$695,535

The Company incurred gross interest expense of $10.9 million and $13.8 million for the three months ended January 31, 2016 and 2015, respectively, of which $0.2 million and $0.4 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the three months ended January 31, 2016 and 2015. The Company incurred gross interest expense of $21.5 million and $27.4 million for the six months ended January 31, 2016 and 2015, respectively, of which $0.5 million and $0.7 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the six months ended January 31, 2016 and 2015.

5.	Acquisitions
Wilmot Mountain
On January 19, 2016, the Company, through a wholly-owned subsidiary, acquired all of the assets of Wilmot Mountain (“Wilmot”), a ski area located in Wisconsin near the Illinois state line, for total cash consideration of $20.2 million. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $12.5 million in property, plant and equipment, $0.2 million in other assets, $0.4 million in other intangible assets (with a weighted-average amortization period of 10 years), and $0.4 million of assumed liabilities on the date of acquisition. The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was $7.5 million and was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Wilmot and other factors. The goodwill is expected to be deductible for income tax purposes. The operating results of Wilmot are reported within the Mountain segment.

Perisher Ski Resort
On June 30, 2015, the Company, through a wholly-owned subsidiary, acquired all of the entities that operate Perisher Ski Resort (“Perisher”) in New South Wales, Australia for total cash consideration of $124.6 million, net of cash acquired. The Company funded the cash purchase price through borrowings under the revolver portion of its senior credit facility (“Credit Agreement”). Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. The Company acquired the entities that hold the assets, conduct operations and includes the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, including assumed liabilities.

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

Park City Mountain Resort
On September 11, 2014, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort in Park City, Utah. The cash purchase price was $182.5 million and was funded through borrowings under the revolver portion of the Credit Agreement.

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City Mountain Resort, which includes the ski area and related amenities, from Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of Park City Sellers relating to Park City Mountain Resort. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC under the ski terrain of Park City Mountain Resort (the “Park City Litigation”). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the six months ended January 31, 2015. The gain on litigation settlement represented the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City Mountain Resort acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City Mountain Resort acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City Mountain Resort. However, the gain on the Park City Litigation settlement was recorded as a separate transaction, as discussed above. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the six months ended January 31, 2015, resulting from the settlement of the Park City Litigation.

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

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City Mountain Resort and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $27.6 million and $28.4 million of net revenue (including an allocation of season pass revenue) for the three and six months ended January 31, 2015, respectively. The Company recognized $0.8 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the six months ended January 31, 2015.

Certain land and improvements in the Park City Mountain Resort ski area (excluding the base area) were part of the Talisker leased premises to Park City Mountain Resort and were subject to the Park City Litigation as of the Canyons transaction date (May 29, 2013), and as such, were recorded as a deposit (“Park City Deposit”) for the potential future interests in the land and associated improvements at its estimated fair value in conjunction with the Canyons transaction. Upon settlement of the Park City Litigation, the land and improvements associated with the Talisker leased premises became subject to the Canyons lease, and as a result, the Company reclassified the Park City Deposit to the respective assets within property, plant and equipment in the six months ended January 31, 2015. The inclusion of the land and certain land improvements that was subject to the Park City Litigation and now included in the Canyons lease requires no additional consideration from the Company to Talisker, but the financial contribution from the operations of Park City Mountain Resort will be included as part of the calculation of EBITDA for the resort operations, and as a result, factor into the participating contingent payments (see Note 8, Fair Value Measurements). The majority of the assets acquired under the Park City Mountain Resort acquisition, although not under lease, are subject to the terms and conditions of the Canyons lease.

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

	Three Months Ended January 31,	Six Months Ended January 31,
	2015	2015
Pro forma net revenue	$530,678	$703,254
Pro forma net income attributable to Vail Resorts, Inc.	$111,850	$57,624
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$3.08	$1.59
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.99	$1.54

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2016	July 31, 2015	January 31, 2015
Land and land improvements	$438,373	$431,854	$411,148
Buildings and building improvements	1,024,065	1,006,821	959,863
Machinery and equipment	873,045	815,946	774,791
Furniture and fixtures	302,077	286,863	281,869
Software	111,118	106,433	104,511
Vehicles	62,093	61,036	58,760
Construction in progress	24,767	53,158	16,676
Gross property, plant and equipment	2,835,538	2,762,111	2,607,618
Accumulated depreciation	(1,443,649)	(1,375,836)	(1,323,403)
Property, plant and equipment, net	$1,391,889	$1,386,275	$1,284,215

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2016	July 31, 2015	January 31, 2015
Trade payables	$82,913	$62,099	$87,864
Deferred revenue	190,976	145,949	163,253
Accrued salaries, wages and deferred compensation	43,916	33,461	41,710
Accrued benefits	26,199	24,436	22,304
Deposits	36,995	19,336	33,709
Other accruals	66,771	46,018	71,989
Total accounts payable and accrued liabilities	$447,770	$331,299	$420,829

The composition of other long-term liabilities follows (in thousands):

	January 31, 2016	July 31, 2015	January 31, 2015
Private club deferred initiation fee revenue	$123,886	$126,104	$129,315
Unfavorable lease obligation, net	28,593	29,997	30,096
Other long-term liabilities	100,127	99,815	69,902
Total other long-term liabilities	$252,606	$255,916	$229,313

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are variable interest entities (“VIEs”), and the Company has consolidated them in its Consolidated Condensed Financial Statements. As a group, as of January 31, 2016, the Employee Housing Entities had total assets of $25.8 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.4 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company’s Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.3 million (primarily recorded in property, plant and equipment, net) and no debt as of January 31, 2016.

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration (as defined below) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of January 31, 2016
Description	Balance at January 31, 2016	Level 1	Level 2	Level 3

Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,401	$—	$2,401	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of July 31, 2015
Description	Balance at July 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,577	$7,577	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of January 31, 2015
Description	Balance at January 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,578	$7,578	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,900	$—	$2,900	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the six months ended January 31, 2016 and 2015 were as follows (in thousands):

Balance as of July 31, 2015 and 2014, respectively	$6,900	$10,500
Change in fair value	—	(4,500)
Balance as of January 31, 2016 and 2015, respectively	$6,900	$6,000

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the “Contingent Consideration”). The fair value of Contingent Consideration includes the resort operations of Park City Mountain Resort, following completion of the acquisition, in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City Mountain Resort. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. As of January 31, 2016, key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 2.5%. The model also incorporates assumptions for EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2016, the Company did not record a change in the estimated fair value of the participating contingent payments. The estimated fair value of the Contingent Consideration is $6.9 million as of January 31, 2016, and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2016, July 31, 2015 and January 31, 2015, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2029.

Guarantees/Indemnifications
As of January 31, 2016, the Company had various other letters of credit for $64.6 million, consisting primarily of $53.4 million to support the Employee Housing Bonds and $11.2 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of January 31, 2016, primarily to provide collateral for its workers compensation self-insurance programs.

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

As noted above, the Company makes certain indemnifications to licensees for their use of the Company’s trademarks and logos. The Company does not record any liabilities with respect to these indemnifications.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of January 31, 2016, July 31, 2015 and January 31, 2015, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net revenue:
Lift	$287,685	$239,288	$307,838	$239,288
Ski school	62,040	57,295	65,424	57,295
Dining	44,738	38,619	57,093	46,658
Retail/rental	102,975	95,012	135,364	124,485
Other	35,434	32,817	68,086	55,691
Total Mountain net revenue	532,872	463,031	633,805	523,417
Lodging	62,807	59,364	127,093	117,857
Total Resort net revenue	595,679	522,395	760,898	641,274
Real estate	3,684	7,842	13,032	17,225
Total net revenue	$599,363	$530,237	$773,930	$658,499
Operating expense:
Mountain	$296,256	$268,966	$447,414	$400,918
Lodging	57,311	53,927	118,748	111,681
Total Resort operating expense	353,567	322,893	566,162	512,599
Real estate	4,617	9,871	13,958	21,485
Total segment operating expense	$358,184	$332,764	$580,120	$534,084
Gain on litigation settlement	$—	$—	—	16,400
Gain on sale of real property	$632	$—	1,791	—
Mountain equity investment (loss) income, net	$(61)	$200	781	525
Reported EBITDA:
Mountain	$236,555	$194,265	$187,172	$139,424
Lodging	5,496	5,437	8,345	6,176
Resort	242,051	199,702	195,517	145,600
Real estate	(301)	(2,029)	865	(4,260)
Total Reported EBITDA	$241,750	$197,673	$196,382	$141,340

Real estate held for sale and investment	$117,999	$151,103	$117,999	$151,103

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$241,750	$197,673	$196,382	$141,340
Depreciation and amortization	(40,541)	(37,376)	(79,241)	(73,345)
Change in fair value of Contingent Consideration	—	—	—	4,550
Loss on disposal of fixed assets and other, net	(1,206)	(26)	(2,985)	(781)
Investment income, net	161	62	359	36
Interest expense	(10,910)	(13,807)	(21,505)	(27,375)
Income before (provision) benefit from income taxes	189,254	146,526	93,010	44,425
(Provision) benefit from income taxes	(72,383)	(30,826)	(35,809)	6,951
Net income	$116,871	$115,700	$57,201	$51,376
Net loss attributable to noncontrolling interests	111	62	194	110
Net income attributable to Vail Resorts, Inc.	$116,982	$115,762	$57,395	$51,486

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved the repurchase of up to 3,000,000 shares of common stock, on July 16, 2008 approved an increase of the Company’s common stock repurchase authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,500,000 shares. The Company repurchased zero shares of common stock during both the three months ended January 31, 2016 and 2015. During the six months ended January 31, 2016 and 2015, the Company repurchased 377,830 shares (at a total cost of $40.0 million) and zero shares of common stock, respectively. Since inception of its share repurchase program through January 31, 2016, the Company has repurchased 5,326,941 shares at a cost of approximately $233.2 million. As of January 31, 2016, 2,173,059 shares remained available to repurchase under the existing share repurchase program which has no expiration date. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

12.    Income Taxes
The Company had Federal net operating loss (“NOL”) carryforwards that expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of NOL carryforwards to reduce future taxable income. As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and reduced its federal tax liability in the amount of $19.6 million in subsequent returns. These NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992. During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Internal Revenue Code. The Company appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals. In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation. The Company disagreed with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid, plus interest. On July 1, 2011, the District Court granted the Company summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The computations themselves, however, remained in dispute, and the District Court’s ruling was subject to appeal by the IRS. Subsequently, the District Court proceedings were continued pending settlement discussions between the parties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2016 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2016 and 2015 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following Management’s Discussion and Analysis contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following Management’s Discussion and Analysis includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss, plus gain on litigation settlement and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the “Results of Operations” section below for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the “Results of Operations” section below for a reconciliation of Net Debt to long-term debt.

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

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at the Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); Park City in Utah (comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort in Park City, Utah); the Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); Perisher Ski Resort (“Perisher” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Wilmot Mountain in Wisconsin (acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our U.S. mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our U.S. mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 54% and 52% of Mountain net revenue for the three months ended January 31, 2016 and 2015, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests to our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“In-State”) guests. For both the three months ended January 31, 2016 and 2015, Destination guests comprised approximately 53% of our mountain resort skier visits, while In-State guests comprised approximately 47% of our mountain resort skier visits.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. In-State guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and In-State guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our mountain resorts and Urban ski areas. All of our season pass products, including the Epic Season Pass, are sold predominately prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For the three months ended January 31, 2016 and 2015, approximately 46% and 45%, respectively, of the total lift revenue recognized was comprised of season pass revenue (of which revenue recognized represents approximately 52% and 50% of total U.S. season pass sales for the 2015/2016 and 2014/2015 ski seasons, respectively, with the remaining U.S. season pass sales almost entirely recognized as lift revenue in our third fiscal quarter ending April 30).

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

The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts, and CME, is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 94% and 93% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended January 31, 2016 and 2015, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.

Real Estate Segment
The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units available for sale, which primarily relate to The Ritz-Carlton Residences, Vail, and One Ski Hill Place in Breckenridge; the sale of land parcels to third-party developers; planning for future real estate development projects, including zoning and acquisition of applicable permits; and, the occasional purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. During fiscal year 2015, pass revenue represented approximately 40% of total lift revenue. Due primarily to increased pass sales for the 2015/2016 ski season compared to the 2014/2015 ski season, season pass revenue increased approximately $22.8 million, or 21.1%, for the three months ended January 31, 2016 compared to the same period in the prior year. Additionally, deferred revenue related to U.S. season pass sales was $124.1 million as of January 31, 2016 (compared to $107.8 million as of January 31, 2015), which will be almost entirely recognized as lift revenue during our third fiscal quarter ending April 30, 2016.

•
Although many key economic indicators in the U.S. have held steady through the beginning of calendar year 2016, including consumer confidence and the unemployment rate, the growth in the U.S. economy may be challenged by declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies against the U.S. dollar and lower commodity prices. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2015/2016 U.S. ski season.

•
On June 30, 2015, we acquired the entities that operate Perisher Ski Resort (“Perisher”) in New South Wales, Australia for total cash consideration of AU$176.2 million (approximately US$134.8 million), excluding cash acquired and assumed working capital. The cash purchase price was funded through borrowings from the revolving portion of our senior credit facility (“Credit Agreement”). We expect that Perisher will positively contribute to our results of operations with its peak operating season occurring during our first and fourth fiscal quarters. However, we cannot predict whether we will realize all of the synergies expected from the operations of Perisher and the ultimate impact Perisher will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Perisher acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of January 31, 2016 are subject to change.

•
As of January 31, 2016, we had $45.4 million in cash and cash equivalents, as well as $262.9 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $64.5 million and certain letters of credit outstanding of $72.6 million). In addition, during the three months ended October 31, 2015 we repurchased 377,830 shares of our common stock at a total cost of approximately $40.0 million, and during the three months ended January 31, 2016 we completed the acquisition of a ski area, Wilmot Mountain in Wisconsin, for cash consideration of approximately $20.2 million. We believe that the terms of our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments, primarily occurring during our second and third fiscal quarters, less resort capital expenditures has and is anticipated to continue to provide us with substantial liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend, of which, on March 9, 2016 our Board of Directors approved an approximate 30% increase in our regular quarterly cash dividend on our common stock to $0.81 per share (or approximately $29.4 million quarterly based upon shares outstanding as of January 31, 2016).

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of January 31, 2016, we had six units at The Ritz-Carlton Residences, Vail and two units at One Ski Hill Place in Breckenridge available for sale with a remaining book value of approximately $18.7 million for both projects as of January 31, 2016. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take less than two years to complete assuming continued stability in resort real estate markets.

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2016, compared to the three and six months ended January 31, 2015 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Mountain Reported EBITDA	$236,555	$194,265	$187,172	$139,424
Lodging Reported EBITDA	5,496	5,437	8,345	6,176
Resort Reported EBITDA	242,051	199,702	195,517	145,600
Real Estate Reported EBITDA	(301)	(2,029)	865	(4,260)
Income before provision for income taxes	189,254	146,526	93,010	44,425
Net income attributable to Vail Resorts, Inc.	$116,982	$115,762	$57,395	$51,486
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2016 compared to the three months ended January 31, 2015
Mountain segment operating results for the three months ended January 31, 2016 and 2015 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Net Mountain revenue:
Lift	$287,685	$239,288	20.2%
Ski school	62,040	57,295	8.3%
Dining	44,738	38,619	15.8%
Retail/rental	102,975	95,012	8.4%
Other	35,434	32,817	8.0%
Total Mountain net revenue	$532,872	$463,031	15.1%
Mountain operating expense:
Labor and labor-related benefits	$114,794	$102,470	12.0%
Retail cost of sales	38,262	35,546	7.6%
Resort related fees	28,452	24,866	14.4%
General and administrative	48,762	43,550	12.0%
Other	65,986	62,534	5.5%
Total Mountain operating expense	$296,256	$268,966	10.1%
Mountain equity investment (loss) income, net	(61)	200	(130.5)%
Mountain Reported EBITDA	$236,555	$194,265	21.8%

Total skier visits	4,581	4,071	12.5%
ETP	$62.80	$58.78	6.8%

Mountain Reported EBITDA includes $3.3 million and $3.0 million of stock-based compensation expense for the three months ended January 31, 2016 and 2015, respectively.

Mountain Reported EBITDA for the three months ended January 31, 2016 increased $42.3 million, or 21.8%, compared to the three months ended January 31, 2015. Our results for the three months ended January 31, 2016 compared to the same period in the prior year reflect very strong U.S. pass sales growth for the 2015/2016 ski season; a very strong rebound at our Tahoe resorts; and improved results at our Colorado resorts and at Park City; as well as strong ancillary guest spend for ski school, dining and retail/rental operations. Our Tahoe resorts saw a significant increase in skier visitation during the three months ended January 31, 2016 compared to the same period in the prior year as a result of improved weather and snow conditions compared to the same period in the prior year. Additionally, our Colorado resorts and Park City realized strong increases in skier visitation during the three months ended January 31, 2016 compared to the same period in the prior year which we believe is in part due to the significant capital improvements we have made at Park City. However, these results were partially offset by a decline during the three months ended January 31, 2016 in international visitation, which we believe is due to the strong U.S. dollar, and off-season fixed operating expenses for Perisher (acquired June 30, 2015) which has its peak operating season from June through early October.

Lift revenue increased $48.4 million, or 20.2%, for the three months ended January 31, 2016, compared to the same period in the prior year, resulting from a $25.6 million, or 19.5%, increase in lift revenue excluding season pass revenue, as well as a $22.8 million, or 21.1%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was driven by an increase in ETP excluding season pass holders of 11.9%, along with higher visitation at our Tahoe resorts and at Park City. The increase in season pass revenue was driven by a combination of both an increase in pricing and units sold, and was favorably impacted by increased pass sales to Destination guests. Total ETP increased $4.02, or 6.8%, due to price increases in both our lift ticket products at our U.S. mountain resorts and season pass products, partially offset by higher average visitation by season pass holders during the three months ended January 31, 2016 compared to the same period in the prior year.

Ski school revenue increased $4.7 million, or 8.3%, for the three months ended January 31, 2016, compared to the same period in the prior year, driven by increases in ski school revenue at our Colorado, Tahoe and Park City resorts, which was primarily driven by overall increases in skier visitation.

Dining revenue increased $6.1 million, or 15.8%, for the three months ended January 31, 2016, compared to the three months ended January 31, 2015, which benefited from overall increases in skier visitation at our Colorado, Tahoe and Park City resorts. In addition, the increase in dining revenue was further attributable to the earlier opening of terrain and on-mountain dining facilities at our Tahoe resorts compared to the prior year, and from both the opening of a new on-mountain dining venue and upgrades of existing on-mountain dining venues at Park City.

Retail/rental revenue increased $8.0 million, or 8.4%, for the three months ended January 31, 2016, compared to the same period in the prior year, resulting from both an increase in retail sales and rental revenue of $5.5 million, or 7.9%, and $2.5 million, or 9.4%, respectively. The increase in retail sales was driven primarily by an increase in sales volume at stores proximate to our Tahoe resorts and in the San Francisco Bay Area due to improved weather conditions and snowfall in the Tahoe region. The increase in rental revenue was primarily driven by stores proximate to our Tahoe and Colorado resorts which experienced higher volumes due to overall increased skier visitation.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2016, other revenue increased $2.6 million, or 8.0%, compared to the three months ended January 31, 2015, primarily due to increases in marketing revenue driven by higher revenue from our strategic partners, increased base area services, including parking revenue, and other mountain activities revenue driven by increased visitation.

Operating expense increased $27.3 million, or 10.1%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, including incremental expenses of $4.2 million from Perisher. Excluding Perisher, operating expenses increased $23.1 million, or 8.6%. Labor and labor-related benefits (excluding Perisher) increased $10.8 million, or 10.5%, due to wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining and increased bonus expense. Retail cost of sales increased $2.7 million, or 7.6%, due to an increase in retail sales of $5.5 million, or 7.9%. Resort related fees increased $3.6 million, or 14.4%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Perisher) increased $4.7 million, or 10.9%, primarily due to higher Mountain segment component of allocated corporate costs, including increased sales and marketing expense. Other expense (excluding Perisher) increased $1.3 million, or 2.1%, primarily driven by higher operating expenses including rent expense, food and beverage cost of sales commensurate with increased dining revenue, repairs and maintenance expense and supplies expense, partially offset by lower fuel expense.

Mountain equity investment (loss) income, net, primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2016 compared to the six months ended January 31, 2015
Mountain segment operating results for the six months ended January 31, 2016 and 2015 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Net Mountain revenue:
Lift	$307,838	$239,288	28.6%
Ski school	65,424	57,295	14.2%
Dining	57,093	46,658	22.4%
Retail/rental	135,364	124,485	8.7%
Other	68,086	55,691	22.3%
Total Mountain net revenue	$633,805	$523,417	21.1%
Mountain operating expense:
Labor and labor-related benefits	$166,593	$145,475	14.5%
Retail cost of sales	54,741	52,336	4.6%
Resort related fees	30,344	26,150	16.0%
General and administrative	85,976	75,566	13.8%
Other	109,760	101,391	8.3%
Total Mountain operating expense	$447,414	$400,918	11.6%
Gain on litigation settlement	—	16,400	(100.0)%
Mountain equity investment income, net	781	525	48.8%
Mountain Reported EBITDA	$187,172	$139,424	34.2%

Total skier visits	5,016	4,071	23.2%
ETP	$61.37	$58.78	4.4%
Mountain Reported EBITDA includes $6.7 million and $6.2 million of stock-based compensation expense for the six months ended January 31, 2016 and 2015, respectively.

Mountain Reported EBITDA for the six months ended January 31, 2016 increased $47.7 million, or 34.2%, compared to the six months ended January 31, 2015. This increase is primarily due to strong U.S. pass sales growth for the 2015/2016 ski season; a very strong rebound at our Tahoe resorts; and improved results at our Colorado resorts and at Park City; as well as strong ancillary guest spend for ski school, dining and retail/rental operations. Mountain Reported EBITDA for the six months ended January 31, 2016 was also positively impacted by the addition of Perisher (acquired in June 2015) which has its peak operating season from June through early October, increased summer activities revenue and the elimination of transaction, integration and litigation expenses incurred in the same period in the prior year related to Park City. These favorable impacts were partially offset by a decline during the three months ended January 31, 2016 in international visitation to our U.S. resorts, the $16.4 million non-cash gain on Park City litigation settlement recognized during the six months ended January 31, 2015 and by recording a full non-peak fiscal quarter of operating results for Park City during the period ended October 31, 2015 compared to the same period in the prior year due to the acquisition of Park City Mountain Resort in September 2014.

As our U.S. resorts opened for ski season operations during our second fiscal quarter, the results of the six months ended January 31, 2016 and 2015 for lift revenue and ski school revenue at our U.S. resorts are the same as the three months ended January 31, 2016 and 2015 as previously discussed. Additionally, during the three months ended October 31, 2015, we generated $20.2 million and $3.4 million of lift revenue and ski school revenue, respectively, from Perisher’s ski season operations which comprises the majority of Perisher’s revenue for the current fiscal year.

Dining revenue increased $10.4 million, or 22.4%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, and was primarily attributable to overall increases in summer and skier visitation at our U.S. mountain resorts combined with incremental dining revenue from Perisher. Additionally, dining revenue benefited from the earlier opening of terrain and on-mountain dining facilities at our Tahoe resorts compared to the prior year, and from both the opening of a new on-mountain dining venue and upgrades of existing on-mountain dining venues at Park City.

Retail/rental revenue increased $10.9 million, or 8.7%, for the six months ended January 31, 2016, compared to the same period in the prior year, which was driven by an increase in both retail sales and rental revenue of $6.2 million, or 6.5%, and $4.7 million, or 16.8%, respectively. The increase in retail sales was primarily attributable to increases in sales volume at stores proximate to our Tahoe resorts and in the San Francisco Bay Area due to improved weather conditions and snowfall in the Tahoe region. The increase in rental revenue was primarily driven by stores proximate to our mountain resorts in Tahoe and Colorado which experienced higher volumes due to increased overall skier visitation, and incremental rental revenue from Perisher.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the six months ended January 31, 2016, other revenue increased $12.4 million, or 22.3%, compared to the six months ended January 31, 2015, primarily attributable to incremental revenue from Perisher, increases in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts combined with the expansion of our on-mountain summer activities offerings, increases in marketing revenue driven by higher revenue from our strategic partners, and higher base area services and parking revenue due to increased visitation.

Operating expense increased $46.5 million, or 11.6%, for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, including incremental expenses from Perisher of $19.7 million. Additionally, current year results were favorably impacted by the elimination of transaction, integration and litigation expenses incurred in the same period in the prior year related to Park City. Excluding Perisher and transaction, integration and litigation expenses related to Park City, operating expenses increased $30.7 million, or 7.7%. Labor and labor-related benefits (excluding Perisher) increased $12.6 million, or 8.6%, due to wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining, and increased bonus expense. Retail cost of sales increased $2.4 million, or 4.6%, compared to an increase in retail sales of $6.2 million, or 6.5%, reflecting an improvement in the gross profit margin percentage at our retail outlets. Resort related fees (excluding Perisher) increased $3.9 million, or 14.8%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Perisher) increased $8.2 million, or 10.9%, primarily due to higher Mountain segment component of allocated corporate costs, including increased sales and marketing expense. Other expense (excluding Perisher from the current period and Park City transaction, integration and litigation expenses from the prior period) increased $4.3 million, or 4.4%, driven by higher operating expenses including food and beverage cost of sales commensurate with the increase in dining revenue, rent expense, supplies expense and repairs and maintenance expense, partially offset by lower fuel expense.

Mountain equity investment income, net, primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2016 compared to the three months ended January 31, 2015
Lodging segment operating results for the three months ended January 31, 2016 and 2015 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Lodging net revenue:
Owned hotel rooms	$12,045	$11,333	6.3%
Managed condominium rooms	21,063	19,648	7.2%
Dining	8,841	8,222	7.5%
Transportation	8,293	8,497	(2.4)%
Other	9,425	9,059	4.0%
	59,667	56,759	5.1%
Payroll cost reimbursements	3,140	2,605	20.5%
Total Lodging net revenue	$62,807	$59,364	5.8%
Lodging operating expense:
Labor and labor-related benefits	$27,026	$25,943	4.2%
General and administrative	9,410	8,849	6.3%
Other	17,735	16,530	7.3%
	54,171	51,322	5.6%
Reimbursed payroll costs	3,140	2,605	20.5%
Total Lodging operating expense	$57,311	$53,927	6.3%
Lodging Reported EBITDA	$5,496	$5,437	1.1%

Owned hotel statistics:
ADR	$255.44	$246.68	3.6%
RevPar	$161.66	$148.42	8.9%
Managed condominium statistics:
ADR	$403.76	$409.37	(1.4)%
RevPar	$159.75	$145.16	10.1%
Owned hotel and managed condominium statistics (combined):
ADR	$353.96	$352.72	0.4%
RevPar	$160.21	$145.94	9.8%
The Lodging segment ADR and RevPAR statistics presented above for the three months ended January 31, 2015 have been adjusted to exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

Lodging Reported EBITDA includes $0.8 million and $0.7 million of stock-based compensation expense for the three months ended January 31, 2016 and 2015, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended January 31, 2016 increased $2.9 million, or 5.1%, as compared to the three months ended January 31, 2015. This increase was primarily attributable to an increase in transient guest visitation at our lodging properties and managed condominium rooms at or proximate to our mountain resorts due to increased skier visitation (as discussed in the Mountain segment).

Revenue from owned hotel rooms increased $0.7 million, or 6.3%, for the three months ended January 31, 2016 compared to the same period in the prior year, driven by an 8.9% increase in RevPar primarily resulting from a 3.1 percentage point increase in occupancy. Occupancy for owned lodging properties was favorably impacted by increased skier visitation at our Colorado mountain resorts. Revenue from managed condominium rooms increased $1.4 million, or 7.2%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, which was primarily attributable to increased transient guest visitation at our managed condominium rooms in Colorado, Tahoe and Park City, as well as increased group business at our managed condominium rooms in Colorado and Park City, which drove a 10.1% increase in RevPar.

Dining revenue for the three months ended January 31, 2016 increased $0.6 million, or 7.5%, as compared to the three months ended January 31, 2015, primarily generated at our Colorado and Park City lodging properties as a result of increased skier visitation. Other revenue increased $0.4 million, or 4.0%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015, primarily due to an increase in revenue from conference services provided to our group business at our Colorado and Park City lodging properties.

Operating expense (excluding reimbursed payroll costs) increased $2.8 million, or 5.6%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Labor and labor-related benefits increased $1.0 million, or 4.2%, resulting from wage increases and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $0.6 million, or 6.3%, due to higher allocated corporate costs. Other expense increased $1.2 million, or 7.3%, primarily due to higher operating expenses (such as commissions, repairs and maintenance and credit card fees) and higher advertising expenses.

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

Six months ended January 31, 2016 compared to the six months ended January 31, 2015
Lodging segment operating results for the six months ended January 31, 2016 and 2015 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Lodging net revenue:
Owned hotel rooms	$29,351	$26,251	11.8%
Managed condominium rooms	29,310	27,759	5.6%
Dining	23,882	21,760	9.8%
Transportation	10,613	10,814	(1.9)%
Golf	8,502	7,644	11.2%
Other	19,595	18,782	4.3%
	121,253	113,010	7.3%
Payroll cost reimbursements	5,840	4,847	20.5%
Total Lodging net revenue	$127,093	$117,857	7.8%
Lodging operating expense:
Labor and labor-related benefits	$55,721	$53,318	4.5%
General and administrative	17,379	16,366	6.2%
Other	39,808	37,150	7.2%
	112,908	106,834	5.7%
Reimbursed payroll costs	5,840	4,847	20.5%
Total Lodging operating expense	$118,748	$111,681	6.3%
Lodging Reported EBITDA	$8,345	$6,176	35.1%

Owned hotel statistics:
ADR	$219.94	$211.09	4.2%
RevPar	$143.94	$129.98	10.7%
Managed condominium statistics:
ADR	$316.44	$315.85	0.2%
RevPar	$101.59	$93.04	9.2%
Owned hotel and managed condominium statistics (combined):
ADR	$272.20	$267.79	1.6%
RevPar	$114.02	$103.70	10.0%
The Lodging segment ADR and RevPAR statistics presented above for the six months ended January 31, 2015 have been adjusted to exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

Lodging Reported EBITDA includes $1.5 million and $1.3 million of stock-based compensation expense for the six months ended January 31, 2016 and 2015, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the six months ended January 31, 2016 increased $8.2 million, or 7.3%, as compared to the six months ended January 31, 2015, which is primarily due to an increase in transient guest visitation to our lodging properties and managed condominium rooms at or proximate to our mountain resorts due to increased skier visitation; an increase in transient business from improved summer visitation at GTLC and our Colorado mountain resort properties; and improved group business at our Colorado mountain resort properties.

Revenue from owned hotel rooms increased $3.1 million, or 11.8%, for the six months ended January 31, 2016, as compared to the same period in the prior year. Owned room revenue was positively impacted from an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and improved summer visitation, generating a $1.4 million increase in revenue from owned hotel rooms; and an increase in transient guest visitation and ADR at GTLC for the three months ended October 31, 2015 compared to the same period in the prior year, resulting in a $1.7 million increase in revenue from owned hotel rooms. Revenue from managed condominium rooms increased $1.6 million, or 5.6%, for the six months ended January 31, 2016 compared to the same period in the prior year, primarily due to increased transient guest visitation at our managed condominium rooms at or proximate to our mountain resorts, as well as increased group business at our managed condominium rooms in Colorado and Park City which drove a 9.2% increase in RevPar.

Dining revenue for the six months ended January 31, 2016 increased $2.1 million, or 9.8%, as compared to the six months ended January 31, 2015, primarily due to increased dining revenue generated at our Colorado lodging properties as a result of increased summer visitation and skier visits, as well as increased revenue at GTLC during the three months ended October 31, 2015. Golf revenue for the six months ended January 31, 2016 increased $0.9 million, or 11.2%, as compared to the six months ended January 31, 2015 primarily due to incremental revenue from reimbursable expenses for managing the Canyons golf course beginning in the summer of 2015. Other revenue increased $0.8 million, or 4.3%, for the six months ended January 31, 2016 as compared to the six months ended January 31, 2015, primarily due to an increase in ancillary revenue from improved visitation at GTLC during the three months ended October 31, 2015, an increase in revenue from conference services provided to our group business at our Colorado and Park City lodging properties, and increased revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $6.1 million, or 5.7%, for the six months ended January 31, 2016, compared to the six months ended January 31, 2015. Labor and labor-related benefits increased $2.4 million, or 4.5%, resulting from wage increases and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $1.0 million, or 6.2%, due to higher allocated corporate costs, including increased information technology expense, increased marketing and sales expenses, and increased human resources expense. Other expense increased $2.7 million, or 7.2%, primarily due to higher operating expenses (such as food and beverage cost of sales, repairs and maintenance, and credit card fees) and higher advertising expenses.

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

Real Estate Segment

Three months ended January 31, 2016 compared to the three months ended January 31, 2015
Real Estate segment operating results for the three months ended January 31, 2016 and 2015 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Total Real Estate net revenue	$3,684	$7,842	(53.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	2,785	6,127	(54.5)%
Other	1,832	3,744	(51.1)%
Total Real Estate operating expense	4,617	9,871	(53.2)%
Gain on sale of real property	632	—	nm
Real Estate Reported EBITDA	$(301)	$(2,029)	85.2%
Real Estate Reported EBITDA includes $0.2 million and $0.3 million of stock-based compensation expense for the three months ended January 31, 2016 and 2015, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2016
Real Estate segment net revenue for the three months ended January 31, 2016 was primarily driven by the closing of one condominium unit at The Ritz-Carlton Residences, Vail ($3.4 million of revenue and a price per square foot of $1,535). The price per square foot for the project is driven by the premier location and the comprehensive and exclusive amenities related to the project. Real Estate net revenue also included $0.1 million of rental revenue from placing unsold units into our rental program. Additionally, we recorded a gain on sale of real property of $0.6 million (net of $0.2 million in related land basis and costs) for a land parcel which sold for $0.8 million.

Operating expense for the three months ended January 31, 2016 included cost of sales of $2.6 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (a cost per square foot of $1,183). The cost per square foot for The Ritz-Carlton Residences, Vail project is reflective of the high-end features and amenities and the high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.2 million were incurred commensurate with revenue recognized. Other operating expense of $1.8 million (including $0.2 million of stock-based compensation expense) was primarily comprised of general and administrative costs, which includes marketing expense for real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended January 31, 2015
Real Estate segment net revenue for the three months ended January 31, 2015 was driven by the closing of four condominium units at One Ski Hill Place ($3.9 million of revenue with an average selling price of $1.0 million and an average price per square foot of $1,134) and one condominium unit at The Ritz-Carlton Residences, Vail ($3.3 million of revenue with a price per square foot of $1,496). Real Estate net revenue also included $0.3 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended January 31, 2015 included cost of sales of $5.7 million resulting from the closing of four condominium units at One Ski Hill Place (average cost per square foot of $902) and one condominium unit at The Ritz-Carlton Residences, Vail (a cost per square foot of $1,172). Additionally, sales commissions of approximately $0.4 million were incurred commensurate with revenue recognized. Other operating expense of $3.7 million (including $0.3 million of stock-based compensation expense) was primarily comprised of general and administrative costs.

Six months ended January 31, 2016 compared to the six months ended January 31, 2015
Real Estate segment operating results for the six months ended January 31, 2016 and 2015 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2016	2015
Total Real Estate net revenue	$13,032	$17,225	(24.3)%
Real Estate operating expense:
Cost of sales (including sales commission)	10,551	13,879	(24.0)%
Other	3,407	7,606	(55.2)%
Total Real Estate operating expense	13,958	21,485	(35.0)%
Gain on sale of real property	1,791	—	nm
Real Estate Reported EBITDA	$865	$(4,260)	120.3%
Real Estate Reported EBITDA includes $0.2 million and $0.7 million of stock-based compensation expense for the six months ended January 31, 2016 and 2015, respectively.

Six months ended January 31, 2016
Real Estate segment net revenue for the six months ended January 31, 2016 was primarily driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.3 million of revenue with an average selling price of $3.1 million and an average price per square foot of $1,586) and two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129). Real Estate net revenue also included $0.1 million of rental revenue from placing unsold units into our rental program. Additionally, we recorded a gain on sale of real property of $1.8 million (net of $1.9 million in related land basis and costs) for land parcels which sold for $3.7 million.

Operating expense for the six months ended January 31, 2016 included cost of sales of $9.0 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,198) and two condominium units at One Ski Hill Place (average cost per square foot of $931). Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $3.4 million (including $0.2 million of stock-based compensation) was primarily comprised of general and administrative costs.

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

Operating expense for the six months ended January 31, 2015 included cost of sales of $12.7 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,208) and six condominium units at One Ski Hill Place (average cost per square foot of $888). Additionally, sales commissions of approximately $1.0 million were incurred commensurate with revenue recognized. Other operating expense of $7.6 million (including $0.7 million of stock-based compensation expense) was primarily comprised of general and administrative costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial position.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2016 increased $3.2 million and $5.9 million, respectively, compared to the same periods in the prior year, primarily due to assets acquired in the Perisher acquisition.

Change in fair value of Contingent Consideration. There was no change in fair value of the Contingent Consideration recorded during the six months ended January 31, 2016. A gain of $4.5 million was recorded during the six months ended January 31, 2015 related to a decrease in the estimated fair value of the participating contingent payments to Talisker under the lease for Canyons. Commensurate with the acquisition of Park City Mountain Resort, the fair value of the Contingent Consideration includes the resort operations of Park City Mountain Resort in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City Mountain Resort, or the combined resort of Park City (comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort). The estimated fair value of the Contingent Consideration is $6.9 million as of January 31, 2016.

Interest expense. Interest expense for the three and six months ended January 31, 2016 decreased $2.9 million and $5.9 million, respectively, compared to the same period in the prior year, primarily due to the redemption of the remaining $215.0 million of our 6.50% Notes outstanding in May 2015 and the redemption of the entire $41.2 million of our Industrial Development Bonds outstanding in May 2015, partially offset by interest expense on the borrowings incurred under the $250.0 million term loan facility, bearing interest at 1.68% at January 31, 2016, used to fund the redemption of the 6.50% Notes and Industrial Development Bonds in May 2015.

Income taxes.  The effective tax rate (provision) / benefit for the three and six months ended January 31, 2016 was (38.2)% and (38.5)%, respectively, compared to (21.0)% and 15.6%, respectively, for the three and six months ended January 31, 2015.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the income tax (provision) / benefit recorded for the three and six months ended January 31, 2015 reflects $23.8 million of income tax benefits due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the IRS on the utilization of certain net operating losses (“NOLs”) relating to fresh start accounting from our reorganization in 1992.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Mountain Reported EBITDA	$236,555	$194,265	$187,172	$139,424
Lodging Reported EBITDA	5,496	5,437	8,345	6,176
Resort Reported EBITDA	242,051	199,702	195,517	145,600
Real Estate Reported EBITDA	(301)	(2,029)	865	(4,260)
Total Reported EBITDA	241,750	197,673	196,382	141,340
Depreciation and amortization	(40,541)	(37,376)	(79,241)	(73,345)
Loss on disposal of fixed assets and other, net	(1,206)	(26)	(2,985)	(781)
Change in fair value of Contingent Consideration	—	—	—	4,550
Investment income, net	161	62	359	36
Interest expense	(10,910)	(13,807)	(21,505)	(27,375)
Income before (provision) benefit from income taxes	189,254	146,526	93,010	44,425
(Provision) benefit from income taxes	(72,383)	(30,826)	(35,809)	6,951
Net income	116,871	115,700	57,201	51,376
Net loss attributable to noncontrolling interests	111	62	194	110
Net income attributable to Vail Resorts, Inc.	$116,982	$115,762	$57,395	$51,486
The following table reconciles Net Debt to long-term debt (in thousands):

	January 31,
	2016	2015
Long-term debt	$682,195	$634,739
Long-term debt due within one year	13,340	1,196
Total debt	695,535	635,935
Less: cash and cash equivalents	45,368	36,578
Net Debt	$650,167	$599,357

LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our U.S. mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year. Additionally, cash provided by or used in operating activities can be significantly impacted by the timing or mix of closings on remaining inventory of real estate available for sale.

We had $45.4 million of cash and cash equivalents as of January 31, 2016, compared to $36.6 million as of January 31, 2015. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects, and occasional land sales.

At January 31, 2016, we also had available $262.9 million under the Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $64.5 million and certain letters of credit outstanding of $72.6 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows, borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2020, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.125%.

Six months ended January 31, 2016 compared to the six months ended January 31, 2015
We generated $309.5 million of cash from operating activities during the six months ended January 31, 2016, an increase of $35.3 million compared to $274.2 million of cash generated during the six months ended January 31, 2015. The increase in operating cash flows was primarily a result of improved Mountain (including the addition of Perisher) and Lodging segment operating results for the six months ended January 31, 2016 compared to the six months ended January 31, 2015, excluding the non-cash gain on litigation settlement of $16.4 million recorded in the prior period; increased season pass sales for the 2015/2016 ski season compared to the 2014/2015 ski season of which only a portion has been reflected in operating results; decreased cash interest payments during the six months ended January 31, 2016 compared to the same period in the prior year; and a $10.0 million Park City litigation payment to Talisker during the six months ended January 31, 2015. These increases in operating cash inflows were partially offset by a net increase in cash outflows of $32.5 million from the combination of estimated income tax payments made during the six months end January 31, 2016 and the receipt of an income tax refund during the six months ended January 31, 2015 in conjunction with the settlement reached with the IRS regarding the utilization of Federal NOLs, and receipt of a $12.5 million legal settlement during the six months ended January 31, 2015. Additionally, we generated $11.5 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) during the six months ended January 31, 2016 compared to $15.6 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the six months ended January 31, 2015.

Cash used in investing activities for the six months ended January 31, 2016 decreased by $162.3 million compared to the six months ended January 31, 2015, primarily due to the acquisition of Park City Mountain Resort for $182.5 million during the six months ended January 31, 2015 as compared to the acquisition of Wilmot Mountain for $20.2 million during the six months ended January 31, 2016.

Cash used in financing activities increased $179.1 million during the six months ended January 31, 2016, compared to the six months ended January 31, 2015, due to a decrease in net borrowings under the revolver portion of our Credit Agreement primarily resulting from the usage of our Credit Agreement to fund the acquisition of Park City Mountain Resort during the six months ended January 31, 2015; repurchases of our common stock of $40.0 million; and an increase in dividends paid of $15.1 million during the six months ended January 31, 2016 compared to the same period in the prior year.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $100 million of resort capital expenditures for calendar year 2016, excluding capital expenditures for summer related activities and one-time transformational investments at Wilmot. Included in these estimated capital expenditures is approximately $60 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar year 2016 include, among other projects, a new 500-seat restaurant at the top of the Peak 7 chairlift in Breckenridge, upgrading the Sun Up chairlift at Vail Mountain (Chair 17) from a fixed grip triple to a high-speed four-passenger chairlift, renovation of the Pines Lodge in Beaver Creek, revamping our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology, and further upgrading our customer database and our call center technology. In addition, we expect to spend approximately $14 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly, and approximately $13 million on improvements at Wilmot. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Principal payments on the vast majority of our long-term debt ($648.8 million of the total $695.5 million debt outstanding as of January 31, 2016) are not due until fiscal 2020 and beyond. As of January 31, 2016 and 2015, total long-term debt (including long-term debt due within one year) was $695.5 million and $635.9 million, respectively.

Our debt service requirements can be impacted by changing interest rates as we had $364.0 million of variable-rate debt outstanding as of January 31, 2016. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $3.6 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can also respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008). On December 4, 2015, our Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,500,000 shares. During the six months ended January 31, 2016, we repurchased 377,830 shares of common stock at a cost of $40.0 million. Since inception of this stock repurchase program through January 31, 2016, we have repurchased 5,326,941 shares at a cost of approximately $233.2 million. As of January 31, 2016, 2,173,059 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2016, our Board of Directors approved an approximate 30% increase to our quarterly cash dividend to $0.81 per share (or approximately $29.4 million per quarter based upon shares outstanding as of January 31, 2016). During the six months ended January 31, 2016, the Company paid cash dividends of $1.2450 per share or $45.2 million in the aggregate. These dividends were funded through available cash on hand and borrowing under the revolving portion of our Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2016. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2016. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

Exhibit Number	Description	Sequentially Numbered Page

10.1	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).

10.2	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).

10.3	Form of Share Appreciation Rights Agreement (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	42

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	43

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2016, July 31, 2015, and January 31, 2015; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2016 and January 31, 2015; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended January 31, 2016 and January 31, 2015; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the six months ended January 31, 2016 and January 31, 2015; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2016 and January 31, 2015; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 10, 2016	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 10, 2016	By:	/s/ Mark L. Schoppet
Mark L. Schoppet
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)