Form 10-Q
period 2016-04-30
VAIL RESORTS INC
filed 2016-06-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 6, 2016, 36,163,420 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2016	July 31, 2015	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$68,565	$35,459	$125,214
Restricted cash	5,934	13,012	13,139
Trade receivables, net	145,483	113,990	105,617
Inventories, net	68,882	73,485	62,167
Other current assets	57,455	52,197	64,054
Total current assets	346,319	288,143	370,191
Property, plant and equipment, net (Note 6)	1,370,374	1,386,275	1,259,093
Real estate held for sale and investment	116,874	129,825	137,740
Goodwill, net	509,083	500,433	470,286
Intangible assets, net	141,222	144,149	141,127
Other assets	37,428	40,796	41,068
Total assets	$2,521,300	$2,489,621	$2,419,505
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$338,089	$331,299	$293,056
Income taxes payable	20,059	57,194	36,161
Long-term debt due within one year (Note 4)	13,349	10,154	256,953
Total current liabilities	371,497	398,647	586,170
Long-term debt (Note 4)	615,829	806,676	379,796
Other long-term liabilities (Note 6)	249,298	255,916	235,932
Deferred income taxes	305,134	147,796	240,133
Total liabilities	1,541,758	1,609,035	1,442,031
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 41,595,420, 41,462,941 and 41,309,969 shares issued, respectively	416	415	413
Additional paid-in capital	632,148	623,510	623,274
Accumulated other comprehensive loss	(1,167)	(4,913)	(623)
Retained earnings	581,245	440,748	533,618
Treasury stock, at cost, 5,434,977, 4,949,111, and 4,949,111 shares, respectively (Note 11)	(246,979)	(193,192)	(193,192)
Total Vail Resorts, Inc. stockholders’ equity	965,663	866,568	963,490
Noncontrolling interests	13,879	14,018	13,984
Total stockholders’ equity	979,542	880,586	977,474
Total liabilities and stockholders’ equity	$2,521,300	$2,489,621	$2,419,505
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net revenue:
Mountain	$572,805	$499,551	$1,206,610	$1,022,968
Lodging	72,933	67,323	200,026	185,180
Real estate	1,734	12,469	14,766	29,694
Total net revenue	647,472	579,343	1,421,402	1,237,842
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	281,968	244,675	729,382	645,593
Lodging	57,422	54,726	176,170	166,407
Real estate	3,085	14,028	17,043	35,513
Total segment operating expense	342,475	313,429	922,595	847,513
Other operating (expense) income:
Depreciation and amortization	(41,472)	(38,242)	(120,713)	(111,587)
Gain on sale of real property	19	151	1,810	151
Gain on litigation settlement (Note 5)	—	—	—	16,400
Change in fair value of Contingent Consideration (Note 8)	—	—	—	4,550
Loss on disposal of fixed assets and other, net	(164)	(71)	(3,149)	(852)
Income from operations	263,380	227,752	376,755	298,991
Mountain equity investment income (loss), net	211	(129)	992	396
Investment income, net	150	119	509	155
Interest expense	(10,400)	(13,735)	(31,905)	(41,110)
Income before provision for income taxes	253,341	214,007	346,351	258,432
Provision for income taxes (Note 12)	(95,804)	(80,605)	(131,613)	(73,654)
Net income	157,537	133,402	214,738	184,778
Net loss attributable to noncontrolling interests	95	8	289	118
Net income attributable to Vail Resorts, Inc.	$157,632	$133,410	$215,027	$184,896
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$4.35	$3.67	$5.92	$5.09
Diluted net income per share attributable to Vail Resorts, Inc.	$4.23	$3.56	$5.76	$4.95
Cash dividends declared per share	$0.8100	$0.6225	$2.0550	$1.4525
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net income	$157,537	$133,402	$214,738	$184,778
Foreign currency translation adjustments, net of tax	6,540	23	3,746	(424)
Comprehensive income	164,077	133,425	218,484	184,354
Comprehensive loss attributable to noncontrolling interests	95	8	289	118
Comprehensive income attributable to Vail Resorts, Inc.	$164,172	$133,433	$218,773	$184,472
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2014	41,152,800	$412	$612,322	$401,500	$(193,192)	$(199)	$820,843	$13,957	$834,800
Comprehensive income (loss):
Net income (loss)	—	—	—	184,896	—	—	184,896	(118)	184,778
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(424)	(424)	—	(424)
Total comprehensive income (loss)							184,472	(118)	184,354
Stock-based compensation expense	—	—	11,718	—	—	—	11,718	—	11,718
Issuance of shares under share award plans, net of shares withheld for taxes	157,169	1	(4,630)	—	—	—	(4,629)	—	(4,629)
Tax benefit from share award plans	—	—	3,864	—	—	—	3,864	—	3,864
Dividends	—	—	—	(52,778)	—	—	(52,778)	—	(52,778)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	145	145
Balance, April 30, 2015	41,309,969	$413	$623,274	$533,618	$(193,192)	$(623)	$963,490	$13,984	$977,474

Balance, July 31, 2015	41,462,941	$415	$623,510	$440,748	$(193,192)	$(4,913)	$866,568	$14,018	$880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	215,027	—	—	215,027	(289)	214,738
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,746	3,746	—	3,746
Total comprehensive income (loss)							218,773	(289)	218,484
Stock-based compensation expense	—	—	12,665	—	—	—	12,665	—	12,665
Issuance of shares under share award plans, net of shares withheld for taxes	132,479	1	(8,521)	—	—	—	(8,520)	—	(8,520)
Tax benefit from share award plans	—	—	4,494	—	—	—	4,494	—	4,494
Repurchases of common stock (Note 11)	—	—	—	—	(53,787)	—	(53,787)	—	(53,787)
Dividends	—	—	—	(74,530)	—	—	(74,530)	—	(74,530)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	150	150
Balance, April 30, 2016	41,595,420	$416	$632,148	$581,245	$(246,979)	$(1,167)	$965,663	$13,879	$979,542
The accompanying Notes are an integral part of these consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income	$214,738	$184,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,713	111,587
Cost of real estate sales	10,508	23,058
Stock-based compensation expense	12,665	11,718
Deferred income taxes, net	131,741	114,795
Change in fair value of Contingent Consideration	—	(4,550)
Gain on litigation settlement	—	(16,400)
Park City litigation settlement payment	—	(10,000)
Other non-cash income, net	(2,847)	(3,009)
Changes in assets and liabilities:
Restricted cash	7,078	36
Trade receivables, net	(27,973)	(7,761)
Inventories, net	4,857	5,380
Accounts payable and accrued liabilities	(4,641)	(203)
Other assets and liabilities, net	(11,412)	(14,953)
Net cash provided by operating activities	455,427	394,476
Cash flows from investing activities:
Capital expenditures	(88,307)	(85,583)
Acquisition of businesses	(20,245)	(182,500)
Other investing activities, net	880	3,274
Net cash used in investing activities	(107,672)	(264,809)
Cash flows from financing activities:
Proceeds from borrowings under Credit Facility Revolver	135,000	253,000
Payments on Credit Facility Revolver	(320,000)	(253,000)
Payments on Credit Facility Term Loan	(6,250)	—
Payments of other long-term debt	(261)	(1,013)
Dividends paid	(74,530)	(52,778)
Repurchases of common stock	(53,787)	—
Other financing activities, net	4,760	5,041
Net cash used in financing activities	(315,068)	(48,750)
Effect of exchange rate changes on cash and cash equivalents	419	(109)
Net increase in cash and cash equivalents	33,106	80,808
Cash and cash equivalents:
Beginning of period	35,459	44,406
End of period	$68,565	$125,214

Non-cash investing and financing activities:
Accrued capital expenditures	$5,801	$4,257
Capital expenditures under long-term financing	$—	$7,037
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

In the Mountain segment, the Company operates nine world-class mountain resort properties at Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; Park City mountain resort in Utah (“Park City” comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort (“Canyons”) in Park City, Utah); Heavenly, Northstar, and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; Perisher Ski Resort (“Perisher,” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Wilmot Mountain in Wisconsin (“Wilmot,” acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the United States Department of Agriculture Forest Service (the “Forest Service”). The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

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

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in the U.S. The Company’s operating season at Perisher, its NPS concessionaire properties and its golf courses generally occur from June to early October. The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 7, Variable Interest Entities).

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2015 was derived from audited financial statements.

Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires entities to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The guidance also requires entities to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows entities to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows.

3.	Net Income Per Common Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended April 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$157,632	$157,632	$133,410	$133,410
Weighted-average shares outstanding	36,217	36,217	36,354	36,354
Effect of dilutive securities	—	1,051	—	1,099
Total shares	36,217	37,268	36,354	37,453
Net income per share attributable to Vail Resorts	$4.35	$4.23	$3.67	$3.56

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 24,000 and 15,000 for the three months ended April 30, 2016 and 2015, respectively.
Presented below is basic and diluted EPS for the nine months ended April 30, 2016 and 2015 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$215,027	$215,027	$184,896	$184,896
Weighted-average shares outstanding	36,312	36,312	36,310	36,310
Effect of dilutive securities	—	1,016	—	1,052
Total shares	36,312	37,328	36,310	37,362
Net income per share attributable to Vail Resorts	$5.92	$5.76	$5.09	$4.95

The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 13,000 and 5,000 for the nine months ended April 30, 2016 and 2015, respectively.

During the three and nine months ended April 30, 2016, the Company paid cash dividends of $0.8100 and $2.0550 per share, respectively ($29.3 million and $74.5 million, respectively, in the aggregate). During the three and nine months ended April 30, 2015, the Company paid cash dividends of $0.6225 and $1.4525 per share, respectively ($22.6 million and $52.8 million, respectively, in the aggregate). On June 8, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.8100 per share payable on July 13, 2016 to stockholders of record as of June 28, 2016.

4.	Long-Term Debt
Long-term debt as of April 30, 2016, July 31, 2015 and April 30, 2015 is summarized as follows (in thousands):

	Maturity (a)	April 30, 2016	July 31, 2015	April 30, 2015
Credit Facility Revolver	2020	$—	$185,000	$—
Credit Facility Term Loan	2020	243,750	250,000	—
Industrial Development Bonds	2020	—	—	41,200
Employee Housing Bonds	2027-2039	52,575	52,575	52,575
6.50% Notes	2019	—	—	215,000
Canyons obligation	2063	321,688	317,455	316,056
Other	2016-2029	11,165	11,800	11,918
Total debt		629,178	816,830	636,749
Less: Current maturities (b)		13,349	10,154	256,953
Long-term debt		$615,829	$806,676	$379,796

(a)	Maturities are based on the Company’s July 31 fiscal year end.

(b)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of April 30, 2016 reflected by fiscal year are as follows (in thousands):

Total
2016	$3,269
2017	13,354
2018	13,397
2019	13,455
2020	204,141
Thereafter	381,562
Total debt	$629,178

The Company incurred gross interest expense of $10.4 million and $13.7 million for the three months ended April 30, 2016 and 2015, respectively, of which $0.2 million and $0.4 million, respectively, were amortization of deferred financing costs. The Company incurred gross interest expense of $31.9 million and $41.1 million for the nine months ended April 30, 2016 and 2015, respectively, of which $0.7 million and $1.1 million, respectively, were amortization of deferred financing costs. The Company had no capitalized interest during the three and nine months ended April 30, 2016 and 2015.

5.	Acquisitions
Wilmot Mountain
On January 19, 2016, the Company, through a wholly-owned subsidiary, acquired all of the assets of Wilmot, a ski area located in Wisconsin near the Illinois state line, for total cash consideration of $20.2 million. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $12.5 million in property, plant and equipment, $0.2 million in other assets, $0.4 million in other intangible assets (with a weighted-average amortization period of 10 years) and $0.3 million of assumed liabilities on the date of acquisition. The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was $7.4 million and was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Wilmot and other factors. The goodwill is expected to be deductible for income tax purposes. The operating results of Wilmot are reported within the Mountain segment.

Perisher Ski Resort
On June 30, 2015, the Company, through a wholly-owned subsidiary, acquired all of the entities that operate Perisher in New South Wales, Australia for total cash consideration of $124.6 million, net of cash acquired. The Company funded the cash purchase price through borrowings under the revolver portion of its senior credit facility (“Credit Agreement”). Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. The Company acquired the entities that hold the assets and conduct operations, including the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, as well as assumed liabilities.

The following summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed at the date the Perisher transaction was effective (in thousands).

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

The estimated fair value of assets acquired and liabilities assumed in the acquisition of Perisher are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes this information provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, but the Company is obtaining additional information necessary to finalize those fair value. Therefore, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Perisher and other factors. None of the goodwill is expected to be deductible for income tax purposes under Australian tax law. The intangible assets primarily consist of trademarks and customer lists. The definite-lived intangible assets have a weighted-average amortization period of approximately 4 years.

Park City Mountain Resort
On September 11, 2014, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc., and Powdr Development Company (collectively, the “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort in Park City, Utah. The cash purchase price was $182.5 million and was funded through borrowings under the revolver portion of the Credit Agreement.

As provided under the Purchase Agreement, the Company acquired the property, assets and operations of Park City Mountain Resort, which includes the ski area and related amenities, from the Park City Sellers and assumed leases of certain realty, acquired certain assets, and assumed certain liabilities of the Park City Sellers relating to Park City Mountain Resort. In addition to the Purchase Agreement, the parties settled the litigation related to the validity of a lease of certain land owned by Talisker Land Holdings, LLC (“Talisker”) under the ski terrain of Park City Mountain Resort (the “Park City Litigation”). In connection with settling the Park City Litigation, the Company recorded a non-cash gain of $16.4 million in the Mountain segment for the nine months ended April 30, 2015. The gain on litigation settlement represented the estimated fair value of the rents (including damages and interest) due the Company from the Park City Sellers for their use of land and improvements from the Canyons transaction date of May 29, 2013 to the Park City Mountain Resort acquisition date. Additionally, the Company assigned a fair value of $10.1 million to the settlement of the Park City Litigation that applied to the period prior to the Canyons transaction. The combined fair value of the Park City Litigation settlement of $26.5 million was determined by applying market capitalization rates to the estimated fair market value of the land and improvements, plus an estimate of statutory damages and interest. The estimated fair value of the Park City Litigation settlement was not received in cash, but was instead reflected as part of the cash price negotiated for the Park City Mountain Resort acquisition. Accordingly, the estimated fair value of the Park City Litigation settlement was included in the total consideration for the acquisition of Park City Mountain Resort. However, the gain on the Park City Litigation settlement was recorded as a separate transaction, as discussed above. Under an agreement entered into in conjunction with the Canyons transaction, the Company made a $10.0 million payment to Talisker in the nine months ended April 30, 2015, resulting from the settlement of the Park City Litigation.

The following summarizes the fair value of the identifiable assets acquired and liabilities assumed at the date the Park City transaction was effective (in thousands):

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

The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City Mountain Resort and other factors. The majority of goodwill is expected to be deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights, and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years. The operating results of Park City, which are recorded in the Mountain segment, contributed $35.4 million and $63.8 million of net revenue (including an allocation of season pass revenue) for the three and nine months ended April 30, 2015, respectively. The Company recognized $0.8 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the nine months ended April 30, 2015.

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

	Three Months Ended April 30,	Nine Months Ended April 30,
	2015	2015
Pro forma net revenue	$579,672	$1,282,926
Pro forma net income attributable to Vail Resorts, Inc.	$129,187	$186,810
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$3.55	$5.14
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$3.45	$5.00

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2016	July 31, 2015	April 30, 2015
Land and land improvements	$439,815	$431,854	$413,775
Buildings and building improvements	1,028,408	1,006,821	957,594
Machinery and equipment	878,730	815,946	777,011
Furniture and fixtures	305,159	286,863	284,403
Software	112,551	106,433	105,482
Vehicles	62,166	61,036	59,708
Construction in progress	28,019	53,158	20,245
Gross property, plant and equipment	2,854,848	2,762,111	2,618,218
Accumulated depreciation	(1,484,474)	(1,375,836)	(1,359,125)
Property, plant and equipment, net	$1,370,374	$1,386,275	$1,259,093

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2016	July 31, 2015	April 30, 2015
Trade payables	$47,144	$62,099	$52,371
Deferred revenue	164,927	145,949	115,300
Accrued salaries, wages and deferred compensation	34,403	33,461	38,594
Accrued benefits	29,625	24,436	26,459
Deposits	21,641	19,336	18,199
Other accruals	40,349	46,018	42,133
Total accounts payable and accrued liabilities	$338,089	$331,299	$293,056

The composition of other long-term liabilities follows (in thousands):

	April 30, 2016	July 31, 2015	April 30, 2015
Private club deferred initiation fee revenue	$123,341	$126,104	$128,295
Unfavorable lease obligation, net	28,005	29,997	29,325
Other long-term liabilities	97,952	99,815	78,312
Total other long-term liabilities	$249,298	$255,916	$235,932

7.    Variable Interest Entities
The Company is the primary beneficiary of four employee housing entities (collectively, the “Employee Housing Entities”), Breckenridge Terrace, LLC, The Tarnes at BC, LLC, BC Housing, LLC and Tenderfoot Seasonal Housing, LLC, which are VIEs, and the Company has consolidated these VIEs in its Consolidated Condensed Financial Statements. As a group, as of April 30, 2016, the Employee Housing Entities had total assets of $25.7 million (primarily recorded in property, plant and equipment, net) and total liabilities of $64.3 million (primarily recorded in long-term debt as “Employee Housing Bonds”). The Company’s lenders have issued letters of credit totaling $53.4 million under the Company’s Credit Agreement related to Employee Housing Bonds. Payments under the letters of credit would be triggered in the event that one of the entities defaults on required payments. The letters of credit have no default provisions.

The Company is the primary beneficiary of Avon Partners II, LLC (“APII”), which is a VIE. APII owns commercial space and the Company leases substantially all of that space. APII had total assets of $4.1 million (primarily recorded in property, plant and equipment, net) and no debt as of April 30, 2016.

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration (as defined below) measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Fair Value Measurement as of April 30, 2016
Description	Balance at April 30, 2016	Level 1	Level 2	Level 3

Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,402	$—	$2,402	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of July 31, 2015
Description	Balance at July 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,577	$7,577	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

	Fair Value Measurement as of April 30, 2015
Description	Balance at April 30, 2015	Level 1	Level 2	Level 3
Assets:
Money Market	$7,578	$7,578	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,651	$—	$2,651	$—

Liabilities:
Contingent Consideration	$6,000	$—	$—	$6,000

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the nine months ended April 30, 2016 and 2015 were as follows (in thousands):

Balance as of July 31, 2015 and 2014, respectively	$6,900	$10,500
Change in fair value	—	(4,500)
Balance as of April 30, 2016 and 2015, respectively	$6,900	$6,000

The lease for Canyons provides for participating contingent payments to Talisker of 42% of the amount by which EBITDA for the resort operations, as calculated under the lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company (the “Contingent Consideration”). The fair value of Contingent Consideration includes the resort operations of Park City Mountain Resort, following completion of the acquisition, in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City Mountain Resort. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. As of April 30, 2016, key assumptions included a discount rate of 11.5%, volatility of 20.0%, and credit risk of 2.5%. The model also incorporates assumptions for EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2016, the Company did not record a change in the estimated fair value of the participating contingent payments. The estimated fair value of the Contingent Consideration is $6.9 million as of April 30, 2016, and this liability is recorded in other long-term liabilities in the Consolidated Condensed Balance Sheets.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2016, July 31, 2015 and April 30, 2015, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2029.

Guarantees/Indemnifications
As of April 30, 2016, the Company had various other letters of credit for $64.6 million, consisting primarily of $53.4 million to support the Employee Housing Bonds and $11.2 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of April 30, 2016, primarily to provide collateral for its workers compensation self-insurance programs.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business that include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities related to licensees in connection with third-parties’ use of the Company’s trademarks and logos, liabilities associated with the infringement of other parties’ technology and software products, liabilities associated with the use of easements, liabilities associated with employment of contract workers and the Company’s use of trustees, and liabilities associated with the Company’s use of public lands and environmental matters. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters deemed to be probable losses and estimable. As of April 30, 2016, July 31, 2015 and April 30, 2015, the accrual for the above loss contingencies was not material individually and in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net revenue:
Lift	$334,789	$285,249	$642,627	$524,537
Ski school	74,279	66,216	139,703	123,511
Dining	51,000	44,003	108,093	90,661
Retail/rental	79,384	71,078	214,748	195,563
Other	33,353	33,005	101,439	88,696
Total Mountain net revenue	572,805	499,551	1,206,610	1,022,968
Lodging	72,933	67,323	200,026	185,180
Total Resort net revenue	645,738	566,874	1,406,636	1,208,148
Real estate	1,734	12,469	14,766	29,694
Total net revenue	$647,472	$579,343	$1,421,402	$1,237,842
Operating expense:
Mountain	$281,968	$244,675	$729,382	$645,593
Lodging	57,422	54,726	176,170	166,407
Total Resort operating expense	339,390	299,401	905,552	812,000
Real estate	3,085	14,028	17,043	35,513
Total segment operating expense	$342,475	$313,429	$922,595	$847,513
Gain on litigation settlement	$—	$—	$—	$16,400
Gain on sale of real property	19	151	1,810	151
Mountain equity investment income (loss), net	211	(129)	992	396
Reported EBITDA:
Mountain	$291,048	$254,747	$478,220	$394,171
Lodging	15,511	12,597	23,856	18,773
Resort	306,559	267,344	502,076	412,944
Real estate	(1,332)	(1,408)	(467)	(5,668)
Total Reported EBITDA	$305,227	$265,936	$501,609	$407,276

Real estate held for sale and investment	$116,874	$137,740	$116,874	$137,740

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$305,227	$265,936	$501,609	$407,276
Depreciation and amortization	(41,472)	(38,242)	(120,713)	(111,587)
Change in fair value of Contingent Consideration	—	—	—	4,550
Loss on disposal of fixed assets and other, net	(164)	(71)	(3,149)	(852)
Investment income, net	150	119	509	155
Interest expense	(10,400)	(13,735)	(31,905)	(41,110)
Income before provision for income taxes	253,341	214,007	346,351	258,432
Provision for income taxes	(95,804)	(80,605)	(131,613)	(73,654)
Net income	$157,537	$133,402	$214,738	$184,778
Net loss attributable to noncontrolling interests	95	8	289	118
Net income attributable to Vail Resorts, Inc.	$157,632	$133,410	$215,027	$184,896

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. During the three months ended April 30, 2016 and 2015, the Company repurchased 108,036 shares (at a total cost of $13.8 million) and zero shares of common stock, respectively. During the nine months ended April 30, 2016 and 2015, the Company repurchased 485,866 shares (at a total cost of $53.8 million) and zero shares of common stock, respectively. Since inception of its share repurchase program through April 30, 2016, the Company has repurchased 5,434,977 shares at a cost of approximately $247.0 million. As of April 30, 2016, 2,065,023 shares remained available to repurchase under the existing share repurchase program which has no expiration date. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s employee share award plan.

12.    Income Taxes
The Company had Federal net operating loss (“NOL”) carryforwards that expired in the year ended July 31, 2008 and were limited in deductibility each year under Section 382 of the Internal Revenue Code. The Company had only been able to use these NOL carryforwards to the extent of approximately $8.0 million per year through December 31, 2007 (the “Section 382 Amount”). However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code (the “Code”) on approximately $73.8 million of NOL carryforwards to reduce future taxable income. As a result, the Company requested a refund related to the amended returns in the amount of $6.2 million and reduced its Federal tax liability in the amount of $19.6 million in subsequent returns. These NOL carryforwards relate to fresh start accounting from the Company’s reorganization in 1992. During the year ended July 31, 2006, the Internal Revenue Service (“IRS”) completed its examination of the Company’s filing position in these amended returns and disallowed the Company’s request for refund and its position to remove the restrictions under Section 382 of the Code. The Company appealed the examiner’s disallowance of these NOL carryforwards to the Office of Appeals. In December 2008, the Office of Appeals denied the Company’s appeal, as well as a request for mediation. The Company disagreed with the IRS interpretation disallowing the utilization of the NOL’s and in August 2009, the Company filed a complaint in the United States District Court for the District of Colorado against the United States of America seeking a refund of approximately $6.2 million in Federal income taxes paid, plus interest. On July 1, 2011, the District Court granted the Company summary judgment, concluding that the IRS’s decision disallowing the utilization of the NOLs was inappropriate. The computations themselves, however, remained in dispute, and the District Court’s ruling was subject to appeal by the IRS. Subsequently, the District Court proceedings were continued pending settlement discussions between the parties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2016 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2016 and 2015 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The following MD&A includes discussion of financial performance within each of our segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss, plus gain on litigation settlement and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the “Results of Operations” section below for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the “Results of Operations” section below for a reconciliation of Net Debt to long-term debt.

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are susceptible to varying calculations, Reported EBITDA and Net Debt, as presented, may not be comparable to other similarly titled measures of other companies.

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments.

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado (“Colorado” resorts); Park City mountain resort in Utah (“Park City” comprised of the former standalone Park City Mountain Resort acquired in September 2014 and the former Canyons Resort (“Canyons”) in Park City, Utah); Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); Perisher Ski Resort (“Perisher,” acquired in June 2015) in New South Wales, Australia; and, the ski areas of Wilmot Mountain in Wisconsin (“Wilmot,” acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (“Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our United States (“U.S.”) mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our U.S. mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 58% and 57% of Mountain net revenue for the three months ended April 30, 2016 and 2015, respectively, and approximately 53% and 51% of Mountain net revenue for the nine months ended April 30, 2016 and 2015, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests to our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2015/2016 U.S. ski season, Destination guests comprised approximately 58% of our skier visits, while Local guests comprised approximately 42% of our skier visits. For the 2014/2015 ski season, Destination guests comprised approximately 59% of our skier visits, while Local guests comprised approximately 41% of our skier visits.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as the lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but can be more impacted by adverse economic conditions or the global geopolitical climate. Local guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas, marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our mountain resorts and Urban ski areas to our Epic Season Pass that allows pass holders unlimited and unrestricted access to all of our mountain resorts and Urban ski areas. Our season pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our mountain resorts and Urban ski areas generally in advance of the ski season and typically ski more days each season at our mountain resorts and Urban ski areas than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to many weather sensitive guests; and generates additional ancillary spending. In addition, our season pass products attract new guests to our mountain resorts and Urban ski areas. Our season pass products, including the Epic Season Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations ratably over the ski season. For both the 2015/2016 and 2014/2015 U.S. ski seasons, approximately 41% of total lift revenue was comprised of season pass revenue.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, United States Department of Agriculture Forest Service (“Forest Service”) fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand proximate to our U.S. mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our U.S. mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties, including the Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts, and CME, is closely aligned with the performance of our Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 90% and 93% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2016 and 2015, respectively, and 77% and 79% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2016 and 2015, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin. As such, the revenue and corresponding expense associated with reimbursement of payroll costs have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from mid-May to mid-October), mountain resort golf operations and seasonally low operations from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2016, we began our early season pass sales program for the 2016/2017 ski season. Through May 31, 2016, our early U.S. season pass sales for the upcoming 2016/2017 U.S. ski season have increased approximately 29% in units and increased approximately 34% in sales dollars, compared to the prior year period ended June 2, 2015. However, we cannot predict if this favorable trend will continue through the Fall 2016 U.S. season pass sales campaign or the overall impact that season pass sales will have on lift revenue for the 2016/2017 U.S. ski season.

•
Although many key economic indicators in the U.S. have held steady through the first third of calendar year 2016, including consumer confidence and the unemployment rate, the growth in the U.S. economy may be challenged by declining or slowing growth in economies outside of the U.S., or other factors, which may include devaluation of currencies against the U.S. dollar and fluctuating commodity prices. Given these economic trends and uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2016/2017 U.S. ski season.

•
On June 30, 2015, we acquired the entities that operate Perisher Ski Resort (“Perisher”) in New South Wales, Australia for total cash consideration of AU$176.2 million (approximately US$134.8 million), excluding cash acquired and assumed working capital. The cash purchase price was funded through borrowings from the revolving portion of our senior credit facility (“Credit Agreement”). We expect that Perisher will positively contribute to our results of operations with its operating season occurring during our first and fourth fiscal quarters. However, we cannot predict whether we will realize all of the synergies expected from the operations of Perisher and the ultimate impact Perisher will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Perisher acquisition are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are obtaining additional information necessary to finalize those fair values. Therefore, the preliminary measurements of fair value reflected within the Consolidated Condensed Balance Sheets as of April 30, 2016 are subject to change.

•
As of April 30, 2016, we had $68.6 million in cash and cash equivalents, as well as $327.4 million available under the revolver component of our Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $72.6 million). During the three and nine months ended April 30, 2016 we repurchased 108,036 and 485,866 shares of our common stock, respectively, at a total cost of approximately $13.8 million and $53.8 million, respectively. Additionally, in January 2016 we completed the acquisition of a ski area, Wilmot Mountain in Wisconsin, for cash consideration of approximately $20.2 million. We believe that the terms of our Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments, primarily occurring during our second and third fiscal quarters, less resort capital expenditures has and is anticipated to continue to provide us with substantial liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales are recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of April 30, 2016, we had six units at The Ritz-Carlton Residences, Vail and two units at One Ski Hill Place in Breckenridge available for sale with a remaining book value of approximately $18.5 million for both projects. We cannot predict the ultimate number of units we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take less than two years to complete assuming continued stability in resort real estate markets.

•
In accordance with GAAP, we test goodwill and indefinite-lived intangible assets for impairment annually as well as on an interim basis to the extent factors or indicators become apparent that could reduce the fair value of our reporting units or indefinite-lived intangible assets below book value. We also evaluate long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our goodwill by estimating the future discounted cash flows of our reporting units and terminal values of the businesses using projected future levels of income, as well as business trends, prospects and market and economic conditions. We evaluate the recoverability of indefinite-lived intangible assets using the income approach based upon estimated future revenue streams, and we evaluate long-lived assets based upon estimated undiscounted future cash flows. Our fiscal 2015 annual impairment test did not result in a goodwill or indefinite-lived intangible asset impairment. However, if lower than projected levels of cash flows were to occur due to prolonged abnormal weather conditions or a prolonged weakness in general economic conditions, among other risks, this could cause less than expected growth and/or a reduction in terminal values and cash flows and could result in an impairment charge attributable to certain goodwill, indefinite-lived intangible assets and/or long-lived assets, negatively affecting our results of operations and stockholders’ equity.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2016, compared to the three and nine months ended April 30, 2015 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Mountain Reported EBITDA	$291,048	$254,747	$478,220	$394,171
Lodging Reported EBITDA	15,511	12,597	23,856	18,773
Resort Reported EBITDA	306,559	267,344	502,076	412,944
Real Estate Reported EBITDA	(1,332)	(1,408)	(467)	(5,668)
Income before provision for income taxes	253,341	214,007	346,351	258,432
Net income attributable to Vail Resorts, Inc.	$157,632	$133,410	$215,027	$184,896
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2016 compared to the three months ended April 30, 2015
Mountain segment operating results for the three months ended April 30, 2016 and 2015 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Net Mountain revenue:
Lift	$334,789	$285,249	17.4%
Ski school	74,279	66,216	12.2%
Dining	51,000	44,003	15.9%
Retail/rental	79,384	71,078	11.7%
Other	33,353	33,005	1.1%
Total Mountain net revenue	$572,805	$499,551	14.7%
Mountain operating expense:
Labor and labor-related benefits	$115,932	$99,926	16.0%
Retail cost of sales	26,123	23,520	11.1%
Resort related fees	36,129	31,624	14.2%
General and administrative	45,753	37,047	23.5%
Other	58,031	52,558	10.4%
Total Mountain operating expense	$281,968	$244,675	15.2%
Mountain equity investment income (loss), net	211	(129)	263.6%
Mountain Reported EBITDA	$291,048	$254,747	14.2%

Total skier visits	4,689	4,118	13.9%
ETP	$71.40	$69.27	3.1%

Mountain Reported EBITDA includes $3.3 million and $2.6 million of stock-based compensation expense for the three months ended April 30, 2016 and 2015, respectively.

Mountain Reported EBITDA for the three months ended April 30, 2016 increased $36.3 million, or 14.2%, compared to the three months ended April 30, 2015. Our results for the three months ended April 30, 2016 compared to the same period in the prior year reflect strong U.S. pass sales growth for the 2015/2016 ski season; a strong rebound at our Tahoe resorts; improved results at our Colorado resorts and at Park City; and strong ancillary guest spending for ski school, dining and retail/rental operations. Our Tahoe resorts saw a significant increase in skier visitation during the three months ended April 30, 2016 compared to the same period in the prior year as a result of improved weather and snow conditions compared to the same period in the prior year. Additionally, our Colorado resorts and Park City realized strong increases in skier visitation during the three months ended April 30, 2016 compared to the same period in the prior year. We believe the increase at Park City is in part due to the significant capital improvements we have made at the resort. However, the improvement in our year over year results for the quarter were negatively impacted by a modest decline in international visitation to our U.S. resorts, which we believe is due to the strong U.S. dollar, and off-season fixed operating expenses for Perisher (acquired June 30, 2015) which has its operating season from June through early October.

Lift revenue increased $49.5 million, or 17.4%, for the three months ended April 30, 2016, compared to the same period in the prior year, consisting of $33.2 million, or 18.5%, increase in lift revenue excluding season pass revenue, and $16.3 million, or 15.4%, increase in season pass revenue. The increase in lift revenue excluding season pass revenue was primarily due to an increase in ETP excluding season pass holders of 8.2%, along with higher visitation at our Tahoe resorts and at Park City. The increase in season pass revenue was due to a combination of both an increase in pricing and units sold, and was favorably impacted by increased pass sales to Destination guests. Total ETP increased $2.13, or 3.1%, due to price increases in both our lift ticket products at our U.S. mountain resorts and season pass products, partially offset by higher average visitation by season pass holders during the three months ended April 30, 2016 compared to the same period in the prior year.

Ski school revenue increased $8.1 million, or 12.2%, for the three months ended April 30, 2016, compared to the same period in the prior year, due to increases in ski school revenue at our Colorado, Tahoe and Park City resorts, primarily as a result of overall increases in skier visitation and pricing.

Dining revenue increased $7.0 million, or 15.9%, for the three months ended April 30, 2016, compared to the three months ended April 30, 2015, which benefited from overall increases in skier visitation at our Colorado, Tahoe and Park City resorts. In addition, the increase in dining revenue was further attributable to the opening of a new on-mountain dining venue and upgrades of existing on-mountain dining venues at Park City.

Retail/rental revenue increased $8.3 million, or 11.7%, for the three months ended April 30, 2016, compared to the same period in the prior year, resulting from both an increase in retail sales and rental revenue of $4.6 million, or 10.4%, and $3.7 million, or 13.6%, respectively. The increase in retail sales was primarily due to increase in sales volume at stores proximate to our Tahoe resorts and in the San Francisco Bay Area due to improved weather conditions and snowfall in the Tahoe region. The increase in rental revenue was primarily due to stores proximate to our Tahoe and Colorado resorts which experienced higher volumes due to overall increased skier visitation.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2016, other revenue increased $0.3 million, or 1.1%, compared to the three months ended April 30, 2015, primarily due to increased base area services, including parking revenue.

Operating expense increased $37.3 million, or 15.2%, for the three months ended April 30, 2016 compared to the three months ended April 30, 2015, including incremental operating expenses of $5.7 million from Perisher. Excluding Perisher, operating expenses increased $31.6 million, or 12.9%. Labor and labor-related benefits (excluding Perisher) increased $13.9 million, or 13.9%, due to wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining and increased variable compensation. Retail cost of sales increased $2.6 million, or 11.1%, due to an increase in retail sales of $4.6 million, or 10.4%. Resort related fees increased $4.5 million, or 14.2%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Perisher) increased $7.8 million, or 21.1%, primarily due to higher Mountain segment component of allocated corporate costs, including increased sales and marketing expense and variable compensation. Other expense (excluding Perisher) increased $2.7 million, or 5.2%, primarily due to higher operating expenses including rent expense, food and beverage cost of sales commensurate with increased dining revenue, repairs and maintenance expense and supplies expense, partially offset by lower fuel expense.

Mountain equity investment income (loss), net, primarily includes our share of income or loss from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015
Mountain segment operating results for the nine months ended April 30, 2016 and 2015 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Net Mountain revenue:
Lift	$642,627	$524,537	22.5%
Ski school	139,703	123,511	13.1%
Dining	108,093	90,661	19.2%
Retail/rental	214,748	195,563	9.8%
Other	101,439	88,696	14.4%
Total Mountain net revenue	$1,206,610	$1,022,968	18.0%
Mountain operating expense:
Labor and labor-related benefits	$283,353	$245,401	15.5%
Retail cost of sales	80,864	75,856	6.6%
Resort related fees	66,473	57,773	15.1%
General and administrative	130,901	112,613	16.2%
Other	167,791	153,950	9.0%
Total Mountain operating expense	$729,382	$645,593	13.0%
Gain on litigation settlement	—	16,400	(100.0)%
Mountain equity investment income, net	992	396	150.5%
Mountain Reported EBITDA	$478,220	$394,171	21.3%

Total skier visits	9,705	8,189	18.5%
ETP	$66.22	$64.05	3.4%
Mountain Reported EBITDA includes $10.0 million and $8.8 million of stock-based compensation expense for the nine months ended April 30, 2016 and 2015, respectively.

Mountain Reported EBITDA for the nine months ended April 30, 2016 increased $84.0 million, or 21.3%, compared to the nine months ended April 30, 2015. This increase is primarily due to strong U.S. pass sales growth for the 2015/2016 ski season; a strong rebound at our Tahoe resorts; improved results at our Colorado resorts and at Park City; and strong ancillary guest spending for ski school, dining and retail/rental operations. Our Tahoe resorts saw a significant increase in skier visitation during the nine months ended April 30, 2016 compared to the same period in the prior year as a result of improved weather and snow conditions compared to the same period in the prior year. Additionally, our Colorado resorts and Park City realized strong increases in skier visitation during the nine months ended April 30, 2016 compared to the same period in the prior year. We believe the increase at Park City is in part due to the significant capital improvements we have made at the resort. Mountain Reported EBITDA for the nine months ended April 30, 2016 was also positively impacted by the addition of Perisher (acquired in June 2015) which has its operating season from June through early October, increased summer activities revenue and the elimination of transaction, integration and litigation expenses incurred in the same period in the prior year related to Park City and Perisher. These favorable impacts were partially offset by a modest decline in international visitation to our U.S. resorts during the 2015/2016 ski season and the $16.4 million non-cash gain on Park City litigation settlement recognized during the nine months ended April 30, 2015.

Lift revenue increased $118.1 million, or 22.5%, for the nine months ended April 30, 2016, compared to the same period in the prior year, which includes $20.5 million of incremental lift revenue contributed by Perisher. Excluding Perisher, lift revenue excluding season pass revenue increased $58.7 million, or 18.9%, and season pass revenue increased $38.9 million, or 18.1%. The increase in lift revenue excluding season pass revenue (excluding Perisher) was primarily due to an increase in ETP excluding season pass holders of 9.8%, along with higher visitation at our Tahoe resorts and at Park City. The increase in season pass revenue (excluding Perisher) was due to a combination of both an increase in pricing and units sold, and was favorably impacted by increased pass sales to Destination guests. Total ETP increased $2.17, or 3.4%, due primarily to price increases in both our lift ticket products at our U.S. mountain resorts and season pass products, partially offset by higher average visitation by U.S. season pass holders during the 2015/2016 ski season as compared with the 2014/2015 ski season.

Ski school revenue increased $16.2 million, or 13.1%, for the nine months ended April 30, 2016, compared to the same period in the prior year, primarily due to increases in ski school revenue at our Colorado, Tahoe and Park City resorts, primarily as a result of overall increases in skier visitation and pricing, and incremental ski school revenue of $3.4 million from Perisher’s ski season operations during the three months ended October 31, 2015.

Dining revenue increased $17.4 million, or 19.2%, for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015, and was primarily attributable to overall increases in summer and skier visitation at our U.S. mountain resorts combined with incremental dining revenue from Perisher. Additionally, dining revenue benefited from the earlier opening of terrain and on-mountain dining facilities at our Tahoe resorts compared to the prior year, and from both the opening of a new on-mountain dining venue and upgrades of existing on-mountain dining venues at Park City.

Retail/rental revenue increased $19.2 million, or 9.8%, for the nine months ended April 30, 2016, compared to the same period in the prior year, which was primarily due to an increase in both retail sales and rental revenue of $10.8 million, or 7.8%, and $8.4 million, or 15.2%, respectively. The increase in retail sales was primarily attributable to increases in sales volume at stores proximate to our Tahoe resorts and in the San Francisco Bay Area due to improved weather conditions and snowfall in the Tahoe region. The increase in rental revenue was primarily due to stores proximate to our mountain resorts in Tahoe and Colorado which experienced higher volumes due to increased overall skier visitation, and incremental rental revenue from Perisher.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the nine months ended April 30, 2016, other revenue increased $12.7 million, or 14.4%, compared to the nine months ended April 30, 2015, primarily attributable to incremental revenue from Perisher, increases in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts combined with the expansion of our on-mountain summer activities offerings, increases in marketing revenue driven by higher revenue from our strategic partners, and higher base area services and parking revenue due to increased visitation.

Operating expense increased $83.8 million, or 13.0%, for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015, including incremental operating expenses from Perisher of $25.3 million. Additionally, current year operating expenses were favorably impacted by the elimination of transaction, integration and litigation expenses incurred in the same period in the prior year related to Park City and Perisher. Excluding Perisher operating expenses and transaction, integration and litigation expenses related to Park City and Perisher, operating expenses increased $63.7 million, or 9.9%. Labor and labor-related benefits (excluding Perisher) increased $27.3 million, or 11.1%, due to wage adjustments, increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining, as well as increased variable compensation. Retail cost of sales increased $5.0 million, or 6.6%, compared to an increase in retail sales of $10.8 million, or 7.8%. Resort related fees increased $8.7 million, or 15.1%, due to overall increases in revenue upon which those fees are based. General and administrative expense (excluding Perisher) increased $15.2 million, or 13.5%, primarily due to higher Mountain segment component of allocated corporate costs, including increased sales and marketing expense and variable compensation. Other expense (excluding Perisher from the current period and Park City and Perisher transaction, integration and litigation expenses from the prior period) increased $8.5 million, or 5.7%, primarily due to higher operating expenses including food and beverage cost of sales commensurate with the increase in dining revenue, rent expense, supplies expense and repairs and maintenance expense, partially offset by lower fuel expense.

Mountain equity investment income, net, primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2016 compared to the three months ended April 30, 2015
Lodging segment operating results for the three months ended April 30, 2016 and 2015 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Lodging net revenue:
Owned hotel rooms	$13,813	$13,097	5.5%
Managed condominium rooms	23,110	21,904	5.5%
Dining	10,167	9,778	4.0%
Transportation	8,827	9,690	(8.9)%
Other	13,634	10,190	33.8%
	69,551	64,659	7.6%
Payroll cost reimbursements	3,382	2,664	27.0%
Total Lodging net revenue	$72,933	$67,323	8.3%
Lodging operating expense:
Labor and labor-related benefits	$26,808	$26,465	1.3%
General and administrative	9,657	8,736	10.5%
Other	17,575	16,861	4.2%
	54,040	52,062	3.8%
Reimbursed payroll costs	3,382	2,664	27.0%
Total Lodging operating expense	$57,422	$54,726	4.9%
Lodging Reported EBITDA	$15,511	$12,597	23.1%

Owned hotel statistics:
ADR	$263.40	$256.34	2.8%
RevPAR	$188.86	$179.55	5.2%
Managed condominium statistics:
ADR	$407.96	$395.30	3.2%
RevPAR	$185.19	$171.64	7.9%
Owned hotel and managed condominium statistics (combined):
ADR	$359.55	$348.59	3.1%
RevPAR	$186.10	$173.53	7.2%
The Lodging segment ADR and RevPAR statistics presented above for the three months ended April 30, 2015 have been adjusted to exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

Lodging Reported EBITDA includes $0.8 million and $0.6 million of stock-based compensation expense for the three months ended April 30, 2016 and 2015, respectively.
Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended April 30, 2016 increased $4.9 million, or 7.6%, as compared to the same period in the prior year. Included in net revenue for the three months ended April 30, 2016 was the recognition of a $3.5 million termination fee (included in other revenue) associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica. Excluding this termination fee, Lodging net revenue (excluding payroll cost reimbursements) increased $1.4 million, or 2.2%, which was primarily attributable to an increase in transient guest visitation at our lodging properties and managed condominium rooms at or proximate to our mountain resorts due to increased skier visitation (as discussed in the Mountain segment).
Revenue from owned hotel rooms increased $0.7 million, or 5.5%, for the three months ended April 30, 2016 compared to the three months ended April 30, 2015, primarily due to a 5.2% increase in RevPAR primarily resulting from an increase in occupancy.

Occupancy for owned lodging properties was favorably impacted by increased skier visitation at our Colorado mountain resorts. Revenue from managed condominium rooms increased $1.2 million, or 5.5%, for the three months ended April 30, 2016 compared to the same period in the prior year, which was primarily attributable to increased transient guest visitation at our managed condominium rooms in Colorado, Tahoe and Park City, as well as increased group business at our managed condominium rooms in Park City, which contributed to a 7.9% increase in managed condominium RevPAR.
Dining revenue for the three months ended April 30, 2016 increased $0.4 million, or 4.0%, as compared to the three months ended April 30, 2015, primarily generated at our Colorado and Park City lodging properties as a result of increased skier visitation. Transportation revenue decreased $0.9 million, or 8.9%, for the three months ended April 30, 2016 compared to the same period in the prior year, primarily due to decreased passenger volume. Other revenue increased $3.5 million, or 33.8%, for the three months ended April 30, 2016 compared to the same period in the prior year due to recognition of a termination fee associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica.
Operating expense (excluding reimbursed payroll costs) increased $2.0 million, or 3.8%, for the three months ended April 30, 2016 compared to the three months ended April 30, 2015. Labor and labor-related benefits increased $0.3 million, or 1.3%, resulting from wage increases and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $0.9 million, or 10.5%, due to higher allocated corporate costs, including increased variable compensation. Other expense increased $0.7 million, or 4.2%, primarily due to higher operating expenses (such as supplies expense and utilities expense) and higher advertising expenses.
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

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015
Lodging segment operating results for the nine months ended April 30, 2016 and 2015 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Lodging net revenue:
Owned hotel rooms	$43,164	$39,348	9.7%
Managed condominium rooms	52,420	49,663	5.6%
Dining	34,049	31,538	8.0%
Transportation	19,440	20,504	(5.2)%
Golf	8,722	7,805	11.7%
Other	33,009	28,811	14.6%
	190,804	177,669	7.4%
Payroll cost reimbursements	9,222	7,511	22.8%
Total Lodging net revenue	$200,026	$185,180	8.0%
Lodging operating expense:
Labor and labor-related benefits	$82,529	$79,783	3.4%
General and administrative	27,036	25,102	7.7%
Other	57,383	54,011	6.2%
	166,948	158,896	5.1%
Reimbursed payroll costs	9,222	7,511	22.8%
Total Lodging operating expense	$176,170	$166,407	5.9%
Lodging Reported EBITDA	$23,856	$18,773	27.1%

Owned hotel statistics:
ADR	$232.50	$224.50	3.6%
RevPAR	$156.09	$143.37	8.9%
Managed condominium statistics:
ADR	$353.54	$348.68	1.4%
RevPAR	$128.79	$118.45	8.7%
Owned hotel and managed condominium statistics (combined):
ADR	$303.40	$297.27	2.1%
RevPAR	$136.37	$125.26	8.9%
The Lodging segment ADR and RevPAR statistics presented above for the nine months ended April 30, 2015 have been adjusted to exclude resort fee revenue from the calculations for ADR and RevPAR, as stipulated by the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition.

Lodging Reported EBITDA includes $2.3 million and $1.9 million of stock-based compensation expense for the nine months ended April 30, 2016 and 2015, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the nine months ended April 30, 2016 increased $13.1 million, or 7.4%, as compared to the nine months ended April 30, 2015. Included in net revenue for the nine months ended April 30, 2016 was the recognition of a $3.5 million termination fee (included in other revenue) associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica. Excluding this termination fee, Lodging net revenue (excluding payroll cost reimbursements) increased $9.7 million, or 5.4%, which was primarily attributable to an increase in transient guest visitation to our lodging properties and managed condominium rooms at or proximate to our mountain resorts due to increased skier visitation, as well as an increase in transient business from improved summer visitation at GTLC and our Colorado mountain resort properties.

Revenue from owned hotel rooms increased $3.8 million, or 9.7%, for the nine months ended April 30, 2016, as compared to the nine months ended April 30, 2015. Owned room revenue was positively impacted from an increase in transient guest visitation attributable to increased skier visits at our Colorado mountain resorts and improved summer visitation, generating a $2.2 million increase in revenue and 8.9% increase in RevPAR from owned hotel rooms; and an increase in transient guest visitation and ADR at GTLC for the three months ended October 31, 2015 compared to the same period in the prior year, resulting in a $1.7 million increase in revenue from owned hotel rooms. Revenue from managed condominium rooms increased $2.8 million, or 5.6%, for the nine months ended April 30, 2016 compared to the same period in the prior year, primarily due to increased transient guest visitation at our managed condominium rooms at or proximate to our mountain resorts, as well as increased group business at our managed condominium rooms in Park City which contributed to an 8.7% increase in managed condominium RevPAR.

Dining revenue for the nine months ended April 30, 2016 increased $2.5 million, or 8.0%, as compared to the nine months ended April 30, 2015, primarily due to increased dining revenue generated at our Colorado lodging properties as a result of increased summer visitation and skier visits, increased dining revenue at Park City lodging properties as a result of increased group business, as well as increased revenue at GTLC during the three months ended October 31, 2015. Transportation revenue for the nine months ended April 30, 2016 decreased $1.1 million, or 5.2%, as compared to the same period in the prior year, primarily due to decreased passenger volume. Golf revenue for the nine months ended April 30, 2016 increased $0.9 million, or 11.7%, as compared to the nine months ended April 30, 2015, primarily due to incremental revenue from reimbursable expenses for managing the Canyons golf course beginning in the summer of 2015. Excluding the $3.5 million termination fee, other revenue increased $0.7 million, or 2.5%, for the nine months ended April 30, 2016, as compared to the same period in the prior year, primarily due to an increase in ancillary revenue from improved visitation at GTLC during the three months ended October 31, 2015, an increase in revenue from conference services provided to our group business at our Colorado and Park City lodging properties, and increased revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $8.1 million, or 5.1%, for the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015. Labor and labor-related benefits increased $2.8 million, or 3.4%, resulting from wage increases and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $1.9 million, or 7.7%, due to higher allocated corporate costs including increased variable compensation. Other expense increased $3.4 million, or 6.2%, primarily due to higher operating expenses (such as food and beverage cost of sales, credit card fees, and supplies expense) and higher advertising expenses.

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

Real Estate Segment

Three months ended April 30, 2016 compared to the three months ended April 30, 2015
Real Estate segment operating results for the three months ended April 30, 2016 and 2015 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Total Real Estate net revenue	$1,734	$12,469	(86.1)%
Real Estate operating expense:
Cost of sales (including sales commission)	1,161	10,924	(89.4)%
Other	1,924	3,104	(38.0)%
Total Real Estate operating expense	3,085	14,028	(78.0)%
Gain on sale of real property	19	151	(87.4)%
Real Estate Reported EBITDA	$(1,332)	$(1,408)	5.4%
Real Estate Reported EBITDA includes $0.2 million and $0.3 million of stock-based compensation expense for the three months ended April 30, 2016 and 2015, respectively.
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2016
Real Estate segment net revenue for the three months ended April 30, 2016 included the closing of two condominium units at Crystal Peak Lodge in Breckenridge ($1.5 million of revenue with an average selling price of $0.8 million and an average price per square foot of $725). Real Estate net revenue also included $0.1 million of rental revenue from placing unsold units into our rental program.

Operating expense for the three months ended April 30, 2016 included cost of sales of $1.1 million resulting from the closing of two condominium units at Crystal Peak Lodge (average cost per square foot of $508). Additionally, sales commissions of approximately $0.1 million were incurred commensurate with revenue recognized. Other operating expense of $1.9 million (including $0.2 million of stock-based compensation expense) was primarily comprised of general and administrative costs.

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

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015
Real Estate segment operating results for the nine months ended April 30, 2016 and 2015 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2016	2015
Total Real Estate net revenue	$14,766	$29,694	(50.3)%
Real Estate operating expense:
Cost of sales (including sales commission)	11,712	24,804	(52.8)%
Other	5,331	10,709	(50.2)%
Total Real Estate operating expense	17,043	35,513	(52.0)%
Gain on sale of real property	1,810	151	1,098.7%
Real Estate Reported EBITDA	$(467)	$(5,668)	91.8%
Real Estate Reported EBITDA includes $0.3 million and $1.0 million of stock-based compensation expense for the nine months ended April 30, 2016 and 2015, respectively.

Nine months ended April 30, 2016
Real Estate segment net revenue for the nine months ended April 30, 2016 included the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.3 million of revenue with an average selling price of $3.1 million and an average price per square foot of $1,586); two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129); and two condominium units at Crystal Peak Lodge in Breckenridge ($1.5 million of revenue with an average selling price of $0.8 million and an average price per square foot of $725). Real Estate net revenue also included $0.3 million of rental revenue from placing unsold units into our rental program. Additionally, we recorded a gain on sale of real property of $1.8 million (net of $1.9 million in related land basis and costs) for land parcels which sold for $3.7 million.

Operating expense for the nine months ended April 30, 2016 included cost of sales of $10.1 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,198), two condominium units at One Ski Hill Place (average cost per square foot of $931) and two condominium units at Crystal Peak Lodge (average cost per square foot of $508). Additionally, sales commissions of approximately $0.9 million were incurred commensurate with revenue recognized. Other operating expense of $5.3 million (including $0.3 million of stock-based compensation) was primarily comprised of general and administrative costs.

Nine months ended April 30, 2015
Real Estate segment net revenue for the nine months ended April 30, 2015 included the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.6 million of revenue with an average selling price of $3.2 million and an average price per square foot of $1,541) and nine condominium units at One Ski Hill Place ($10.0 million of revenue with an average selling price of $1.1 million and an average price per square foot of $1,115). Real Estate net revenue also included $8.5 million of revenue from the sale of a development land parcel in Vail and $0.6 million of rental revenue from placing unsold units into our rental program.

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

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2016 increased $3.2 million and $9.1 million, respectively, compared to the same periods in the prior year, primarily due to assets acquired in the Perisher acquisition and the Park City transformation project.

Change in fair value of Contingent Consideration. There was no change in fair value of the Contingent Consideration recorded during the nine months ended April 30, 2016. A gain of $4.5 million was recorded during the nine months ended April 30, 2015 related to a decrease in the estimated fair value of the participating contingent payments to Talisker Land Holdings, LLC (“Talisker”) under the lease for Canyons. Commensurate with the acquisition of Park City Mountain Resort, the fair value of the Contingent Consideration includes the resort operations of Park City Mountain Resort in the calculation of EBITDA on which participating contingent payments are made, and increases the EBITDA threshold before which participating contingent payments are made by 10% of the purchase price paid by the Company for Park City Mountain Resort along with all future capital expenditures associated with Park City Mountain Resort, or the combined resort of Park City (comprised of the former standalone Park City Mountain Resort, acquired in September 2014 and the former Canyons Resort). The estimated fair value of the Contingent Consideration is $6.9 million as of April 30, 2016.

Interest expense. Interest expense for the three and nine months ended April 30, 2016 decreased $3.3 million and $9.2 million, respectively, compared to the same period in the prior year, primarily due to the redemption of the remaining $215.0 million of our 6.50% Notes outstanding in May 2015 and the redemption of the entire $41.2 million of our Industrial Development Bonds outstanding in May 2015, partially offset by interest expense on the borrowings incurred under the $250.0 million term loan facility, bearing interest at 1.56% at April 30, 2016, used to fund the redemption of the 6.50% Notes and Industrial Development Bonds in May 2015.

Income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2016 was 37.8% and 38.0%, respectively, compared to 37.7% and 28.5%, respectively, for the three and nine months ended April 30, 2015.  The interim period effective tax rate is primarily due to anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the income tax provision recorded for the nine months ended April 30, 2015 reflects $23.8 million of income tax benefits due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the IRS on the utilization of certain net operating losses (“NOLs”) relating to fresh start accounting from our reorganization in 1992.

Reconciliation of Non-GAAP Measures

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Mountain Reported EBITDA	$291,048	$254,747	$478,220	$394,171
Lodging Reported EBITDA	15,511	12,597	23,856	18,773
Resort Reported EBITDA	306,559	267,344	502,076	412,944
Real Estate Reported EBITDA	(1,332)	(1,408)	(467)	(5,668)
Total Reported EBITDA	305,227	265,936	501,609	407,276
Depreciation and amortization	(41,472)	(38,242)	(120,713)	(111,587)
Loss on disposal of fixed assets and other, net	(164)	(71)	(3,149)	(852)
Change in fair value of Contingent Consideration	—	—	—	4,550
Investment income, net	150	119	509	155
Interest expense	(10,400)	(13,735)	(31,905)	(41,110)
Income before provision for income taxes	253,341	214,007	346,351	258,432
Provision for income taxes	(95,804)	(80,605)	(131,613)	(73,654)
Net income	157,537	133,402	214,738	184,778
Net loss attributable to noncontrolling interests	95	8	289	118
Net income attributable to Vail Resorts, Inc.	$157,632	$133,410	$215,027	$184,896
The following table reconciles Net Debt to long-term debt (in thousands):

	April 30,
	2016	2015
Long-term debt	$615,829	$379,796
Long-term debt due within one year	13,349	256,953
Total debt	629,178	636,749
Less: cash and cash equivalents	68,565	125,214
Net Debt	$560,613	$511,535

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

We had $68.6 million of cash and cash equivalents as of April 30, 2016, compared to $125.2 million as of April 30, 2015. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from the sale of remaining inventory of real estate available for sale from the completed Ritz-Carlton Residences, Vail and One Ski Hill Place at Breckenridge projects, and occasional land sales.

At April 30, 2016, we also had $327.4 million of available capacity under the Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $72.6 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows, borrowings under the Credit Agreement, if needed, and proceeds from future real estate closings. We believe the Credit Agreement, which matures in 2020, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.125%.

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015
We generated $455.4 million of cash from operating activities during the nine months ended April 30, 2016, an increase of $60.9 million compared to $394.5 million of cash generated during the nine months ended April 30, 2015. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results for the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015, excluding the non-cash gain on litigation settlement of $16.4 million recorded in the prior period; decreased cash interest payments during the nine months ended April 30, 2016 compared to the same period in the prior year; a $10.0 million Park City litigation payment to Talisker during the nine months ended April 30, 2015; and receipt of a $4.5 million key money deposit related to the termination of the Half Moon management agreement in April 2016. These increases in operating cash inflows were partially offset by a net increase in cash outflows of $35.8 million from the combination of estimated income tax payments made during the nine months end April 30, 2016 and the receipt of an income tax refund during the nine months ended April 30, 2015 in conjunction with the settlement reached with the IRS regarding the utilization of Federal NOLs, and receipt of a $12.5 million legal settlement during the nine months ended April 30, 2015. Additionally, we generated $13.6 million in proceeds from real estate development project closings (net of sales commissions and deposits previously received) during the nine months ended April 30, 2016 compared to $28.2 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the nine months ended April 30, 2015.

Cash used in investing activities for the nine months ended April 30, 2016 decreased by $157.1 million compared to the nine months ended April 30, 2015, primarily due to the acquisition of Park City Mountain Resort for $182.5 million during the nine months ended April 30, 2015 as compared to the acquisition of Wilmot for $20.2 million during the nine months ended April 30, 2016.

Cash used in financing activities increased $266.3 million during the nine months ended April 30, 2016, compared to the nine months ended April 30, 2015, primarily due to the payoff of borrowings under the revolver portion of our Credit Agreement associated with the Perisher acquisition in fiscal 2015; repurchases of our common stock of $53.8 million; and an increase in dividends paid of $21.8 million during the nine months ended April 30, 2016 compared to the same period in the prior year.

Significant Uses of Cash
Our cash uses include providing for working capital needs and capital expenditures for assets to be used in resort operations.

We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $100 million of resort capital expenditures for calendar year 2016, excluding capital expenditures for summer related activities and one-time transformational investments at Wilmot. Included in these estimated capital expenditures is approximately $60 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations, including routine replacement of snow grooming equipment and rental fleet equipment. Discretionary expenditures for calendar year 2016 include, among other projects, a new 500-seat restaurant at the top of the Peak 7 chairlift in Breckenridge, upgrading the Sun Up chairlift at Vail Mountain (Chair 17) from a fixed grip triple to a high-speed four-passenger chairlift, renovation of the Pines Lodge in Beaver Creek, revamping our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology, and further upgrading our customer database and our call center technology. In addition, we expect to spend approximately $14 million on new summer activities related to our Epic Discovery program at Vail, Breckenridge and Heavenly, and approximately $13 million on improvements at Wilmot. Approximately $11 million was spent for capital expenditures in calendar year 2016 as of April 30, 2016, leaving approximately $89 million to spend in the remainder of calendar year 2016, excluding capital expenditures for summer related activities and one-time transformational investments at Wilmot. We currently plan to utilize cash on hand, borrowings available under our Credit Agreement and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Principal payments on the vast majority of our long-term debt ($585.7 million of the total $629.2 million debt outstanding as of April 30, 2016) are not due until fiscal 2020 and beyond. As of April 30, 2016 and 2015, total long-term debt (including long-term debt due within one year) was $629.2 million and $636.7 million, respectively.

Our debt service requirements can be impacted by changing interest rates as we had $296.3 million of variable-rate debt outstanding as of April 30, 2016. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $3.0 million. Additionally, the annual lease payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our Credit Agreement or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under the Credit Agreement, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can also respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures.

Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 shares. During the nine months ended April 30, 2016, we repurchased 485,866 shares of common stock at a cost of $53.8 million. Since inception of this stock repurchase program through April 30, 2016, we have repurchased 5,434,977 shares at a cost of approximately $247.0 million. As of April 30, 2016, 2,065,023 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock of $0.15 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2016, our Board of Directors approved an approximate 30% increase to our quarterly cash dividend to $0.81 per share (or approximately $29.3 million per quarter based upon shares outstanding as of April 30, 2016). During the nine months ended April 30, 2016, the Company paid cash dividends of $2.055 per share or $74.5 million in the aggregate. These dividends were funded through available cash on hand and borrowing under the revolving portion of our Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2016. We expect that we will meet all applicable financial maintenance covenants in our Credit Agreement, including the Net Funded Debt to Adjusted EBITDA ratio, throughout the year ending July 31, 2016. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the Credit Agreement. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 – February 29, 2016	—	$—	—	2,173,059
March 1, 2016 – March 31, 2016	108,036	127.59	108,036	2,065,023
April 1, 2016 – April 30, 2016	—	—	—	2,065,023
Total	108,036	$127.59	108,036	2,065,023

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 shares. As of April 30, 2016, 2,065,023 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description	Sequentially Numbered Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	43

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2016, July 31, 2015, and April 30, 2015; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2016 and 2015; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2016 and 2015; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended April 30, 2016 and 2015; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2016 and 2015; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 9, 2016	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 9, 2016	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)