Form 10-Q
period 2016-10-31
VAIL RESORTS INC
filed 2016-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 6, 2016, 39,955,039 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	October 31, 2016	July 31, 2016	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$106,751	$67,897	$39,606
Restricted cash	13,203	6,046	5,562
Trade receivables, net	59,445	147,113	52,389
Inventories, net	112,792	74,589	95,001
Other current assets	40,172	27,220	61,762
Total current assets	332,363	322,865	254,320
Property, plant and equipment, net (Note 6)	1,699,087	1,363,814	1,388,565
Real estate held for sale and investment	116,852	111,088	120,769
Goodwill, net (Note 6)	1,454,943	509,037	499,607
Intangible assets, net	286,360	140,007	142,687
Other assets	34,514	35,207	37,129
Total assets	$3,924,119	$2,482,018	$2,443,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$542,923	$397,488	$438,837
Income taxes payable	73,739	95,639	54,312
Long-term debt due within one year (Note 4)	38,374	13,354	13,319
Total current liabilities	655,036	506,481	506,468
Long-term debt (Note 4)	1,371,779	686,909	814,797
Other long-term liabilities (Note 6)	272,309	270,168	254,251
Deferred income taxes	98,192	129,994	110,912
Total liabilities	2,397,316	1,593,552	1,686,428
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,060,893, 41,614,432 and 41,566,094 shares issued, respectively	451	416	416
Exchangeable shares, $0.01 par value, 418,095, zero and zero shares issued and outstanding, respectively (Note 5)	4	—	—
Additional paid-in capital	1,209,935	635,986	624,274
Accumulated other comprehensive loss	(19,784)	(1,550)	(7,321)
Retained earnings	394,690	486,667	358,507
Treasury stock, at cost, 5,434,977, 5,434,977, and 5,326,941 shares, respectively (Note 10)	(246,979)	(246,979)	(233,192)
Total Vail Resorts, Inc. stockholders’ equity	1,338,317	874,540	742,684
Noncontrolling interests	188,486	13,926	13,965
Total stockholders’ equity	1,526,803	888,466	756,649
Total liabilities and stockholders’ equity	$3,924,119	$2,482,018	$2,443,077
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Net revenue:
Mountain	$110,767	$100,933
Lodging	67,402	64,286
Real estate	96	9,348
Total net revenue	178,265	174,567
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	168,253	151,158
Lodging	64,080	61,437
Real estate	1,485	9,341
Total segment operating expense	233,818	221,936
Other operating (expense) income:
Depreciation and amortization	(40,581)	(38,700)
Gain on sale of real property	6,466	1,159
Change in estimated fair value of contingent consideration (Note 7)	(300)	—
Loss on disposal of fixed assets and other, net	(550)	(1,779)
Loss from operations	(90,518)	(86,689)
Mountain equity investment income, net	832	842
Investment income and other, net	4,523	198
Interest expense	(11,964)	(10,595)
Loss before benefit from income taxes	(97,127)	(96,244)
Benefit from income taxes	33,509	36,574
Net loss	(63,618)	(59,670)
Net loss attributable to noncontrolling interests	1,031	83
Net loss attributable to Vail Resorts, Inc.	$(62,587)	$(59,587)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(1.70)	$(1.63)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(1.70)	$(1.63)
Cash dividends declared per share	$0.81	$0.6225
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Net loss	$(63,618)	$(59,670)
Foreign currency translation adjustments, net of tax	(24,412)	(2,408)
Comprehensive loss	(88,030)	(62,078)
Comprehensive loss attributable to noncontrolling interests	7,209	83
Comprehensive loss attributable to Vail Resorts, Inc.	$(80,821)	$(61,995)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2015	$415	$—	$623,510	$440,748	$(193,192)	$(4,913)	$866,568	$14,018	$880,586
Comprehensive loss:
Net loss	—	—	—	(59,587)	—	—	(59,587)	(83)	(59,670)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(2,408)	(2,408)	—	(2,408)
Total comprehensive loss							(61,995)	(83)	(62,078)
Stock-based compensation expense	—	—	4,090	—	—	—	4,090	—	4,090
Issuance of shares under share award plans, net of shares withheld for taxes	1	—	(6,001)	—	—	—	(6,000)	—	(6,000)
Tax benefit from share award plans	—	—	2,675	—	—	—	2,675	—	2,675
Repurchase of common stock (Note 10)	—	—	—	—	(40,000)	—	(40,000)		(40,000)
Dividends (Note 3)	—	—	—	(22,654)	—	—	(22,654)	—	(22,654)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	30	30
Balance, October 31, 2015	$416	$—	$624,274	$358,507	$(233,192)	$(7,321)	$742,684	$13,965	$756,649

Balance, July 31, 2016	$416	$—	$635,986	$486,667	$(246,979)	$(1,550)	$874,540	$13,926	$888,466
Comprehensive loss:
Net loss	—	—	—	(62,587)	—	—	(62,587)	(1,031)	(63,618)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(18,234)	(18,234)	(6,178)	(24,412)
Total comprehensive loss							(80,821)	(7,209)	(88,030)
Stock-based compensation expense	—	—	4,577	—	—	—	4,577	—	4,577
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Issuance of shares under share award plans, net of shares withheld for taxes	2	—	(11,526)	—	—	—	(11,524)	—	(11,524)
Tax benefit from share award plans	—	—	6,290	—	—	—	6,290	—	6,290
Dividends (Note 3)	—	—	—	(29,390)	—	—	(29,390)	—	(29,390)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	181,818	181,818
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(49)	(49)
Balance, October 31, 2016	$451	$4	$1,209,935	$394,690	$(246,979)	$(19,784)	$1,338,317	$188,486	$1,526,803
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(63,618)	$(59,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,581	38,700
Cost of real estate sales	—	6,940
Stock-based compensation expense	4,577	4,090
Deferred income taxes, net	(33,509)	(36,574)
Gain on sale of real property	(6,466)	(1,159)
Other non-cash income, net	(5,879)	(703)
Changes in assets and liabilities:
Restricted cash	(1,111)	7,450
Trade receivables, net	90,431	62,174
Inventories, net	(22,490)	(21,612)
Accounts payable and accrued liabilities	74,681	83,805
Income taxes payable	(24,405)	(2,795)
Other assets and liabilities, net	(7,289)	(6,075)
Net cash provided by operating activities	45,503	74,571
Cash flows from investing activities:
Capital expenditures	(46,043)	(25,077)
Acquisition of business, net of cash acquired	(512,348)	—
Cash received from the sale of real property	7,692	2,842
Other investing activities, net	538	181
Net cash used in investing activities	(550,161)	(22,054)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement term loan	509,375	—
Proceeds from borrowings under Vail Holdings Credit Agreement revolver	110,000	70,000
Repayments of borrowings under Vail Holdings Credit Agreement revolver	(50,000)	(57,500)
Dividends paid	(29,390)	(22,654)
Repurchases of common stock	—	(40,000)
Other financing activities, net	3,456	2,576
Net cash provided by (used in) financing activities	543,441	(47,578)
Effect of exchange rate changes on cash and cash equivalents	71	(792)
Net increase in cash and cash equivalents	38,854	4,147
Cash and cash equivalents:
Beginning of period	67,897	35,459
End of period	$106,751	$39,606

Non-cash investing and financing activities:
Accrued capital expenditures	$17,546	$24,631
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) operate in three business segments: Mountain, Lodging and Real Estate.

In the Mountain segment, the Company operates ten world-class mountain resort properties including Vail, Breckenridge, Keystone and Beaver Creek mountain resorts in Colorado; Park City mountain resort in Utah (“Park City”); Heavenly, Northstar and Kirkwood mountain resorts in the Lake Tahoe area of California and Nevada; Whistler Blackcomb Resort (“Whistler Blackcomb,” acquired in October 2016) in British Columbia, Canada; Perisher Ski Resort (“Perisher”) in New South Wales, Australia; and the ski areas of Wilmot Mountain in Wisconsin (“Wilmot,” acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (together “Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the United States Department of Agriculture Forest Service (the “Forest Service”). The operations of Whistler Blackcomb are conducted on land owned by the government of the province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park, Colorado Mountain Express (“CME”), a Colorado resort ground transportation company, and mountain resort golf courses.

Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns, develops and sells real estate in and around the Company’s resort communities.

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in North America. The Company’s operating seasons at Perisher, its NPS concessionaire properties and its golf courses generally occur from June to early October.

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2016 was derived from audited financial statements.

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

Fair Value Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Vail Holdings Credit Agreement revolver and term loan, Whistler Credit Agreement revolver and the Employee Housing Bonds (all as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt.

Recently Issued Accounting Standards
Adopted Standards
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810, “Consolidation.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The standard was effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017). The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has adopted this standard as of August 1, 2016 which did not have a material impact on the Company’s financial position or results of operations and cash flows. In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control,” which changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the VIE model. Under the new guidance, the single decision maker will consider that indirect interest on a proportionate basis. The Company does not have any VIEs under common control and therefore this standard will not have a material impact on the Company’s financial position or results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If a cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The standard was effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017) and may be adopted either retrospectively or prospectively. The Company adopted this standard retrospectively as of August 1, 2016 which did not have a material impact on the Company’s financial position or results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard changes how deferred taxes are classified on an entity’s balance sheets. The standard eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent, on a jurisdiction by jurisdiction basis. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted this new accounting standard as of July 31, 2016 which amended presentation requirements, but did not affect the Company’s overall financial position or results of operations and cash flows. The Company adopted this standard on a prospective basis, which reclassified the current deferred income tax asset to the noncurrent deferred income tax liability. Accordingly, the Consolidated Condensed Balance Sheet as of October 31, 2015 has not been retrospectively adjusted.

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will be largely unchanged. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years (the Company’s first quarter of fiscal 2020), and must be applied using a modified retrospective transition approach to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019), with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s cash flows.

3.	Net Loss Per Share
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the total weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts. Presented below is basic and diluted EPS for the three months ended October 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(62,587)	$(62,587)	$(59,587)	$(59,587)
Weighted-average Vail Resorts shares outstanding	36,766	36,766	36,471	36,471
Weighted-average Exchangeco shares outstanding	68	68	—	—
Total Weighted-average shares outstanding	36,834	36,834	36,471	36,471
Effect of dilutive securities	—	—	—	—
Total shares	36,834	36,834	36,471	36,471
Net loss per share attributable to Vail Resorts	$(1.70)	$(1.70)	$(1.63)	$(1.63)

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 5, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock, par value $0.01 per share (the “Vail Shares”), and shares of the Company’s wholly owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Company’s calculation of weighted-average shares outstanding includes Vail Shares as well as Exchangeco Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share and Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing, into Vail Shares. Holders of Exchangeco Shares are entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and will be entitled to receive dividends economically equivalent to the dividends declared by Vail Resorts with respect to the Vail Shares.

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive totaled 1.7 million and 1.6 million for the three months ended October 31, 2016 and 2015, respectively.

The Company paid cash dividends of $0.81 and $0.6225 per Vail Resorts share ($29.4 million and $22.7 million in the aggregate) during the three months ended October 31, 2016 and 2015 respectively.

On December 8, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.81 per share, for both Vail Resorts shares and Exchangeco shares, payable on January 12, 2017 to stockholders of record as of December 28, 2016.

4.	Long-Term Debt
Long-term debt as of October 31, 2016, July 31, 2016 and October 31, 2015 is summarized as follows (in thousands):

	Maturity	October 31, 2016	July 31, 2016	October 31, 2015
Vail Holdings Credit Agreement term loan (a)	2021	$750,000	$240,625	$250,000
Vail Holdings Credit Agreement revolver (a)	2021	135,000	75,000	197,500
Whistler Credit Agreement revolver (b)	2021	142,103	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	324,521	323,099	318,866
Other	2017-2028	10,617	11,021	11,436
Total debt		1,414,816	702,320	830,377
Less: Unamortized debt issuance costs (c)		4,663	2,057	2,261
Less: Current maturities (d)		38,374	13,354	13,319
Long-term debt		$1,371,779	$686,909	$814,797

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc., entered into the Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders names therein, through which such lenders provided an additional $509.4 million in incremental term loans, and agreed on behalf of all lenders to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement, as amended by the Amendment, consists of a $400.0 million revolving credit facility and a term loan facility in the amount of $750.0 million. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 1.7% as of October 31, 2016. The other material terms of the Vail Holdings Credit Agreement, including those disclosed in the Company’s Annual Report on Form 10-K filed on September 26, 2016, were not altered by the Amendment. The term loan facility is subject to quarterly amortization of principal, which begins on January 31, 2017, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due October 2021.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility which matures on November 12, 2021.  The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. Dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of October 31, 2016, in the case of borrowings (i) in Canadian Dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 1.0% per annum or (b) by way of the issuance of bankers’ acceptances at a stamping fee of 2.00% per annum; and (ii) in U.S. Dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Banker’s Acceptance Rate plus 1.75% per annum (approximately 2.7% as of October 31, 2016). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2016 is equal to 0.3937% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type. In connection with the Whistler Blackcomb transaction, the WB Partnerships obtained an amendment to the Whistler Credit Agreement to waive the change of control provision that otherwise would have required repayment in full of the facility as a result of the closing of the Whistler Blackcomb acquisition and to extend the maturity to November 12, 2021.

(c)
The Company adopted ASU 2015-03 and ASU 2015-15 as of July 31, 2016 which alters the presentation of debt issuance costs. As a result, approximately $2.3 million of debt issuance costs have been reclassified to Long-term debt as of October 31, 2015.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of October 31, 2016 reflected by fiscal year (August through July) are as follows (in thousands):

Total
2017 (November 2016 through July 2017)	$28,576
2018	38,397
2019	38,455
2020	38,516
2021	38,580
Thereafter	1,232,292
Total debt	$1,414,816

The Company incurred gross interest expense of $12.0 million and $10.6 million for the three months ended October 31, 2016 and 2015, respectively, of which $0.2 million was amortization of deferred financing costs in both periods.

5.	Acquisitions
Whistler Blackcomb

On August 5, 2016, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) to acquire 100% of the outstanding common shares of Whistler Blackcomb (the “Arrangement”). On October 17, 2016, the Company, through Exchangeco, acquired all of the outstanding common shares of Whistler Blackcomb, for aggregate purchase consideration paid to Whistler Blackcomb shareholders of $1.09 billion. The consideration paid consisted of (i) approximately C$673.8 million ($512.6 million) in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 Vail Shares and (iii) 418,095 Exchangeco Shares.  Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeco Shares will be entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Vail Shares.`

Whistler Blackcomb owns a 75% interest in each of Whistler LP and Blackcomb LP (the “WB Partnerships”), which together operate Whistler Blackcomb resort, a year round mountain resort in British Columbia, Canada with a comprehensive offering of recreational activities, including both snow sports and summer activities. The remaining 25% limited partnership interest in each of the WB Partnerships is maintained by Nippon Cable, an unrelated party to the Company. The WB Partnerships hold land leases and rights-of-way under long-term agreements with the government of the province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat nations, which provide for the use of land at Whistler Mountain and Blackcomb Mountain.

The total cash consideration paid was C$673.8 million. The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes. The gain on foreign currency is considered a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Condensed Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held an investment in the form of shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations.

Nippon Cable’s 25% limited partnership interest is a noncontrolling economic interest containing certain protective rights and no ability to participate in the day to day operations of the WB Partnerships. The WB Partnership agreements provide that distributions made out of the partnerships be made on the basis of 75% to Whistler Blackcomb and 25% to Nippon Cable. In addition, based upon the terms of the WB Partnerships agreements, the annual distribution rights are non-transferable and transfer of the limited partnership interest is limited to Nippon Cable’s entire interest. Accordingly, the estimate of fair value associated with the noncontrolling interest has been determined based on expected underlying cash flows of the WB Partnerships discounted at a rate commensurate with a market participants expected rate of return for an equity instrument with these associated restrictions.

The following summarizes the purchase consideration and the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands, except exchange ratio and share price).

(in thousands, except exchange ratio and share price amounts)	Acquisition Date Estimated Fair Value
Total Whistler Blackcomb shares acquired	38,500
Exchange ratio as of October 14, 2016	0.097294
Total Vail Resorts shares issued to Whistler Blackcomb shareholders	3,746
Vail Resorts closing share price on October 14, 2016	$153.41
Total value of Vail Resorts shares issued	$574,645
Total cash consideration paid at C$17.50 ($13.31 on October 17, 2016) per Whistler Blackcomb share	512,558
Total purchase consideration to Whistler Blackcomb shareholders	1,087,203
Estimated fair value of previously held investment in Whistler Blackcomb	4,308
Estimated fair value of Nippon Cable’s 25% interest in Whistler Blackcomb	181,818
Total estimated purchase consideration	$1,273,329

Allocation of total estimated purchase consideration:
Estimated fair values of assets acquired:
Current assets	$35,969
Property, plant and equipment	334,384
Real estate held for sale and investment	8,216
Goodwill	964,606
Identifiable intangibles	150,514
Other assets	3,113
Current liabilities	(74,466)
Assumed long-term debt	(144,922)
Deferred income taxes	(1,665)
Other long-term liabilities	(2,420)
Net assets acquired	$1,273,329

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Whistler Blackcomb are preliminary and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

The estimated fair values of definite-lived and indefinite-lived identifiable intangible assets were determined using significant estimates and assumptions. The estimated fair value and estimated useful lives of identifiable intangible assets, where applicable, are as follows.

	Estimated Fair Value	Weighted Average Amortization Period
	($ in thousands)	(in years) (1)
Trademarks and trade names	$139,977	n/a
Season pass holder relationships	7,417	5
Property management contracts	3,120	n/a
Total acquired identifiable intangible assets	$150,514
(1) Trademarks and trade names and property management contracts are indefinite-lived intangible assets.

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the

Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $0.6 million of net revenue for the three months ended October 31, 2016, prospectively from the acquisition date (acquired on October 17, 2016). The Company recognized $2.6 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the three months ended October 31, 2016.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Whistler Blackcomb was completed on August 1, 2015. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) transaction and business integration related costs; (iv) interest expense associated with financing the cash portion of the transaction and (v) total weighted average shares outstanding. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2015 (in thousands, except per share amounts).

	Three Months Ended October 31,
	2016	2015
Pro forma net revenue	$200,929	$195,449
Pro forma net loss attributable to Vail Resorts, Inc.	$(67,678)	$(71,000)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.69)	$(1.77)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.69)	$(1.77)

Wilmot Mountain
On January 19, 2016, the Company, through a wholly-owned subsidiary, acquired all of the assets of Wilmot, a ski area located in Wisconsin near the Illinois state line, for total cash consideration of $20.2 million. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $12.5 million in property, plant and equipment, $0.2 million in other assets, $0.4 million in other intangible assets (with a weighted-average amortization period of 10 years) and $0.3 million of assumed liabilities on the date of acquisition. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was $7.4 million and was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Wilmot and other factors. The goodwill is expected to be deductible for income tax purposes. The operating results of Wilmot are reported within the Mountain segment.

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2016	July 31, 2016	October 31, 2015
Land and land improvements	$530,634	$440,300	$431,798
Buildings and building improvements	1,157,546	1,025,515	1,006,033
Machinery and equipment	954,722	866,008	814,362
Furniture and fixtures	291,141	284,959	289,173
Software	106,901	103,754	107,063
Vehicles	64,344	58,159	61,546
Construction in progress	82,895	39,396	86,042
Gross property, plant and equipment	3,188,183	2,818,091	2,796,017
Accumulated depreciation	(1,489,096)	(1,454,277)	(1,407,452)
Property, plant and equipment, net	$1,699,087	$1,363,814	$1,388,565

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2016	July 31, 2016	October 31, 2015
Trade payables	$90,773	$72,658	$101,016
Deferred revenue	328,009	182,506	240,288
Accrued salaries, wages and deferred compensation	29,544	43,086	11,878
Accrued benefits	28,564	29,175	22,818
Deposits	18,418	23,307	15,979
Other liabilities	47,615	46,756	46,858
Total accounts payable and accrued liabilities	$542,923	$397,488	$438,837

The composition of other long-term liabilities follows (in thousands):

	October 31, 2016	July 31, 2016	October 31, 2015
Private club deferred initiation fee revenue	$120,546	$121,750	$124,449
Unfavorable lease obligation, net	27,284	27,322	29,279
Other long-term liabilities	124,479	121,096	100,523
Total other long-term liabilities	$272,309	$270,168	$254,251

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2016 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2016	$441,138	$67,899	$509,037
Whistler Blackcomb acquisition	964,606	—	964,606
Effects of changes in foreign currency exchange rates	(18,700)	—	(18,700)
Balance at October 31, 2016	$1,387,044	$67,899	$1,454,943

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

The table below summarizes the Company’s cash equivalents, Contingent Consideration (as described in our Annual Report on Form 10-K) and Interest Rate Swap measured at fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of October 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,001	$3,001	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,400	$—	$—	$11,400
Interest Rate Swap	$1,990	$—	$1,990	$—

	Estimated Fair Value Measurement as of July 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,100	$—	$—	$11,100

	Estimated Fair Value Measurement as of October 31, 2015
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,901	$—	$2,901	$—
Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap is an instrument assumed in the Whistler Blackcomb acquisition that expires in September 2020, and is a C$125.0 million ($93.2 million as of October 31, 2016) fixed swap on the floating interest rate on the assumed Whistler Credit Agreement. Interest Rate Swap settlements and changes in fair value are recognized in Interest Expense on the Consolidated Condensed Statement of Operations.

The changes in Contingent Consideration during the three months ended October 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance as of July 31,	$11,100	$6,900
Change in estimated fair value	300	—
Balance as of October 31,	$11,400	$6,900

During the three months ended October 31, 2016, the Company increased the estimated fair value of the participating contingent payments by approximately $0.3 million, resulting in an estimated fair value of the Contingent Consideration of $11.4 million reflected in other long-term liabilities in the Consolidated Condensed Balance Sheets.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds, and the Company has recorded a liability of $2.0 million, $2.0 million, and $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2016, July 31, 2016 and October 31, 2015, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2016, the Company had various other letters of credit totaling $66.3 million, consisting of $53.4 million to support the Employee Housing Bonds and $12.9 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of October 31, 2016, primarily to provide collateral for its workers compensation self-insurance programs.

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

As permitted under applicable law, the Company and certain of its subsidiaries have agreed to indemnify their directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any amounts paid.

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

Self Insurance
The Company is self-insured for claims under its U.S. health benefit plans and for the majority of workers’ compensation claims in the U.S. Workers compensation claims in the U.S. are subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s U.S. health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 6, Supplementary Balance Sheet Information).

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of October 31, 2016, July 31, 2016 and October 31, 2015, the accruals for the above loss contingencies were not material individually and in the aggregate.

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

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain or loss on sale of real property. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below. The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2016	2015
Net revenue:
Lift	$21,426	$20,153
Ski school	3,851	3,384
Dining	13,368	12,355
Retail/rental	36,479	32,389
Other	35,643	32,652
Total Mountain net revenue	110,767	100,933
Lodging	67,402	64,286
Total Resort net revenue	178,169	165,219
Real estate	96	9,348
Total net revenue	$178,265	$174,567
Operating expense:
Mountain	$168,253	$151,158
Lodging	64,080	61,437
Total Resort operating expense	232,333	212,595
Real estate	1,485	9,341
Total segment operating expense	$233,818	$221,936

Gain on sale of real property	$6,466	$1,159
Mountain equity investment income, net	$832	$842
Reported EBITDA:
Mountain	$(56,654)	$(49,383)
Lodging	3,322	2,849
Resort	(53,332)	(46,534)
Real estate	5,077	1,166
Total Reported EBITDA	$(48,255)	$(45,368)

Real estate held for sale and investment	$116,852	$120,769

Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(48,255)	$(45,368)
Depreciation and amortization	(40,581)	(38,700)
Change in estimated fair value of Contingent Consideration	(300)	—
Loss on disposal of fixed assets and other, net	(550)	(1,779)
Investment income and other, net	4,523	198
Interest expense	(11,964)	(10,595)
Loss before benefit from income taxes	(97,127)	(96,244)
Benefit from income taxes	33,509	36,574
Net loss	$(63,618)	$(59,670)
Net loss attributable to noncontrolling interests	1,031	83
Net loss attributable to Vail Resorts, Inc.	$(62,587)	$(59,587)

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During the three months ended October 31, 2016, the Company did not repurchase any Vail Shares. During the three months ended October 31, 2015, the Company repurchased 377,830 Vail Shares (at a total cost of $40.0 million). Since inception of its share repurchase program through October 31, 2016, the Company has repurchased 5,434,977 Vail Shares at a cost of approximately $247.0 million. As of October 31, 2016, 2,065,023 Vail Shares remained available to repurchase under the existing share repurchase program which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2016 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2016 and 2015 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Reported EBITDA and Net Debt are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net loss attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income (loss), net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP, Reported EBITDA and Net Debt, as presented herein, may not be comparable to other similarly titled measures of other companies.

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments.

Mountain Segment
The Mountain segment is comprised of the operations of mountain resort properties at Vail, Breckenridge, Keystone and Beaver Creek in Colorado (“Colorado” resorts); Park City in Utah (“Park City”); Heavenly, Northstar and Kirkwood in the Lake Tahoe area of California and Nevada (“Tahoe” resorts); Whistler Blackcomb in British Columbia, Canada (acquired in October 2016); Perisher Ski Resort (“Perisher”) in New South Wales, Australia; and the ski areas of Wilmot Mountain in Wisconsin (“Wilmot,” acquired in January 2016), Afton Alps in Minnesota and Mount Brighton in Michigan (together “Urban” ski areas); as well as ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations.

Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Perisher operations.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand proximate to our Colorado mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

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

Real Estate Segment
The principal activities of our Real Estate segment include the marketing and selling of remaining condominium units that are available for sale, which primarily relate to The Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge; the sale of land parcels to third-party developers; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development. Revenue from vertical development projects is not recognized until closing of individual units within a project, which occurs after substantial completion of the project. Additionally, our real estate development projects most often result in the creation of certain resort assets that provide additional benefit to the Mountain and Lodging segments. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in this Form 10-Q and our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. For the 2015/2016 ski season, pass revenue represented approximately 40% of total lift revenue for the entire fiscal year. Through December 4, 2016, our season pass sales for the 2016/2017 ski season have increased approximately 16% in units and increased approximately 20% in sales dollars, compared to the prior year period through December 6, 2015, each excluding Whistler Blackcomb season pass sales and Epic Australia pass sales in both periods. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2016/2017 North American ski season.

•
On October 17, 2016, the Company, through its wholly owned Canadian subsidiary (“Exchangeco”), acquired all of the outstanding common shares of Whistler Blackcomb, for an aggregate purchase consideration paid to Whistler Blackcomb shareholders of approximately $1.09 billion, consisting of (i) approximately C$673.8 million in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 shares of the Company’s common stock, par value $0.01 per share (the “Vail Shares”), and (iii) 418,095 shares of Exchangeco (the “Exchangeco Shares”). The cash purchase consideration portion was funded through borrowing from an incremental term loan under our Seventh Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). Whistler Blackcomb, through a 75% ownership interest in Whistler Mountain Resort Limited Partnership and a 75% ownership interest in Blackcomb Skiing Enterprises Limited Partnership, collectively (the “WB Partnerships”), operates a four season mountain resort that features two adjacent and integrated mountains, Whistler Mountain and Blackcomb Mountain. The remaining 25% ownership interest in each of the WB Partnerships is held by Nippon Cable, an unrelated party to Vail Resorts. We expect that Whistler Blackcomb will significantly contribute to our results of operations; however; we cannot predict whether we will realize all of the expected synergies from the combination of the operations of Whistler Blackcomb nor can we predict all the resources required to integrate Whistler Blackcomb operations and the ultimate impact Whistler Blackcomb will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Whistler Blackcomb acquisition are preliminary and are based on the information that was available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair value reflected within the Consolidated Condensed Balance Sheets as of October 31, 2016 and their associated impact to our Consolidated Condensed Statements of Operations are subject to change.

•
Key U.S. economic indicators have remained steady in 2016, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2016/2017 North American ski season.

•
As of October 31, 2016, we had $191.2 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $135.0 million and certain letters of credit outstanding of $73.8 million). Additionally, we amended our prior credit agreement to provide for an incremental term loan of $509.4 million, for a total Vail Holdings Credit Agreement term loan amount outstanding of $750.0 million, to fund the cash portion of the Whistler Blackcomb acquisition. Also, we assumed in the Whistler Blackcomb acquisition a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2016, we had C$108.9 million ($81.2 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($223.8 million) less outstanding borrowings of C$190.5 million ($142.1 million) and a letter of credit outstanding of C$0.6 million ($0.5 million)).

We believe that the terms of our credit agreements allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend.

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale, which determines when revenue and associated cost of sales is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of October 31, 2016, we had four units at The Ritz-Carlton Residences, Vail and two units (of which one unit sold subsequent to October 31, 2016) at One Ski Hill Place in Breckenridge available for sale with a remaining book value of approximately $13.5 million for both projects. We cannot predict the ultimate number of units that we will sell, the ultimate price we will receive, or when the units will sell, although we currently anticipate the selling process will take less than two years to complete assuming continued stability in resort real estate markets.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2016, compared to the three months ended October 31, 2015 (in thousands):

	Three Months Ended October 31,
	2016	2015
Mountain Reported EBITDA	$(56,654)	$(49,383)
Lodging Reported EBITDA	3,322	2,849
Resort Reported EBITDA	$(53,332)	$(46,534)
Real Estate Reported EBITDA	$5,077	$1,166
Loss before benefit from income taxes	$(97,127)	$(96,244)
Net loss attributable to Vail Resorts, Inc.	$(62,587)	$(59,587)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2016 compared to the three months ended October 31, 2015
Mountain segment operating results for the three months ended October 31, 2016 and 2015 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2016	2015
Net Mountain revenue:
Lift	$21,426	$20,153	6.3%
Ski school	3,851	3,384	13.8%
Dining	13,368	12,355	8.2%
Retail/rental	36,479	32,389	12.6%
Other	35,643	32,652	9.2%
Total Mountain net revenue	110,767	100,933	9.7%
Mountain operating expense:
Labor and labor-related benefits	57,682	51,799	11.4%
Retail cost of sales	18,404	16,479	11.7%
General and administrative	41,984	38,599	8.8%
Other	50,183	44,281	13.3%
Total Mountain operating expense	168,253	151,158	11.3%
Mountain equity investment income, net	832	842	(1.2)%
Mountain Reported EBITDA	$(56,654)	$(49,383)	(14.7)%

Total skier visits	429	435	(1.4)%
ETP	$49.94	$46.33	7.8%

Certain Mountain segment operating expenses presented above for the three months ended October 31, 2015 have been reclassified to conform to presentation for the three months ended October 31, 2016.

Mountain Reported EBITDA includes $3.9 million and $3.4 million of stock-based compensation expense for the three months ended October 31, 2016 and 2015, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter which begins in November. Additionally, the first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of Perisher, which has its peak operating season from June through early October. Mountain Reported EBITDA for the three months ended October 31, 2016 decreased by $7.3 million, or 14.7%, compared to the three months ended October 31, 2015. The decrease in Mountain Reported EBITDA was primarily due to the inclusion of Whistler Blackcomb results, an EBITDA loss of $2.6 million, which is included in our consolidated results prospectively from the acquisition date (acquired on October 17, 2016), reflecting a period with no ski operations as well as transaction and integration costs of $2.8 million. Excluding Whistler Blackcomb operations and transaction and integration costs, Mountain Reported EBITDA decreased $1.9 million, or 3.8%.

During the three months ended October 31, 2016, Perisher generated $1.3 million and $0.5 million increases in lift revenue and ski school revenue, respectively, compared to the three months ended October 31, 2015, primarily due to increases in pricing and higher visitation, excluding season pass holders. Dining revenue increased $1.0 million, or 8.2%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, primarily due to increases in dining revenue at our U.S. mountain resorts as a result of increased summer visitation.

Retail/rental revenue increased $4.1 million, or 12.6%, for the three months ended October 31, 2016 compared to the same period in the prior year, primarily due to an increase in retail sales of $3.7 million, or 13.2%, and an increase in rental revenue of $0.4 million, or 8.8%. The increase in retail revenue was primarily attributable to strong sales at pre-ski season sales events at our stores in Colorado (both front range and mountain resort stores), Tahoe and in the San Francisco Bay Area. Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the three months ended October 31, 2016, other revenue increased $3.0 million, or 9.2%, compared to the same period in the prior year, primarily attributable to an increase in summer activities revenue from improved summer visitation at our U.S. mountain resorts, including the expansion of our on-mountain Epic Discovery summer activities offerings.

Operating expense increased $17.1 million, or 11.3%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. Of this increase, Whistler Blackcomb represents incremental operating expenses of $3.2 million as well as $2.8 million of transaction and integration costs associated with the acquisition. Excluding Whistler Blackcomb incremental operating expense and transaction and integration costs, operating expense increased $11.1 million, or 7.3%.

The following discussion provides information of the changes in operating expenses for the three-month period ended October 31, 2016, as compared to the prior year comparative period, excluding the impact of Whistler Blackcomb. Labor and labor-related benefits increased $4.8 million, or 9.3%, primarily due to normal wage adjustments and increased staffing levels at Perisher and at our U.S. resorts to support higher summer visitation. Retail cost of sales increased $1.7 million, or 10.6%, compared to an increase in retail sales of $3.4 million, or 12.0%. General and administrative expense increased $2.5 million, or 6.4%, primarily due to a higher Mountain segment component of allocated corporate costs. Other expense increased $2.0 million, or 4.6%, primarily due to higher repairs and maintenance expense, credit card fees, utilities expense, rent expense and food and beverage cost of sales commensurate with increased dining revenue.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2016 compared to the three months ended October 31, 2015
Lodging segment operating results for the three months ended October 31, 2016 and 2015 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2016	2015
Lodging net revenue:
Owned hotel rooms	$18,063	$17,306	4.4%
Managed condominium rooms	8,521	8,247	3.3%
Dining	15,337	15,041	2.0%
Transportation	2,473	2,320	6.6%
Golf	8,513	8,247	3.2%
Other	11,418	10,425	9.5%
	64,325	61,586	4.4%
Payroll cost reimbursements	3,077	2,700	14.0%
Total Lodging net revenue	67,402	64,286	4.8%
Lodging operating expense:
Labor and labor-related benefits	29,877	28,695	4.1%
General and administrative	8,764	7,969	10.0%
Other	22,362	22,073	1.3%
	61,003	58,737	3.9%
Reimbursed payroll costs	3,077	2,700	14.0%
Total Lodging operating expense	64,080	61,437	4.3%
Lodging Reported EBITDA	$3,322	$2,849	16.6%

Owned hotel statistics:
ADR	$214.83	$199.41	7.7%
RevPAR	$144.12	$133.14	8.2%
Managed condominium statistics:
ADR	$196.78	$177.76	10.7%
RevPAR	$47.95	$43.92	9.2%
Owned hotel and managed condominium statistics (combined):
ADR	$207.34	$190.35	8.9%
RevPAR	$80.53	$74.20	8.5%

Lodging Reported EBITDA includes $0.8 million and $0.7 million of stock-based compensation expense for the three months ended October 31, 2016 and 2015, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended October 31, 2016 increased $2.7 million, or 4.4%, as compared to the three months ended October 31, 2015. This increase was primarily attributable to increased revenue at our Colorado mountain resort properties and GTLC, due to an increase in summer visitation, partially offset by a decrease in visitation due to the early closure of Flagg Ranch in September 2016, as a result of a forest fire in Grand Teton National Park. Operating losses incurred at Flagg Ranch as a result of the early closure were offset by a recovery of these losses under the Company’s business interruption insurance policy which was recorded in other revenue.

Revenue from owned hotel rooms increased $0.8 million, or 4.4%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. Owned room revenue was positively impacted by an increase of $1.3 million at GTLC, partially offset by lower revenue due to the early closure of Flagg Ranch. Additionally, revenue at our owned Colorado lodging properties increased $0.4 million as a result of increased visitation due to increased summer activities. Revenue from managed condominium rooms increased $0.3 million, or 3.3%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, consistent with our owned properties, which was primarily a result of increased visitation at our managed Colorado lodging properties due to summer activities.

Dining revenue for the three months ended October 31, 2016 increased $0.3 million, or 2.0%, as compared to the three months ended October 31, 2015, primarily due to increased dining revenue generated at GTLC and our Colorado lodging properties. Transportation revenue for the three months ended October 31, 2016 increased $0.2 million, or 6.6%, as compared to the three months ended October 31, 2015, primarily due to the increased summer visitation to our Colorado resorts. Other revenue increased $1.0 million, or 9.5%, compared to the same period in the prior year primarily due to a business interruption insurance recovery related to the early closure of Flagg Ranch in September 2016.

Operating expense (excluding reimbursed payroll costs) increased $2.3 million, or 3.9%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. Labor and labor-related benefits increased $1.2 million, or 4.1%, resulting from normal wage increases. General and administrative expense increased $0.8 million, or 10.0%, due to higher allocated corporate costs, including increased marketing and sales expenses.

Revenue from payroll cost reimbursement and the corresponding reimbursed payroll costs relate to payroll costs at managed hotel properties where we are the employer and all payroll costs are reimbursed by the owners of the properties under contractual arrangements. Since the reimbursements are made based upon the costs incurred with no added margin, the revenues and corresponding expenses have no effect on our Lodging Reported EBITDA.

Real Estate Segment

Three months ended October 31, 2016 compared to the three months ended October 31, 2015
Real Estate segment operating results for the three months ended October 31, 2016 and 2015 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2016	2015
Total Real Estate net revenue	$96	$9,348	(99.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	7,767	(100.0)%
Other	1,485	1,574	(5.7)%
Total Real Estate operating expense	1,485	9,341	(84.1)%
Gain on sale of real property	6,466	1,159	457.9%
Real Estate Reported EBITDA	$5,077	$1,166	335.4%
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.
Three months ended October 31, 2016
Real Estate Reported EBITDA for the three months ended October 31, 2016 included a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for cash proceeds of $9.3 million.

Other operating expense of $1.5 million for the three months ended October 31, 2016 was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended October 31, 2015
Real Estate segment net revenue for the three months ended October 31, 2015 was primarily due to the closing of two condominium units at The Ritz-Carlton Residences, Vail ($5.9 million of revenue with an average selling price of $2.9 million and an average price per square foot of $1,616) and two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129). The average price per square foot for these projects is primarily due to their premier locations and the comprehensive and exclusive amenities related to these projects. Additionally, we recorded a gain on sale of real property of $1.2 million for a land parcel which sold for $2.9 million.

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

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2016 increased $1.9 million compared to the same period in the prior year, primarily due to assets acquired in the Whistler Blackcomb acquisition.

Investment income and other, net. Investment income and other, net for the three months ended October 31, 2016 increased $4.3 million compared to the same period in the prior year, primarily due to a $3.4 million gain recognized on foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition.

Interest expense. Interest expense for the three months ended October 31, 2016 increased $1.4 million compared to the same period in the prior year, primarily due to incremental term loan borrowings under our amended senior credit facility of $509.4 million, which was used to fund the cash consideration portion for the Whistler Blackcomb acquisition, and the Whistler Blackcomb credit facility with $142.1 million (C$190.5 million) outstanding as of October 31, 2016, which was assumed as part of the Whistler Blackcomb acquisition.

Income taxes.  The effective tax rate benefit for the three months ended October 31, 2016 was 34.5%, compared to 38.0% for the three months ended October 31, 2015.  The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items) and taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income. The decrease in the estimated effective tax rate during the three months ended October 31, 2016 compared to the three months ended October 31, 2015 is primarily associated with the Whistler Blackcomb acquisition, where the Canadian statutory tax rate is lower than the U.S. statutory tax rate.

Reconciliation of Segment Performance and Net Debt

The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2016	2015
Mountain Reported EBITDA	$(56,654)	$(49,383)
Lodging Reported EBITDA	3,322	2,849
Resort Reported EBITDA	(53,332)	(46,534)
Real Estate Reported EBITDA	5,077	1,166
Total Reported EBITDA	(48,255)	(45,368)
Depreciation and amortization	(40,581)	(38,700)
Loss on disposal of fixed assets and other, net	(550)	(1,779)
Change in estimated fair value of Contingent Consideration	(300)	—
Investment income and other, net	4,523	198
Interest expense	(11,964)	(10,595)
Loss before benefit from income taxes	(97,127)	(96,244)
Benefit from income taxes	33,509	36,574
Net loss	(63,618)	(59,670)
Net loss attributable to noncontrolling interests	1,031	83
Net loss attributable to Vail Resorts, Inc.	$(62,587)	$(59,587)
The following table reconciles Net Debt to long-term debt (in thousands):

	October 31,
	2016	2015
Long-term debt	$1,371,779	$814,797
Long-term debt due within one year	38,374	13,319
Total debt	1,410,153	828,116
Less: cash and cash equivalents	106,751	39,606
Net Debt	$1,303,402	$788,510
LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations. We had $106.8 million of cash and cash equivalents as of October 31, 2016, compared to $39.6 million as of October 31, 2015. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from occasional land sales.

At October 31, 2016, we had $191.2 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $135.0 million and certain letters of credit outstanding of $73.8 million). Additionally, we amended our prior credit agreement to provide for an incremental term loan of $509.4 million, for a total Vail Holdings Credit Agreement term loan amount outstanding of $750.0 million, to fund the cash portion of the Whistler Blackcomb acquisition. Also, to further support the liquidity needs of Whistler Blackcomb, we had C$108.9 million ($81.2 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($223.8 million) less outstanding borrowings of C$190.5 million ($142.1 million) and a letter of credit outstanding of C$0.6 million ($0.5 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.5%.

Three months ended October 31, 2016 compared to the three months ended October 31, 2015
We generated $45.5 million of cash from operating activities during the three months ended October 31, 2016, a decrease of $29.1 million compared to $74.6 million of cash generated during the three months ended October 31, 2015. The decrease in operating cash flows was primarily a result of lower Mountain segment operating results (including Whistler Blackcomb operations and transaction and transition costs) for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, as well as a decrease in accounts payable and an increase in estimated income tax payments made during the three months end October 31, 2016 compared to the three months ended October 31, 2015. Additionally, we generated no proceeds from real estate development project closings during the three months ended October 31, 2016 compared to $8.8 million in proceeds (net of sales commissions and deposits previously received) from real estate closings that occurred in the three months ended October 31, 2015. These decreases were partially offset by an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2016 compared to the three months ended October 31, 2015.

Cash used in investing activities for the three months ended October 31, 2016 increased by $528.1 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb of $512.3 million, net of cash acquired, and an increase in capital expenditures of $21.0 million during the three months ended October 31, 2016 as compared to the three months ended October 31, 2015.

Cash provided by financing activities increased $591.0 million during the three months ended October 31, 2016, compared to the three months ended October 31, 2015, primarily due to incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million used to fund the cash portion of the purchase consideration for the Whistler Blackcomb acquisition and an increase in net borrowings under the revolver portion of our Vail Holdings Credit Agreement of $47.5 million during the three months ended October 31, 2016; combined with a reduction of cash outflows in the prior year related to $40.0 million of repurchases of common stock during the three months ended October 31, 2015. These net increases in cash inflows from financing activities were partially offset by an increase in dividends paid of $6.7 million during the three months ended October 31, 2016 compared to the same period in the prior year.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $95 million to $100 million on resort capital expenditures for calendar year 2016, excluding capital expenditures for summer-related activities of approximately $13 million, one-time transformational investments at Wilmot of approximately $14 million and capital investments at Whistler Blackcomb for the period from closing on October 17, 2016 through the end of calendar year 2016. Included in these estimated capital expenditures is approximately $60 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2016 include, among other projects, a new 500-seat restaurant at the top of Peak 7 in Breckenridge, upgrading the Sun Up chairlift at Vail Mountain (Chair 17) from a fixed-grip triple to a high-speed four-passenger chairlift, renovation of the Pines Lodge in Beaver Creek, revamping our primary websites to a single ‘responsive’ desktop/mobile platform which is integrated with our data-based and personalized marketing technology, and further upgrading our customer database and our call center technology. Approximately $73 million was spent for capital expenditures in calendar year 2016 as of October 31, 2016, leaving approximately $22 million to $27 million to spend in the remainder of calendar year 2016, excluding capital expenditures for summer-related activities, one-time investments at Wilmot and capital investments at Whistler Blackcomb for the period from closing on October 17, 2016 through the end of calendar year 2016.
For calendar year 2017, we expect to incur resort capital expenditures of approximately $103 million, which excludes any capital expenditures for new summer activities, Whistler Blackcomb or integration capital. Additionally, we expect that the annual resort capital expenditures for Whistler Blackcomb will be approximately C$25 million (US$19 million). This estimated spending includes normal inflation on our capital investments at our resorts and an increase to reflect the ongoing annual capital investment at Whistler Blackcomb. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Whistler Blackcomb Acquisition
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, the Company entered into an amendment to its Vail Holdings Credit Agreement through which Company increased its term loan borrowings by $509.4 million and extended the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 1.7% as of October 31, 2016.

Additionally, the Company assumed, through its acquisition of a 75% interest in the WB Partnerships, the Whistler Credit Agreement which consists of a C$300.0 million ($223.8 million) revolving credit facility that matures on November 12, 2021. As of October 31, 2016, C$190.5 million ($142.1 million) was outstanding under this revolving credit facility.

Debt
Principal payments on the majority of our long-term debt ($1,270.9 million of the total $1,414.8 million debt outstanding as of October 31, 2016) are not due until fiscal 2021 and beyond. As of October 31, 2016 and 2015, total long-term debt (including long-term debt due within one year) was $1,410.2 million and $828.1 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $788.5 million as of October 31, 2015 to $1,303.4 million as of October 31, 2016, primarily due to debt incurred and assumed relating to the acquisition of Whistler Blackcomb, as discussed above.

Our debt service requirements can be impacted by changing interest rates as we had $1,079.7 million of variable-rate debt outstanding as of October 31, 2016. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.9 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2016, our Board of Directors approved an approximate 30% increase to our quarterly cash dividend to $0.81 per share (or approximately $32.4 million per quarter based upon shares outstanding as of October 31, 2016, which includes approximately $3.0 million for shares issued in conjunction with the acquisition of Whistler Blackcomb). For the three months ended October 31, 2016, we paid cash dividends of $0.81 per share ($29.4 million in the aggregate.) These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During the fiscal year ended July 31, 2016, we repurchased 485,866 Vail Shares at a cost of $53.8 million. We did not repurchase any Vail Shares during the three months ended October 31, 2016. Since inception of this stock repurchase program through October 31, 2016, we have repurchased 5,434,977 Vail Shares at a cost of approximately $247.0 million. As of October 31, 2016, 2,065,023 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement) and for the Whistler Credit Agreement Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2016. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the year ending July 31, 2017. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•
willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options and changing consumer preferences;

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb or future acquisitions;

•	our ability to realize anticipated financial benefits from Park City;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates, particularly the Canadian dollar and Australian dollar;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2016, we had $1,079.7 million of variable rate indebtedness, representing approximately 76.3% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2016 of 1.6%. Based on variable-rate borrowings outstanding as of October 31, 2016, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
We have entered into interest rate swap agreements to fix the interest rate on a portion of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

The following table summarizes the amounts of foreign currency translation losses recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2016	2015
Foreign currency translation adjustments, net of tax	$(24,412)	$(2,408)

The results of Whistler Blackcomb are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our consolidated condensed financial statements. Foreign currency translation adjustments, net of tax increased for the three months ended October 31, 2016 compared to the three months ended October 31, 2015, primarily due to the acquisition of Whistler Blackcomb and the movement of the U.S. dollar against the Canadian dollar.

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
Changes in Internal Control over Financial Reporting
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, management is in the process of analyzing, evaluating and, where necessary, implementing changes in internal control over financial reporting. The operations of Whistler Blackcomb will be excluded from management’s assessment of internal control over financial reporting as of July 31, 2017.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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

In the first quarter of calendar year 2014, we received a Compliance Advisory from the Colorado Department of Public Health & Environment (“CDPHE”), advising of potential violations of the Colorado Air Pollution Prevention and Control Act at Breckenridge.  We subsequently conducted voluntary self-audits at each of our four Colorado resorts and continue to cooperate with CDPHE after receipt of additional Compliance Advisories for each of the four resorts. The violations include permitting violations that have now been corrected and we continue to discuss a compliance order with CDPHE to settle the violations.  It is anticipated that this process will continue into calendar year 2017.

We do not expect the resolution of the above items to have a material impact on our results of operations or cash flows.

We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for all loss contingencies for asserted and unasserted matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected to have a material, individually and in the aggregate, adverse impact on our financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 26, 2016, in addition to the risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations.

We may not realize all of the anticipated financial, marketing and operational benefits of the Whistler Blackcomb acquisition.

The benefits we expect to achieve as a result of the Whistler Blackcomb acquisition will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Whistler Blackcomb’s business and operations with our business and operations. Even if we are able to integrate our business with Whistler Blackcomb’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, successfully diversify local tourism at Whistler Blackcomb, achieve growth plans, or effectively increase marketing exposure or guest relationships. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Whistler Blackcomb’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

Accordingly, the benefits from the Whistler Blackcomb acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our financial assumptions to be inaccurate.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results.

Because the results of Whistler Blackcomb are reported in Canadian dollars, which we will then translate to U.S. dollars for inclusion in our consolidated financial statements, we will be exposed to more significant currency translation risk as a result of the Whistler Blackcomb acquisition. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results.

Whistler Blackcomb was not subject to Sarbanes-Oxley regulations and, therefore, they may lack the internal controls of a United States public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

We recently acquired Whistler Blackcomb which was not previously subject to Sarbanes Oxley regulations and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act of 2002. The operations of Whistler Blackcomb will be excluded from management’s assessment of internal control over financial reporting as of July 31, 2017.

Although management will continue to review and evaluate the effectiveness of our internal controls in light of the acquisition of Whistler Blackcomb, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Additionally, if we are unable to effectively integrate Whistler Blackcomb into the Company’s controls over financial reporting, we may not be able to prevent significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

Other than the risk factors set forth above, there have been no material changes from those risk factors previously disclosed in Item 1A to Part I of the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 Exchangeco Shares. Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. While outstanding, holders of Exchangeco Shares will be entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and will be entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Vail Shares.

The shares were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Although exempt from the registration requirements under the Securities Act, such shares are listed and freely tradeable on the New York Stock Exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description

2.1
Arrangement Agreement, between Vail Resorts, Inc., 1068877 B.C. Ltd. and Whistler Blackcomb, dated as of August 5, 2016 (Incorporated by reference to Exhibit 2.1 on Form 8-K of Vail Resorts, Inc. filed on August 8, 2016) (File No. 001-09614)

3.1	Certificate of Designations of Special Voting Preferred Stock (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on October 17, 2016) (File No. 001-09614)

10.1*	Vail Resorts, Inc. Management Incentive Plan.

10.2
Amendment to Seventh Amended and Restated Credit Agreement, dated October 14, 2016 (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on October 17, 2016) (File No. 001-09614)

10.3
Amended and Restated Credit Agreement and the amendments thereto, dated as of November 12, 2013, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, the Financial Institutions named therein, The Toronto-Dominion Bank, as administrative agent, TD Securities, as lead arranger and sole bookrunner, and Royal Bank of Canada, Bank of Montreal, Wells Fargo Bank, N.A., Canadian Branch, and Bank of America, N.A., Canadian Branch, as co-documentation agents.

10.4
Ski Area Agreement and the amendments thereto, dated as of September 30, 1982, between Her Majesty the Queen in Right of the Province of British Columbia, represented by the Minister of Lands, Parks and Housing, and Whistler Mountain Resort Limited Partnership.

10.5
Development Agreement for Blackcomb Mountain and the amendments thereto, dated as of May 1, 1979, between Her Majesty the Queen in Right of the Province of British Columbia, represented by the Minister of Lands, Parks and Housing, and Blackcomb Skiing Enterprises Limited Partnership,

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2016, July 31, 2016, and October 31, 2015; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2016 and 2015; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended October 31, 2016 and 2015; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the three months ended October 31, 2016 and 2015; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2016 and 2015; and (vi) Notes to the Consolidated Condensed Financial Statements.

*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 9, 2016	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2016	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

`