Form 10-Q
period 2017-01-31
VAIL RESORTS INC
filed 2017-03-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of March 6, 2017, 39,984,029 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	January 31, 2017	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$140,909	$67,897	$45,368
Restricted cash	17,132	6,046	6,118
Trade receivables, net	80,758	147,113	87,055
Inventories, net	93,396	74,589	78,770
Other current assets	41,519	27,220	60,965
Total current assets	373,714	322,865	278,276
Property, plant and equipment, net (Note 6)	1,694,746	1,363,814	1,391,889
Real estate held for sale and investment	112,633	111,088	117,999
Goodwill, net (Note 6)	1,469,756	509,037	506,957
Intangible assets, net	289,208	140,007	141,942
Other assets	42,410	35,207	35,896
Total assets	$3,982,467	$2,482,018	$2,472,959
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$541,335	$397,488	$447,770
Income taxes payable	51,056	95,639	34,278
Long-term debt due within one year (Note 4)	38,379	13,354	13,340
Total current liabilities	630,770	506,481	495,388
Long-term debt (Note 4)	1,216,721	686,909	680,002
Other long-term liabilities (Note 6)	271,935	270,168	252,606
Deferred income taxes	182,472	129,994	190,441
Total liabilities	2,301,898	1,593,552	1,618,437
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,419,228, 41,614,432 and 41,578,019 shares issued, respectively	454	416	416
Exchangeable shares, $0.01 par value, 73,047, zero and zero shares issued and outstanding, respectively (Note 5)	1	—	—
Additional paid-in capital	1,214,064	635,986	628,168
Accumulated other comprehensive loss	(914)	(1,550)	(7,707)
Retained earnings	511,487	486,667	452,922
Treasury stock, at cost, 5,436,294, 5,434,977, and 5,326,941 shares, respectively (Note 10)	(247,189)	(246,979)	(233,192)
Total Vail Resorts, Inc. stockholders’ equity	1,477,903	874,540	840,607
Noncontrolling interests	202,666	13,926	13,915
Total stockholders’ equity	1,680,569	888,466	854,522
Total liabilities and stockholders’ equity	$3,982,467	$2,482,018	$2,472,959
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net revenue:
Mountain	$654,099	$532,872	$764,866	$633,805
Lodging	65,884	62,807	133,286	127,093
Real estate	5,215	3,684	5,311	13,032
Total net revenue	725,198	599,363	903,463	773,930
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	355,239	296,256	523,492	447,414
Lodging	59,683	57,311	123,763	118,748
Real estate	5,841	4,617	7,326	13,958
Total segment operating expense	420,763	358,184	654,581	580,120
Other operating (expense) income:
Depreciation and amortization	(49,626)	(40,541)	(90,207)	(79,241)
Gain on sale of real property	—	632	6,466	1,791
Change in estimated fair value of contingent consideration (Note 7)	(300)	—	(600)	—
Loss on disposal of fixed assets and other, net	(2,231)	(1,206)	(2,781)	(2,985)
Income from operations	252,278	200,064	161,760	113,375
Mountain equity investment income (loss), net	157	(61)	989	781
Investment income and other, net	1,148	161	5,671	359
Interest expense and other, net	(9,048)	(10,910)	(21,012)	(21,505)
Income before provision for income taxes	244,535	189,254	147,408	93,010
Provision for income taxes	(84,807)	(72,383)	(51,298)	(35,809)
Net income	159,728	116,871	96,110	57,201
Net (income) loss attributable to noncontrolling interests	(10,549)	111	(9,518)	194
Net income attributable to Vail Resorts, Inc.	$149,179	$116,982	$86,592	$57,395
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$3.72	$3.23	$2.25	$1.58
Diluted net income per share attributable to Vail Resorts, Inc.	$3.63	$3.14	$2.19	$1.54
Cash dividends declared per share	$0.81	$0.6225	$1.62	$1.245
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net income	$159,728	$116,871	$96,110	$57,201
Foreign currency translation adjustments, net of tax	25,650	(386)	1,238	(2,794)
Comprehensive income	185,378	116,485	97,348	54,407
Comprehensive (income) loss attributable to noncontrolling interests	(17,329)	111	(10,120)	194
Comprehensive income attributable to Vail Resorts, Inc.	$168,049	$116,596	$87,228	$54,601
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2015	$415	$—	$623,510	$(4,913)	$440,748	$(193,192)	$866,568	$14,018	$880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	—	57,395	—	57,395	(194)	57,201
Foreign currency translation adjustments, net of tax	—	—	—	(2,794)	—	—	(2,794)	—	(2,794)
Total comprehensive income (loss)							54,601	(194)	54,407
Stock-based compensation expense	—	—	8,390	—	—	—	8,390	—	8,390
Issuance of shares under share award plans, net of shares withheld for taxes	1	—	(7,287)	—	—	—	(7,286)	—	(7,286)
Tax benefit from share award plans	—	—	3,555	—	—	—	3,555	—	3,555
Repurchase of common stock (Note 10)	—	—	—	—	—	(40,000)	(40,000)		(40,000)
Dividends (Note 3)	—	—	—	—	(45,221)	—	(45,221)	—	(45,221)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	91	91
Balance, January 31, 2016	$416	$—	$628,168	$(7,707)	$452,922	$(233,192)	$840,607	$13,915	$854,522

Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive income (loss):
Net income	—	—	—	—	86,592	—	86,592	9,518	96,110
Foreign currency translation adjustments, net of tax	—	—	—	636	—	—	636	602	1,238
Total comprehensive income							87,228	10,120	97,348
Stock-based compensation expense	—	—	9,151	—	—	—	9,151	—	9,151
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable share transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plans, net of shares withheld for taxes	2	—	(12,977)	—	—	—	(12,975)	—	(12,975)
Tax benefit from share award plans	—	—	7,296	—	—	—	7,296	—	7,296
Repurchase of common stock (Note 10)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(61,772)	—	(61,772)	—	(61,772)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,959)	(3,959)
Balance, January 31, 2017	$454	$1	$1,214,064	$(914)	$511,487	$(247,189)	$1,477,903	$202,666	$1,680,569
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net income	$96,110	$57,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,207	79,241
Cost of real estate sales	4,203	9,444
Stock-based compensation expense	9,151	8,390
Deferred income taxes, net	51,298	35,937
Gain on sale of real property	(6,466)	(1,791)
Foreign exchange gains on intercompany loans	(5,215)	—
Other non-cash income, net	(7,678)	(343)
Changes in assets and liabilities:
Restricted cash	(4,695)	6,894
Trade receivables, net	68,554	27,696
Inventories, net	(1,739)	(5,263)
Accounts payable and accrued liabilities	75,270	111,778
Income taxes payable	(50,703)	(17,016)
Other assets and liabilities, net	(1,379)	(2,700)
Net cash provided by operating activities	316,918	309,468
Cash flows from investing activities:
Capital expenditures	(93,436)	(77,237)
Acquisition of businesses, net of cash acquired	(512,348)	(20,245)
Cash received from the sale of real property	7,692	3,644
Other investing activities, net	6,271	317
Net cash used in investing activities	(591,821)	(93,521)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement term loan	509,375	—
Proceeds from borrowings under Vail Holdings Credit Agreement revolver	110,000	105,000
Proceeds from borrowings under Whistler Credit Agreement revolver	2,229	—
Repayments of borrowings under Vail Holdings Credit Agreement term loan	(9,375)	(3,125)
Repayments of borrowings under Vail Holdings Credit Agreement revolver	(185,000)	(225,500)
Repayments of borrowings under Whistler Credit Agreement revolver	(17,573)	—
Dividends paid	(61,772)	(45,221)
Repurchases of common stock	(210)	(40,000)
Other financing activities, net	611	3,668
Net cash provided by (used in) financing activities	348,285	(205,178)
Effect of exchange rate changes on cash and cash equivalents	(370)	(860)
Net increase in cash and cash equivalents	73,012	9,909
Cash and cash equivalents:
Beginning of period	67,897	35,459
End of period	$140,909	$45,368

Non-cash investing and financing activities:
Accrued capital expenditures	$11,102	$4,425
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

In the Mountain segment, the Company operates ten world-class mountain resort properties and three urban ski areas including:

Mountain Resorts:		Location:
1.	Vail Mountain	Colorado
2.	Breckenridge	Colorado
3.	Keystone	Colorado
4.	Beaver Creek	Colorado
5.	Park City Mountain Resort (“Park City”)	Utah
6.	Heavenly	Lake Tahoe area of Nevada and California
7.	Northstar	Lake Tahoe area of California
8.	Kirkwood	Lake Tahoe area of California
9.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
10.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
Urban Ski Areas (“Urban”):		Location:
1.	Wilmot Mountain (“Wilmot”)	Wisconsin
2.	Afton Alps	Minnesota
3.	Mount Brighton	Michigan

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the United States Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

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

Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary of the Company, conducts the operations of the Real Estate segment, which owns, develops and sells real estate in and around the Company’s resort communities.

The Company’s mountain business and lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in North America. The Company’s operating season at Perisher, its NPS concessionaire properties and its golf courses generally occur from June to early October.

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

Recently Issued Accounting Standards
Adopted Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. In June 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard was effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017) and early adoption was permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis. As such, the Company adopted these new accounting standards as of July 31, 2016, which amended presentation and disclosure requirements concerning debt issuance costs but did not affect the Company’s overall financial position or results of operations and cash flows. As a result, approximately $2.2 million of debt issuance costs have been reclassified to Long-term debt as of January 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard changes how deferred taxes are classified on a company’s balance sheet. The standard eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent on a jurisdiction by jurisdiction basis. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted this new accounting standard as of July 31, 2016, which amended presentation requirements, but did not affect the Company’s overall financial position or results of operations and cash flows. The Company adopted this standard on a prospective basis, which reclassified the current deferred income tax asset to the noncurrent deferred income tax liability. Accordingly, the Consolidated Condensed Balance Sheet as of January 31, 2016 has not been retrospectively adjusted.

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new revenue standard by one year and would allow companies the option to early adopt the new revenue standard as of the original effective date. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019 if it does not early adopt), using one of two retrospective application methods. The Company is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures and is determining the appropriate transition method.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies interim and annual goodwill impairment testing by eliminating step two, a hypothetical purchase price allocation, from the goodwill impairment test and leaving step one unchanged. Under the new guidance, companies will continue to complete step one by comparing the estimated fair value of their reporting units with their respective carrying amounts, and will recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s estimated fair value. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019 (the Company’s first quarter of fiscal 2021), with early adoption permitted. The Company is currently analyzing provisions of the standard to determine if early adoption is warranted for purposes of simplification.

3.	Net Income per Share
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to Vail Resorts stockholders by the total weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then participate in the earnings of Vail Resorts.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 5, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share and Exchangeco Shares, while outstanding, are substantially the economic equivalent of the Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares. The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period.

Presented below is basic and diluted EPS for the three months ended January 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$149,179	$149,179	$116,982	$116,982
Weighted-average Vail Resorts shares outstanding	39,888	39,888	36,246	36,246
Weighted-average Exchangeco shares outstanding	162	162	—	—
Total Weighted-average shares outstanding	40,050	40,050	36,246	36,246
Effect of dilutive securities	—	1,057	—	1,010
Total shares	40,050	41,107	36,246	37,256
Net income per share attributable to Vail Resorts	$3.72	$3.63	$3.23	$3.14

The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled 2,000 and 19,000 for the three months ended January 31, 2017 and 2016, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2017 and 2016 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$86,592	$86,592	$57,395	$57,395
Weighted-average Vail Resorts shares outstanding	38,327	38,327	36,359	36,359
Weighted-average Exchangeco shares outstanding	115	115	—	—
Total Weighted-average shares outstanding	38,442	38,442	36,359	36,359
Effect of dilutive securities	—	1,087	—	999
Total shares	38,442	39,529	36,359	37,358
Net income per share attributable to Vail Resorts	$2.25	$2.19	$1.58	$1.54

The number of shares issuable on the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled 1,000 and 10,000 for the six months ended January 31, 2017 and 2016, respectively.

Dividends

During the three and six months ended January 31, 2017, the Company paid cash dividends of $0.81 and $1.62 per share ($32.4 million and $61.8 million, respectively, in the aggregate). During the three and six months ended January 31, 2016, the Company paid cash dividends of $0.6225 and $1.245 per share ($22.6 million and $45.2 million, respectively, in the aggregate). On March 9, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $1.053 per share, for Vail Shares, payable on April 13, 2017 to stockholders of record as of March 29, 2017. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 13, 2017 to the shareholders of record on March 29, 2017.

4.	Long-Term Debt
Long-term debt as of January 31, 2017, July 31, 2016 and January 31, 2016 is summarized as follows (in thousands):

	Maturity	January 31, 2017	July 31, 2016	January 31, 2016
Vail Holdings Credit Agreement term loan (a)	2021	$740,625	$240,625	$246,875
Vail Holdings Credit Agreement revolver (a)	2021	—	75,000	64,500
Whistler Credit Agreement revolver (b)	2021	129,966	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	325,942	323,099	320,277
Other	2017-2028	10,468	11,021	11,308
Total debt		1,259,576	702,320	695,535
Less: Unamortized debt issuance costs (c)		4,476	2,057	2,193
Less: Current maturities (d)		38,379	13,354	13,340
Long-term debt		$1,216,721	$686,909	$680,002

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc., entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders names therein, through which such lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement, as amended by the Amendment, consists of a $400.0 million revolving credit facility and a term loan facility in the amount of $750.0 million. The other material terms of the Vail Holdings Credit Agreement, including those disclosed in the Company’s Annual Report on Form 10-K filed on September 26, 2016, were not altered by the Amendment. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 2.70%, as of January 31, 2017, and interest payments are due monthly. Additionally, the term loan facility is subject to quarterly principal payments of approximately $9.4 million, which began on January 31, 2017. Final payment of the remaining amount outstanding plus accrued and unpaid interest is due upon maturity in October 2021.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility which matures on November 12, 2021.  The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of January 31, 2017, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 1.0% per annum or (b) by way of the issuance of bankers’ acceptances at a stamping fee of 2.00% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the

U.S. Base Rate plus 1.00% per annum or (b) Banker’s Acceptance Rate plus 2.00% per annum (approximately 3.0% as of January 31, 2017). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2017 is equal to 0.45% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type. In connection with the Whistler Blackcomb transaction, the WB Partnerships obtained an amendment to the Whistler Credit Agreement to waive the change of control provision that otherwise would have required repayment in full of the facility as a result of the closing of the Whistler Blackcomb acquisition and to extend the maturity to November 12, 2021.

(c)
The Company adopted ASU 2015-03 and ASU 2015-15 as of July 31, 2016 which alters the presentation of debt issuance costs. As a result, approximately $2.2 million of debt issuance costs have been reclassified to Long-term debt as of January 31, 2016.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding as of January 31, 2017 reflected by fiscal year (August through July) are as follows (in thousands):

Total
2017 (February 2017 through July 2017)	$19,051
2018	38,397
2019	38,455
2020	38,516
2021	38,580
Thereafter	1,086,577
Total debt	$1,259,576

The Company incurred gross interest expense of $14.2 million and $10.9 million for the three months ended January 31, 2017 and 2016, respectively, of which $0.3 million and $0.2 million, respectively, were amortization of deferred financing costs. The Company incurred gross interest expense of $26.2 million and $21.5 million for the six months ended January 31, 2017 and 2016, respectively, of which $0.5 million was amortization of deferred financing costs in both periods.

In connection with the acquisition of Whistler Blackcomb, Vail Holdings, Inc. funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million requiring foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $5.2 million in foreign currency gains on the intercompany loan to Whistler Blackcomb for both the three months and six months ended January 31, 2017 within interest expense and other, net on the Company’s Consolidated Condensed Statements of Operations.

5.	Acquisitions
Whistler Blackcomb

On August 5, 2016, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) to acquire 100% of the outstanding common shares of Whistler Blackcomb (the “Arrangement”). On October 17, 2016, the Company, through Exchangeco, acquired all of the outstanding common shares of Whistler Blackcomb, for aggregate purchase consideration paid to Whistler Blackcomb shareholders of $1.09 billion. The consideration paid consisted of (i) approximately C$673.8 million ($512.6 million) in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 Vail Shares and (iii) 418,095 Exchangeco Shares.  Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeco Shares are entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and are entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Vail Shares.`

Whistler Blackcomb owns a 75% interest in each of Whistler LP and Blackcomb LP (the “WB Partnerships”), which together operate Whistler Blackcomb resort, a year round mountain resort in British Columbia, Canada with a comprehensive offering of recreational activities, including both snow sports and summer activities. The remaining 25% limited partnership interest in each of the WB Partnerships is owned by Nippon Cable, an unrelated party to the Company. The WB Partnerships hold land leases and rights-of-way under long-term agreements with the government of the province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat nations, which provide for the use of land at Whistler Mountain and Blackcomb Mountain.

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Condensed Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations.

Nippon Cable’s 25% limited partnership interest is a noncontrolling economic interest containing certain protective rights and no ability to participate in the day to day operations of the WB Partnerships. The WB Partnership agreements provide that distributions made out of the partnerships be made on the basis of 75% to Whistler Blackcomb and 25% to Nippon Cable. In addition, based upon the terms of the WB Partnerships agreements, the annual distribution rights are non-transferable and transfer of the limited partnership interest is limited to Nippon Cable’s entire interest. Accordingly, the estimate of fair value associated with the noncontrolling interest has been determined based on expected underlying cash flows of the WB Partnerships discounted at a rate commensurate with a market participant’s expected rate of return for an equity instrument with these associated restrictions.

The following summarizes the purchase consideration and the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands, except exchange ratio and share price):

(in thousands, except exchange ratio and share price amounts)	Acquisition Date Estimated Fair Value
Total Whistler Blackcomb shares acquired	38,500
Exchange ratio as of October 14, 2016	0.097294
Total Vail Resorts shares issued to Whistler Blackcomb shareholders	3,746
Vail Resorts closing share price on October 14, 2016	$153.41
Total value of Vail Resorts shares issued	$574,645
Total cash consideration paid at C$17.50 ($13.31 on October 17, 2016) per Whistler Blackcomb share	512,558
Total purchase consideration to Whistler Blackcomb shareholders	1,087,203
Estimated fair value of previously held investment in Whistler Blackcomb	4,308
Estimated fair value of Nippon Cable’s 25% interest in Whistler Blackcomb	182,579
Total estimated purchase consideration	$1,274,090

Allocation of total estimated purchase consideration:
Estimated fair values of assets acquired:
Current assets	$37,567
Property, plant and equipment	332,609
Real estate held for sale and investment	8,216
Goodwill	956,086
Identifiable intangibles	152,035
Deferred income taxes, net	7,861
Other assets	1,907
Current liabilities	(74,108)
Assumed long-term debt	(144,922)
Other long-term liabilities	(3,161)
Net assets acquired	$1,274,090

During the three months ended January 31, 2017, the Company recorded adjustments in the measurement period to its purchase price allocation of $8.5 million, net, which primarily increased deferred income taxes, net with a corresponding decrease to goodwill.

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Whistler Blackcomb are preliminary and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

The estimated fair values of definite-lived and indefinite-lived identifiable intangible assets were determined using significant estimates and assumptions. The estimated fair value and estimated useful lives of identifiable intangible assets, where applicable, are as follows.

	Estimated Fair Value	Weighted Average Amortization Period
	($ in thousands)	(in years) (1)
Trademarks and trade names	$139,977	n/a
Season pass holder relationships	7,950	5
Property management contracts	4,108	n/a
Total acquired identifiable intangible assets	$152,035
(1) Trademarks and trade names and property management contracts are indefinite-lived intangible assets.

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $105.5 million of net revenue for the six months ended January 31, 2017, prospectively from the acquisition date of October 17, 2016. The Company recognized $3.0 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the six months ended January 31, 2017.

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Whistler Blackcomb was completed on August 1, 2015. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) transaction and business integration related costs; (iv) interest expense associated with financing the cash portion of the transaction; and (v) total weighted average shares outstanding. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2015 (in thousands, except per share amounts).

Three Months Ended January 31, 2016

Pro forma net revenue	$683,902
Pro forma net income attributable to Vail Resorts, Inc.	$133,014
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$3.33
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$3.24

	Six Months Ended January 31,
	2017	2016
Pro forma net revenue	$926,127	$879,352
Pro forma net income attributable to Vail Resorts, Inc.	$85,126	$64,123
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.13	$1.60
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.07	$1.56

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

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2017	July 31, 2016	January 31, 2016
Land and land improvements	$535,577	$440,300	$438,373
Buildings and building improvements	1,180,941	1,025,515	1,024,065
Machinery and equipment	997,225	866,008	873,045
Furniture and fixtures	302,446	284,959	302,077
Software	114,750	103,754	111,118
Vehicles	69,723	58,159	62,093
Construction in progress	23,704	39,396	24,767
Gross property, plant and equipment	3,224,366	2,818,091	2,835,538
Accumulated depreciation	(1,529,620)	(1,454,277)	(1,443,649)
Property, plant and equipment, net	$1,694,746	$1,363,814	$1,391,889

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2017	July 31, 2016	January 31, 2016
Trade payables	$88,814	$72,658	$82,913
Deferred revenue	259,212	182,506	190,976
Accrued salaries, wages and deferred compensation	50,923	43,086	43,916
Accrued benefits	32,269	29,175	26,199
Deposits	42,024	23,307	36,995
Other liabilities	68,093	46,756	66,771
Total accounts payable and accrued liabilities	$541,335	$397,488	$447,770

The composition of other long-term liabilities follows (in thousands):

	January 31, 2017	July 31, 2016	January 31, 2016
Private club deferred initiation fee revenue	$120,659	$121,750	$123,886
Unfavorable lease obligation, net	25,953	27,322	28,593
Other long-term liabilities	125,323	121,096	100,127
Total other long-term liabilities	$271,935	$270,168	$252,606

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the six months ended January 31, 2017 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2016	$441,138	$67,899	$509,037
Whistler Blackcomb acquisition	956,086	—	956,086
Effects of changes in foreign currency exchange rates	4,633	—	4,633
Balance at January 31, 2017	$1,401,857	$67,899	$1,469,756

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

The table below summarizes the Company’s cash equivalents, Contingent Consideration (as described in our Annual Report on Form 10-K) and Interest Rate Swap measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of January 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,003	$3,003	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,626	$—	$2,626	$—
Liabilities:
Contingent Consideration	$11,700	$—	$—	$11,700
Interest Rate Swap	$1,060	$—	$1,060	$—

	Estimated Fair Value Measurement as of July 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,100	$—	$—	$11,100

	Estimated Fair Value Measurement as of January 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,401	$—	$2,401	$—
Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap is an instrument assumed in the Whistler Blackcomb acquisition that expires in September 2020, and is a C$125.0 million ($95.6 million as of January 31, 2017) fixed swap on the floating interest rate on the assumed Whistler Credit Agreement. Interest Rate Swap settlements and changes in estimated fair value are recognized in Interest Expense on the Consolidated Condensed Statement of Operations.

The changes in Contingent Consideration during the six months ended January 31, 2017 and 2016 were as follows (in thousands):

Balance as of July 31, 2016 and 2015, respectively	$11,100	$6,900
Change in estimated fair value	600	—
Balance as of January 31, 2017 and 2016, respectively	$11,700	$6,900

During the six months ended January 31, 2017, the Company increased the estimated fair value of the participating contingent payments by approximately $0.6 million, resulting in an estimated fair value of the Contingent Consideration of $11.7 million reflected in other long-term liabilities in the Consolidated Condensed Balance Sheets.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $8.0 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $8.1 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million, $2.0 million and $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2017, July 31, 2016 and January 31, 2016, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2017, the Company had various other letters of credit totaling $66.1 million, consisting of $53.4 million to support the Employee Housing Bonds and $12.7 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of January 31, 2017, primarily to provide collateral for its workers compensation self-insurance programs.

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

Self-Insurance
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of January 31, 2017, July 31, 2016 and January 31, 2016, the accruals for the above loss contingencies were not material individually and in the aggregate.

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

The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately. The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus or minus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property). The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net revenue:
Lift	$358,251	$287,685	$379,677	$307,838
Ski school	78,119	62,040	81,970	65,424
Dining	54,366	44,738	67,734	57,093
Retail/rental	123,233	102,975	159,712	135,364
Other	40,130	35,434	75,773	68,086
Total Mountain net revenue	654,099	532,872	764,866	633,805
Lodging	65,884	62,807	133,286	127,093
Total Resort net revenue	719,983	595,679	898,152	760,898
Real estate	5,215	3,684	5,311	13,032
Total net revenue	$725,198	$599,363	$903,463	$773,930
Operating expense:
Mountain	$355,239	$296,256	$523,492	$447,414
Lodging	59,683	57,311	123,763	118,748
Total Resort operating expense	414,922	353,567	647,255	566,162
Real estate	5,841	4,617	7,326	13,958
Total segment operating expense	$420,763	$358,184	$654,581	$580,120

Gain on sale of real property	$—	$632	$6,466	$1,791
Mountain equity investment income (loss), net	$157	$(61)	$989	$781
Reported EBITDA:
Mountain	$299,017	$236,555	$242,363	$187,172
Lodging	6,201	5,496	9,523	8,345
Resort	305,218	242,051	251,886	195,517
Real estate	(626)	(301)	4,451	865
Total Reported EBITDA	$304,592	$241,750	$256,337	$196,382

Real estate held for sale and investment	$112,633	$117,999	$112,633	$117,999

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$304,592	$241,750	$256,337	$196,382
Depreciation and amortization	(49,626)	(40,541)	(90,207)	(79,241)
Change in estimated fair value of contingent consideration	(300)	—	(600)	—
Loss on disposal of fixed assets and other, net	(2,231)	(1,206)	(2,781)	(2,985)
Investment income and other, net	1,148	161	5,671	359
Interest expense and other, net	(9,048)	(10,910)	(21,012)	(21,505)
Income before provision for income taxes	244,535	189,254	147,408	93,010
Provision for income taxes	(84,807)	(72,383)	(51,298)	(35,809)
Net income	159,728	116,871	96,110	57,201
Net (income) loss attributable to noncontrolling interests	(10,549)	111	(9,518)	194
Net income attributable to Vail Resorts, Inc.	$149,179	$116,982	$86,592	$57,395

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 total shares. The Company repurchased 1,317 Vail Shares (at a total cost of $0.2 million) during the three and six months ended January 31, 2017. The Company purchased zero shares and 377,830 Vail Shares (at a total cost of $40.0 million), respectively during the three and six months ended January 31, 2016. Since inception of its share repurchase program through January 31, 2017, the Company has repurchased 5,436,294 Vail Shares for $247.2 million. As of January 31, 2017, 2,063,706 Vail Shares remained available to repurchase under the existing share repurchase program which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

11.     Subsequent Events
Stowe Mountain Resort Acquisition
On February 17, 2017, the Company entered into a purchase agreement to acquire Stowe Mountain Resort from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of $50.0 million, subject to certain adjustments as provided in the purchase agreement. The Company will acquire all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The Company expects to fund the cash purchase price through cash on-hand and/or borrowing under the revolver portion of its Vail Holdings Credit Agreement. This transaction is subject to Vermont administrative review.

Whistler Blackcomb Master Development Agreements
On February 23, 2017, Whistler LP, by its general partner Whistler Blackcomb Holdings Inc. (“WBHI”), a wholly-owned subsidiary of the Company, entered into a master development agreement (the “Whistler MDA”) with Her Majesty, the Queen in Right of British Columbia (the “Province”) with respect to the operation and development of Whistler Mountain. Additionally, on February 23, 2017, Blackcomb LP, by its general partner WBHI, entered into a master development agreement (the “Blackcomb MDA” and together with the Whistler MDA, the “MDAs”) with the Province with respect to the operation and development of Blackcomb Mountain. Each of Whistler LP and Blackcomb LP were operating under existing master development agreements that terminated upon execution of the new MDAs. The MDAs grant a general license to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of the Whistler Blackcomb Resort. Each WB Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions.

The MDAs each have a term of 60 years and are replaceable for an additional 60 years by option exercisable by the WB Partnerships after the first 30 years of the initial term. In accordance with the MDAs, each WB Partnership is obligated to pay annual fees to the Province at a rate of 2% of certain gross revenues related to the Whistler Blackcomb Resort.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the periods ended January 31, 2017 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2017 and 2016 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K which was filed on September 26, 2016 and the Form 10-Q for the quarter ended October 31, 2016, which was filed on December 9, 2016.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of segment Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt.

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

Mountain Segment
The Mountain segment is comprised of the operations of ten mountain resort properties and three urban ski areas including:

Mountain Resorts:		Location:
1.	Vail Mountain	Colorado
2.	Breckenridge	Colorado
3.	Keystone	Colorado
4.	Beaver Creek	Colorado
5.	Park City Mountain Resort (“Park City”)	Utah
6.	Heavenly	Lake Tahoe area of Nevada and California
7.	Northstar	Lake Tahoe area of California
8.	Kirkwood	Lake Tahoe area of California
9.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
10.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
Urban Ski Areas (“Urban”):		Location:
1.	Wilmot Mountain (“Wilmot”)	Wisconsin
2.	Afton Alps	Minnesota
3.	Mount Brighton	Michigan

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Our largest source of Mountain segment revenue is the sale of lift access (including season passes), which represented approximately 55% and 54% of Mountain net revenue for the three months ended January 31, 2017 and 2016, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2017, Destination guests comprised approximately 57% of our mountain resort skier visits, while Local guests comprised approximately 43% of our mountain resort skier visits, which compares to 53% and 47%, respectively, for the three months ended January 31, 2016.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but may be more impacted by adverse economic conditions or the global geopolitical climate. Local guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of Resorts (Epic Season Pass access at Whistler Blackcomb for the 2016/2017 ski season is limited; however, beginning with the 2017/2018 ski season access will be unlimited and unrestricted). Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests and generates additional ancillary spending. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statement of Operations throughout the ski season generally based on historical visitation.

As a result of the acquisition of Whistler Blackcomb, lift revenue includes certain products that were not available for sale in the prior comparative periods, primarily Whistler Blackcomb season passes and EDGE Cards. EDGE Cards are products, exclusively available to Canadian, Washington State and Oregon residents, that allow these guests to purchase lift services in advance of visitation, usually at a discounted price, and are available for sale throughout the season unlike Vail’s pass program, which generally requires a commitment in advance of season. Accordingly, lift revenue consists of season pass and certain EDGE Card revenue (“pass revenue”) lift revenue and non-season pass lift revenue (“non-pass revenue”). For the three months ended January 31, 2017 and 2016, approximately 50% and 46%, respectively, of the total lift revenue recognized was comprised of pass revenue. Pass revenue recognized for the quarter represents approximately 53% and 52% of total North American pass sales for the 2016/2017 and 2015/2016 ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, USDA Forest Service fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

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

The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts as well as CME is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 93% and 94% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended January 31, 2017 and 2016, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September), mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and our Form 10-Q for the three months ended October 31, 2016, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During fiscal year 2016, pass revenue represented approximately 40% of total lift revenue. During the first half of the 2016/2017 U.S. ski season, snowfall prior to the holiday period was significantly lower than the historical average, which had a negative impact on visitation to our U.S. resorts for the three months ended January 31, 2017. Snowfall trends have returned to or are above historical levels at our U.S. ski resorts as of January 31, 2017, but we cannot predict the degree to which these snowfall trends will continue, or if snowfall patterns will continue at historical levels in future periods. For the 2016/2017 ski season compared to the 2015/2016 ski season, pass revenue increased approximately $46.2 million, or 35.2%, for the three months ended January 31, 2017 compared to the same period in the prior year, of which $17.3 was incremental revenue attributable to Whistler Blackcomb. Additionally, deferred revenue related to North American pass sales (including Whistler Blackcomb) was $162.0 million as of January 31, 2017 (compared to $124.1 million as of January 31, 2016), which will be almost entirely recognized as lift revenue during our third fiscal quarter ending April 30, 2017.

•
On October 17, 2016, the Company, through its wholly-owned Canadian subsidiary (“Exchangeco”), acquired all of the outstanding common shares of Whistler Blackcomb, for an aggregate purchase consideration paid to Whistler Blackcomb shareholders of approximately $1.09 billion, consisting of (i) approximately C$673.8 million in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 shares of our common stock, and (iii) 418,095 shares of Exchangeco (the “Exchangeco Shares”). The cash purchase consideration portion was funded through borrowing from an incremental term loan under our Seventh Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). Whistler Blackcomb, through a 75% ownership interest in Whistler Mountain Resort Limited Partnership and a 75% ownership interest in Blackcomb Skiing Enterprises Limited Partnership, collectively (the “WB Partnerships”), operates a four season mountain resort that features two adjacent and integrated mountains, Whistler Mountain and Blackcomb Mountain. The remaining 25% ownership interest in each of the WB Partnerships is held by Nippon Cable, an unrelated party to Vail Resorts. We expect that Whistler Blackcomb will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the expected synergies from the combination of the operations of Whistler Blackcomb nor can we predict all the resources required to integrate Whistler Blackcomb operations and the ultimate impact Whistler Blackcomb will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Whistler Blackcomb acquisition are preliminary and are based on the information that was available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair value reflected within the Consolidated Condensed Balance Sheets as of January 31, 2017 and their associated impact to our Consolidated Condensed Statements of Operations are subject to change.

•
Key U.S. economic indicators have remained steady in 2017, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2016/2017 North American ski season.

•
On February 17, 2017, the Company entered into a purchase agreement to acquire Stowe Mountain Resort (“Stowe”) from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of $50.0 million, subject to certain adjustments as provided in the purchase agreement. The Company expects to fund the cash purchase price through cash on-hand and/or borrowing under the revolver portion of its Vail Holdings Credit Agreement. This transaction is subject to Vermont administrative review. Upon closing of the transaction, we expect that Stowe will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stowe and the ultimate impact Stowe will have on our future results of operations.

•
As of January 31, 2017, we had $326.4 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $73.6 million). Additionally, we amended our Vail Holdings Credit Agreement to provide for an incremental term loan of $509.4 million, for a total term loan amount outstanding of $750.0 million, to fund the cash portion of the Whistler Blackcomb acquisition. Also, we assumed in the Whistler Blackcomb acquisition a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2017, we had C$129.4 million ($98.9 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($229.4 million) less outstanding borrowings of C$170.0 million ($130.0 million) and a letter of credit outstanding of C$0.6 million ($0.5 million)).

We believe that the terms of our credit agreements allow for sufficient flexibility in our ability to make future acquisitions (including Stowe), investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend, of which, on March 9, 2017 our Board of Directors approved a 30% increase in our regular quarterly cash dividend on our common stock to $1.053 per share (or approximately $42.1 million quarterly based upon shares outstanding as of January 31, 2017).

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale and the sale of land parcels to third-party developers, which determines when revenue and associated cost of sales and gain (loss) on sale of real property is recognized. Changes to the anticipated timing or mix of closing on one or more real estate projects, or unit closings within a real estate project, could materially impact Real Estate Reported EBITDA for a particular quarter or fiscal year. As of January 31, 2017, we had three units (of which two units sold subsequent to January 31, 2017) at The Ritz-Carlton Residences, Vail available for sale with a remaining book value of approximately $9.1 million. We currently anticipate the selling process for the remaining Ritz-Carlton Residences, Vail units to be completed by the end of fiscal 2017.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2017, compared to the three and six months ended January 31, 2016 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Mountain Reported EBITDA	$299,017	$236,555	$242,363	$187,172
Lodging Reported EBITDA	6,201	5,496	9,523	8,345
Resort Reported EBITDA	$305,218	$242,051	$251,886	$195,517
Real Estate Reported EBITDA	$(626)	$(301)	$4,451	$865
Income before provision for income taxes	$244,535	$189,254	$147,408	$93,010
Net income attributable to Vail Resorts, Inc.	$149,179	$116,982	$86,592	$57,395
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2017 compared to the three months ended January 31, 2016
Mountain segment operating results for the three months ended January 31, 2017 and 2016 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Net Mountain revenue:
Lift	$358,251	$287,685	24.5%
Ski school	78,119	62,040	25.9%
Dining	54,366	44,738	21.5%
Retail/rental	123,233	102,975	19.7%
Other	40,130	35,434	13.3%
Total Mountain net revenue	654,099	532,872	22.7%
Mountain operating expense:
Labor and labor-related benefits	136,531	114,794	18.9%
Retail cost of sales	44,984	38,262	17.6%
Resort related fees	34,722	28,452	22.0%
General and administrative	60,470	50,030	20.9%
Other	78,532	64,718	21.3%
Total Mountain operating expense	355,239	296,256	19.9%
Mountain equity investment income (loss), net	157	(61)	357.4%
Mountain Reported EBITDA	$299,017	$236,555	26.4%

Total skier visits	5,299	4,581	15.7%
ETP	$67.61	$62.80	7.7%

Certain Mountain segment operating expenses presented above for the three months ended January 31, 2016 have been reclassified to conform to presentation for the three months ended January 31, 2017.

Mountain Reported EBITDA includes $3.7 million and $3.3 million of stock-based compensation expense for the three months ended January 31, 2017 and 2016, respectively.

Mountain Reported EBITDA for the three months ended January 31, 2017 increased $62.5 million, or 26.4%, compared to the three months ended January 31, 2016, which was primarily attributable to the operations of Whistler Blackcomb, which was acquired in October 2016, partially offset by transition and integration costs of $2.1 million associated with the acquisition. Excluding Whistler Blackcomb operations and transaction, transition and integration costs, Mountain Reported EBITDA increased 6.6%. Our results for the three months ended January 31, 2017, compared to the same period in the prior year, also reflect strong U.S. pass sales growth for the 2016/2017 ski season. However, our results for the three months ended January 31, 2017 were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts which drove lower skier visitation during the early ski season compared to the same period in the prior year.

Lift revenue increased $70.6 million, or 24.5%, for the three months ended January 31, 2017 compared to the same period in the prior year, primarily due to incremental lift revenue from Whistler Blackcomb for the three months ended January 31, 2017. Excluding Whistler Blackcomb, total lift revenue increased 7.3%, in which pass revenue increased 22.1% and non-pass revenue decreased 5.1%. The increase in pass revenue, excluding Whistler Blackcomb, was driven by a combination of both an increase in pricing and units sold, and was favorably impacted by increased pass sales to Destination guests. The decrease in non-pass revenue, excluding Whistler Blackcomb, was the result of a decrease in non-pass skier visitation to our U.S. resorts primarily due to the poor early season conditions and a continued shifting of Destination guests to season passes, partially offset by an increase in ETP excluding season pass holders of 6.7%. Total ETP, excluding Whistler Blackcomb, increased $10.65, or 17.0%, due to price increases in both our lift ticket and season pass products and lower average visitation by season pass holders, primarily due to the poor early season conditions, during the three months ended January 31, 2017 compared to the same period in the prior year.

Ski school revenue increased $16.1 million, or 25.9%, for the three months ended January 31, 2017, compared to the same period in the prior year, primarily as a result of incremental Whistler Blackcomb revenue. Excluding Whistler Blackcomb, ski school revenue increased 1.3%.

Dining revenue increased $9.6 million, or 21.5%, for the three months ended January 31, 2017, compared to the three months ended January 31, 2016, due to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, dining revenue decreased 2.5% as a result of delays in the opening of certain on-mountain dining venues at our U.S. resorts which were impacted by poor early ski season conditions.

Retail/rental revenue increased $20.3 million, or 19.7%, for the three months ended January 31, 2017 compared to the same period in the prior year, due primarily to incremental retail/rental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, retail/rental revenue decreased 2.0%. The decrease in both retail revenue and rental revenue was primarily attributable to lower sales volumes at stores proximate to our Tahoe resorts and in the San Francisco Bay Area as a result of inclement weather and poor early season conditions in the region.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended January 31, 2017, other revenue increased $4.7 million, or 13.3%, compared to the same period in the prior year, primarily attributable to incremental revenue from Whistler Blackcomb.

Operating expense increased $59.0 million, or 19.9%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, which was primarily attributable to incremental operating expenses from Whistler Blackcomb, as well as $2.1 million of transaction, transition and integration costs associated with the acquisition. Excluding Whistler Blackcomb incremental operating expenses and transaction, transition and integration costs, operating expense increased 0.7%.

The following discussion provides information of the changes in operating expenses for the three months ended January 31, 2017, as compared to the prior year comparative period, excluding the impact of Whistler Blackcomb. Labor and labor-related benefits increased 0.7% primarily due to normal wage adjustments, partially offset by decreased staffing levels at our U.S. resorts during the early ski season. Retail cost of sales decreased 3.3%, compared to a decrease in retail sales of 2.4%. Resort related fees increased 4.3% due to overall increases in revenue upon which those fees are based. General and administrative expense increased 2.6% primarily due to a higher Mountain segment component of allocated corporate costs as compared to other segments. Other expense was flat compared to the same period in the prior year.

Mountain equity investment income (loss), net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2017 compared to the six months ended January 31, 2016
Mountain segment operating results for the six months ended January 31, 2017 and 2016 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Net Mountain revenue:
Lift	$379,677	$307,838	23.3%
Ski school	81,970	65,424	25.3%
Dining	67,734	57,093	18.6%
Retail/rental	159,712	135,364	18.0%
Other	75,773	68,086	11.3%
Total Mountain net revenue	764,866	633,805	20.7%
Mountain operating expense:
Labor and labor-related benefits	194,213	166,593	16.6%
Retail cost of sales	63,388	54,741	15.8%
Resort related fees	37,066	30,344	22.2%
General and administrative	102,454	88,629	15.6%
Other	126,371	107,107	18.0%
Total Mountain operating expense	523,492	447,414	17.0%
Mountain equity investment income, net	989	781	26.6%
Mountain Reported EBITDA	$242,363	$187,172	29.5%

Total skier visits	5,728	5,016	14.2%
ETP	$66.28	$61.37	8.0%

Certain Mountain segment operating expenses presented above for the six months ended January 31, 2016 have been reclassified to conform to presentation for the six months ended January 31, 2017.

Mountain Reported EBITDA includes $7.5 million and $6.7 million of stock-based compensation expense for the six months ended January 31, 2017 and 2016, respectively.

Mountain Reported EBITDA for the six months ended January 31, 2017 increased $55.2 million, or 29.5%, compared to the six months ended January 31, 2016, which was primarily attributable to the operations of Whistler Blackcomb, which is included in our consolidated results prospectively from the acquisition date (acquired in October 2016), partially offset by transaction, transition and integration costs of $4.9 million associated with the acquisition. Excluding Whistler Blackcomb operations and transaction, transition and integration costs, Mountain Reported EBITDA increased 7.4%. Our results for the six months ended January 31, 2017 compared to the same period in the prior year also reflect strong U.S. pass sales growth for the 2016/2017 ski season. However, our results for the six months ended January 31, 2017, were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts which drove lower skier visitation during the early ski season compared to the same period in the prior year.

As our North American resorts opened for ski season operations during our second fiscal quarter, the results of the six months ended January 31, 2017 and 2016 for lift revenue and ski school revenue at our North American resorts are the same as the three months ended January 31, 2017 and 2016, as previously discussed.

Dining revenue increased $10.6 million, or 18.6%, for the six months ended January 31, 2017, compared to the six months ended January 31, 2016, due to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, dining revenue decreased 0.2% primarily as a result of delays in the opening of certain on-mountain dining venues at our U.S. resorts which were impacted by poor early ski season conditions.

Retail/rental revenue increased $24.3 million, or 18.0%, for the six months ended January 31, 2017 compared to the same period in the prior year, primarily due to incremental retail/rental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, retail/rental revenue increased 1.3% compared to the same period in the prior year. The increase in retail revenue was primarily attributable to strong sales at pre-ski season sales events at our stores in Colorado (both front range and mountain resort stores), partially offset by lower sales volumes at stores proximate to our Tahoe resorts and in the San Francisco Bay Area as a result of inclement weather and poor early season conditions in the region.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the six months ended January 31, 2017, other revenue increased $7.7 million, or 11.3%, compared to the same period in the prior year, primarily attributable to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, other revenue increased 2.4% primarily due to an increase in summer activities revenue from improved summer visitation at our U.S. mountain resorts, including the expansion of our on-mountain Epic Discovery summer activities offerings.

Operating expense increased $76.1 million, or 17.0%, for the six months ended January 31, 2017 compared to the six months ended January 31, 2016, which was primarily attributable to incremental operating expenses from Whistler Blackcomb, as well as $4.9 million of transaction, transition and integration costs associated with the acquisition. Excluding Whistler Blackcomb incremental operating expense and transaction and integration costs, operating expense increased 3.0%.

The following discussion provides information of the changes in operating expenses for the six months ended January 31, 2017, as compared to the prior year comparative period, excluding the impact of Whistler Blackcomb. Labor and labor-related benefits increased 3.4% primarily due to normal wage adjustments and increased staffing levels at Perisher and at our U.S. resorts during the three months ended October 31, 2016 to support higher summer visitation. Retail cost of sales increased 0.9%, compared to an increase in retail sales of 1.6%. Resort related fees increased 5.2% due to overall increases in revenue upon which those fees are based. General and administrative expense increased 4.3% primarily due to higher Mountain segment component of allocated corporate costs as compared to other segments. Other expense increased 1.7% driven by higher operating expenses including repairs and maintenance expense and rent expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2017 compared to the three months ended January 31, 2016
Lodging segment operating results for the three months ended January 31, 2017 and 2016 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Lodging net revenue:
Owned hotel rooms	$12,002	$12,045	(0.4)%
Managed condominium rooms	22,989	21,063	9.1%
Dining	8,723	8,841	(1.3)%
Transportation	8,344	8,293	0.6%
Other	9,976	9,425	5.8%
	62,034	59,667	4.0%
Payroll cost reimbursements	3,850	3,140	22.6%
Total Lodging net revenue	65,884	62,807	4.9%
Lodging operating expense:
Labor and labor-related benefits	27,434	27,026	1.5%
General and administrative	10,748	9,410	14.2%
Other	17,651	17,735	(0.5)%
	55,833	54,171	3.1%
Reimbursed payroll costs	3,850	3,140	22.6%
Total Lodging operating expense	59,683	57,311	4.1%
Lodging Reported EBITDA	$6,201	$5,496	12.8%

Owned hotel statistics:
ADR	$289.03	$255.44	13.1%
RevPAR	$181.82	$161.66	12.5%
Managed condominium statistics:
ADR	$442.05	$403.76	9.5%
RevPAR	$167.14	$159.75	4.6%
Owned hotel and managed condominium statistics (combined):
ADR	$395.58	$353.96	11.8%
RevPAR	$170.19	$160.21	6.2%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended January 31, 2017 and 2016.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended January 31, 2017 increased $2.4 million, or 4.0%, as compared to the three months ended January 31, 2016, which was partially attributable to Whistler Blackcomb lodging revenue since the date of acquisition. Excluding Whistler Blackcomb, total lodging net revenue (excluding payroll cost reimbursements) increased 1.9%. This increase was primarily attributable to an increase in ADR at our managed condominium rooms at or proximate to our Colorado mountain resorts. However, results at our U.S. lodging properties were adversely impacted by lower visitation during the early ski season at our U.S. mountain resorts (as discussed in the Mountain segment).

Revenue from owned hotel rooms was flat for the three months ended January 31, 2017 compared to the same period in the prior year, which includes a reduction in revenue associated with the sale of a hotel property in Keystone, which we continue to manage under a property management agreement, partially offset by increases in ADR primarily at properties at or proximate to our Colorado mountain resorts. Revenue from managed condominium rooms increased $1.9 million, or 9.1%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, which was primarily attributable to revenue from

Whistler Blackcomb. Excluding Whistler Blackcomb, revenue from managed condominium rooms increased 3.6% primarily as a result of an increase in ADR at our managed condominium rooms at or proximate to our Colorado mountain resorts.

Dining revenue for the three months ended January 31, 2017 decreased $0.1 million, or 1.3%, as compared to the three months ended January 31, 2016, due primarily to decreased dining revenue at our Colorado and Park City lodging properties. Other revenue increased $0.6 million, or 5.8%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016, primarily due to an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $1.7 million, or 3.1%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. Labor and labor-related benefits increased 1.5% primarily due to Whistler Blackcomb labor expense. General and administrative expense increased 14.2% due to higher allocated corporate costs.

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

Six months ended January 31, 2017 compared to the six months ended January 31, 2016
Lodging segment operating results for the six months ended January 31, 2017 and 2016 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Lodging net revenue:
Owned hotel rooms	$30,065	$29,351	2.4%
Managed condominium rooms	31,510	29,310	7.5%
Dining	24,060	23,882	0.7%
Transportation	10,817	10,613	1.9%
Golf	8,729	8,502	2.7%
Other	21,178	19,595	8.1%
	126,359	121,253	4.2%
Payroll cost reimbursements	6,927	5,840	18.6%
Total Lodging net revenue	133,286	127,093	4.9%
Lodging operating expense:
Labor and labor-related benefits	57,311	55,721	2.9%
General and administrative	19,512	17,379	12.3%
Other	40,013	39,808	0.5%
	116,836	112,908	3.5%
Reimbursed payroll costs	6,927	5,840	18.6%
Total Lodging operating expense	123,763	118,748	4.2%
Lodging Reported EBITDA	$9,523	$8,345	14.1%

Owned hotel statistics:
ADR	$240.20	$219.94	9.2%
RevPAR	$157.56	$143.94	9.5%
Managed condominium statistics:
ADR	$350.56	$316.44	10.8%
RevPAR	$109.92	$101.59	8.2%
Owned hotel and managed condominium statistics (combined):
ADR	$301.52	$272.20	10.8%
RevPAR	$123.10	$114.02	8.0%

Lodging Reported EBITDA includes $1.6 million and $1.5 million of stock-based compensation expense for the six months ended January 31, 2017 and 2016, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the six months ended January 31, 2017 increased $5.1 million, or 4.2%, as compared to the six months ended January 31, 2016, which includes revenue from Whistler Blackcomb since the date of acquisition. Excluding Whistler Blackcomb, total lodging net revenue (excluding payroll cost reimbursements) increased 3.2%, which was primarily attributable to increased revenue at our Colorado mountain resort properties and GTLC. These increases were partially offset by a decrease in visitation due to the early closure of Flagg Ranch in September 2016, as a result of a forest fire in Grand Teton National Park and the reduction in revenue associated with the sale of a hotel property in Keystone which we will continue to manage under a property management agreement. Operating losses incurred at Flagg Ranch as a result of the early closure were offset by a recovery of these losses under the Company’s business interruption insurance policy which was recorded in other revenue. Additionally, results at our U.S. lodging properties were adversely impacted by lower visitation during the early ski season at our U.S. mountain resorts (as discussed in the Mountain segment).

Revenue from owned hotel rooms increased $0.7 million, or 2.4%, for the six months ended January 31, 2017, as compared to the same period in the prior year. Owned room revenue was driven by an increase at GTLC, partially offset by lower revenue due to the early closure of Flagg Ranch. Additionally, revenue at our owned Colorado lodging properties increased primarily as a result of increased visitation due to increased summer activities, which was partially offset by a reduction in revenue associated with the sale of a hotel property in Keystone, which we continue to manage under a property management agreement. Revenue from managed condominium rooms increased $2.2 million, or 7.5%, for the six months ended January 31, 2017 compared to the same period in the prior year, primarily due to revenue from Whistler Blackcomb and increased ADR at our Colorado managed properties.

Dining revenue for the six months ended January 31, 2017 increased $0.2 million, or 0.7%, as compared to the six months ended January 31, 2017, primarily due to increased dining revenue generated at GTLC and our Colorado lodging properties, partially offset by lower dining revenue generated at our Park City lodging properties. Other revenue increased $1.6 million, or 8.1% for the six months ended January 31, 2017 as compared to the six months ended January 31, 2016, primarily due to business interruption insurance recovery related to the early closure of Flagg Ranch in September 2016, as well as an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased 3.5% for the six months ended January 31, 2017, compared to the six months ended January 31, 2016. Labor and labor-related benefits increased 2.9% primarily resulting from Whistler Blackcomb labor expense and normal wage increases. General and administrative expense increased 12.3% due to higher allocated corporate costs.

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

Real Estate Segment

Three months ended January 31, 2017 compared to the three months ended January 31, 2016
Real Estate segment operating results for the three months ended January 31, 2017 and 2016 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Total Real Estate net revenue	$5,215	$3,684	41.6%
Real Estate operating expense:
Cost of sales (including sales commission)	4,596	2,785	65.0%
Other	1,245	1,832	(32.0)%
Total Real Estate operating expense	5,841	4,617	26.5%
Gain on sale of real property	—	632	(100.0)%
Real Estate Reported EBITDA	$(626)	$(301)	108.0%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended January 31, 2017
Real Estate segment net revenue for the three months ended January 31, 2017 was primarily driven by the closing of one condominium unit at The Ritz-Carlton Residences, Vail ($2.8 million of revenue and a price per square foot of $1,569) and two condominium units at One Ski Hill Place in Breckenridge ($2.3 million of revenue with an average price per square foot of $983). The average price per square foot of both of these projects is driven by their premier location and the comprehensive and exclusive amenities related to these projects.

Operating expense for the three months ended January 31, 2017 included cost of sales of $4.3 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,317) and two condominium units at One Ski Hill Place Breckenridge (average cost per square foot of $838). The cost per square foot for these projects reflects the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other operating expense of $1.2 million for the three months ended January 31, 2017 was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended January 31, 2016
Real Estate segment net revenue for the three months ended January 31, 2016 was primarily driven by the closing of one condominium unit at The Ritz-Carlton Residences, Vail ($3.4 million of revenue and a price per square foot of $1,535). Additionally, we recorded a gain on sale of real property of $0.6 million for a land parcel which sold for $0.8 million.

Operating expense for the three months ended January 31, 2016 included cost of sales of $2.6 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (a cost per square foot of $1,183). Additionally, sales commissions of approximately $0.2 million were incurred commensurate with revenue recognized. Other operating expense of $1.8 million was primarily comprised of general and administrative costs, which includes marketing expense for real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2017 compared to the six months ended January 31, 2016
Real Estate segment operating results for the six months ended January 31, 2017 and 2016 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2017	2016
Total Real Estate net revenue	$5,311	$13,032	(59.2)%
Real Estate operating expense:
Cost of sales (including sales commission)	4,596	10,551	(56.4)%
Other	2,730	3,407	(19.9)%
Total Real Estate operating expense	7,326	13,958	(47.5)%
Gain on sale of real property	6,466	1,791	261.0%
Real Estate Reported EBITDA	$4,451	$865	414.6%

Six months ended January 31, 2017
Real Estate segment net revenue for the six months ended January 31, 2017 was primarily driven by the closing of one condominium unit at The Ritz-Carlton Residences, Vail ($2.8 million of revenue and a price per square foot of $1,569) and two condominium units at One Ski Hill Place Breckenridge ($2.3 million of revenue with an average price per square foot of $983). Additionally, we recorded a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for cash proceeds of $9.3 million during the three months ended October 31, 2016.

Operating expense for the six months ended January 31, 2017 included cost of sales of $4.3 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,317) and two condominium units at One Ski Hill Place Breckenridge (average cost per square foot of $838). Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other operating expense of $2.7 million for the six months ended January 31, 2017 was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2016
Real Estate segment net revenue for the six months ended January 31, 2016 was primarily driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.3 million of revenue with an average selling price of $3.1 million and an average price per square foot of $1,586) and two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129). Additionally, we recorded a gain on sale of real property of $1.8 million for land parcels which sold for $3.7 million.

Operating expense for the six months ended January 31, 2016 included cost of sales of $9.0 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,198) and two condominium units at One Ski Hill Place (average cost per square foot of $931). Additionally, sales commissions of approximately $0.8 million were incurred commensurate with revenue recognized. Other operating expense of $3.4 million was primarily comprised of general and administrative costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall results of operations and financial position for the three and six months ended January 31, 2017.

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2017 increased $9.1 million and $11.0 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Whistler Blackcomb acquisition.

Investment income and other, net. Investment income and other, net for the three and six months ended January 31, 2017 increased $1.0 million and $5.3 million, respectively, compared to the same period in the prior year, primarily due to a $0.9 million gain recorded for the sale of a lodging property during the three months ended January 31, 2017, as well as a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition during the three months ended October 31, 2016.

Interest expense and other, net. Interest expense and other, net for the three and six months ended January 31, 2017 decreased $1.9 million and $0.5 million, respectively, compared to the same period in the prior year, primarily due to a foreign currency gain of $5.2 million on intercompany loans with Whistler Blackcomb, partially offset by interest expense associated with incremental term loan borrowings under our amended senior credit facility of $509.4 million which was used to fund the cash consideration portion for the Whistler Blackcomb acquisition, and the Whistler Blackcomb credit facility which was assumed as part of the Whistler Blackcomb acquisition, and had $130.0 million (C$170.0 million) outstanding as of January 31, 2017. The $5.2 million foreign currency gain is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations and included in interest expense and other, net.

Income taxes.  The effective tax rate provision for the three and six months ended January 31, 2017 was 34.7% and 34.8%, respectively, compared to 38.2% and 38.5%, respectively, for the three and six months ended January 31, 2016. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income and the amount of net income attributable to noncontrolling interest. The decrease in the estimated effective tax rate during the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 is primarily associated with the Whistler Blackcomb acquisition, where the Canadian statutory tax rate is lower than the U.S. statutory tax rate.

Reconciliation of Segment Performance and Net Debt

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Mountain Reported EBITDA	$299,017	$236,555	$242,363	$187,172
Lodging Reported EBITDA	6,201	5,496	9,523	8,345
Resort Reported EBITDA	305,218	242,051	251,886	195,517
Real Estate Reported EBITDA	(626)	(301)	4,451	865
Total Reported EBITDA	304,592	241,750	256,337	196,382
Depreciation and amortization	(49,626)	(40,541)	(90,207)	(79,241)
Loss on disposal of fixed assets and other, net	(2,231)	(1,206)	(2,781)	(2,985)
Change in estimated fair value of contingent consideration	(300)	—	(600)	—
Investment income and other, net	1,148	161	5,671	359
Interest expense and other, net	(9,048)	(10,910)	(21,012)	(21,505)
Income before provision for income taxes	244,535	189,254	147,408	93,010
Provision for income taxes	(84,807)	(72,383)	(51,298)	(35,809)
Net income	159,728	116,871	96,110	57,201
Net (income) loss attributable to noncontrolling interests	(10,549)	111	(9,518)	194
Net income attributable to Vail Resorts, Inc.	$149,179	$116,982	$86,592	$57,395

The following table reconciles Net Debt to long-term debt (in thousands):

	January 31,
	2017	2016
Long-term debt	$1,216,721	$680,002
Long-term debt due within one year	38,379	13,340
Total debt	1,255,100	693,342
Less: cash and cash equivalents	140,909	45,368
Net Debt	$1,114,191	$647,974
LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

We had $140.9 million of cash and cash equivalents as of January 31, 2017, compared to $45.4 million as of January 31, 2016. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters) combined with proceeds from occasional land sales.

At January 31, 2017, we had $326.4 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $73.6 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$129.4 million ($98.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($229.4 million) less outstanding borrowings of C$170.0 million ($130.0 million) and a letter of credit outstanding of C$0.6 million ($0.5 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.25%.

Six months ended January 31, 2017 compared to the six months ended January 31, 2016
We generated $316.9 million of cash from operating activities during the six months ended January 31, 2017, an increase of $7.4 million compared to $309.5 million of cash generated during the six months ended January 31, 2016. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results for the six months ended January 31, 2017 (including Whistler Blackcomb operations, partially offset by transaction, transition and integration costs) compared to the six months ended January 31, 2016, as well as increased U.S. pass sales for the 2016/2017 ski season compared to the 2015/2016 ski season of which only a portion has been reflected as lift revenue in operating results. These increases were partially offset by a decrease in accounts payable and an increase in estimated domestic and foreign income tax payments made during the six months ended January 31, 2017 compared to the six months ended January 31, 2016. Additionally, we generated $4.9 million of proceeds from real estate development project closings during the six months ended January 31, 2017 compared to $11.5 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in the six months ended January 31, 2016.

Cash used in investing activities for the six months ended January 31, 2017 increased by $498.3 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb of $512.3 million, net of cash acquired, and an increase in capital expenditures of $16.2 million during the six months ended January 31, 2017 compared to the six months ended January 31, 2016. These increases were partially offset by the acquisition of Wilmot for $20.2 million during the six months ended January 31, 2016.

Cash provided by financing activities increased $553.5 million during the six months ended January 31, 2017, compared to the six months ended January 31, 2016, primarily due to incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition and a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $45.5 million during the six months ended January 31, 2017; combined with a $39.8 million reduction of cash outflows in the prior year related to repurchases of common stock during the six months ended January 31, 2016. These net increases in cash inflows from financing activities were partially offset by an increase in net payments under the revolver portion of the Whistler Credit Agreement of $15.3 million and an increase in dividends paid of $16.6 million during the six months ended January 31, 2017 compared to the same period in the prior year.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $103 million on resort capital expenditures for calendar year 2017, excluding anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb. This estimated spending includes normal inflation on our capital investments at our resorts and an increase to reflect the ongoing annual capital investment at Whistler Blackcomb. Included in these estimated capital expenditures is approximately $65 million of maintenance capital expenditures (excluding maintenance capital expenditures for Whistler Blackcomb), which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2017 include, among other projects, upgrading various chairlifts at the Company’s resorts, including the Northwoods lift at Vail Mountain (#11), the Peak 10 Falcon Chair at Breckenridge, Drink of Water chair (#5) at Beaver Creek and the Montezuma lift at Keystone. Our capital plan also includes the second phase of a two-year process to revamp our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology and the first phase of a three year plan to completely revamp and modernize the primary software platform for all of our resort operations. The Company also plans to invest approximately $6 million in calendar year 2017 for Epic Discovery summer activities, primarily at Breckenridge. At Whistler Blackcomb, the Company plans to invest approximately $17 million in calendar year 2017 for maintenance and discretionary projects. Additionally, the Company plans to invest approximately $17 million in capital during calendar year 2017 for the Whistler Blackcomb integration. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Whistler Blackcomb Acquisition
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, the Company entered into an amendment to its Vail Holdings Credit Agreement through which the Company increased its term loan borrowings by $509.4 million and extended the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 2.7% as of January 31, 2017.

Additionally, the Company assumed, through its acquisition of a 75% interest in the WB Partnerships, the Whistler Credit Agreement which consists of a C$300.0 million ($229.4 million) revolving credit facility that matures on November 12, 2021. As of January 31, 2017, C$170.0 million ($130.0 million) was outstanding under this revolving credit facility.

Stowe Mountain Resort Acquisition
On February 17, 2017, the Company entered into a purchase agreement to acquire Stowe for a cash purchase price of $50.0 million, subject to certain adjustments as provided in the purchase agreement. The Company expects to fund the cash purchase price through cash on-hand and/or borrowing under the revolver portion of its Vail Holdings Credit Agreement.

Debt
Principal payments on the majority of our long-term debt ($1,125.2 million of the total $1,259.6 million debt outstanding as of January 31, 2017) are not due until fiscal 2021 and beyond. As of January 31, 2017 and 2016, total long-term debt (including long-term debt due within one year) was $1,255.1 million and $693.3 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $648.0 million as of January 31, 2016 to $1,114.2 million as of January 31, 2017, primarily due to debt incurred and assumed relating to the acquisition of Whistler Blackcomb, as discussed above.

Our debt service requirements can be impacted by changing interest rates as we had $923.2 million of variable-rate debt outstanding as of January 31, 2017. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $8.3 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2017, our Board of Directors approved a 30% increase to our quarterly cash dividend to $1.053 per share (or approximately $42.1 million per quarter based upon shares outstanding as of January 31, 2017, which includes approximately $3.9 million for shares issued in conjunction with the acquisition of Whistler Blackcomb). For the six months ended January 31, 2017, we paid cash dividends of $1.62 per share ($61.8 million in the aggregate.) These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of our common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 total shares. During the six months ended January 31, 2017, we repurchased 1,317 shares at a cost of $0.2 million. During the fiscal year ended July 31, 2016, we repurchased 485,866 shares at a cost of $53.8 million. Since inception of this stock repurchase program through January 31, 2017, we have repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of January 31, 2017, 2,063,706 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of shares of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2017. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2017. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb, Stowe Mountain Resort or future acquisitions;

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in our Form 10-Q for the three months ended October 31, 2016 and Part I, Item 1A “Risk Factors” of the Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2017, we had $923.2 million of variable rate indebtedness, representing approximately 73.3% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2017 of 2.2% and 1.8%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2017, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $8.3 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
We have entered into interest rate swap agreements to fix the interest rate on a portion of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and Perisher are reported in Canadian dollars and Australian dollars respectively, which we then translate to U.S. dollars for inclusion in our consolidated condensed financial statements.

The following table summarizes the amounts of foreign currency translation gains (losses) recognized in comprehensive income (in thousands).

	Six Months Ended January 31,
	2017	2016
Foreign currency translation adjustments, net of tax	$1,238	$(2,794)

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2016, Kirkwood received a Notice of Violation (“NOV”) from the State of California Central Valley Regional Water Quality Control Board regarding the disposition of asphalt grindings used in parking lot surfacing in and around Kirkwood Creek.  We are in the information gathering stage and are continuing to cooperate with the Central Valley board staff and the California Department of Fish and Wildlife to satisfactorily resolve the matters identified in the NOV.  This process will continue throughout calendar year 2017.

In the first quarter of calendar year 2014, we received a Compliance Advisory from the Colorado Department of Public Health & Environment (“CDPHE”), advising of potential violations of the Colorado Air Pollution Prevention and Control Act at Breckenridge.  We subsequently conducted voluntary self-audits at each of our four resorts in Colorado and continue to cooperate with CDPHE after receipt of additional Compliance Advisories for each of the four resorts. The violations include permitting violations that have now been corrected and we continue to discuss a compliance order with CDPHE to settle the violations.  It is anticipated that this process will continue into calendar year 2017.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 26, 2016, as of and for the year ended July 31, 2016, and in our Quarterly Report on Form 10-Q, filed with the SEC on December 9, 2016, as of and for the quarter ended October 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 shares of our common stock and 418,095 Exchangeco Shares. Each Exchangeco Share is exchangeable by the holder thereof for one share of our common stock (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of shares of our common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding shares of our common stock. As of January 31, 2017, 73,047 Exchangeco Shares had not been exchanged into shares of our common stock.

The shares issued at closing of the Whistler Blackcomb acquisition were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Although exempt from the registration requirements under the Securities Act, such shares are listed and freely tradeable on the New York Stock Exchange.

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2016 - November 30, 2016	—	$—	—	2,065,023
December 1, 2016 - December 31, 2016	1,317	159.89	1,317	2,063,706
January 1, 2017 - January 31 , 2017	—	—	—	2,063,706
Total	1,317	$159.89	1,317	2,063,706

(1) The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006), and later authorized additional repurchases of 3,000,000 shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 total shares. As of January 31, 2017, 2,063,706 shares remained available to repurchase under the existing share repurchase program which has no expiration date. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and are subject to market conditions and other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description

10.1
Third Amending Agreement, dated as of February 10, 2017, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2017, July 31, 2016, and January 31, 2016; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2017 and 2016; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended January 31, 2017 and 2016; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the six months ended January 31, 2017 and 2016; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2017 and 2016; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 10, 2017	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 10, 2017	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

`