Form 10-Q
period 2017-04-30
VAIL RESORTS INC
filed 2017-06-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 5, 2017, 40,007,604 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	April 30, 2017	July 31, 2016	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$195,818	$67,897	$68,565
Restricted cash	8,648	6,046	5,934
Trade receivables, net	174,433	147,113	145,483
Inventories, net	77,332	74,589	68,882
Other current assets	42,488	27,220	57,455
Total current assets	498,719	322,865	346,319
Property, plant and equipment, net (Note 6)	1,647,004	1,363,814	1,370,374
Real estate held for sale and investment	108,217	111,088	116,874
Goodwill, net (Note 6)	1,430,008	509,037	509,083
Intangible assets, net	280,516	140,007	141,222
Other assets	44,403	35,207	35,303
Total assets	$4,008,867	$2,482,018	$2,519,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$403,285	$397,488	$338,089
Income taxes payable	48,702	95,639	20,059
Long-term debt due within one year (Note 4)	38,386	13,354	13,349
Total current liabilities	490,373	506,481	371,497
Long-term debt (Note 4)	1,168,210	686,909	613,704
Other long-term liabilities (Note 6)	280,203	270,168	249,298
Deferred income taxes	281,813	129,994	305,134
Total liabilities	2,220,599	1,593,552	1,539,633
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,443,310, 41,614,432 and 41,595,420 shares issued, respectively	454	416	416
Exchangeable shares, $0.01 par value, 70,149, zero and zero shares issued and outstanding, respectively (Note 5)	1	—	—
Additional paid-in capital	1,217,820	635,986	632,148
Accumulated other comprehensive loss	(44,677)	(1,550)	(1,167)
Retained earnings	650,331	486,667	581,245
Treasury stock, at cost, 5,436,294, 5,434,977, and 5,434,977 shares, respectively (Note 10)	(247,189)	(246,979)	(246,979)
Total Vail Resorts, Inc. stockholders’ equity	1,576,740	874,540	965,663
Noncontrolling interests	211,528	13,926	13,879
Total stockholders’ equity	1,788,268	888,466	979,542
Total liabilities and stockholders’ equity	$4,008,867	$2,482,018	$2,519,175
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net revenue:
Mountain	$721,160	$572,805	$1,486,026	$1,206,610
Lodging	68,601	72,933	201,887	200,026
Real estate	4,870	1,734	10,181	14,766
Total net revenue	794,631	647,472	1,698,094	1,421,402
Segment operating expense (exclusive of depreciation and amortization shown separately below):
Mountain	340,390	281,968	863,882	729,382
Lodging	57,897	57,422	181,660	176,170
Real estate	9,818	3,085	17,144	17,043
Total segment operating expense	408,105	342,475	1,062,686	922,595
Other operating (expense) income:
Depreciation and amortization	(50,029)	(41,472)	(140,236)	(120,713)
Gain on sale of real property	—	19	6,466	1,810
Change in estimated fair value of contingent consideration (Note 7)	(14,500)	—	(15,100)	—
Loss on disposal of fixed assets and other, net	(1,924)	(164)	(4,705)	(3,149)
Income from operations	320,073	263,380	481,833	376,755
Mountain equity investment income, net	521	211	1,510	992
Investment income and other, net	210	150	5,881	509
Interest expense and other, net	(23,313)	(10,400)	(44,325)	(31,905)
Income before provision for income taxes	297,491	253,341	444,899	346,351
Provision for income taxes	(100,635)	(95,804)	(151,933)	(131,613)
Net income	196,856	157,537	292,966	214,738
Net (income) loss attributable to noncontrolling interests	(15,749)	95	(25,267)	289
Net income attributable to Vail Resorts, Inc.	$181,107	$157,632	$267,699	$215,027
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$4.52	$4.35	$6.87	$5.92
Diluted net income per share attributable to Vail Resorts, Inc.	$4.40	$4.23	$6.68	$5.76
Cash dividends declared per share	$1.053	$0.81	$2.673	$2.055
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net income	$196,856	$157,537	$292,966	$214,738
Foreign currency translation adjustments, net of tax	(48,690)	6,540	(47,452)	3,746
Comprehensive income	148,166	164,077	245,514	218,484
Comprehensive (income) loss attributable to noncontrolling interests	(10,822)	95	(20,942)	289
Comprehensive income attributable to Vail Resorts, Inc.	$137,344	$164,172	$224,572	$218,773
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2015	$415	$—	$623,510	$(4,913)	$440,748	$(193,192)	$866,568	$14,018	$880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	—	215,027	—	215,027	(289)	214,738
Foreign currency translation adjustments, net of tax	—	—	—	3,746	—	—	3,746	—	3,746
Total comprehensive income (loss)							218,773	(289)	218,484
Stock-based compensation expense	—	—	12,665	—	—	—	12,665	—	12,665
Issuance of shares under share award plans, net of shares withheld for taxes	1	—	(8,521)	—	—	—	(8,520)	—	(8,520)
Tax benefit from share award plans	—	—	4,494	—	—	—	4,494	—	4,494
Repurchase of common stock (Note 10)	—	—	—	—	—	(53,787)	(53,787)	—	(53,787)
Dividends (Note 3)	—	—	—	—	(74,530)	—	(74,530)	—	(74,530)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	150	150
Balance, April 30, 2016	$416	$—	$632,148	$(1,167)	$581,245	$(246,979)	$965,663	$13,879	$979,542

Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive income:
Net income	—	—	—	—	267,699	—	267,699	25,267	292,966
Foreign currency translation adjustments, net of tax	—	—	—	(43,127)	—	—	(43,127)	(4,325)	(47,452)
Total comprehensive income							224,572	20,942	245,514
Stock-based compensation expense	—	—	13,588	—	—	—	13,588	—	13,588
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable share transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plans, net of shares withheld for taxes	2	—	(15,886)	—	—	—	(15,884)	—	(15,884)
Tax benefit from share award plans	—	—	9,524	—	—	—	9,524	—	9,524
Repurchase of common stock (Note 10)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(104,035)	—	(104,035)	—	(104,035)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,919)	(5,919)
Balance, April 30, 2017	$454	$1	$1,217,820	$(44,677)	$650,331	$(247,189)	$1,576,740	$211,528	$1,788,268
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net income	$292,966	$214,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,236	120,713
Cost of real estate sales	8,017	10,508
Stock-based compensation expense	13,588	12,665
Deferred income taxes, net	151,933	131,741
Change in fair value of contingent consideration	15,100	—
Gain on sale of real property	(6,466)	(1,810)
Other non-cash income, net	(3,741)	(1,037)
Changes in assets and liabilities:
Restricted cash	3,557	7,078
Trade receivables, net	(26,375)	(27,973)
Inventories, net	13,648	4,857
Accounts payable and accrued liabilities	(66,999)	(4,641)
Income taxes payable	(56,128)	(19,083)
Other assets and liabilities, net	(1,023)	7,671
Net cash provided by operating activities	478,313	455,427
Cash flows from investing activities:
Capital expenditures	(111,836)	(88,307)
Acquisition of businesses, net of cash acquired	(512,348)	(20,245)
Cash received from the sale of real property	7,692	3,722
Other investing activities, net	6,543	(2,842)
Net cash used in investing activities	(609,949)	(107,672)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement term loan	509,375	—
Proceeds from borrowings under Vail Holdings Credit Agreement revolver	110,000	135,000
Proceeds from borrowings under Whistler Credit Agreement revolver	2,229	—
Repayments of borrowings under Vail Holdings Credit Agreement term loan	(18,750)	(6,250)
Repayments of borrowings under Vail Holdings Credit Agreement revolver	(185,000)	(320,000)
Repayments of borrowings under Whistler Credit Agreement revolver	(53,889)	—
Dividends paid	(104,035)	(74,530)
Repurchases of common stock	(210)	(53,787)
Other financing activities, net	917	4,499
Net cash provided by (used in) financing activities	260,637	(315,068)
Effect of exchange rate changes on cash and cash equivalents	(1,080)	419
Net increase in cash and cash equivalents	127,921	33,106
Cash and cash equivalents:
Beginning of period	67,897	35,459
End of period	$195,818	$68,565

Non-cash investing activities:
Accrued capital expenditures	$9,127	$5,801
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

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia.

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park; Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and mountain resort golf courses.

Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary of the Company, conducts the operations of the Real Estate segment, which owns, develops and sells real estate in and around the Company’s resort communities.

The Company’s mountain business and lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in North America. The Company’s operating season at Perisher, its NPS concessionaire properties and its golf courses generally occurs from June to early October.

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

Recently Issued Accounting Standards
Adopted Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard was effective for the first interim period within fiscal years beginning after December 15, 2015 (the Company’s first quarter of fiscal 2017). The Company adopted this new accounting standard as of July 31, 2016, which amended presentation and disclosure requirements concerning debt issuance costs but did not affect the Company’s overall financial position or results of operations and cash flows. As a result, approximately $2.1 million of debt issuance costs have been reclassified to Long-term debt as of April 30, 2016.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent on a jurisdiction by jurisdiction basis. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018), with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted this new accounting standard as of July 31, 2016, which amended presentation requirements, but did not affect the Company’s overall financial position or results of operations and cash flows. The Company adopted this standard on a prospective basis, which reclassified the current deferred income tax asset to the noncurrent deferred income tax liability. Accordingly, the Consolidated Condensed Balance Sheet as of April 30, 2016 has not been retrospectively adjusted.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$181,107	$181,107	$157,632	$157,632
Weighted-average Vail Resorts shares outstanding	39,996	39,996	36,217	36,217
Weighted-average Exchangeco shares outstanding	72	72	—	—
Total Weighted-average shares outstanding	40,068	40,068	36,217	36,217
Effect of dilutive securities	—	1,113	—	1,051
Total shares	40,068	41,181	36,217	37,268
Net income per share attributable to Vail Resorts	$4.52	$4.40	$4.35	$4.23

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled 12,000 and 24,000 for the three months ended April 30, 2017 and 2016, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2017 and 2016 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$267,699	$267,699	$215,027	$215,027
Weighted-average Vail Resorts shares outstanding	38,871	38,871	36,312	36,312
Weighted-average Exchangeco shares outstanding	101	101	—	—
Total Weighted-average shares outstanding	38,972	38,972	36,312	36,312
Effect of dilutive securities	—	1,097	—	1,016
Total shares	38,972	40,069	36,312	37,328
Net income per share attributable to Vail Resorts	$6.87	$6.68	$5.92	$5.76

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled 4,000 and 13,000 for the nine months ended April 30, 2017 and 2016, respectively.

Dividends

During the three and nine months ended April 30, 2017, the Company paid cash dividends of $1.053 and $2.673 per share ($42.3 million and $104.0 million, respectively, in the aggregate). During the three and nine months ended April 30, 2016, the Company paid cash dividends of $0.81 and $2.055 per share ($29.3 million and $74.5 million, respectively, in the aggregate). On June 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $1.053 per share, for Vail Shares, payable on July 13, 2017 to stockholders of record as of June 28, 2017. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on July 13, 2017 to the shareholders of record on June 28, 2017.

4.	Long-Term Debt
Long-term debt as of April 30, 2017, July 31, 2016 and April 30, 2016 is summarized as follows (in thousands):

	Maturity	April 30, 2017	July 31, 2016	April 30, 2016
Vail Holdings Credit Agreement term loan (a)	2021	$731,250	$240,625	$243,750
Vail Holdings Credit Agreement revolver (a)	2021	—	75,000	—
Whistler Credit Agreement revolver (b)	2021	89,379	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	327,364	323,099	321,688
Other	2017-2028	10,316	11,021	11,165
Total debt		1,210,884	702,320	629,178
Less: Unamortized debt issuance costs (c)		4,288	2,057	2,125
Less: Current maturities (d)		38,386	13,354	13,349
Long-term debt		$1,168,210	$686,909	$613,704

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc., entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail Holdings Credit Agreement, including those disclosed in the Company’s Annual Report on Form 10-K filed on September 26, 2016, were not altered by the Amendment. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 2.2%, as of April 30, 2017, and interest payments are due monthly. Additionally, the term loan facility is subject to quarterly principal payments of approximately $9.4 million, which began on January 31, 2017. Final payment of the remaining principle outstanding plus accrued and unpaid interest is due upon maturity in October 2021.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility which matures on November 12, 2021.  The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of April 30, 2017, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of April 30, 2017 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 2.67%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2017 is equal to 0.3937% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type. In connection with the Whistler Blackcomb transaction, the WB Partnerships obtained an amendment to the Whistler Credit Agreement to waive the change of control provision that otherwise would have required repayment in full of the facility as a result of the closing of the Whistler Blackcomb acquisition and to extend the maturity to November 12, 2021.

(c)
The Company adopted ASU 2015-03 and ASU 2015-15 as of July 31, 2016 which alters the presentation of debt issuance costs. As a result, approximately $2.1 million of debt issuance costs have been reclassified to Long-term debt as of April 30, 2016.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2017 reflected by fiscal year (August through July) are as follows (in thousands):

Total
2017 (May 2017 through July 2017)	$9,525
2018	38,397
2019	38,455
2020	38,516
2021	38,580
Thereafter	1,047,411
Total debt	$1,210,884

The Company incurred gross interest expense of $14.2 million and $10.4 million for the three months ended April 30, 2017 and 2016, respectively, of which $0.3 million and $0.2 million, respectively, were amortization of deferred financing costs. The Company incurred gross interest expense of $40.4 million and $31.9 million for the nine months ended April 30, 2017 and 2016, respectively, of which $0.8 million and $0.7 million, respectively, were amortization of deferred financing costs.

In connection with the acquisition of Whistler Blackcomb, Vail Holdings, Inc. funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million requiring foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $9.1 million and $3.9 million, respectively, in foreign currency losses on the intercompany loan to Whistler Blackcomb for the three months and nine months ended April 30, 2017 within interest expense and other, net on the Company’s Consolidated Condensed Statements of Operations.

5.	Acquisitions
Whistler Blackcomb

On August 5, 2016, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) to acquire 100% of the outstanding common shares of Whistler Blackcomb (the “Arrangement”). On October 17, 2016, the Company, through Exchangeco, acquired all of the outstanding common shares of Whistler Blackcomb, for aggregate purchase consideration paid to Whistler Blackcomb shareholders of $1.09 billion. The consideration paid consisted of (i) approximately C$673.8 million ($512.6 million) in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 Vail Shares and (iii) 418,095 Exchangeco Shares.  Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the Arrangement. While outstanding, holders of Exchangeco Shares are entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and are entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Vail Shares.`

Whistler Blackcomb owns a 75% interest in each of Whistler LP and Blackcomb LP (the “WB Partnerships”), which together operate Whistler Blackcomb resort, a year round mountain resort in British Columbia, Canada with a comprehensive offering of recreational activities, including both snow sports and summer activities. The remaining 25% limited partnership interest in each of the WB Partnerships is owned by Nippon Cable Co. Ltd. (“Nippon Cable”), an unrelated party to the Company. The WB Partnerships hold land leases and rights-of-way under long-term agreements with the government of the province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations, which provide for the use of land at Whistler Mountain and Blackcomb Mountain.

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

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations.

Nippon Cable’s 25% limited partnership interest is a noncontrolling economic interest containing certain protective rights and no ability to participate in the day to day operations of the WB Partnerships. The WB Partnership agreements provide that distributions made out of the partnerships be made on the basis of 75% to Whistler Blackcomb and 25% to Nippon Cable. In addition, based upon the terms of the WB Partnership agreements, the annual distribution rights are non-transferable and transfer of the limited partnership interest is limited to Nippon Cable’s entire interest. Accordingly, the estimate of fair value associated with the noncontrolling interest at the date of acquisition has been determined based on expected underlying cash flows of the WB Partnerships discounted at a rate commensurate with a market participant’s expected rate of return for an equity instrument with these associated restrictions.

The following summarizes the purchase consideration and the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands, except exchange ratio and share price):

(in thousands, except exchange ratio and share price amounts)	Acquisition Date Estimated Fair Value
Total Whistler Blackcomb shares acquired	38,500
Exchange ratio as of October 14, 2016	0.097294
Total Vail Resorts shares issued to Whistler Blackcomb shareholders	3,746
Vail Resorts closing share price on October 14, 2016	$153.41
Total value of Vail Resorts shares issued	$574,645
Total cash consideration paid at C$17.50 ($13.31 on October 17, 2016) per Whistler Blackcomb share	512,558
Total purchase consideration to Whistler Blackcomb shareholders	1,087,203
Estimated fair value of previously held investment in Whistler Blackcomb	4,308
Estimated fair value of Nippon Cable’s 25% interest in Whistler Blackcomb	182,579
Total estimated purchase consideration	$1,274,090

Allocation of total estimated purchase consideration:
Estimated fair values of assets acquired:
Current assets	$37,567
Property, plant and equipment	332,609
Real estate held for sale and investment	8,216
Goodwill	956,876
Identifiable intangibles	152,035
Deferred income taxes, net	8,138
Other assets	1,907
Current liabilities	(75,175)
Assumed long-term debt	(144,922)
Other long-term liabilities	(3,161)
Net assets acquired	$1,274,090

During the nine months ended April 30, 2017, the Company recorded adjustments in the measurement period to its purchase price allocation of $7.7 million, net, which primarily increased the deferred income taxes, net asset with a corresponding decrease to goodwill.

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

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $229.7 million of net revenue for the nine months ended April 30, 2017, prospectively from the acquisition date of October 17, 2016. The Company recognized $0.2 million and $3.2 million of Whistler Blackcomb transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2017, respectively.

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

Three Months Ended April 30, 2016

Pro forma net revenue	$752,462
Pro forma net income attributable to Vail Resorts, Inc.	$184,064
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$4.61
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$4.49

	Nine Months Ended April 30,
	2017	2016
Pro forma net revenue	$1,720,758	$1,631,813
Pro forma net income attributable to Vail Resorts, Inc.	$270,418	$248,187
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$6.76	$6.20
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$6.58	$6.04

On February 23, 2017, Whistler LP, by its general partner Whistler Blackcomb Holdings Inc. (“WBHI”), a wholly-owned subsidiary of the Company, entered into a master development agreement (the “Whistler MDA”) with Her Majesty, the Queen in Right of British Columbia (the “Province”) with respect to the operation and development of Whistler Mountain. Additionally, on February 23, 2017, Blackcomb LP, by its general partner WBHI, entered into a master development agreement (the “Blackcomb MDA” and together with the Whistler MDA, the “MDAs”) with the Province with respect to the operation and development of Blackcomb Mountain. Each of Whistler LP and Blackcomb LP were operating under existing master development agreements that terminated upon execution of the new MDAs. The MDAs grant a general license to the WB Partnerships to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of the Whistler Blackcomb Resort. Each WB Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions. The MDAs each have a term of 60 years and are replaceable for an additional 60 years by option exercisable by the WB Partnerships after the first 30 years of the initial term. In accordance with the MDAs, each WB Partnership is obligated to pay annual fees to the Province at a rate of 2% of certain gross revenues related to the Whistler Blackcomb Resort.

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

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2017	July 31, 2016	April 30, 2016
Land and land improvements	$531,058	$440,300	$439,815
Buildings and building improvements	1,170,700	1,025,515	1,028,408
Machinery and equipment	967,157	866,008	878,730
Furniture and fixtures	275,235	284,959	305,159
Software	105,352	103,754	112,551
Vehicles	61,415	58,159	62,166
Construction in progress	34,029	39,396	28,019
Gross property, plant and equipment	3,144,946	2,818,091	2,854,848
Accumulated depreciation	(1,497,942)	(1,454,277)	(1,484,474)
Property, plant and equipment, net	$1,647,004	$1,363,814	$1,370,374

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2017	July 31, 2016	April 30, 2016
Trade payables	$51,305	$72,658	$47,144
Deferred revenue	206,534	182,506	164,927
Accrued salaries, wages and deferred compensation	36,162	43,086	34,403
Accrued benefits	36,401	29,175	29,625
Deposits	22,117	23,307	21,641
Other liabilities	50,766	46,756	40,349
Total accounts payable and accrued liabilities	$403,285	$397,488	$338,089

The composition of other long-term liabilities follows (in thousands):

	April 30, 2017	July 31, 2016	April 30, 2016
Private club deferred initiation fee revenue	$120,260	$121,750	$123,341
Unfavorable lease obligation, net	25,254	27,322	28,005
Other long-term liabilities	134,689	121,096	97,952
Total other long-term liabilities	$280,203	$270,168	$249,298

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the nine months ended April 30, 2017 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2016	$441,138	$67,899	$509,037
Whistler Blackcomb acquisition	956,876	—	956,876
Effects of changes in foreign currency exchange rates	(35,905)	—	(35,905)
Balance at April 30, 2017	$1,362,109	$67,899	$1,430,008

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

The table below summarizes the Company’s cash equivalents, Contingent Consideration and Interest Rate Swap measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of April 30, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,005	$3,005	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,404	$—	$2,404	$—
Liabilities:
Contingent Consideration	$26,200	$—	$—	$26,200
Interest Rate Swap	$1,181	$—	$1,181	$—

	Estimated Fair Value Measurement as of July 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,100	$—	$—	$11,100

	Estimated Fair Value Measurement as of April 30, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,402	$—	$2,402	$—
Liabilities:
Contingent Consideration	$6,900	$—	$—	$6,900

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap is an instrument assumed in the Whistler Blackcomb acquisition that expires in September 2020, and is a C$125.0 million ($91.6 million) as of April 30, 2017) fixed swap on the floating interest rate on the assumed Whistler Credit Agreement. Interest Rate Swap settlements and changes in estimated fair value are recognized in interest expense and other, net on the Consolidated Condensed Statement of Operations.

The changes in Contingent Consideration during the nine months ended April 30, 2017 and 2016 were as follows (in thousands):

Balance as of July 31, 2016 and 2015, respectively	$11,100	$6,900
Change in estimated fair value	15,100	—
Balance as of April 30, 2017 and 2016, respectively	$26,200	$6,900

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceed approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The fair value of Contingent Consideration includes the estimated future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 10.2%, volatility of 16.0%, and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $2.0 million to $5.5 million.

As Contingent Consideration is classified as a liability, the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the three and nine months ended April 30, 2017, the Company increased the estimated fair value of the participating contingent payments by approximately $15.1 million, resulting in an estimated fair value of the Contingent Consideration of $26.2 million reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Condensed Balance Sheets. The increase in the estimated fair value of participating contingent payments is primarily attributable to a change in assumptions for future period EBITDA of Park City.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million, $2.0 million and $1.8 million primarily within “other long-term liabilities” in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2017, July 31, 2016 and April 30, 2016, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2017, the Company had various other letters of credit totaling $67.4 million, consisting of $53.4 million to support the Employee Housing Bonds and $14.0 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of April 30, 2017, primarily to provide collateral for its workers compensation self-insurance programs.

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

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has calculated the estimated fair value of the indemnification or guarantee to be immaterial based on the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications, it is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved in each particular claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of April 30, 2017, July 31, 2016 and April 30, 2016, the accruals for the above loss contingencies were not material individually and in the aggregate.

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

The Company utilizes Reported EBITDA in evaluating the performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain or loss on sale of real property. All segment expenses include an allocation of corporate administrative expense. Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net revenue:
Lift	$419,647	$334,789	$799,324	$642,627
Ski school	91,704	74,279	173,674	139,703
Dining	65,618	51,000	133,352	108,093
Retail/rental	102,104	79,384	261,816	214,748
Other	42,087	33,353	117,860	101,439
Total Mountain net revenue	$721,160	$572,805	$1,486,026	$1,206,610
Lodging	68,601	72,933	201,887	200,026
Total Resort net revenue	789,761	645,738	1,687,913	1,406,636
Real estate	4,870	1,734	10,181	14,766
Total net revenue	$794,631	$647,472	$1,698,094	$1,421,402
Operating expense:
Mountain	340,390	281,968	863,882	729,382
Lodging	57,897	57,422	181,660	176,170
Total Resort operating expense	398,287	339,390	1,045,542	905,552
Real estate	9,818	3,085	17,144	17,043
Total segment operating expense	$408,105	$342,475	$1,062,686	$922,595

Gain on sale of real property	$—	$19	$6,466	$1,810
Mountain equity investment income, net	$521	$211	$1,510	$992
Reported EBITDA:
Mountain	$381,291	$291,048	$623,654	$478,220
Lodging	10,704	15,511	20,227	23,856
Resort	391,995	306,559	643,881	502,076
Real estate	(4,948)	(1,332)	(497)	(467)
Total Reported EBITDA	$387,047	$305,227	$643,384	$501,609

Real estate held for sale and investment	$108,217	$116,874	$108,217	$116,874

Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$387,047	$305,227	$643,384	$501,609
Depreciation and amortization	(50,029)	(41,472)	(140,236)	(120,713)
Change in estimated fair value of contingent consideration	(14,500)	—	(15,100)	—
Loss on disposal of fixed assets and other, net	(1,924)	(164)	(4,705)	(3,149)
Investment income and other, net	210	150	5,881	509
Interest expense and other, net	(23,313)	(10,400)	(44,325)	(31,905)
Income before provision for income taxes	297,491	253,341	444,899	346,351
Provision for income taxes	(100,635)	(95,804)	(151,933)	(131,613)
Net income	196,856	157,537	292,966	214,738
Net (income) loss attributable to noncontrolling interests	(15,749)	95	(25,267)	289
Net income attributable to Vail Resorts, Inc.	$181,107	$157,632	$267,699	$215,027

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 total shares. The Company repurchased zero Vail Shares and 1,317 Vail Shares (at a total cost of $0.2 million), respectively, during the three and nine months ended April 30, 2017. The Company repurchased 108,036 Vail Shares (at a total cost of $13.8 million) and 485,866 Vail Shares (at a total cost of $53.8 million), respectively, during the three and nine months ended April 30, 2016. Since inception of its share repurchase program through April 30, 2017, the Company has repurchased 5,436,294 Vail Shares for $247.2 million. As of April 30, 2017, 2,063,706 Vail Shares remained available to repurchase under the existing share repurchase program which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

11.     Subsequent Event

Stowe Mountain Resort
On June 7, 2017, the Company, through a wholly-owned subsidiary, acquired Stowe Mountain Resort (“Stowe”) in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of approximately $41.0 million, subject to certain adjustments as provided in the purchase agreement. The Company acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the periods ended April 30, 2017 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2017 and 2016 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of the Form 10-K which was filed on September 26, 2016 and the Form 10-Q for the quarter ended October 31, 2016, which was filed on December 9, 2016.

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

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Our largest source of Mountain segment revenue is the sale of lift access (including season passes), which represented approximately 58% of Mountain net revenue for both the three months ended April 30, 2017 and 2016, and approximately 54% and 53% of Mountain net revenue for the nine months ended April 30, 2017 and 2016, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2016/2017 U.S. ski season, Destination guests comprised approximately 61% of our mountain resort skier visits, while Local guests comprised approximately 39% of our mountain resort skier visits, which compares to 58% and 42%, respectively, for the 2015/2016 U.S. ski season.

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

As a result of the acquisition of Whistler Blackcomb, lift revenue includes certain products that were not available for sale in the prior comparative periods, primarily Whistler Blackcomb season passes and EDGE Cards. EDGE Cards are products, exclusively available to Canadian, Washington State and Oregon residents that allow these guests to purchase lift access in advance of visitation, usually at a discounted price, and are available for sale throughout the ski season unlike Vail’s pass program, which generally requires a commitment in advance of the ski season. Accordingly, lift revenue consists of season pass and certain EDGE Card revenue (“pass revenue”) lift revenue and non-season pass lift revenue (“non-pass revenue”). For the 2016/2017 and 2015/2016 North American ski seasons, respectively, approximately 44% and 41% of total lift revenue was comprised of pass revenue.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

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

The performance of lodging properties (including managed condominium rooms) proximate to our mountain resorts as well as CME is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests, and represented approximately 92% and 90% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2017 and 2016, respectively, and 77% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the nine months ended April 30, 2017 and 2016. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursement and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September), mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

Real Estate Segment
The principal activities of our Real Estate segment include the sale of land parcels to third-party developers; planning for future real estate development projects, including zoning and acquisition of applicable permits; and the occasional purchase of selected strategic land parcels for future development. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. Additionally, real estate development projects by third-party developers most often result in the creation of certain resort assets that provide additional benefit to the Mountain segment. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk. Our revenue from the Real Estate segment, and associated expense, can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and our Form 10-Q for the three months ended October 31, 2016, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2017, we began our early season pass sales program for the 2017/2018 North American ski season. Through May 30, 2017, our early North American pass sales for the upcoming 2017/2018 North American ski season increased approximately 10% in units and increased approximately 16% in sales dollars, compared to the prior year period ended May 31, 2016, including Whistler Blackcomb pass sales at comparable exchange rates in both periods. However, we cannot predict if this favorable trend will continue through the Fall 2017 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2017/2018 North American ski season.

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

The estimated fair values of assets acquired and liabilities assumed in the Whistler Blackcomb acquisition are preliminary and are based on the information that was available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair value reflected within the Consolidated Condensed Balance Sheets as of April 30, 2017 and their associated impact to our Consolidated Condensed Statements of Operations are subject to change.

•
Key U.S. economic indicators have remained steady in 2017, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2017/2018 North American ski season.

•
On June 7, 2017, we acquired Stowe Mountain Resort (“Stowe”) in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of approximately $41.0 million, subject to certain adjustments as provided in the purchase agreement. We acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). We expect that Stowe will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stowe and the ultimate impact Stowe will have on our future results of operations.

•
As of April 30, 2017, we had $327.0 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $73.0 million). Additionally, in October 2016 we amended our Vail Holdings Credit Agreement to provide for an incremental term loan of $509.4 million, for a total term loan amount outstanding of $750.0 million, to fund the cash portion of the Whistler Blackcomb acquisition. Also, we assumed in the Whistler Blackcomb acquisition a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2017, we had C$177.0 million ($129.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($219.8 million) less outstanding borrowings of C$122.0 million ($89.4 million) and a letter of credit outstanding of C$1.0 million ($0.7 million)).

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

•
Real Estate Reported EBITDA is highly dependent on, among other things, the timing of closings on condominium units available for sale and the sale of land parcels to third-party developers, which determines when revenue and associated cost of sales and gain (loss) on the sale of real property are recognized. As of April 30, 2017, we had one remaining unit available at The Ritz-Carlton Residences, Vail which was sold in May 2017 and, as a result, we no longer have condominium units available for sale.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2017, compared to the three and nine months ended April 30, 2016 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Mountain Reported EBITDA	$381,291	$291,048	$623,654	$478,220
Lodging Reported EBITDA	10,704	15,511	20,227	23,856
Resort Reported EBITDA	$391,995	$306,559	$643,881	$502,076
Real Estate Reported EBITDA	$(4,948)	$(1,332)	$(497)	$(467)
Income before provision for income taxes	$297,491	$253,341	$444,899	$346,351
Net income attributable to Vail Resorts, Inc.	$181,107	$157,632	$267,699	$215,027
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2017 compared to the three months ended April 30, 2016
Mountain segment operating results for the three months ended April 30, 2017 and 2016 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Net Mountain revenue:
Lift	$419,647	$334,789	25.3%
Ski school	91,704	74,279	23.5%
Dining	65,618	51,000	28.7%
Retail/rental	102,104	79,384	28.6%
Other	42,087	33,353	26.2%
Total Mountain net revenue	$721,160	$572,805	25.9%
Mountain operating expense:
Labor and labor-related benefits	139,811	115,932	20.6%
Retail cost of sales	34,875	26,123	33.5%
Resort related fees	41,910	36,129	16.0%
General and administrative	53,988	47,416	13.9%
Other	69,806	56,368	23.8%
Total Mountain operating expense	340,390	281,968	20.7%
Mountain equity investment income, net	521	211	146.9%
Mountain Reported EBITDA	$381,291	$291,048	31.0%

Total skier visits	5,907	4,689	26.0%
ETP	$71.04	$71.40	(0.5)%

Certain Mountain segment operating expenses presented above for the three months ended April 30, 2016 have been reclassified to conform to the presentation for the three months ended April 30, 2017.

Mountain Reported EBITDA includes $3.6 million and $3.3 million of stock-based compensation expense for the three months ended April 30, 2017 and 2016, respectively.

Mountain Reported EBITDA for the three months ended April 30, 2017 increased $90.2 million, or 31.0%, compared to the three months ended April 30, 2016, which was primarily attributable to the operations of Whistler Blackcomb, which was acquired in October 2016, partially offset by transaction, transition and integration costs of $2.3 million associated with the Whistler Blackcomb and Stowe acquisitions. Excluding transaction, transition and integration costs and Whistler Blackcomb operations, Mountain Reported EBITDA increased 7.9%. Our results for the three months ended April 30, 2017, compared to the same period in the prior year, also reflect strong U.S. season pass sales growth for the 2016/2017 ski season.

Lift revenue increased $84.9 million, or 25.3%, for the three months ended April 30, 2017 compared to the same period in the prior year, primarily due to incremental lift revenue from Whistler Blackcomb for the three months ended April 30, 2017. Excluding Whistler Blackcomb, total lift revenue increased 5.6%, in which pass revenue increased 15.1% and non-pass revenue increased 0.2%. The increase in pass revenue, excluding Whistler Blackcomb, was driven by a combination of both an increase in pricing and units sold, and was favorably impacted by increased pass sales to Destination guests. Non-pass revenue, excluding Whistler Blackcomb, was impacted by a decrease in non-pass skier visitation to our U.S. resorts primarily due to a continued shifting of Destination guests to season passes, offset by an increase in ETP excluding season pass holders of 7.1%. Total ETP, excluding Whistler Blackcomb, increased $5.37, or 7.5%, due to price increases in both our lift ticket and season pass products and lower average visitation by season pass holders during the three months ended April 30, 2017 compared to the same period in the prior year.

Ski school revenue increased $17.4 million, or 23.5%, for the three months ended April 30, 2017, compared to the same period in the prior year, primarily as a result of incremental Whistler Blackcomb revenue. Excluding Whistler Blackcomb, ski school revenue increased 2.9%.

Dining revenue increased $14.6 million, or 28.7%, for the three months ended April 30, 2017, compared to the three months ended April 30, 2016, due to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, dining revenue increased 0.6%.

Retail/rental revenue increased $22.7 million, or 28.6%, for the three months ended April 30, 2017 compared to the same period in the prior year, due primarily to incremental retail/rental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, retail/rental revenue increased 3.4%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our Tahoe and Park City resorts.

Other revenue mainly consists of mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. For the three months ended April 30, 2017, other revenue increased $8.7 million, or 26.2%, compared to the same period in the prior year, primarily attributable to incremental revenue from Whistler Blackcomb.

Operating expense increased $58.4 million, or 20.7%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, which was primarily attributable to incremental operating expenses from Whistler Blackcomb, as well as $2.3 million of transaction, transition and integration costs associated with the Whistler Blackcomb and Stowe acquisitions. Excluding transaction, transition and integration costs and Whistler Blackcomb incremental operating expenses, operating expense increased 0.9%.

The following discussion provides information about the changes in operating expenses for the three months ended April 30, 2017, as compared to the prior year comparative period, excluding the impact of transaction, transition and integration costs and Whistler Blackcomb operations. Labor and labor-related benefits increased 1.5% primarily due to normal wage adjustments. Retail cost of sales increased 6.9%, compared to an increase in retail sales of 5.4% primarily due to the acceleration in end of season discount sales. Resort related fees increased 1.8% due to overall increases in revenue upon which those fees are based. General and administrative expense decreased 4.3% primarily due to a decrease in allocated corporate costs. Other expense increased 0.7% primarily due to higher fuel expense, rent expense, and utilities expense, partially offset by lower professional services expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016
Mountain segment operating results for the nine months ended April 30, 2017 and 2016 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Net Mountain revenue:
Lift	$799,324	$642,627	24.4%
Ski school	173,674	139,703	24.3%
Dining	133,352	108,093	23.4%
Retail/rental	261,816	214,748	21.9%
Other	117,860	101,439	16.2%
Total Mountain net revenue	$1,486,026	$1,206,610	23.2%
Mountain operating expense:
Labor and labor-related benefits	334,024	283,353	17.9%
Retail cost of sales	98,263	80,864	21.5%
Resort related fees	78,976	66,473	18.8%
General and administrative	156,442	135,216	15.7%
Other	196,177	163,476	20.0%
Total Mountain operating expense	863,882	729,382	18.4%
Mountain equity investment income, net	1,510	992	52.2%
Mountain Reported EBITDA	$623,654	$478,220	30.4%

Total skier visits	11,635	9,705	19.9%
ETP	$68.70	$66.22	3.7%

Certain Mountain segment operating expenses presented above for the nine months ended April 30, 2016 have been reclassified to conform to the presentation for the nine months ended April 30, 2017.

Mountain Reported EBITDA includes $11.1 million and $10.0 million of stock-based compensation expense for the nine months ended April 30, 2017 and 2016, respectively.

Mountain Reported EBITDA for the nine months ended April 30, 2017 increased $145.4 million, or 30.4%, compared to the nine months ended April 30, 2016, which was primarily attributable to the operations of Whistler Blackcomb, which is included in our consolidated results prospectively from the acquisition date (acquired in October 2016), partially offset by transaction, transition and integration costs of $8.0 million associated with the Whistler Blackcomb and Stowe acquisitions. Excluding transaction, transition and integration costs and Whistler Blackcomb operations, Mountain Reported EBITDA increased 7.9%. Our results for the nine months ended April 30, 2017 compared to the same period in the prior year also reflect strong U.S. season pass sales growth for the 2016/2017 ski season. However, our results for the nine months ended April 30, 2017, were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts which drove lower skier visitation during the early ski season compared to the same period in the prior year.

Lift revenue increased $156.7 million, or 24.4%, for the nine months ended April 30, 2017, compared to the same period in the prior year, primarily due to incremental lift revenue from Whistler Blackcomb for the nine months ended April 30, 2017. Excluding Whistler Blackcomb, total lift revenue increased 6.4% of which non-pass revenue decreased 1.6% and pass revenue increased 18.3%. The increase in pass revenue, excluding Whistler Blackcomb, was due to a combination of both an increase in pricing and units sold and was favorably impacted by increased pass sales to Destination guests. The decrease in non-pass revenue, excluding Whistler Blackcomb, was primarily the result of a decrease in non-pass skier visitation to our U.S. resorts primarily due to poor early season conditions and a continued shifting of Destination guests to season passes, partially offset by an increase in ETP excluding season pass holders of 6.6%. Total ETP, excluding Whistler Blackcomb, increased $7.79, or 11.8%, due primarily to price increases in both our lift ticket products at our U.S. mountain resorts and season pass products and lower average visitation by U.S. season pass holders during the nine months ended April 30, 2017 compared to the same period in the prior year.

Ski school revenue increased $34.0 million, or 24.3%, for the nine months ended April 30, 2017, compared to the same period in the prior year, primarily due to incremental ski school revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, ski school revenue increased 2.5%.

Dining revenue increased $25.3 million, or 23.4%, for the nine months ended April 30, 2017, compared to the nine months ended April 30, 2016, due to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, dining revenue increased 0.2%.

Retail/rental revenue increased $47.1 million, or 21.9%, for the nine months ended April 30, 2017, compared to the same period in the prior year, primarily due to incremental retail/rental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, retail/rental revenue increased 2.1% compared to the same period in the prior year. The increase in retail revenue was primarily attributable to strong sales at pre-ski season sales events at our stores in Colorado and higher sales volumes at stores proximate to our Tahoe and Park City resorts.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For the nine months ended April 30, 2017, other revenue increased $16.4 million, or 16.2%, compared to the same period in the prior year, primarily attributable to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, other revenue increased 2.9% primarily due to an increase in summer activities revenue from improved summer visitation at our U.S. mountain resorts, including the expansion of our on-mountain Epic Discovery summer activities offerings.

Operating expense increased $134.5 million, or 18.4%, for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016, which was primarily attributable to incremental operating expenses from Whistler Blackcomb, as well as $8.0 million of transaction, transition and integration costs associated with the Whistler Blackcomb and Stowe acquisitions. Excluding transaction, transition and integration costs and Whistler Blackcomb incremental operating expense, operating expense increased 2.0%.

The following discussion provides information about the changes in operating expenses for the nine months ended April 30, 2017, compared to the same period in the prior year, excluding the impact of transaction, transition and integration costs and Whistler Blackcomb operations. Labor and labor-related benefits increased 2.3% primarily due to normal wage adjustments and increased staffing levels at Perisher and at our U.S. resorts during the three months ended October 31, 2016 to support higher visitation, partially offset by lower variable compensation. Retail cost of sales increased 2.8%, compared to an increase in retail sales of 3.1%. Resort related fees increased 3.3% due to overall increases in revenue upon which those fees are based. General and administrative expense increased 1.9% due to higher allocated corporate costs. Other expense was flat compared to the same period in the prior year.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2017 compared to the three months ended April 30, 2016
Lodging segment operating results for the three months ended April 30, 2017 and 2016 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Lodging net revenue:
Owned hotel rooms	$12,494	$13,813	(9.5)%
Managed condominium rooms	23,907	23,110	3.4%
Dining	9,324	10,167	(8.3)%
Transportation	8,611	8,827	(2.4)%
Other	10,820	13,634	(20.6)%
	65,156	69,551	(6.3)%
Payroll cost reimbursements	3,445	3,382	1.9%
Total Lodging net revenue	68,601	72,933	(5.9)%
Lodging operating expense:
Labor and labor-related benefits	27,204	26,808	1.5%
General and administrative	9,848	9,657	2.0%
Other	17,400	17,575	(1.0)%
	54,452	54,040	0.8%
Reimbursed payroll costs	3,445	3,382	1.9%
Total Lodging operating expense	57,897	57,422	0.8%
Lodging Reported EBITDA	$10,704	$15,511	(31.0)%

Owned hotel statistics:
ADR	$294.75	$263.40	11.9%
RevPAR	$200.94	$188.86	6.4%
Managed condominium statistics:
ADR	$428.83	$407.96	5.1%
RevPAR	$183.08	$185.19	(1.1)%
Owned hotel and managed condominium statistics (combined):
ADR	$389.94	$359.55	8.5%
RevPAR	$186.72	$186.10	0.3%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended April 30, 2017 and 2016.

Total Lodging net revenue (excluding payroll cost reimbursements) for the three months ended April 30, 2017 decreased $4.4 million, or 6.3%, as compared to the three months ended April 30, 2016, primarily attributable to the recognition of a $3.5 million termination fee (included in other revenue) associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica (“Half Moon Termination Fee”) during the three months ended April 30, 2016 and a reduction in revenue associated with the sale of a hotel property in Keystone in November 2016, which we continue to manage under a property management agreement. These decreases were partially offset by revenue from Whistler Blackcomb during the three months ended April 30, 2017. Excluding the Half Moon Termination Fee and revenue from the hotel property in Keystone from the three month period ended April 30, 2016 and Whistler Blackcomb operations from the three month period ended April 30, 2017, total lodging net revenue (excluding payroll cost reimbursements) decreased 1.5%. This decrease was primarily attributable to lower occupancy at our Colorado lodging properties.

Revenue from owned hotel rooms decreased $1.3 million, or 9.5%, for the three months ended April 30, 2017, compared to the same period in the prior year, primarily attributable to a reduction in revenue associated with the sale of a hotel property in Keystone as discussed above. Revenue from managed condominium rooms increased $0.8 million, or 3.4%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016, which was attributable to revenue from Whistler Blackcomb, partially offset by a decrease in occupancy at our Colorado managed condominium rooms.

Dining revenue for the three months ended April 30, 2017 decreased $0.8 million, or 8.3%, as compared to the three months ended April 30, 2016, primarily due to a decrease in dining revenue at our Colorado lodging properties. Excluding the Half Moon Termination Fee from the three months ended April 30, 2016, other revenue increased 6.6%, for the three months ended April 30, 2017, primarily due to an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased $0.4 million, or 0.8%, for the three months ended April 30, 2017 compared to the three months ended April 30, 2016. Labor and labor-related benefits increased 1.5% primarily due to Whistler Blackcomb labor expense. General and administrative expense increased 2.0% due to higher allocated corporate costs.

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

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016
Lodging segment operating results for the nine months ended April 30, 2017 and 2016 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Lodging net revenue:
Owned hotel rooms	$42,559	$43,164	(1.4)%
Managed condominium rooms	55,417	52,420	5.7%
Dining	33,384	34,049	(2.0)%
Transportation	19,428	19,440	(0.1)%
Golf	8,921	8,722	2.3%
Other	31,806	33,009	(3.6)%
	191,515	190,804	0.4%
Payroll cost reimbursements	10,372	9,222	12.5%
Total Lodging net revenue	201,887	200,026	0.9%
Lodging operating expense:
Labor and labor-related benefits	84,515	82,529	2.4%
General and administrative	29,360	27,036	8.6%
Other	57,413	57,383	0.1%
	171,288	166,948	2.6%
Reimbursed payroll costs	10,372	9,222	12.5%
Total Lodging operating expense	181,660	176,170	3.1%
Lodging Reported EBITDA	$20,227	$23,856	(15.2)%

Owned hotel statistics:
ADR	$254.29	$232.50	9.4%
RevPAR	$168.45	$156.09	7.9%
Managed condominium statistics:
ADR	$382.35	$353.54	8.1%
RevPAR	$134.38	$128.79	4.3%
Owned hotel and managed condominium statistics (combined):
ADR	$332.33	$303.40	9.5%
RevPAR	$143.03	$136.37	4.9%

Lodging Reported EBITDA includes $2.4 million and $2.3 million of stock-based compensation expense for the nine months ended April 30, 2017 and 2016, respectively.

Total Lodging net revenue (excluding payroll cost reimbursements) for the nine months ended April 30, 2017 increased $0.7 million, or 0.4%, as compared to the nine months ended April 30, 2016. Included in net revenue for the nine months ended April 30, 2016 was the recognition of the Half Moon Termination Fee. Revenue for the nine months ended April 30, 2017 includes the operations of Whistler Blackcomb since the date of acquisition and was impacted by a reduction in revenue associated with the sale of a hotel property in Keystone in November 2016. Excluding the Half Moon Termination Fee, revenue from the hotel property in Keystone and Whistler Blackcomb operations, total lodging net revenue (excluding payroll cost reimbursements) increased 2.2%, which was primarily attributable to increased revenue at GTLC and increased ADR at our Colorado managed condominium rooms.

Revenue from owned hotel rooms decreased $0.6 million, or 1.4%, for the nine months ended April 30, 2017, as compared to the same period in the prior year, which is primarily attributable to a decrease in revenue associated with the sale of a hotel property in Keystone as discussed above, as well as lower revenue due to the early closure of Flagg Ranch as a result of a forest fire in

Grand Teton National Park. These decreases were partially offset by an increase in revenue at GTLC and at our owned Colorado lodging properties during the nine months ended April 30, 2017 compared to the prior year. Revenue from managed condominium rooms increased $3.0 million, or 5.7%, for the nine months ended April 30, 2017 compared to the same period in the prior year, primarily due to revenue from Whistler Blackcomb and increased ADR at our Colorado managed properties.

Dining revenue for the nine months ended April 30, 2017 decreased $0.7 million, or 2.0%, as compared to the nine months ended April 30, 2016, primarily due to the temporary closure of a lodging property at Park City for renovations. Excluding the Half Moon Termination Fee from the nine months ended April 30, 2016, other revenue increased $2.3 million, or 7.7%, for the nine months ended April 30, 2017, primarily due to business interruption insurance recovery related to the early closure of Flagg Ranch in September 2016 as discussed above, as well as an increase in revenue from our central reservations booking services.

Operating expense (excluding reimbursed payroll costs) increased 2.6% for the nine months ended April 30, 2017, compared to the nine months ended April 30, 2016. Labor and labor-related benefits increased 2.4% primarily resulting from Whistler Blackcomb labor expense and normal wage increases. General and administrative expense increased 8.6% due to higher allocated corporate costs.

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

Real Estate Segment

Three months ended April 30, 2017 compared to the three months ended April 30, 2016
Real Estate segment operating results for the three months ended April 30, 2017 and 2016 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Total Real Estate net revenue	4,870	1,734	180.9%
Real Estate operating expense:
Cost of sales (including sales commission)	4,281	1,161	268.7%
Other	5,537	1,924	187.8%
Total Real Estate operating expense	9,818	3,085	218.2%
Gain on sale of real property	—	19	(100.0)%
Real Estate Reported EBITDA	$(4,948)	$(1,332)	(271.5)%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended April 30, 2017
Real Estate segment net revenue for the three months ended April 30, 2017 was primarily driven by the closing of two condominium units at The Ritz-Carlton Residences, Vail ($4.7 million of revenue with an average selling price of $2.4 million and an average price per square foot of $1,268). The average price per square foot of this project is driven by its premier location and the comprehensive and exclusive amenities related to this project.

Operating expense for the three months ended April 30, 2017 included cost of sales of $4.0 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,060). The cost per square foot for this project reflects the high-end features and amenities and high construction costs associated with mountain resort development.  Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other operating expense of $5.5 million for the three months ended April 30, 2017 was primarily comprised of general and administrative costs, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other segment operating expense is a $4.3 million one-time charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity.

Three months ended April 30, 2016
Real Estate segment net revenue for the three months ended April 30, 2016 included the closing of two condominium units at Crystal Peak Lodge in Breckenridge ($1.5 million of revenue with an average selling price of $0.8 million and an average price per square foot of $725).

Operating expense for the three months ended April 30, 2016 included cost of sales of $1.1 million resulting from the closing of two condominium units at Crystal Peak Lodge (average cost per square foot of $508). Additionally, sales commissions of approximately $0.1 million were incurred commensurate with revenue recognized. Other operating expense of $1.9 million was primarily comprised of general and administrative costs, which includes marketing expense for real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016
Real Estate segment operating results for the nine months ended April 30, 2017 and 2016 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2017	2016
Total Real Estate net revenue	10,181	14,766	(31.1)%
Real Estate operating expense:
Cost of sales (including sales commission)	8,877	11,712	(24.2)%
Other	8,267	5,331	55.1%
Total Real Estate operating expense	17,144	17,043	0.6%
Gain on sale of real property	6,466	1,810	257.2%
Real Estate Reported EBITDA	$(497)	$(467)	(6.4)%

Nine months ended April 30, 2017
Real Estate segment net revenue for the nine months ended April 30, 2017 was primarily driven by the closing of three condominium units at The Ritz-Carlton Residences, Vail ($7.5 million of revenue with an average selling price of $2.5 million and an average price per square foot of $1,366) and two condominium units at One Ski Hill Place in Breckenridge ($2.3 million of revenue with an average sales price of $1.1 million and an average price per square foot of $983). The average price per square foot of both of these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. Additionally, we recorded a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for cash proceeds of $9.3 million during the three months ended October 31, 2016.

Operating expense for the nine months ended April 30, 2017 included cost of sales of $8.2 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,143) and two condominium units at One Ski Hill Place (average cost per square foot of $838). Additionally, sales commissions of approximately $0.6 million were incurred commensurate with revenue recognized. Other operating expense of $8.3 million for the nine months ended April 30, 2017 was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other segment operating expense is a $4.3 million one-time charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity.

Nine months ended April 30, 2016
Real Estate segment net revenue for the nine months ended April 30, 2016 included the closing of three condominium units at The Ritz-Carlton Residences, Vail ($9.3 million of revenue with an average selling price of $3.1 million and an average price per square foot of $1,586); two condominium units at One Ski Hill Place ($2.5 million of revenue with an average selling price of $1.2 million and an average price per square foot of $1,129); and two condominium units at Crystal Peak Lodge in Breckenridge ($1.5 million of revenue with an average selling price of $0.8 million and an average price per square foot of $725). Additionally, we recorded a gain on sale of real property of $1.8 million for land parcels which sold for cash proceeds of $3.7 million.

Operating expense for the nine months ended April 30, 2016 included cost of sales of $10.1 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,198), two condominium units at One Ski Hill Place (average cost per square foot of $931) and two condominium units at Crystal Peak Lodge (average cost per square foot of $508). Additionally, sales commissions of approximately $0.9 million were incurred commensurate with revenue recognized. Other operating expense of $5.3 million was primarily comprised of general and administrative costs, which includes marketing expense for real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall results of operations and financial position for the three and nine months ended April 30, 2017.

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2017 increased $8.6 million and $19.5 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Whistler Blackcomb acquisition.

Change in fair value of contingent consideration.  A loss of $14.5 million and $15.1 million was recorded for the three and nine months ended April 30, 2017, respectively, related to an increase in the estimated fair value of the participating contingent payments under the lease for Park City. The fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating contingent payments are determined. The increase in the estimated fair value is primarily attributable to a change in assumptions for EBITDA of Park City in future periods. The estimated fair value of the contingent consideration was $26.2 million and $6.9 million as of April 30, 2017 and 2016, respectively.

Investment income and other, net. Investment income and other, net for the nine months ended April 30, 2017 increased $5.4 million compared to the same period in the prior year primarily due to a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition, a $0.9 million gain recorded for the sale of a lodging property and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition.

Interest expense and other, net. Interest expense and other, net for the three and nine months ended April 30, 2017 increased $12.9 million and $12.4 million, respectively, compared to the same period in the prior year, primarily due to a foreign currency loss of $9.1 million and $3.9 million, respectively, on intercompany loans with Whistler Blackcomb, interest expense associated with incremental term loan borrowings under our amended senior credit facility of $509.4 million which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition, and the Whistler Blackcomb credit facility which was assumed as part of the Whistler Blackcomb acquisition, and had $122.0 million (C$89.4 million) outstanding as of April 30, 2017. The foreign currency losses for the three and nine months ended April 30, 2017 of $9.1 million and $3.9 million, respectively, are associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations and included in interest expense and other, net.

Income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2017 was 33.8% and 34.1%, respectively, compared to 37.8% and 38.0%, respectively, for the three and nine months ended April 30, 2016. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income and the amount of net income attributable to noncontrolling interest. The decrease in the estimated effective tax rate during the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 is primarily associated with the Whistler Blackcomb acquisition, where the Canadian statutory tax rate is lower than the U.S. statutory tax rate.

Reconciliation of Segment Performance and Net Debt

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Mountain Reported EBITDA	$381,291	$291,048	$623,654	$478,220
Lodging Reported EBITDA	10,704	15,511	20,227	23,856
Resort Reported EBITDA	391,995	306,559	643,881	502,076
Real Estate Reported EBITDA	(4,948)	(1,332)	(497)	(467)
Total Reported EBITDA	387,047	305,227	643,384	501,609
Depreciation and amortization	(50,029)	(41,472)	(140,236)	(120,713)
Loss on disposal of fixed assets and other, net	(1,924)	(164)	(4,705)	(3,149)
Change in estimated fair value of contingent consideration	(14,500)	—	(15,100)	—
Investment income and other, net	210	150	5,881	509
Interest expense and other, net	(23,313)	(10,400)	(44,325)	(31,905)
Income before provision for income taxes	297,491	253,341	444,899	346,351
Provision for income taxes	(100,635)	(95,804)	(151,933)	(131,613)
Net income	196,856	157,537	292,966	214,738
Net (income) loss attributable to noncontrolling interests	(15,749)	95	(25,267)	289
Net income attributable to Vail Resorts, Inc.	$181,107	$157,632	$267,699	$215,027

The following table reconciles Net Debt to long-term debt (in thousands):

	April 30,
	2017	2016
Long-term debt	$1,168,210	$613,704
Long-term debt due within one year	38,386	13,349
Total debt	1,206,596	627,053
Less: cash and cash equivalents	195,818	68,565
Net Debt	$1,010,778	$558,488
LIQUIDITY AND CAPITAL RESOURCES

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

We had $195.8 million of cash and cash equivalents as of April 30, 2017, compared to $68.6 million as of April 30, 2016. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

At April 30, 2017, we had $327.0 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $73.0 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$177.0 million ($129.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($219.8 million) less outstanding borrowings of C$122.0 million ($89.4 million) and a letter of credit outstanding of C$1.0 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail

Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.25%.

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016
We generated $478.3 million of cash from operating activities during the nine months ended April 30, 2017, an increase of $22.9 million compared to $455.4 million of cash generated during the nine months ended April 30, 2016. The increase in operating cash flows was primarily a result of improved Mountain segment operating results for the nine months ended April 30, 2017 (including Whistler Blackcomb operations, partially offset by transaction, transition and integration costs) compared to the nine months ended April 30, 2016. These increases were partially offset by an increase in estimated domestic and foreign income tax payments of $31.9 million made during the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016, a decrease in accounts payable, an increase in cash interest payments due to incremental term loan borrowings under our Vail Holdings Credit Agreement and assumed borrowings under the Whistler Credit Agreement during the nine months ended April 30, 2017 and receipt of a $4.5 million key money deposit related to the termination of the Half Moon management agreement in April 2016. Additionally, we generated $8.9 million of proceeds from real estate development project closings during the nine months ended April 30, 2017 compared to $13.6 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in the nine months ended April 30, 2016.

Cash used in investing activities for the nine months ended April 30, 2017 increased by $502.3 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb of $512.3 million, net of cash acquired, and an increase in capital expenditures of $23.5 million during the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016. These increases were partially offset by the acquisition of Wilmot for $20.2 million during the nine months ended April 30, 2016.

Cash provided by financing activities increased $575.7 million during the nine months ended April 30, 2017, compared to the nine months ended April 30, 2016, primarily due to incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition, partially offset by an increase of $12.5 million in term loan payments during the nine months ended April 30, 2017, and a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $110.0 million during the nine months ended April 30, 2017. Additionally, we realized a $53.6 million reduction of cash outflows compared to the prior year related to repurchases of common stock during the nine months ended April 30, 2016. These net increases in cash inflows from financing activities were partially offset by an increase in net payments under the revolver portion of the Whistler Credit Agreement of $51.7 million and an increase in dividends paid of $29.5 million during the nine months ended April 30, 2017 compared to the same period in the prior year.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. Current planned capital expenditures primarily include investments that will allow us to maintain our high quality standards, as well as certain incremental discretionary improvements at our mountain resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $103 million on resort capital expenditures for calendar year 2017, excluding anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures is approximately $65 million of maintenance capital expenditures (excluding maintenance capital expenditures for Whistler Blackcomb), which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2017 include, among other projects, upgrading various chairlifts at the Company’s resorts, including the Northwoods lift at Vail Mountain (#11), the Peak 10 Falcon Chair at Breckenridge, Drink of Water chair (#5) at Beaver Creek, the Montezuma lift at Keystone and the renovation and expansion of Labonte’s restaurant at Keystone. Our capital plan also includes the second phase of a two-year process to revamp our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology and the first phase of a three year plan to completely revamp and modernize the primary software platform for all of our resort operations. We also plan to invest approximately $6 million in calendar year 2017 for Epic Discovery summer activities, primarily at Breckenridge. At Whistler Blackcomb, we plan to invest approximately $17 million in calendar year 2017 for maintenance and discretionary projects. Additionally, we plan to invest approximately $17 million in capital during calendar year 2017 for the Whistler Blackcomb integration.

Approximately $18 million has been spent for capital expenditures in calendar year 2017 as of April 30, 2017, leaving approximately $125 million to spend in the remainder of calendar year 2017, including anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb.
We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Whistler Blackcomb Acquisition
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, the Company entered into an amendment to its Vail Holdings Credit Agreement through which the Company increased its term loan borrowings by $509.4 million and extended the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 2.2% as of April 30, 2017.

Additionally, the Company assumed, through its acquisition of a 75% interest in the WB Partnerships, the Whistler Credit Agreement which consists of a C$300.0 million ($219.8 million) revolving credit facility that matures on November 12, 2021. As of April 30, 2017, C$122.0 million ($89.4 million) was outstanding under this revolving credit facility.

Stowe Mountain Resort Acquisition
On June 7, 2017, we acquired Stowe in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of approximately $41.0 million, subject to certain adjustments as provided in the purchase agreement. The Company funded the cash purchase price through cash on-hand.

Debt
Principal payments on the majority of our long-term debt ($1,086.0 million of the total $1,210.9 million debt outstanding as of April 30, 2017) are not due until fiscal 2021 and beyond. As of April 30, 2017 and 2016, total long-term debt (including long-term debt due within one year) was $1,206.6 million and $627.1 million, respectively. Net Debt (defined as long-term debt plus long-term debt due within one year less cash and cash equivalents) increased from $558.5 million as of April 30, 2016 to $1,010.8 million as of April 30, 2017, primarily due to debt incurred and assumed relating to the acquisition of Whistler Blackcomb, as discussed above.

Our debt service requirements can be impacted by changing interest rates as we had $873.2 million of variable-rate debt outstanding as of April 30, 2017. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2017, our Board of Directors approved a 30% increase to our quarterly cash dividend to $1.053 per share (or approximately $42.2 million per quarter based upon shares outstanding as of April 30, 2017). For the nine months ended April 30, 2017, we paid cash dividends of $2.673 per share ($104.0 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of our common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 total shares. During the nine months ended  April 30, 2017, we repurchased 1,317 shares at a cost of $0.2 million. During the nine months ended April 30, 2016, we repurchased 485,866 shares at a cost of $53.8 million. Since inception of this stock repurchase program through April 30, 2017, we have repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of April 30, 2017, 2,063,706 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of shares of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2017. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2017. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

Except for any historical information contained herein, the matters discussed or incorporated by reference in this Form 10-Q contain certain forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information available as of the date hereof, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our contemplated future prospects, developments and business strategies.

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

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb, Stowe or future acquisitions;

•	our ability to realize anticipated financial benefits from Park City;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates, particularly the Canadian dollar and Australian dollar;

•	changes in accounting estimates and judgments, accounting principles, policies or guidelines; and

•	a materially adverse change in our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2017, we had $873.2 million of variable rate indebtedness, representing approximately 72.1% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2017 of 2.1% and 1.9%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2017, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
We have entered into interest rate swap agreements to fix the interest rate on a portion of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which have and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and Perisher are reported in Canadian dollars and Australian dollars respectively, which we then translate to U.S. dollars for inclusion in our consolidated condensed financial statements.

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing (losses) or gains, recognized in comprehensive income (in thousands).

	Nine Months Ended April 30,
	2017	2016
Foreign currency translation adjustments, net of tax	$(47,452)	$3,746

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

In the first quarter of calendar year 2014, we received a Compliance Advisory from the Colorado Department of Public Health & Environment (“CDPHE”), advising of potential violations of the Colorado Air Pollution Prevention and Control Act at Breckenridge.  We subsequently conducted voluntary self-audits at each of our four resorts in Colorado and continue to cooperate with CDPHE after receipt of additional Compliance Advisories for each of the four resorts. In May 2017, we reached a settlement agreement with CDPHE, which includes administrative penalties of $40,060 and a total of $160,240 to be fulfilled by supplemental environmental projects, which projects will be undertaken in connection with the settlement of the enforcement action taken by the CDPHE, Air Pollution Control Division, for violations of air quality laws and regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 shares of our common stock and 418,095 Exchangeco Shares. Each Exchangeco Share is exchangeable by the holder thereof for one share of our common stock (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of shares of our common stock upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding shares of our common stock. As of April 30, 2017, 70,149 Exchangeco Shares had not been exchanged into shares of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1
Whistler Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Whistler Mountain Resort Limited Partnership (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.2
Blackcomb Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Blackcomb Skiing Enterprises Limited Partnership (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.3
Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Vail Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the Lenders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2017, July 31, 2016, and April 30, 2016; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2017 and 2016; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2017 and 2016; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended April 30, 2017 and 2016; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2017 and 2016; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 8, 2017	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2017	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

`