Form 10-K
period 2017-07-31
VAIL RESORTS INC
filed 2017-09-28
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $171.54 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,782,234,961.
As of September 25, 2017, 40,019,342 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2017 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

FORWARD-LOOKING STATEMENTS
Except for any historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Form 10-K”) contain certain forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or the impact of natural disasters;

•
willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options and changing consumer preferences;

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•	our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb, Stowe or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars;

•	changes in accounting and tax estimates and judgments, accounting principles, policies or guidelines or adverse determinations by taxing authorities;

•	a materially adverse change in our financial condition; and

•	other risks and uncertainties included under Part I, Item 1A,“Risk Factors” in this document.

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

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 85%, 14% and 1%, respectively, of our net revenue for our fiscal year ended July 31, 2017 (“Fiscal 2017”).

As of July 31, 2017, our Mountain segment operates eleven world-class mountain resort properties and three urban ski areas, as well as ancillary services, primarily including:

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

For financial information and other information about the Company’s segments and geographic areas, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” below.

Mountain Segment
Our portfolio of world-class mountain resorts and urban ski areas includes:

WHISTLER BLACKCOMB
AFTON ALPS
WILMOT
NORTHSTAR
PARK CITY
BEAVER CREEK
STOWE
MT. BRIGHTON
VAIL
HEAVENLY
BRECKENRIDGE
KEYSTONE
KIRKWOOD
PERISHER
AUSTRALIA

United States
Colorado and Utah Resorts (Rocky Mountain Region)

•
Breckenridge Ski Resort (“Breckenridge”) - the single most visited mountain resort in the United States (“U.S.”) for the 2016/2017 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.

•
Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the U.S. for the 2016/2017 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•
Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2016/2017 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

•
Keystone Resort (“Keystone”) - the fifth most visited mountain resort in the U.S. for the 2016/2017 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2016/2017 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.

Lake Tahoe Resorts

•
Heavenly Mountain Resort (“Heavenly”) - the eleventh most visited mountain resort in the U.S. for the 2016/2017 ski season. Heavenly is located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada, offers unique and spectacular views of Lake Tahoe and boasts the largest snowmaking capacity in the Lake Tahoe region. Heavenly offers great nightlife, including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - the thirteenth most visited mountain resort in the U.S. for the 2016/2017 ski season. Northstar is the premier luxury mountain resort destination near Lake Tahoe which offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.

•
Kirkwood Mountain Resort (“Kirkwood”) - located southwest of Lake Tahoe, offering a unique location atop the Sierra Crest. Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

East Coast Resort

•
Stowe Mountain Resort (“Stowe”) - acquired in June 2017, Stowe is a premier mountain resort located in Northern Vermont which offers high-end lodging and dining options. The mountain offers 116 trails on 485 skiable acres, with a variety of terrain for skiers of all skill levels, as well as a comprehensive offering of summer activities including zip line tours, hiking and sightseeing.

Urban Ski Areas

•
Afton Alps Ski Area (“Afton Alps”), located near the Minneapolis/St. Paul metropolitan area, is the largest ski area near a major city in the Midwest and offers 48 trails, with night skiing, riding and tubing. Mount Brighton Ski Area (“Mt. Brighton”), located near Detroit, offers 26 trails with night skiing and riding. Wilmot Mountain (“Wilmot” ), located in southern Wisconsin, is near the Chicago metropolitan area and offers 25 trails, four terrain parks, a ski and snowboard school, a ski racing program and a tubing hill.

International Resorts

•
Whistler Blackcomb Resort (“Whistler Blackcomb”) - acquired in October 2016 and located in British Columbia, Canada, Whistler Blackcomb is the most visited and largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 acres of terrain, 14 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.

•
Perisher Ski Resort (“Perisher”) - located in New South Wales, Australia and is the largest and most visited ski resort in Australia and the Southern Hemisphere. Perisher provides accessibility, significant lodging and the market’s most skiable acreage for the country’s largest cities, including Sydney, Melbourne, Adelaide, Canberra and Brisbane. Perisher offers over 3,000 skiable acres on seven peaks and includes the resort areas known as Perisher Valley, Smiggin Holes, Blue Cow and Guthega, along with ski school, lodging, food and beverage, retail/rental and transportation operations.

Our resorts in Colorado, Utah, Lake Tahoe, Vermont and British Columbia, Canada are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Our resorts offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slides and mountain coasters, children’s activities and other recreational activities.

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

Ski Industry/Market
There are approximately 780 ski areas in North America and approximately 480 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. One of the primary ski industry statistics for measuring performance is “skier visit,” which represents a person utilizing a ticket or pass to access a mountain resort for any part of one day during a winter ski season, and includes both paid and complimentary access. During the 2016/2017 North American ski season, combined skier visits for all ski areas in North America were approximately 73.4 million. Our North American mountain resorts and urban ski areas had approximately 11.3 million skier visits during the 2016/2017 ski season representing approximately 15.4% of North American skier visits.

Our Rocky Mountain region mountain resorts appeal to both day skiers and destination guests due to our Colorado resorts’ proximity to Colorado’s Front Range (Denver, Colorado Springs and Boulder) metropolitan areas and Park City’s proximity to the Salt Lake City metropolitan area. The Colorado Front Range has a population of approximately 4.8 million and is within approximately 100 miles from each of our Colorado resorts, with access via a major highway. Additionally, the Salt Lake City metropolitan area has a population of approximately 1.2 million and is approximately 30 miles from Park City. These resorts are also accessible from several airports, including Denver International Airport and Eagle County Airport in Colorado and the Salt Lake City International Airport in Utah and have a wide range of amenities available at each resort, as well as within the proximate base areas, villages and towns. The Rocky Mountain region has 94 ski areas. All ski areas within the Rocky Mountain region combined recorded approximately 21.7 million skier visits for the 2016/2017 ski season with skier visits at our Rocky Mountain region mountain resorts totaling 6.7 million, or approximately 30.9% of total Rocky Mountain region skier visits for the 2016/2017 ski season.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entirety of California and Nevada and making it a convenient destination for both day skiers and destination guests. Heavenly, located near the South Shore of Lake Tahoe; Northstar, located near the North Shore of Lake Tahoe; and Kirkwood, located about 35 miles southwest of South Lake Tahoe, are popular year-round vacation destinations, featuring outstanding winter sports offerings and extensive summer attractions. Heavenly, Northstar and Kirkwood are proximate to both the Reno/Tahoe International Airport and the Sacramento International Airport. California and Nevada collectively have 34 ski areas. Our Lake Tahoe resorts had approximately 1.8 million skier visits for the 2016/2017 ski season, which was approximately 25.7% of the approximately 7.0 million total California and Nevada skier visits for the 2016/2017 ski season.

Whistler Blackcomb is located in the Coast Mountains of British Columbia, Canada and is approximately 85 miles from the Vancouver International Airport. Whistler Blackcomb is North America’s largest four-season mountain resort. For the 2016/2017 North American ski season, Whistler Blackcomb generated approximately 23.6% of the total skier visits in the Pacific Northwest region (including British Columbia).

Competition
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts in North America for over 30 years, which has and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Squaw Valley USA, Killington, Okemo, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, Southwest and British Columbia, Canada, and other destination ski areas in North America and worldwide as well as non-ski related vacation options and destinations. Additionally, our season pass products compete with other multi-resort frequency and pass products in North America.

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

Our premier resorts and business model differentiate our Company from the rest of the ski industry. We have iconic, branded mountain resorts in important ski destinations in Colorado, Utah, Lake Tahoe and British Columbia, Canada. Through our sales of season passes, we provide our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability. Additionally, most of our mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S., and most of our mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our mountain resorts’ ability to provide a high-quality experience.

Summer tourism at our destination resorts provides for a strong summer business opportunity. Our mountain resorts offer non-ski related attractions such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, zip line tours, challenge ropes courses, alpine slides and coasters, children’s activities and other recreational activities. In the fall of 2011, the Ski Area Recreational Opportunities Enhancement Act was enacted into law which allows our mountain resorts on USDA Forest Service (“Forest Service”) land to offer more summer-season recreational opportunities. The second year of Epic Discovery, our comprehensive summer activities program which launched at both Vail Mountain and Heavenly in June 2016 and at Breckenridge in June 2017, introduced a number of new activities, including zip lines, challenge ropes courses, tubing, mountain excursions, canopy tours and Forest Flyers (i.e. alpine coasters). Additionally, our summer business at Whistler Blackcomb, Park City and Stowe is robust and offers guests a number of activities including biking, hiking and zip lines, among other summer activities. These activities are popular with summer travelers and introduce a new guest demographic to our mountain resorts.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2016/2017 (the “Kottke Survey”) and other industry publications.

Our Competitive Strengths
All of our mountain resorts maintain the distinction of competing effectively as both market leaders and quality leaders. We believe the following factors contribute directly to each resort’s success:

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
Our mountain resorts are located in areas that generally receive significantly higher than average snowfall compared to most other North American ski resort locations. Our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada receive average yearly snowfall between 20 and 39 feet. Average yearly snowfall in Australia is significantly lower than at North American ski resorts, although Perisher generally receives higher average yearly snowfall compared to other Australian alpine ski resorts due to its location in the Australian Alps and the elevation of its terrain. Even in these abundant snowfall areas, we have significant snowmaking systems that can help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed several high speed chairlifts and gondolas across our mountain resorts, including the Sun Up chairlift at Vail Mountain (Chair 17); several chairlifts at Wilmot; an eight-passenger gondola connecting Park City and Canyons; a high-speed, state-of-the-art combination gondola and chairlift replacing the Centennial Express Lift at Beaver Creek; a high-speed, six-passenger chairlift replacing the Colorado SuperChair at Breckenridge, which is the primary chairlift serving the critical Peak 8 base area; a high-speed, six-passenger chairlift and a new four-passenger chairlift to access the Peak 6 area in Breckenridge; and a state-of-the-art ten passenger gondola (Gondola 1) at Vail. For the 2017/2018 ski season, upgrades to various chairlifts include, among other projects, the Northwoods lift at Vail Mountain (Chair 11), the Peak 10 Falcon Chair at Breckenridge, Drink of Water chair (Chair 5) at Beaver Creek, and the Montezuma lift at Keystone.

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
Our focus is to provide quality service at every level of the guest experience. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, in-house travel center and through our comprehensive websites to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and travel arrangements. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer focused environment. In addition, we offer guests what we believe is the industry leading EpicMix application. EpicMix is an online and mobile application that, through radio frequency technology, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity) and allows a guest to share his or her experience and accomplishments with family and friends on social networks. Since the initial launch of our EpicMix technology, we have expanded EpicMix to include additional offerings such as EpicMix Time, which allows guests to access real time lift line wait times; EpicMix Academy, which allows our ski school instructors to certify the attainment of certain skills and ski levels; EpicMix Photo, which provides professional photos and allows guests to share photos on social networks; and EpicMix Guide, which uses guest input to provide a customized, step-by-step navigational guide to experience our mountains in Colorado, Utah and Tahoe. EpicMix is expected to be implemented at Whistler Blackcomb for the upcoming 2017/2018 North American ski season.

We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities.

•	Season Pass Products
We offer a variety of season pass products for all of our mountain resorts and urban ski areas that are marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“Local”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our resorts before the season begins. As such, our season pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests leading to greater revenue stability and allows us to capture valuable guest data. Additionally, our season pass customers typically ski more days each season than those guests who do not buy season passes, which leads to additional ancillary spending. Season pass products generated approximately 43% of our total lift revenue for Fiscal 2017. In addition, our season pass products attract new guests to our mountain resorts and urban ski areas. Sales of season pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our mountain resorts and urban ski areas. Our season pass products range from providing access to one or a combination of our mountain resorts and urban ski areas to our Epic Pass which provides unrestricted access to all our mountain resorts and urban ski areas. All of our various season pass options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive season pass sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. Whistler Blackcomb, acquired in October 2016, is a world-renowned international skiing destination which receives more than two million skier visits each year. Stowe, acquired in June 2017, is the premier high-end ski resort for skiers and snowboarders on the East Coast, which draws visitors from New York City, Boston and the broader Northeast skier population. In June 2015, we acquired Perisher in Australia, which is also an important international market for ski resorts across the Northern Hemisphere, generating an estimated more than one million skier visits annually to resorts in North America, Japan and Europe. Additionally, our urban ski areas are strategically positioned near key U.S. population centers; Wilmot in Wisconsin near the Chicago and Milwaukee metropolitan areas, Afton Alps in Minnesota near Minneapolis/St. Paul and Mt. Brighton in Michigan near Detroit. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including popular night skiing, or on the weekends. Additionally, these cities offer major airports with routine direct flights to Denver, San Francisco and Salt Lake City.

We believe our strategy increases the value of our season pass products and dramatically enhances the connection between our destination mountain resorts, urban ski areas and key skier markets.

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
Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 190 dining venues at our mountain resorts and urban ski areas.

•	Retail/Rental
We have approximately 270 retail/rental locations specializing in sporting goods including ski, snowboard, golf and cycling equipment. In addition to providing a major retail/rental presence at each of our mountain resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado and California ski resorts, as well as the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer prime venues for selling our season pass products.

•	On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer, on-mountain recreational activities provide guests with a wide array of options including scenic chairlift and gondola rides; mountain biking; horseback riding; hiking; 4x4 Jeep tours; and our Epic Discovery program at Vail Mountain, Breckenridge and Heavenly. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

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

Lodging Segment

Our Lodging segment includes the following operations, which collectively offer a wide range of services to guests (additional property details provided in the table below and in Item 2. Properties):

•	Eight owned and twenty two managed properties, including those under our luxury hotel management company, RockResorts;

•	Managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah and British Columbia, Canada;

•	Two NPS concessionaire properties in and near Grand Teton National Park in Wyoming;

•	CME, a resort ground transportation company in Colorado; and

•	Company-owned mountain resort golf courses including five in Colorado and one in Wyoming and two Company-operated mountain golf courses, one in Lake Tahoe, California and one in Park City, Utah.

The Lodging segment currently includes approximately 4,700 owned and managed hotel rooms and condominium units. Additional property details on our portfolio of owned or managed luxury resort hotels and other hotels and properties are provided in the table below:

Name	Location	Own/Manage	Rooms/Units (1)
RockResorts:
The Lodge at Vail	Vail, CO	Own	170 (2)
The Arrabelle at Vail Square	Vail, CO	Own	99 (2)
The Pines Lodge	Beaver Creek, CO	Own	71 (2)
The Osprey at Beaver Creek	Beaver Creek, CO	Own	47 (2)
One Ski Hill Place	Breckenridge, CO	Manage	64

Other Hotels and Properties:
DoubleTree by Hilton Breckenridge	Breckenridge, CO	Own	208
The Keystone Lodge	Keystone, CO	Own	152
Village Hotel	Breckenridge, CO	Own	60
Ski Tip Lodge	Keystone, CO	Own	10
Vail Marriott Mountain Resort & Spa	Vail, CO	Manage	347
Austria Haus Hotel	Vail, CO	Manage	25
Mountain Thunder Lodge	Breckenridge, CO	Manage	78
Crystal Peak Lodge	Breckenridge, CO	Manage	23
Inn at Keystone	Keystone, CO	Manage	103
Grand Summit Hotel	Park City, UT	Manage	282
Silverado Lodge	Park City, UT	Manage	141
Sundial Lodge	Park City, UT	Manage	116
DoubleTree by Hilton Park City - The Yarrow	Park City, UT	Manage	182
Jackson Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	385
Colter Bay Village	Grand Teton Nat’l Pk., WY	Concessionaire Contract	166
Jenny Lake Lodge	Grand Teton Nat’l Pk., WY	Concessionaire Contract	37
Headwaters Lodge & Cabins at Flagg Ranch	Moran, WY	Concessionaire Contract	92

(1) Rooms/Units excludes approximately 1,800 managed condominium units.
(2) Includes individual owner units that are in a rental program managed by us.

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

Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 715,000 rooms at approximately 2,100 properties in the U.S. as of July 2017. For Fiscal 2017, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our mountain resorts, had an overall ADR of $245.31, a paid occupancy rate of 68.5% and revenue per available room (“RevPAR”) of $168.14, as compared to the upper upscale segment’s ADR of $181.17, a paid occupancy rate of 74.1% and RevPAR of $134.30. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

Competition
Competition in the hotel industry is generally based on quality and consistency of rooms, restaurants, meeting facilities and services, the attractiveness of locations, availability of a global distribution system and price. Our properties compete within their geographic markets with hotels and resorts that include locally-owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood’s Luxury Collection and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:

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

•
We have a central reservations system that leverages off of our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects at our owned properties completed over the past several years include extensive refurbishments and upgrades to the Colter Bay Village Cabins, DoubleTree by Hilton Breckenridge, and The Lodge at Vail. Additionally, we have completed guest room renovations at the Keystone Lodge and The Pines Lodge, and a restaurant renovation at The Arrabelle at Vail Square.

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

There are 417 areas within the National Park System covering approximately 84 million acres across the U.S. and its territories. Of the 417 areas, 59 are classified as National Parks. While there are more than 500 NPS concessionaires, ranging from small, privately-held businesses to large corporate conglomerates, we primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining NPS concessionaire agreements. The NPS uses “recreation visits” to measure visitation within the National Park System. In calendar year 2016, areas designated as National Parks received approximately 82.9 million recreation visits. Grand Teton National Park, which spans approximately 310,000 acres, had approximately 3.3 million recreation visits during calendar year 2016, or approximately 4.0% of total National Park recreation visits. Four full-service concessionaires provide accommodations within Grand Teton National Park, including GTLC. GTLC offers three lodging options within Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities which can accommodate up to 600 people; Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 337 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC’s accommodations within Grand Teton National Park operate near full capacity during their operating season.

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

The principal activities of our Real Estate segment include the sale of land parcels to third-party developers; the marketing and selling of remaining condominium units available for sale at the Ritz-Carlton Residences, Vail and One Ski Hill Place in Breckenridge, of which both projects had sold-out of available units as of July 31, 2017; and planning for future real estate development projects, including zoning and acquisition of applicable permits. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to the location of our real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk.

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

For our Lodging segment, we promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social and display), promotional programs and print media advertising. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining), all of which are designed to drive traffic to our websites and central reservations call center. Sales made through our websites and call center allow us to transact directly with our guests, enabling us to further expand our customer base for future analytics and marketing. Where appropriate, we market our resort properties in conjunction with our mountain resort marketing efforts.  Additionally, our individual hotels have active sales forces to generate conference and group business.

Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, golf (included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our resorts in our off-season. In addition, the operating results of Perisher, with its ski season from June through early October, partially counterbalance the concentration of our revenues during this seasonally low period.

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

Environmental Stewardship and Social Responsibility
Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world’s greatest natural environments, and we are compelled to care for and conserve them. Through our sustainability program, Epic Promise, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profits. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. In 2017, we launched Epic Promise for a Zero Footprint and committed to a net zero operating footprint by 2030. This commitment includes achieving zero net emissions by finding operational energy efficiencies and investing in renewable energy, zero waste to landfill by diverting 100 percent of waste from our operations and zero net operating impact to forests and wildlife habitat by restoring an acre of forest for every acre displaced by our operations. As a result of this new commitment, Vail Resorts was accepted as the first travel and tourism company into the RE100, a collaborative initiative uniting 102 global, influential businesses committed to 100 percent renewable electricity. In addition, we have partnered with several organizations to help raise resources for local environmental programs, including The Nature Conservancy, the National Forest Foundation, The Tahoe Fund, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We encourage our employees to help protect the environment and support their local community with over 20,000 volunteer hours donated annually. Our charitable giving focuses on supporting education and youth programs, encouraging innovation in, and implementation of, environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Finally, our EpicPromise Foundation (the “Foundation”), which was established in 2015, is a private charitable foundation funded by annual contributions from the Company and its employees. The Foundation supports all Vail Resorts’ employees and their families via grants for emergency relief and scholarships. For more information, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.

Employees
At fiscal year end, we employed approximately 5,900 year-round employees. During the height of our operating seasons, we employ approximately 27,600 additional seasonal employees. In addition, we employ approximately 400 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be good.

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

In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our mountain resorts and urban ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks, which we believe have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb® name and logo. The Company licenses the right to use the federally registered trademark Northstar California® from CLP Northstar, LLC.
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

We anticipate requesting a new SUP for each Forest Service Resort prior to its expiration date as provided by Forest Service regulations and the terms of each existing SUP. We are not aware of the Forest Service refusing to issue a new SUP to replace an expiring SUP for a ski resort in operation at the time of expiration. The Forest Service can also terminate a SUP if it determines that termination is required in the public interest. However, to our knowledge, no SUP has ever been terminated by the Forest Service over the opposition of the permit holder.

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

Master Development Plans

The 1986 Act requires a Master Development Plan (“MDP”) for each ski area that is granted a SUP, and all improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a MDP. MDPs describe the existing and proposed facilities, developments and area of activity within the permit area. We prepare MDPs, which set forth a conceptual overview of all potential projects at each resort. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable laws and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications and compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for our Forest Service Resorts from time to time. Recent amendments to our MDP have enabled Forest Service approval for our expanding four season recreation activities. For example, at Breckenridge Ski Resort, we obtained Forest Service approval to begin construction and operation of our Epic Discovery commencing in Summer 2017, and we have constructed a zip line, ropes course, climbing wall, hiking and environmental interpretive trails, as well as an observation tower.

Forest Plans

Operational and development activities on National Forest System lands at our four Colorado mountain resorts are subject to the additional regulatory and planning requirements set forth in the April 2002 Record of Decision (the “2002 ROD”) for the White River National Forest Land and Resources Management Plan (the “White River Forest Plan”). At Heavenly, operational and development activities on National Forest System lands are subject to the Lake Tahoe Basin Management Unit (“LTBMU”) Land and Resources Management Plan, which was adopted in 1988 (the “1988 Plan”). We have been working with the LTBMU for the past several years as it revises the 1988 Plan. That process was concluded this year and a new plan became effective in August of 2016. At Kirkwood, operational and development activities on National Forest System lands are subject to the Eldorado National Forest Land and Resources Management Plan, which was adopted in 1989. When approving our application for development, area expansion or other activities on National Forest System lands, the Forest Service must adhere to the applicable Forest Plan. Any such decision may be subject to judicial review in federal court if a party, with standing, challenges a Forest Service decision that applies the requirements of a Forest Plan at one of our Forest Service Resorts.

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

Although not governed by federal regulation, the Private Land Resorts may be governed by local laws and regulations. For example, specific projects and master development plans at Northstar require approval by Placer County, California, and site specific projects at Wilmot Mountain are approved by local townships and Kenosha County, Wisconsin pursuant to a conditional use permit and other operational licenses. Additionally, a portion of Park City is part of the Canyons Specially Planned Area (“SPA”) pursuant to a Summit County, Utah ordinance adopted in 1998, and a Development Agreement and Master Development Plan with affected property owners, developers and the county, the most recent versions of which were adopted in 1999. Other land use within the SPA is within the jurisdiction of Summit County, Utah. Land use at Park City is within the jurisdiction of Summit County, Utah and Park City Municipal Corporation. The portions of the resort located within Park City Municipal Corporation are subject to a Development Agreement with the municipality, the most recent version of which was entered into in 1998.

Whistler Blackcomb

Whistler Blackcomb Resort is made up of two mountains: Whistler Mountain and Blackcomb Mountain. Whistler Mountain and Blackcomb Mountain are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations. The relationship between Whistler Blackcomb and Her Majesty, the Queen in Right of British Columbia (the “Province”) is largely governed by Master Development Agreements (the “MDAs”) between the Province and Whistler Mountain Resort Limited Partnership (“Whistler LP”) with respect to Whistler Mountain, and between the Province and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”) with respect to Blackcomb Mountain. Together, Whistler LP and Blackcomb LP are referred to as the “Partnerships.”

The MDAs, which were entered into in February 2017, have a term of 60 years (expiring on February 23, 2077) and are replaceable for an additional 60 years by option exercisable by the Partnerships after the first 30 years of the initial term. In accordance with the MDAs, the Partnerships are obligated to pay annual fees to the Province at a rate of 2.0% of gross revenues related to the operation of certain activities at Whistler Blackcomb.

The MDAs require that each of the mountains be developed, operated and maintained in accordance with its respective master plan, which contains requirements as to matters such as trail design and development, passenger lift development and environmental concerns. The MDAs grant a general license to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of the Whistler Blackcomb Resort. The MDAs also provide for the granting of specific tenures of land owned by the Province to the Whistler LP or the Blackcomb LP, as applicable, by way of rights-of-way, leases or licenses. Each Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions. We are obligated to indemnify the Province from third-party claims arising out of our operations under the MDAs.

Stowe

Stowe operates on land that we own as well as land we lease from the State of Vermont. The land we own is on the Spruce Peak side of the resort while the land we lease from the State is located on Mt. Mansfield in the Mt. Mansfield State Forest. The initial ten year term of the lease commenced in June 1967, and the lease provides for eight separate ten year extension options. The current term of the lease extends through June 2027, and there are three remaining ten year extension options. The land can be used for the development and operation of a ski area including ski trails, ski lifts, warming shelters, restaurants and maintenance facilities. For use of the land under the lease, we pay a fee to the State of Vermont based on revenue for activities authorized by the lease, such as lift tickets, season passes, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of Vermont from third-party claims arising out of our operations under the lease.

Perisher

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

Forest & Range Practices Act
The Forest & Range Practices Act (“FRPA”) is the principal legislation that governs mountain resorts in British Columbia, including Whistler Blackcomb. The FRPA outlines how all forest and range practices and resource-based activities are to be conducted on Crown (Public) land in British Columbia, while ensuring protection of everything in and on the lands, such as plants, animals and ecosystems. All forest and range licensees' activities are governed by FRPA and its regulations during all stages of planning, road building, logging, and reforestation, including removing timber for ski trail development. The FRPA is mostly based on self-compliance and does not specifically express standards to ski area development.

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

State, Local and Other Regulations

Various federal, state, local and provincial regulations also govern our resort operations, including liquor licensing and food safety regulations applicable to our food and beverage operations and safety standards relating to our lift operations and heli-ski operations at Whistler Blackcomb. In addition, each resort is subject to and must comply with state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances, and wildlife, water and air quality regulations.

Specifically, in Vermont, the operations of Stowe are subject to Vermont’s state-wide Land Use and Development Act known as “Act 250.” Act 250, administered by the Vermont Agency of Natural Resources, regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources using ten criteria that are designed to safeguard the environment, community life and aesthetic character of Vermont.   Stowe has a Master Plan detailing the development considerations within the resort boundary. All projects within the resort’s Master Plan have completed or will need to complete the Act 250 review process at the project level.

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

Northstar obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with NCSD, we, through our lease with affiliates of EPR Properties, control surface water rights that we use for snowmaking. In addition, we have contractual rights to ground water from NCSD and from the adjacent Martis Camp residential development. We receive domestic water from NCSD and, for on-mountain facilities, from on-mountain wells and a series of significant near-surface springs.

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

Whistler Blackcomb receives water rights used for snowmaking through licenses from the Province which describe annual allowable volumes on a number of its mountain creeks, and Whistler Blackcomb typically uses only a small percentage of its licensed water. Whistler Blackcomb is subject to the Watershed Sustainability Act (“WSA”), which is the principal law for managing the diversion and use of water resources in British Columbia and is applicable to Whistler Blackcomb’s use of water for drinking consumption and snowmaking. The WSA requires Whistler Blackcomb to obtain certain approvals and conduct monitoring of its streams.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports, proxy statements and other information are available free of charge on our corporate website www.vailresorts.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information on our websites does not constitute part of this document. Materials filed with or furnished to the SEC are also made available on its website at www.sec.gov. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries. Economic conditions currently present or recently present in North America, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and are adversely affected by economic slowdown or recession. This could further be exacerbated by the fact that we charge some of the highest prices for our lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar, it could impact the volume of international visitation.

We are vulnerable to unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to obtain access to our mountain resorts. In the past 20 years, our North American mountain resorts have averaged between 20 and 39 feet of annual snowfall, which is significantly in excess of the average for North American ski resorts. However, there can be no assurance that our resorts will receive seasonal snowfalls near their historical average in the future. For example, we experienced very poor conditions in the Lake Tahoe region during the 2012/2013, 2013/2014 and 2014/2015 North American ski seasons and experienced historic low snowfall across all our U.S. resorts during the 2011/2012 ski season. Past snowfall levels or consistency of snow conditions can impact the levels of sales of season passes. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. Additionally, the potential effects of climate change could have a material adverse effect on our results of operations as warmer overall temperatures would likely adversely affect skier visits and our revenue and profits. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.
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

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. In particular, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for Perisher, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September while the remainder of the year results in operating losses. Revenue and profits generated by Perisher, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2017, 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes (which for Fiscal 2017 accounted for approximately 43% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).
In the fall of 2011, the Ski Area Recreational Opportunity Enhancement Act was enacted into law which clarifies that the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. As such, this allows and will continue to allow our mountain resorts on Forest Service land to offer more summer-season recreational opportunities, including our Epic Discovery program that we have launched at Heavenly, Vail and Breckenridge. We anticipate that once these summer activities mature, and with the addition of Whistler Blackcomb’s robust summer activities, we could realize substantial incremental summer guest visitation and revenue. However, our summer activities may not generate the projected revenue and profit margins we expect, and even if our future plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

We face significant competition. The ski resort and lodging industries are highly competitive. The number of U.S. skier visits has generally ranged between 51 million and 61 million annually over the last decade, with approximately 54.8 million visits for the 2016/2017 U.S. ski season. There are approximately 480 ski areas in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
There are many competing options for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest, Southwest and British Columbia, Canada, and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.
RockResorts hotels, our other hotels and our property management business compete with numerous other hotel and property management companies that may have greater financial resources than we do and they may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than us.

The high fixed cost structure of mountain resort operations can result in significantly lower margins if revenues decline. The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use fees and other resort related fees; credit card fees; retail/rental cost of sales; labor; and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, property taxes, minimum lease payments and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures. We regularly expend capital to construct, maintain and renovate our mountain resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. We anticipate that resort capital expenditures will be approximately $103 million for calendar year 2017, which excludes anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb. In addition, we expect to spend approximately $17 million in calendar year 2017 for maintenance and discretionary projects at Whistler Blackcomb and an additional $17 million in capital during calendar year 2017 for the Whistler Blackcomb integration. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain federal, state, local and foreign authorities, including the Forest Service, the Province of British Columbia, U.S. Army Corps of Engineers, the State of Vermont, NPS and the OEH, an agency of the New South Wales government. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Heavenly, Kirkwood and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire December 31, 2029 for Breckenridge; December 1, 2031 for Vail Mountain; December 31, 2032 for Keystone; November 8, 2039 for Beaver Creek; May 1, 2042 for Heavenly; and, March 1, 2052 for Kirkwood. The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. Additionally, our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. Stowe is partially located on land we lease from the State of Vermont and we are required to seek approval from the State of Vermont for certain developments and improvements made to the resort. Our Northstar and Park City resorts are conducted pursuant to long-term leases with third parties who require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063 and allows for six 50-year renewal options. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Additionally, GTLC and Flagg Ranch operate under concessionaire agreements with the NPS that expire on December 31, 2021 and October 31, 2026, respectively. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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

We are subject to extensive environmental and health and safety laws and regulations in the ordinary course of business. Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act or the Australian EPA Act, as applicable. The NEPA and CEQA require the Forest Service, or other governmental entities, to study any proposal for potential environmental impacts and include various alternatives in its analysis. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business. We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings.
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

We are subject to risks associated with our workforce, including increased labor costs. We are subject to various federal, state and foreign laws governing matters such as minimum wage requirements, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Labor costs and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages and increased employee turnover and health care mandates could also increase our labor costs and labor-related benefits. As minimum wage rates increase, including further potential federal and state legislative changes to the minimum wage rate (for example, the recent California legislation increasing minimum wage), we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above the minimum wage. Additionally, new regulations governing the payment of overtime for salaried employees may be implemented, and we may incur additional costs to comply with the revised rules. From time to time, we have also experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations.

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

Our acquisitions, including Whistler Blackcomb, Stowe or future acquisitions, might not be successful. We have acquired certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot assure you that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

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

We have recently acquired companies that were not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and, therefore, they may lack the internal controls of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley. We have recently acquired companies that were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2017 did not include the internal controls of Whistler Blackcomb and Stowe, both of which were acquired during our fiscal year ended July 31, 2017 and will be included in our assessment of and conclusion on the effectiveness of our internal control over financial reporting for the fiscal year ending July 31, 2018.

Although our management will continue to review and evaluate the effectiveness of our internal controls in light of these acquisitions, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiencies or material weaknesses in the internal control structure of our acquired businesses may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

Our international operations subject us to additional risks. As a result of the acquisitions of Perisher and Whistler Blackcomb and potential future international acquisitions, we have larger operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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
Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. We are exposed to currency translation risk because the results of Whistler Blackcomb and Perisher are reported in their local currencies, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar, Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as Whistler Blackcomb and Perisher grow and if we acquire other international resorts.

We are subject to accounting and tax regulations and use certain estimates and judgments that may differ significantly from actual results, including adverse determinations by tax authorities. Implementation of existing and future legislation, rulings, standards and interpretations from the Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of our financial statements and related disclosures or could adversely impact our cash flows. Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change an investor’s interpretation or perception of our financial position and results of operations.

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

We are subject to taxes in multiple jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.

We are also subject to the examination of tax returns and other tax matters by the U.S. Internal Revenue Service (the "IRS") and other tax authorities and governmental bodies. We regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

•	additions or departures of key personnel;

•	future sales of our securities;

•	trading and volume fluctuations;

•	other risk factors as discussed herein; and

•	other unforeseen events.
Stock markets in the U.S. have often experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions including acts of terrorism, military conflicts, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock. On March 9, 2017, our Board of Directors approved an increase to our quarterly cash dividend to $1.053 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of the Seventh Amended and Restated Credit Agreement (“Vail Holdings Credit Agreement”). Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Vail Holdings Credit Agreement, any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. As of July 31, 2017, we had $1,276.5 million of outstanding indebtedness, which includes $328.8 million for the Canyons Lease obligation. This amount also consists of $721.9 million of borrowings from the term loan facility under the Vail Holdings Credit Agreement used to pay the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, $50.0 million borrowings under the revolver portion of the Vail Holdings Credit Agreement, and $113.1 million of borrowings under Whistler Blackcomb’s credit facility, which we assumed as party of our acquisition of Whistler Blackcomb. Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, currently bear interest at a rate of LIBOR plus 1.25% on an annual basis. Interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $312.8 million as of July 31, 2017. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

There are restrictions imposed by the terms of our indebtedness. The operating and financial restrictions and covenants in our credit agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests. For example, the credit agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
In addition, there can be no assurance that we will meet the financial covenants contained in our credit agreements. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our senior credit facility, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the senior credit facility and our other debt. Our indebtedness may then become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.  In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2017, the Company has repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of July 31, 2017, 2,063,706 shares remained available to repurchase under the existing share repurchase program which has no expiration date.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year-end:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices

Location	Ownership	Use
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis facilities, dining and real estate held for sale or development
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Northstar California Resort, CA (7,200 acres)	Leased (1)	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased (1)	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Park City Mountain, UT (8,900 acres)	Leased (2)
Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)

Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed (3)	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices and commercial space
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 250 rental and retail stores (of which 140 stores are currently held under lease) for recreational products, and 3 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Mt. Mansfield, VT (approximately 1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities

Location	Ownership	Use
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA (4)	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

Many of our properties are used across all segments in complementary and interdependent ways.

(1)    The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties under operating leases which were assumed by us. The leases provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, the leases provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. The initial term of the leases expires in fiscal 2027, and is subject to three 10-year renewal options.

(3)    The operations of portions of Park City are conducted pursuant to a long-term lease on land and with certain operating assets owned by TCFC LeaseCo, LLC and TCFC PropCo, LLC. The lease provides for the payment of a minimum annual base rent with periodic increases in base rent over the lease term and participating contingent payments of a percentage of the amount by which EBITDA for resort operations exceeds certain thresholds, also subject to periodic increases over the lease term. The initial term of the lease expires in fiscal 2063 and is subject to six 50-year renewal options. Additionally, in connection with the lease, we entered into certain ancillary agreements with third parties, including leases and easements, allowing for various resort operations.

(4)    The operations of Perisher are conducted pursuant to a long-term lease and license of land and certain improvements owned by the government of New South Wales within Kosciuszko National Park pursuant to the National Parks and Wildlife Act of 1974. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments of a percentage of certain gross revenue, remittance of park user fees and certain other charges, also subject to periodic increases over the term. The initial term of the lease and license expires in 2048 and is subject to one 20-year renewal option.

(4)    Whistler Mountain and Blackcomb Mountain are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations. The relationship between Whistler Blackcomb and the Province is largely governed by MDAs between the Province and Whistler LP with respect to Whistler Mountain, and between the Province and Blackcomb LP with respect to Blackcomb Mountain.

ITEM 3.	LEGAL PROCEEDINGS.

In May 2016, Kirkwood received a Notice of Violation (“NOV”) from the State of California Central Valley Regional Water Quality Control Board (the “Regional Water Board”) regarding the disposition of asphalt grindings used in parking lot surfacing in and around Kirkwood Creek.  We are in the information gathering stage and are cooperating with the Regional Water Board staff and the California Department of Fish and Wildlife (“CDFW”) to satisfactorily resolve the matters identified in the NOV.

In August 2017, Kirkwood executed a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   The Stipulated Order has been noticed for a 30-day public comment period and is subject to approval by the Regional Water Board.  If approved, Kirkwood will be responsible to pay monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.   All of these amounts will be paid by third-party insurance.   The remediation work required by the Stipulated Order and as may be requested by the agencies may continue into calendar year 2018.

We do not expect the resolution of the above item to have a material impact on our results of operations or cash flows.

We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for loss contingencies for all known matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected, individually or in the aggregate, to have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 25, 2017, 40,019,342 shares of common stock were outstanding, held by approximately 300 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the NYSE and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2017
July 31, 2017	$215.82	$197.11	$1.053
April 30, 2017	$200.92	$170.94	$1.053
January 31, 2017	$172.32	$153.66	$0.81
October 31, 2016	$162.95	$142.04	$0.81
Fiscal Year 2016
July 31, 2016	$145.38	$124.00	$0.81
April 30, 2016	$135.98	$114.86	$0.81
January 31, 2016	$133.59	$112.75	$0.6225
October 31, 2015	$116.52	$100.50	$0.6225

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2017, our Board of Directors approved a 30% increase to our quarterly cash dividend to an annual rate of $4.212 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of our Seventh Amended and Restated Credit Facility, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”). Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in the Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of the year ended July 31, 2017 (“Fiscal 2017”). The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of this stock repurchase program through July 31, 2017, the Company has repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of July 31, 2017, 2,063,706 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph
The total return graph above is presented for the period from the end of our 2012 fiscal year through the end of Fiscal 2017. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for Fiscal 2017, the year ended July 31, 2016 (“Fiscal 2016”) and the year ended July 31, 2015 (“Fiscal 2015”) and as of July 31, 2017 and 2016 should be read in conjunction with the Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. The table presented below is unaudited. The data presented below is in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), average daily rate (“ADR”) and revenue per available room (“RevPAR”) amounts.

	Year Ended July 31,
	2017(1)	2016(1)	2015(1)	2014(1)	2013(1)
Statement of Operations Data:
Total net revenue	$1,907,218	$1,601,286	$1,399,924	$1,254,646	$1,120,797

Total segment operating expense	1,322,841	1,152,496	1,058,432	994,174	896,609

Other operating expense	(205,121)	(165,811)	(130,979)	(143,209)	(127,235)
Other expense	(30,807)	(40,360)	(61,185)	(73,191)	(37,724)
Income before provision for income taxes	$348,449	$242,619	$149,328	$44,072	$59,229
Net Income and Dividends:
Net income	$231,718	$149,454	$114,610	$28,206	$37,610
Net income attributable to Vail Resorts, Inc.	$210,553	$149,754	$114,754	$28,478	$37,743
Diluted net income per share attributable to Vail Resorts, Inc.	$5.22	$4.01	$3.07	$0.77	$1.03
Cash dividends declared per share	$3.726	$2.865	$2.075	$1.245	$0.79
Other Data:
Mountain
Skier visits(2)	12,047	10,032	8,466	7,688	6,977
ETP (3)	$67.93	$65.59	$63.37	$58.18	$56.02
Lodging
ADR(4)	$302.80	$280.38	$270.84	$257.14	$253.91
RevPAR(5)	$127.95	$122.61	$112.67	$100.57	$91.76
Real Estate
Real estate held for sale and investment(6)	$103,405	$111,088	$129,825	$157,858	$195,230
Other Balance Sheet Data
Cash and cash equivalents(7)	$117,389	$67,897	$35,459	$44,406	$138,604
Total assets (8)	$4,110,718	$2,482,018	$2,487,292	$2,169,552	$2,300,617
Long-term debt, net (including long-term debt due within one year)	$1,272,421	$700,263	$814,501	$622,325	$789,242
Net Debt (9)	$1,155,032	$632,366	$779,042	$577,919	$650,638
Total Vail Resorts, Inc. stockholders’ equity	$1,571,156	$874,540	$866,568	$820,843	$823,868

Footnotes to Selected Financial Data:

(1)
We have made several mountain resort acquisitions during the past five years, which impacts comparability between years, including Stowe (acquired June 2017); Whistler Blackcomb (acquired in October 2016); Perisher (acquired in June 2015); Park City Mountain Resort (acquired in September 2014) and Canyons (transaction entered into in May 2013).

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

(8)
We adopted a new accounting pronouncement as of July 31, 2016, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This adoption was applied prospectively and, as such, prior periods have not been adjusted.

(9)	Net Debt, a non-GAAP financial measure, is defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense; and for the Mountain segment, plus segment equity investment income, plus gain on litigation settlement; and for the Real Estate segment, plus gain on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity defined under generally accepted accounting principles (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt, net.

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Because Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Resort Reported EBITDA, Total Reported EBITDA and Net Debt, as presented herein, may not be comparable to other similarly titled measures of other companies. In addition, our segment Reported EBITDA (i.e. Mountain, Lodging and Real Estate), the measure of segment profit or loss required to be disclosed in accordance with GAAP, may not be comparable to other similarly titled measures of other companies.

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 85%, 14% and 1%, respectively, of our net revenue for Fiscal 2017.

Mountain Segment
The Mountain segment is comprised of the operations of eleven mountain resort properties and three urban ski areas including:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Park City Resort (“Park City”)	Utah
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
10.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
11.	Stowe Mountain Resort (“Stowe”)	Vermont
Urban Ski Areas (“Urban”):		Location:
1.	Wilmot Mountain (“Wilmot”)	Wisconsin
2.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
3.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and Urban ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts were open for business for the 2016/2017 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 51%, 50% and 49% of Mountain segment net revenue for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests to our U.S. mountain resorts is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“Local”) guests. For the 2016/2017 U.S. ski season, Destination guests comprised approximately 61% of our U.S. mountain resort skier visits, while Local guests comprised approximately 39% of our U.S. mountain resort skier visits, which compares to approximately 58% and 42%, respectively, for the 2015/2016 U.S. ski season and 59% and 41%, respectively, for the 2014/2015 U.S. ski season.

Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather but may be more impacted by adverse economic conditions or the global geopolitical climate. Local guests tend to be more value-oriented and weather sensitive. We offer a variety of season pass products for all of our mountain resorts and Urban ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and, provides cash flow in advance of winter season operations. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statement of Operations ratably throughout the ski season.

As a result of the acquisition of Whistler Blackcomb, lift revenue includes certain products that were not available for sale in the prior comparative periods, primarily Whistler Blackcomb season passes and EDGE Cards. EDGE Cards are products, exclusively available to Canadian, Washington State and Oregon residents that allow these guests to purchase lift access in advance of visitation, usually at a discounted price, and are available for sale throughout the ski season unlike our Epic Season Pass program, which generally requires a commitment in advance of the ski season. Accordingly, lift revenue consists of season pass and certain EDGE Card lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). Approximately 43%, 40% and 40% of total lift revenue was derived from pass revenue for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including Grand Teton Lodging Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and, (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units) proximate to our mountain resorts as well as CME is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenue from our lodging properties (including managed condominium units) proximate to our mountain resorts represented approximately 68%, 69% and 70% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

Real Estate Segment
The principal activities of our Real Estate segment include the sale of land parcels to third-party developers and planning for future real estate development projects, including zoning and acquisition of applicable permits. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. Additionally, real estate development projects by third-party developers most often result in the creation of certain resort assets that provide additional benefit to the Mountain segment. We believe that, due to our low carrying cost of real estate land investments, we are well situated to promote future projects by third-party developers while limiting our financial risk. Our revenue from the Real Estate segment and associated expense can fluctuate significantly based upon the timing of closings and the type of real estate being sold, causing volatility in the Real Estate segment’s operating results from period to period.

Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of season pass products prior to the beginning of the ski season, resulting in a more stabilized stream of lift revenue. Additionally, our season pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominantly prior to the start of the ski season. In March 2017, we began our pre-season pass sales program for the 2017/2018 North American ski season. Through September 24, 2017, pre-season pass sales for the upcoming 2017/2018 North American ski season have increased approximately 17% in units and increased approximately 23% in sales dollars, compared to the prior year period ended September 25, 2016, including Whistler Blackcomb and Stowe pass sales in both periods, adjusted to eliminate the impact of foreign currency by applying current period exchange rates to the prior period. However, we cannot predict if this favorable trend will continue for the entire duration of the fall 2017 North American pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift revenue for the 2017/2018 North American ski season.

•
On October 17, 2016, the Company, through its wholly-owned Canadian subsidiary (“Exchangeco”), acquired all of the outstanding common shares of Whistler Blackcomb for aggregate consideration to Whistler Blackcomb shareholders of approximately $1.09 billion, consisting of (i) approximately C$673.8 million in cash (or C$17.50 per Whistler Blackcomb share), (ii) 3,327,719 shares of our common stock, and (iii) 418,095 shares of Exchangeco (the “Exchangeco Shares”). The cash purchase consideration portion was funded through borrowings from an incremental term loan under our Seventh Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). Whistler Blackcomb, through a 75% ownership interest in Whistler Mountain Resort Limited Partnership and a 75% ownership interest in Blackcomb Skiing Enterprises Limited Partnership, collectively (the “WB Partnerships”), operates a four season mountain resort that features two adjacent and integrated mountains, Whistler Mountain and Blackcomb Mountain. The remaining 25% ownership interest in each of the WB Partnerships is held by Nippon Cable, an unrelated party to Vail Resorts. We expect that Whistler Blackcomb will significantly contribute to our results of operations; however, we cannot predict whether we will realize all of the expected synergies from the combination of the operations of Whistler Blackcomb nor can we predict all the resources required to integrate Whistler Blackcomb operations and the ultimate impact Whistler Blackcomb will have on our future results of operations.

The estimated fair values of assets acquired and liabilities assumed in the Whistler Blackcomb acquisition are substantially complete and are based on the information that was available as of the acquisition date. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, we are obtaining additional information necessary to finalize those estimated fair values. Therefore, the measurements of estimated fair value reflected within the Consolidated Balance Sheets as of July 31, 2017 and their associated impact to our Consolidated Statements of Operations are subject to change.

•
In Fiscal 2017, our lift revenue was favorably impacted by non-pass price increases at our mountain resorts that were implemented for the 2016/2017 North American ski season. Non-pass prices for the 2017/2018 North American ski season have not yet been finalized; and, as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2017 results for our Mountain segment showed strong improvement over Fiscal 2016 largely due to strong pass sales growth for the 2016/2017 North American ski season and the incremental operating results from the Whistler Blackcomb acquisition, as discussed above. However, our Fiscal 2017 results were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts, which drove lower skier visitation during the early ski season compared to Fiscal 2016. We cannot predict whether our resorts will experience normal snowfall conditions for the upcoming 2017/2018 North American ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Key U.S. economic indicators have remained steady in 2017, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2017/2018 U.S. ski season.

•
On June 7, 2017, we acquired Stowe mountain resort in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of $40.9 million, subject to certain adjustments as provided in the purchase agreement. We acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). We expect that Stowe will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stowe and the ultimate impact Stowe will have on our future results of operations.

•
As of July 31, 2017, we had $117.4 million in cash and cash equivalents, as well as $280.2 million available under the revolver component of the Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $50.0 million and certain letters of credit outstanding of $69.8 million). Additionally, in October 2016 we amended our Vail Holdings Credit Agreement to provide for an incremental term loan of $509.4 million, for a total term loan amount outstanding of $750.0 million, to fund the cash portion of the Whistler Blackcomb acquisition. Also, we assumed in the Whistler Blackcomb acquisition a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2017, we had C$158.0 million ($126.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($240.7 million) less outstanding borrowings of C$141.0 million ($113.2 million) and a letter of credit outstanding of C$1.0 million ($0.8 million)).

We believe that the terms of our Vail Holdings Credit Agreement allows for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend.

•
As a result of the adoption of revised accounting guidance related to employee stock compensation during the first quarter of fiscal 2018, our provision for income taxes may change materially based on our closing stock price at the time stock-compensation awards vest or are exercised, depending on the nature of the award. A significant portion of our outstanding awards are significantly in-the-money based on our current stock price, and, to the extent exercised, could reduce our provision for income taxes. The aggregate intrinsic value of stock appreciation awards (“SAR”) exercisable as of July 31, 2017 was approximately $323.0 million with a weighted-average remaining contractual term of 3.7 years. The actual number of shares issuable upon exercise of SARs, after deducting shares withheld to pay employee taxes, as well as the incremental tax benefit for us, would vary depending on the stock price at the time of exercise and the amount of SARs that are exercised. We expect that holders of stock-compensation awards will exercise their awards before the expiration date of the awards. Depending on the amount of SARs exercised in fiscal 2018 and the then-current stock price, it is possible that such exercises could result in a material reduction to our provision for income taxes and could have a material favorable impact on our diluted net income per share attributable to Vail Resorts, Inc. As an example, assuming the new accounting guidance was in effect as of July 31, 2017 and that the outstanding SARs expiring prior to July 31, 2019 were exercised at the market closing price on July 31, 2017, this illustrative example would have resulted in a reduction to our provision for income taxes by approximately $45.0 million, resulting in an increase to diluted net income per share attributable to Vail Resorts, Inc. of approximately $1.10. Based on the assumptions above, we estimate that for every $5.00 per share change in our stock price there would be a corresponding change to our provision for income taxes of approximately $1.0 million. In addition, it is possible that SAR exercises could have a material impact on our “earnings and profits” and could result in a portion of dividend payments being considered a return of capital for stockholder tax purposes. The foregoing effects depend on, among other things, the stock price on the date of exercise and the number of SARs, if any, that are exercised.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2017, Fiscal 2016 and Fiscal 2015 (in thousands):

	Year Ended July 31,
	2017	2016	2015
Mountain Reported EBITDA	$566,338	$424,415	$344,104
Lodging Reported EBITDA	27,087	28,169	21,676
Resort Reported EBITDA	$593,425	$452,584	$365,780
Real Estate Reported EBITDA	$(399)	$2,784	$(6,915)
Income before provision for income taxes	$348,449	$242,619	$149,328
Net income attributable to Vail Resorts, Inc.	$210,553	$149,754	$114,754

A discussion of segment results, including reconciliations of segment Reported EBITDA to net income attributable to Vail Resorts, Inc., and other items can be found below.

The sections titled “Fiscal 2017 compared to Fiscal 2016” and “Fiscal 2016 compared to Fiscal 2015” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2017 to Fiscal 2016 and Fiscal 2016 to Fiscal 2015, respectively, unless otherwise noted.

Mountain Segment
Mountain segment operating results for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2017	2016	2015	2017/2016	2016/2015
Mountain net revenue:
Lift	$818,341	$658,047	$536,458	24.4%	22.7%
Ski school	177,748	143,249	126,206	24.1%	13.5%
Dining	150,587	121,008	101,010	24.4%	19.8%
Retail/rental	293,428	241,134	219,153	21.7%	10.0%
Other	171,682	141,166	121,202	21.6%	16.5%
Total Mountain net revenue	1,611,786	1,304,604	1,104,029	23.5%	18.2%

Mountain operating expense:
Labor and labor-related benefits	403,020	338,250	291,582	19.1%	16.0%
Retail cost of sales	112,902	93,946	87,817	20.2%	7.0%
Resort related fees	83,503	68,890	59,685	21.2%	15.4%
General and administrative	199,582	173,640	147,272	14.9%	17.9%
Other	248,324	206,746	190,791	20.1%	8.4%
Total Mountain operating expense	1,047,331	881,472	777,147	18.8%	13.4%
Gain on litigation settlement	—	—	16,400	—%	(100.0)%
Mountain equity investment income, net	1,883	1,283	822	46.8%	56.1%
Mountain Reported EBITDA	$566,338	$424,415	$344,104	33.4%	23.3%
Total skier visits	12,047	10,032	8,466	20.1%	18.5%
ETP	$67.93	$65.59	$63.37	3.6%	3.5%

Certain Mountain segment operating expenses presented above for Fiscal 2016 and Fiscal 2015 have been reclassified to conform to the presentation for Fiscal 2017.

Mountain Reported EBITDA includes $15.0 million, $13.4 million and $11.8 million of stock-based compensation expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Fiscal 2017 compared to Fiscal 2016
The results reflect an increase in Mountain Reported EBITDA of $141.9 million, or 33.4%, due primarily to the operations of Whistler Blackcomb, which is included in our consolidated results prospectively from the acquisition date (acquired in October 2016), partially offset by $10.8 million of acquisition and integration related expenses. Additionally, Stowe was acquired in June 2017 and their off-season operations are included in our consolidated results prospectively from the acquisition date. Excluding acquisition and integration related expenses and the operations of Whistler Blackcomb and Stowe, Mountain Reported EBITDA increased 9.1%. Our results reflect strong U.S. season pass sales growth for the 2016/2017 North American ski season. However, our Fiscal 2017 results were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts which drove lower skier visitation during the early ski season.

Lift revenue increased $160.3 million, or 24.4%, primarily due to incremental lift revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, total lift revenue increased 6.4% of which non-pass revenue decreased 1.5% and pass revenue increased 18.3%. The decrease in non-pass revenue, excluding Whistler Blackcomb, was primarily the result of a decrease in non-pass skier visitation to our U.S. resorts, primarily due to continued shifting of Destination guests to season passes and poor early season conditions in Colorado, partially offset by an increase in ETP excluding season pass holders of 6.5%. The increase in pass revenue, excluding Whistler Blackcomb, was due to a combination of both an increase in pricing and units sold and was favorably impacted by increased pass sales to Destination guests. The change in total ETP was negatively impacted by the inclusion of Whistler Blackcomb’s ETP in our Fiscal 2017 results, which was lower on a U.S. dollar basis than the Company average. Total ETP, excluding Whistler Blackcomb, increased $7.49, or 11.4%, due primarily to price increases in both our lift ticket products at our

U.S. mountain resorts and season pass products, and lower average visitation by U.S. season pass holders during the 2016/2017 U.S. ski season as compared with the 2015/2016 U.S. ski season.

Ski school revenue increased $34.5 million, or 24.1%, primarily due to incremental ski school revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, ski school revenue increased 2.7%, primarily due to increases in pricing. Dining revenue increased $29.6 million, or 24.4%, due to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, dining revenue increased 0.6%.

Retail/rental revenue increased $52.3 million, or 21.7%, primarily due to incremental retail/rental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb, retail revenue increased 2.1% and rental revenue increased 0.8%. The increase in retail revenue was primarily attributable to strong sales at pre-ski season sales events at our stores in Colorado and higher sales volumes at stores proximate to our Tahoe and Park City resorts.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also is comprised of Perisher lodging and transportation revenue. For Fiscal 2017, other revenue increased $30.5 million, or 21.6%, primarily attributable to incremental revenue from Whistler Blackcomb. Excluding Whistler Blackcomb and Stowe, other revenue increased 2.2% primarily due to an increase in summer activities revenue from our U.S. mountain resorts, including the expansion of our on-mountain Epic Discovery summer activities offerings.

Operating expense for Fiscal 2017 increased $165.9 million, or 18.8%, which was primarily attributable to incremental operating expenses from Whistler Blackcomb, as well as $10.8 million of acquisition and integration related expenses. Excluding incremental operating expenses of Whistler Blackcomb and Stowe and acquisition and integration related activities, operating expense increased 1.7%.

The following discussion provides information about the changes in operating expenses for Fiscal 2017, excluding acquisition and integration related expenses and the operations of Whistler Blackcomb and Stowe. Labor and labor-related benefits increased 2.8% primarily due to normal wage adjustments and increased staffing levels at our U.S. resorts to support the expansion of our on-mountain Epic Discovery summer activities offerings, partially offset by lower performance-based variable compensation. Retail cost of sales increased 1.3%, compared to an increase in retail sales of 2.0%. Resort related fees increased 3.5% due to overall increases in revenue upon which those fees are based. General and administrative expense increased 1.3% due to increased corporate overhead costs. Other expense decreased 0.2% primarily due to decreased professional services expense and repairs and maintenance expense, partially offset by increased rent expense and utilities expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Fiscal 2016 compared to Fiscal 2015
Fiscal 2016 results reflect an increase in Mountain Reported EBITDA of $80.3 million, or 23.3%. This increase was primarily due to strong U.S. pass sales growth for the 2015/2016 U.S. ski season; a strong rebound at our Tahoe resorts; continued growth at our Colorado resorts and Park City; strong ancillary guest spending for ski school, dining and retail/rental operations; as well as the addition of a full year of Perisher results (acquired in June 2015). Our Tahoe resorts saw a significant increase in skier visitation during the 2015/2016 U.S. ski season, primarily as a result of improved weather conditions and snowfall in the Tahoe region compared to Fiscal 2015. Our Colorado resorts and Park City realized strong increases in skier visitation during Fiscal 2016 compared to Fiscal 2015. We believe the increase at Park City is due in part to the significant capital improvements we made at the resort, including connecting Park City Mountain Resort and Canyons into the largest resort in the U.S., and our marketing efforts surrounding the investments and connection. Mountain Reported EBITDA for Fiscal 2016 was also positively impacted by the addition of Perisher (acquired in June 2015), which has its operating season from June through early October; increased summer activities revenue; and the lack of acquisition and integration related expenses and litigation expenses incurred during Fiscal 2015 related to Park City and Perisher. These favorable impacts were partially offset by a modest decline in international visitation to our U.S. mountain resorts during the 2015/2016 U.S. ski season and the $16.4 million non-cash gain on the Park City litigation settlement recognized during Fiscal 2015. The non-cash gain on the Park City litigation (which was recorded separately from our acquisition of Park City Mountain Resort) represents the estimated fair value of the settlement, which we obtained the right to in the acquisition of Canyons resort in fiscal 2013 (the “Canyons transaction”), from the Canyons transaction date of May 29, 2013 to the Park City Mountain Resort acquisition date.

Lift revenue increased $121.6 million, or 22.7%, which includes $24.0 million of incremental lift revenue from Perisher. U.S. non-pass revenue increased $58.7 million, or 18.9%, and U.S. pass revenue increased $38.9 million, or 18.1%. The increase in U.S. non-pass revenue was primarily the result of an increase in the ETP excluding season pass holders of 9.8%, along with higher visitation at our Tahoe resorts and Park City. The increase in U.S. pass revenue was due to a combination of both an increase in units sold and pricing, and was favorably impacted by increased pass sales to Destination guests. Total ETP increased $2.22, or 3.5%, due primarily to price increases in both our lift ticket products and season pass products, partially offset by higher average visitation by season pass holders during the 2015/2016 ski season as compared with the 2014/2015 ski season.

Ski school revenue increased $17.0 million, or 13.5%, primarily as a result of increases in ski school revenue at our Colorado, Tahoe and Park City resorts, which were attributable to overall increases in skier visitation and pricing, as well as incremental ski school revenue from Perisher.

Dining revenue increased $20.0 million, or 19.8%, which was primarily attributable to overall increases in skier and summer visitation at our U.S. mountain resorts combined with incremental Perisher dining revenue. Additionally, dining revenue benefited from the earlier opening of terrain and on-mountain dining facilities at our Tahoe resorts, and from both the opening of a new on-mountain dining venue and upgrades of existing on-mountain dining venues at Park City.

Retail/rental revenue increased $22.0 million, or 10.0%, due to an increase in retail sales of $13.0 million, or 8.2%, and an increase in rental revenue of $9.0 million, or 15.3%. The increase in retail revenue was primarily attributable to an increase in sales volume at stores proximate to our Tahoe resorts and in the San Francisco Bay Area due to improved weather conditions and snowfall in the Tahoe region and incremental retail revenue from Perisher. The increase in rental revenue was primarily due to stores proximate to our mountain resorts in Tahoe and Colorado which experienced higher volumes due to increased overall skier visitation and incremental rental revenue from Perisher.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also is comprised of Perisher lodging and transportation revenue. For Fiscal 2016, other revenue increased $20.0 million, or 16.5%, primarily attributable to incremental revenue from Perisher; increases in summer activities revenue from improved summer visitation at both our Colorado and Tahoe mountain resorts, including the expansion of our on-mountain Epic Discovery summer activities offerings; increases in marketing revenue due to higher revenue from our strategic partner; and higher base area services and parking revenue due to increased visitation.

Operating expense for Fiscal 2016 increased $104.3 million, or 13.4%, which includes incremental operating expenses from Perisher of $34.0 million. Additionally, Fiscal 2016 operating expenses were favorably impacted by the lack of acquisition and integration related expenses and litigation expenses of $11.2 million incurred in Fiscal 2015 related to Park City and Perisher. Excluding Perisher incremental operating expenses and acquisition and integration related expenses and litigation expenses related to Park City and Perisher, operating expenses increased $81.5 million, or 10.7%.

The following discussion provides information about the changes in operating expenses for Fiscal 2016, excluding the operations of Perisher, and Park City and Perisher acquisition and integration related expenses and litigation expenses from Fiscal 2015. Labor and labor-related benefits increased $33.1 million, or 11.5%, due to wage adjustments; increased staffing levels to support higher volumes primarily in ski school, mountain operations and on-mountain dining; and increased performance-based variable compensation. Retail cost of sales increased $5.6 million, or 6.4%, compared to an increase in retail revenue of $11.9 million, or 7.5%. Resort related fees increased $9.2 million, or 15.6%, due to overall increases in revenue upon which those fees are based. General and administrative expense increased $22.1 million, or 15.1%, primarily due to higher Mountain segment component of corporate overhead costs, including increased sales and marketing expense and performance-based variable compensation. Other expense increased $11.5 million, or 6.4%, primarily due to increases in repairs and maintenance, supplies, food and beverage cost of sales commensurate with increases in dining revenue, and rent expense, partially offset by lower fuel expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment
Lodging segment operating results for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2017	2016	2015	2017/2016	2016/2015
Lodging net revenue:
Owned hotel rooms	$63,939	$63,520	$57,916	0.7%	9.7%
Managed condominium rooms	65,694	61,934	58,936	6.1%	5.1%
Dining	48,449	49,225	46,209	(1.6)%	6.5%
Transportation	22,173	22,205	23,079	(0.1)%	(3.8)%
Golf	17,837	17,519	16,340	1.8%	7.2%
Other	46,238	47,833	41,760	(3.3)%	14.5%
	264,330	262,236	244,240	0.8%	7.4%
Payroll cost reimbursements	14,184	12,318	10,313	15.1%	19.4%
Total Lodging net revenue	278,514	274,554	254,553	1.4%	7.9%
Lodging operating expense:
Labor and labor-related benefits	117,183	114,404	110,168	2.4%	3.8%
General and administrative	37,217	35,351	32,481	5.3%	8.8%
Other	82,843	84,312	79,915	(1.7)%	5.5%
	237,243	234,067	222,564	1.4%	5.2%
Reimbursed payroll costs	14,184	12,318	10,313	15.1%	19.4%
Total Lodging operating expense	251,427	246,385	232,877	2.0%	5.8%
Lodging Reported EBITDA	$27,087	$28,169	$21,676	(3.8)%	30.0%

Owned hotel statistics:
ADR	$245.31	$227.27	$216.76	7.9%	4.8%
RevPar	$168.14	$153.13	$140.28	9.8%	9.2%
Managed condominium statistics:
ADR	$347.64	$325.38	$316.32	6.8%	2.9%
RevPar	$113.08	$109.68	$101.19	3.1%	8.4%
Owned hotel and managed condominium statistics (combined):
ADR	$302.80	$280.38	$270.84	8.0%	3.5%
RevPar	$127.95	$122.61	$112.67	4.4%	8.8%

Lodging Reported EBITDA includes $3.2 million, $3.1 million and $2.6 million of stock-based compensation expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Fiscal 2017 compared to Fiscal 2016
Lodging Reported EBITDA for Fiscal 2017 decreased $1.1 million, or 3.8%. Lodging Reported EBITDA for Fiscal 2017 includes the operations of Whistler Blackcomb prospectively since the date of acquisition and was impacted by a reduction of revenue and EBITDA from the sale of a hotel property in Keystone in November 2016, which we continue to manage under a property management agreement. Included in Lodging Reported EBITDA for Fiscal 2016 was the recognition of a $3.5 million termination fee (included in other revenue) associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica (“Half Moon Termination Fee”). Excluding Whistler Blackcomb operations from Fiscal 2017, operations from the hotel property in Keystone from both periods and the Half Moon Termination Fee from Fiscal 2016, Lodging Reported EBITDA increased 9.2%, which was primarily attributable to an increase in revenue at GTLC and increased ADR at our Colorado managed condominium rooms.

Revenue from owned hotel rooms increased $0.4 million, or 0.7%, primarily due to an increase in revenue at GTLC and at our owned Colorado lodging properties during Fiscal 2017. These increases were partially offset by a decrease in revenue associated with the sale of a hotel property in Keystone, as discussed above, as well as lower revenue due to the early closure of our Flagg Ranch property as a result of a forest fire near Grand Teton National Park in September 2016. Revenue from managed condominium rooms increased $3.8 million, or 6.1%, primarily due to revenue from Whistler Blackcomb and increased ADR at our Colorado managed properties, offset by the temporary closure of a lodging property at Park City for renovations.

Dining revenue for Fiscal 2017 decreased $0.8 million, or 1.6%, primarily due to the temporary closure of a lodging property at Park City for renovations, partially offset by increased dining revenue at our Colorado lodging properties. Excluding the Half Moon Termination Fee from Fiscal 2016, other revenue increased $1.9 million, or 4.2%, for Fiscal 2017, primarily due to business interruption insurance recovery related to the early closure of our Flagg Ranch property in September 2016, as discussed above, as well as an increase in revenue from our central reservations booking service.

Operating expense (excluding reimbursed payroll costs) increased $3.2 million, or 1.4%. Labor and labor-related benefits increased $2.8 million, or 2.4%, primarily resulting from Whistler Blackcomb labor expense and normal wage increases. General and administrative expense increased $1.9 million, or 5.3% due to higher corporate overhead costs. Other expense decreased $1.5 million, or 1.7%, primarily due to decreased associated fees with respect to the temporary closure of a lodging property at Park City for renovations.

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

Fiscal 2016 compared to Fiscal 2015
Lodging Reported EBITDA for Fiscal 2016 increased $6.5 million, or 30.0%. Included in Lodging Reported EBITDA for Fiscal 2016 was the recognition of the $3.5 million Half Moon Termination Fee. Excluding the Half Moon Termination Fee, Lodging Reported EBITDA increased $3.0 million, or 13.9%, which was primarily due to increased visitation to our lodging properties and managed condominium rooms at or proximate to our U.S. mountain resorts. The increase in visitation was primarily due to increased skier visitation during the 2015/2016 U.S. ski season compared to the 2014/2015 U.S. ski season, as well as increased summer visitation at our U.S. mountain resorts compared to Fiscal 2015 (discussed in the Mountain section). Additionally, revenue at GTLC improved for Fiscal 2016 primarily as the result of increases in transient guest visitation, which drove higher guest spending on ancillary activities and services, and higher ADR.

Revenue from owned hotel rooms increased $5.6 million, or 9.7%, and was positively impacted by increases in ADR and transient visitation at GTLC, which generated an increase of $3.2 million compared to the prior year. Additionally, revenue at our Colorado lodging properties increased $2.4 million compared to the prior year as a result of improved transient guest visitation and an increase in ADR. The increase in visitation to our Colorado lodging properties was primarily attributable to increased skier visitation and improved summer visitation at our Colorado mountain resorts compared to the same period in Fiscal 2015. Revenue from managed condominium rooms increased $3.0 million, or 5.1%, primarily as the result of increased ADR at our managed condominium rooms in Colorado and Tahoe, which contributed to an 8.4% increase in managed condominium RevPAR.

Dining revenue for Fiscal 2016 increased $3.0 million, or 6.5%, primarily due to increased dining revenue generated at GTLC, Keystone and Breckenridge. Transportation revenue decreased $0.9 million, or 3.8%, for Fiscal 2016, primarily due to decreased passenger volume. Golf revenue increased $1.2 million, or 7.2%, primarily due to incremental revenue from reimbursable expenses for managing the Canyons golf course, which began operations in the summer of 2015, as well as increased revenue at our Colorado golf courses. Excluding the Half Moon Termination Fee, other revenue for Fiscal 2016 increased $2.6 million, or 6.2%, primarily due to an increase in ancillary revenue from improved visitation at GTLC, an increase in revenue from conference services provided to our group business at our Colorado lodging properties and an increase in revenue from our central reservations booking services, partially offset by a reduction in management fees due to the termination of the management agreement at Half Moon.

Operating expense (excluding reimbursed payroll costs) increased $11.5 million, or 5.2%. Labor and labor-related benefits increased $4.2 million, or 3.8%, resulting from wage adjustments and higher staffing levels associated with increased overall occupancy. General and administrative expense increased $2.9 million, or 8.8%, due to higher corporate overhead costs, including increased performance-based variable compensation. Other expense increased $4.4 million, or 5.5%, primarily due to higher operating expenses (such as repairs and maintenance expense, supplies expense, food and beverage cost of sales, and credit card fees) and higher advertising expenses.

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

Real Estate Segment
Real Estate segment operating results for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2017	2016	2015	2017/2016	2016/2015
Total Real Estate net revenue	$16,918	$22,128	$41,342	(23.5)%	(46.5)%
Real Estate operating expense:
Cost of sales (including sales commissions)	14,534	17,682	34,765	(17.8)%	(49.1)%
Other	9,549	6,957	13,643	37.3%	(49.0)%
Total Real Estate operating expense	24,083	24,639	48,408	(2.3)%	(49.1)%
Gain on sale of real property	6,766	5,295	151	27.8%	3,406.6%
Real Estate Reported EBITDA	$(399)	$2,784	$(6,915)	(114.3)%	140.3%

Real Estate Reported EBITDA includes $0.1 million, $0.5 million and $1.3 million of stock-based compensation expense for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Fiscal 2017
Real Estate segment net revenue was primarily driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($13.6 million of revenue with an average selling price of $3.4 million and an average price per square foot of $1,345) and two condominium units at One Ski Hill Place in Breckenridge ($2.3 million of revenue with an average sales price of $1.1 million and an average price per square foot of $983). The average price per square foot of both of these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects.

Operating expense included cost of sales of $13.4 million resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,131) and two condominium units at One Ski Hill Place (average cost per square foot of $838). Additionally, sales commissions of approximately $1.0 million were incurred commensurate with revenue recognized. Other operating expense of $9.5 million was primarily comprised of a $4.3 million one-time charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity, as well as general and administrative costs, which includes marketing expense for the real estate available for sale, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

In addition, we recorded a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for $9.3 million during Fiscal 2017.

Fiscal 2016
Real Estate segment net revenue was driven primarily by the closing of five condominium units at The Ritz-Carlton Residences, Vail ($15.6 million of revenue with an average selling price per unit of $3.1 million and an average price per square foot of $1,421); two condominium units at One Ski Hill Place in Breckenridge ($2.5 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $1,129); and the three remaining condominium units at Crystal Peak Lodge, in Breckenridge ($2.4 million of revenue with an average selling price of $0.8 million and an average price per square foot of $707). The average price per square foot for all three projects is primarily due to their premier locations and the comprehensive and exclusive amenities related to these projects.

Operating expense included cost of sales of $15.6 million primarily resulting from the closing of five condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,075); two condominium units at One Ski Hill Place (average cost per square foot of $931); and three condominium units at Crystal Peak Lodge (average cost per square foot of $513). The cost per square foot for the One Ski Hill Place and The Ritz-Carlton Residences, Vail projects is reflective of the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $1.4 million were incurred commensurate with revenue recognized. Other operating expense of $7.0 million was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

In addition, we recorded a gain on sale of real property of $5.3 million (net of $2.1 million in related land basis and cost) for various land parcels which sold for $7.4 million.

Fiscal 2015
Real Estate segment net revenue was driven primarily by the closing of fourteen condominium units at One Ski Hill Place ($17.1 million of revenue with an average selling price per unit of $1.2 million and an average price per square foot of $1,145) and five condominium units at The Ritz-Carlton Residences, Vail ($13.7 million of revenue with an average selling price per unit of $2.7 million and an average price per square foot of $1,438). Real Estate net revenue also included $8.5 million of revenue from the sale of a development land parcel in Vail.

Operating expense included cost of sales of $32.1 million primarily resulting from the closing of fourteen condominium units at One Ski Hill Place (average cost per square foot of $927), five condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,129) and the sale of a development land parcel in Vail. Additionally, sales commissions of approximately $2.1 million were incurred commensurate with revenue recognized. Other operating expense of $13.6 million was primarily comprised of general and administrative costs which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items
In addition to segment operating results, the following material items contribute to our overall financial position (in thousands).

	Year Ended July 31,			Percentage Increase/(Decrease)
	2017	2016	2015	2017/2016	2016/2015
Depreciation and amortization	$(189,157)	$(161,488)	$(149,123)	(17.1)%	(8.3)%
Loss on disposal of fixed assets and other, net	$(6,430)	$(5,418)	$(2,057)	(18.7)%	(163.4)%
Change in fair value of contingent consideration	$(16,300)	$(4,200)	$3,650	(288.1)%	215.1%
Investment income and other, net	$6,114	$723	$246	745.6%	193.9%
Interest expense, net	$(54,089)	$(42,366)	$(51,241)	(27.7)%	17.3%
Foreign currency gain on intercompany loans	$15,285	$—	$—	nm	—%
Loss on extinguishment of debt	$—	$—	$(11,012)	—%	100.0%
Provision for income taxes	$(116,731)	$(93,165)	$(34,718)	(25.3)%	(168.3)%

Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2017 and Fiscal 2016 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures, including the Park City transformation project, which was completed at the beginning of Fiscal 2016, and assets acquired in the Whistler Blackcomb (acquired October 2016) and Perisher (acquired June 2015) acquisitions.

Loss on disposal of fixed assets and other, net. Loss on disposal of fixed assets and other, net for Fiscal 2016 increased from Fiscal 2015 primarily due to an increase in asset disposals at Park City and Wilmot as a result of significant capital improvements at these resorts.

Change in fair value of contingent consideration. Losses of $16.3 million and $4.2 million were recorded during Fiscal 2017 and Fiscal 2016, respectively, related to increases in the estimated fair value of the participating contingent payments under the lease for Park City. The fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined. The increase in the estimated fair value for both these periods is primarily attributable to a change in assumptions for EBITDA of Park City in future periods. A gain of $3.6 million was recorded during Fiscal 2015 and was related to a decrease in the estimated fair value of the participating contingent payments. The estimated fair value of the contingent consideration was $27.4 million and $11.1 million as of July 31, 2017 and 2016, respectively.

Investment income and other, net. Investment income and other, net increased for Fiscal 2017 compared to the Fiscal 2016, primarily due to a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition, a $0.9 million gain recorded for the sale of a lodging property and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that were held prior to the acquisition.

Interest expense, net. Interest expense, net for Fiscal 2017 increased from Fiscal 2016, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition, as well as the Whistler Credit Agreement, which was assumed as part of the Whistler Blackcomb acquisition, and had $113.2 million (C$141.0 million) outstanding as of July 31, 2017. Interest expense for Fiscal 2016 decreased as compared to Fiscal 2015 primarily due to the redemption of the remaining $215.0 million of our 6.50% Senior Subordinated Notes (“6.50% Notes”) outstanding and $41.2 million of our Industrial Development Bonds outstanding, both in May 2015.

Foreign currency gain on intercompany loans. Foreign currency gain on intercompany loans for Fiscal 2017 of $15.3 million was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

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

Income taxes. Our effective tax rate was 33.5%, 38.4% and 23.2% in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Our tax provision and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items) and taxable income generated by state and foreign jurisdictions that varies from the consolidated pre-tax income and the amount of net income attributable to noncontrolling interests. The decrease in the effective tax rate during Fiscal 2017 compared to Fiscal 2016 is primarily associated with the Whistler Blackcomb acquisition, where the Canadian statutory tax rate is lower than the U.S. statutory tax rate. The increase in the effective tax rate for Fiscal 2016 compared to Fiscal 2015 is primarily attributable to the recording of $23.8 million of income tax benefits in Fiscal 2015 due to the reversal of income tax contingencies, including accrued interest and penalties, resulting from a settlement with the Internal Revenue Service (“IRS”) on the utilization of certain net operating losses (“NOLs”), as discussed below.

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

Reconciliation of Segment Earnings
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Year Ended July 31,
	2017	2016	2015
Mountain Reported EBITDA	$566,338	$424,415	$344,104
Lodging Reported EBITDA	27,087	28,169	21,676
Resort Reported EBITDA	593,425	452,584	365,780
Real Estate Reported EBITDA	(399)	2,784	(6,915)
Total Reported EBITDA	593,026	455,368	358,865
Depreciation and amortization	(189,157)	(161,488)	(149,123)
Loss on disposal of fixed assets and other, net	(6,430)	(5,418)	(2,057)
Change in fair value of contingent consideration	(16,300)	(4,200)	3,650
Investment income and other, net	6,114	723	246
Foreign currency gain on intercompany loans	15,285	—	—
Interest expense, net	(54,089)	(42,366)	(51,241)
Loss on extinguishment of debt	—	—	(11,012)
Income before provision for income taxes	348,449	242,619	149,328
Provision for income taxes	(116,731)	(93,165)	(34,718)
Net income	231,718	149,454	114,610
Net (income) loss attributable to noncontrolling interests	(21,165)	300	144
Net income attributable to Vail Resorts, Inc.	$210,553	$149,754	$114,754

The following table reconciles Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) to long-term debt, net (in thousands):

	July 31,
	2017	2016
Long-term debt, net	$1,234,024	$686,909
Long-term debt due within one year	38,397	13,354
Total debt	1,272,421	700,263
Less: cash and cash equivalents	117,389	67,897
Net Debt	$1,155,032	$632,366

Liquidity and Capital Resources
Changes in significant sources of cash for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are presented by categories as follows (in thousands).

	Year Ended July 31,
	2017	2016	2015
Net cash provided by operating activities	$456,914	$426,762	$303,660
Net cash used in investing activities	$(682,836)	$(124,016)	$(427,068)
Net cash provided by (used in) financing activities	$271,892	$(271,217)	$115,251
Significant Sources of Cash
Historically, we have lower cash available at our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations. We had $117.4 million of cash and cash equivalents as of July 31, 2017, compared to $67.9 million as of July 31, 2016. We generated $456.9 million of cash from operating activities during Fiscal 2017 compared to $426.8 million and $303.7 million generated during Fiscal 2016 and Fiscal 2015, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $117.4 million of cash and cash equivalents at July 31, 2017, we had $280.2 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2017 (which represents the total commitment of $400.0 million less outstanding borrowings of $50.0 million and certain letters of credit outstanding of $69.8 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$158.0 million ($126.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($240.7 million) less outstanding borrowings of C$141.0 million ($113.2 million) and a letter of credit outstanding of C$1.0 million ($0.8 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement. The Vail Holdings Credit Agreement, maturing in October 2021, and the Whistler Credit Agreement, maturing in November 2021, provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Fiscal 2017 compared to Fiscal 2016
We generated $456.9 million of cash from operating activities during Fiscal 2017, an increase of $30.1 million when compared to $426.8 million of cash generated during Fiscal 2016. The increase in operating cash flows was primarily a result of improved Mountain segment operating results in Fiscal 2017 (including Whistler Blackcomb operations, partially offset by transaction, transition and integration costs) compared to Fiscal 2016. These increases in operating cash inflows were partially offset by an increase in estimated domestic and foreign income tax payments of $27.4 million made during Fiscal 2017 compared Fiscal 2016, a decrease in accounts payable, an increase in cash interest payments due to incremental term loan borrowings under our Vail Holdings Credit Agreement and assumed borrowings under the Whistler Credit Agreement during Fiscal 2017, and receipt of a $4.5 million key money deposit related to the termination of the Half Moon management agreement in Fiscal 2016. Additionally, we generated $14.9 million of proceeds from real estate development project closings during Fiscal 2017 compared to $19.7 million in proceeds from real estate development project closings that occurred in Fiscal 2016 (each year net of sales commissions and deposits previously received).

Cash used in investing activities increased by $558.8 million during Fiscal 2017, primarily due to cash payments of $553.2 million, net of cash acquired, related to the acquisitions of Whistler Blackcomb for $512.3 million (cash portion of the consideration) and Stowe for $40.9 million, and an increase in capital expenditures of $35.2 million during Fiscal 2017. These increases were partially offset by the acquisition of Wilmot for $20.2 million during Fiscal 2016.

Cash provided by financing activities increased $543.1 million during Fiscal 2017 primarily due to incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition, partially offset by an increase of $18.8 million in term loan payments during Fiscal 2017, and a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $85.0 million during Fiscal 2017. Additionally, in Fiscal 2017, we realized a $53.6 million reduction of cash outflows related to repurchases of common stock during Fiscal 2016. These net increases in cash inflows from financing activities were partially offset by an increase in net payments under the revolver portion of the Whistler Credit Agreement of $37.0 million and an increase in dividends paid of $42.4 million during Fiscal 2017.

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

Cash used in investing activities decreased by $303.1 million during Fiscal 2016 compared to Fiscal 2015, primarily due to the acquisitions of Park City Mountain Resort for $182.5 million and Perisher for $124.6 million (net of cash acquired) during Fiscal 2015 as compared to the acquisition of Wilmot for $20.2 million during Fiscal 2016. Additionally, resort capital expenditures during Fiscal 2016 decreased $14.6 million.

Cash used in financing activities increased $386.5 million during Fiscal 2016 compared to Fiscal 2015, primarily due to the net payoff of borrowings under the revolver portion of the Vail Holdings Credit Agreement primarily associated with the Perisher acquisition in Fiscal 2015; payments on the Vail Holdings Credit Agreement term loan; repurchases of our common stock of $53.8 million; and an increase in dividends paid of $28.3 million during Fiscal 2016.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $103.0 million on resort capital expenditures for calendar year 2017, excluding anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer-related activities and one-time integration capital expenditures at Whistler Blackcomb. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures are approximately $65.0 million of maintenance capital expenditures (excluding maintenance capital expenditures at Whistler Blackcomb), which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2017 include, among other projects, upgrading various chairlifts at the Company’s resorts, including the Northwoods lift at Vail Mountain (#11), the Peak 10 Falcon Chair at Breckenridge, Drink of Water chair (#5) at Beaver Creek, the Montezuma lift at Keystone and the renovation and expansion of Labonte’s restaurant at Keystone. Our capital plan also includes the second phase of a two-year process to revamp our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology and the first phase of a three year plan to completely revamp and modernize the primary software platform for all of our resort operations. We also plan to invest approximately $6.0 million in calendar year 2017 for Epic Discovery summer activities, primarily at Breckenridge. At Whistler Blackcomb, we plan to invest approximately $17.0 million in calendar year 2017 for maintenance and discretionary projects. Additionally, we plan to invest approximately $17.0 million in capital during calendar year 2017 for the Whistler Blackcomb integration.

Approximately $51.0 million was spent for capital expenditures in calendar year 2017 as of July 31, 2017, leaving approximately $92.0 million to spend in the remainder of calendar year 2017, including anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb and excluding capital expenditures for Stowe.

We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Whistler Blackcomb Acquisition
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, the Company entered into an amendment to its Vail Holdings Credit Agreement through which the Company increased its term loan borrowings by $509.4 million and extended the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest at approximately 2.48% as of July 31, 2017.

Additionally, the Company assumed the Whistler Credit Agreement which consists of a C$300.0 million ($240.7 million) revolving credit facility that matures on November 12, 2021. As of July 31, 2017, C$158.0 million ($126.7 million) was outstanding under this revolving credit facility.

Stowe Mountain Resort Acquisition
On June 7, 2017, we acquired Stowe in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for a cash purchase price of $40.9 million, subject to certain adjustments as provided in the purchase agreement. The Company funded the cash purchase price through cash on hand.

Debt
Principal payments on the majority of our long-term debt ($1,122.6 million of the total $1,276.5 million debt outstanding as of July 31, 2017) are not due until fiscal year 2022 and beyond. As of July 31, 2017 and 2016, total long-term debt, net (including long-term debt due within one year) was $1,272.4 million and $700.3 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $632.4 million as of July 31, 2016 to $1,155.0 million as of July 31, 2017, primarily due debt incurred and assumed relating to the acquisition of Whistler Blackcomb, as discussed above.

Our debt service requirements can be impacted by changing interest rates as we had $937.6 million of variable-rate debt outstanding as of July 31, 2017. We have entered into interest rate swap agreements to fix the interest rate on C$125.0 million of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $8.4 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditure.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. Our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006) and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 shares. During Fiscal 2017, we repurchased 1,317 shares of common stock at a cost of $0.2 million. Since the inception of this stock repurchase program through July 31, 2017, we have repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of July 31, 2017, 2,063,706 shares remained available to repurchase under the existing repurchase authorization. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2017, our Board of Directors approved an approximate 30% increase in our quarterly cash dividend to $1.053 per share (or approximately $42.2 million per quarter based upon shares outstanding as of July 31, 2017). For the year ended July 31, 2017, we paid cash dividends of $3.726 per share ($146.2 million in the aggregate.) These dividends were funded through available cash on hand and borrowing under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2017. We expect that we will continue to meet all applicable financial maintenance covenants in our credit agreements throughout the year ending July 31, 2018. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $1,276.5 million as of July 31, 2017, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which totaled $324.9 million as of July 31, 2017, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2017 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2018	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$1,276,521	$38,397	$76,971	$774,721	$386,432
Fixed Rate Interest (1)	1,721	241	438	372	670
Canyons Obligation (2)	1,678,146	27,164	55,969	58,230	1,536,783
Operating Leases and Service Contracts (3)	324,917	51,660	68,404	55,568	149,285
Purchase Obligations and Other (4)	494,221	360,980	99,353	5,174	28,714
Total Contractual Cash Obligations	$3,775,526	$478,442	$301,135	$894,065	$2,101,884

(1)
The fixed-rate interest payments, as well as long-term debt payments, included in the table above, assume that all debt outstanding as of July 31, 2017 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $937.6 million of variable-rate long-term debt as of July 31, 2017 is held to maturity and utilizing interest rates in effect at July 31, 2017, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2017 is anticipated to be approximately $24.3 million for Fiscal 2018, approximately $23.4 million for Fiscal 2019 and approximately $22.5 million for at least each of the next three years subsequent to Fiscal 2019. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2017 and do not reflect interest obligations on potential future debt. We have entered into interest rate swap agreements to fix the interest rate on a portion of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding.

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

(4)
Purchase obligations and other primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2017; and, other commitments for goods and services not yet received, including construction contracts, not included on our Consolidated Balance Sheet as of July 31, 2017 in accordance with GAAP.

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

Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2017 the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed.
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
While historical performance and current expectations have resulted in estimated fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2017, we have $1,519.7 million of goodwill and $233.5 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheets. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests for goodwill will prove to be an accurate prediction of the future.
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
Judgments and Uncertainties
The estimates of our tax contingencies reserve contain uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($79.7 million as of July 31, 2017), relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $11.6 million for Fiscal 2017.
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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates, volatility, credit risk and estimation of the long-term rate of growth for the respective business.
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
In May 2013, we entered into a long-term lease pursuant to which we assumed the operations of Canyons which includes the ski terrain and related amenities. The lease has an initial term of 50 years with six 50-year renewal options. The lease provides for $25.0 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. As lease payments increase annually, there can be no assurance that these increases will be offset by increased cash flow generated from operations at Park City.

Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and Perisher’s ski season occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Perisher’s ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2017, 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2017, we had $937.6 million of variable rate indebtedness, representing approximately 73% of our total debt outstanding, at an average interest rate during Fiscal 2017 of 2.0%. We have entered into interest rate swap agreements to fix the interest rate on a portion of our Canadian-denominated senior credit facility, which has the effect of fixing the underlying floating interest rate on a portion of the principal amount outstanding. Based on variable-rate borrowings outstanding as of July 31, 2017, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $8.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and Perisher are reported in Canadian dollars and Australian dollars respectively, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing gains, and foreign currency gain on intercompany loans recognized, in comprehensive income (in thousands):

	Year Ended July 31,
	2017	2016
Foreign currency translation adjustments and other, net of tax	$64,152	$3,363
Foreign currency gain on intercompany loans	$15,285	$—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2017, 2016 and 2015

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2017, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2017 excluded certain elements of internal controls of Whistler Blackcomb and Stowe due to the timing of these acquisitions, which were completed in October 2016 and June 2017, respectively. Those elements of Whistler Blackcomb’s and Stowe’s internal controls over financial reporting that have been excluded represent less than 1% of total consolidated assets and approximately 14% of total consolidated net revenues of the Company as of and for the year ended July 31, 2017.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vail Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Whistler Blackcomb and Stowe from its assessment of internal control over financial reporting as of July 31, 2017, because they were acquired by the Company in purchase business combinations in October of 2016 and June of 2017, respectively. Subsequent to the acquisitions, certain elements of Whistler Blackcomb’s and Stowe’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2017.  We have also excluded these elements of the internal control over financial reporting of Whistler Blackcomb and Stowe from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls of less than 1% of consolidated assets and approximately 14% of consolidated revenues.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 27, 2017

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$117,389	$67,897
Restricted cash	10,273	6,046
Accounts receivable, net of allowances of $750 and $616, respectively	186,913	147,113
Inventories, net of reserves of $1,518 and $1,713, respectively	84,814	74,589
Other current assets	33,681	27,220
Total current assets	433,070	322,865
Property, plant and equipment, net (Note 6)	1,714,154	1,363,814
Real estate held for sale and investment	103,405	111,088
Deferred charges and other assets	45,414	35,207
Goodwill, net (Note 6)	1,519,743	509,037
Intangible assets, net (Note 6)	294,932	140,007
Total assets	$4,110,718	$2,482,018
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$467,669	$397,488
Income taxes payable	98,491	95,639
Long-term debt due within one year (Note 4)	38,397	13,354
Total current liabilities	604,557	506,481
Long-term debt, net (Note 4)	1,234,024	686,909
Other long-term liabilities (Note 6)	301,736	270,168
Deferred income taxes (Note 9)	171,442	129,994
Total liabilities	2,311,759	1,593,552
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 45,448 and 41,614 shares issued, respectively	454	416
Exchangeable shares, $0.01 par value, 69 and zero shares issued and outstanding, respectively (Note 5)	1	—
Additional paid-in capital	1,222,510	635,986
Accumulated other comprehensive income (loss)	44,395	(1,550)
Retained earnings	550,985	486,667
Treasury stock, at cost; 5,436 and 5,435 shares, respectively (Note 14)	(247,189)	(246,979)
Total Vail Resorts, Inc. stockholders’ equity	1,571,156	874,540
Noncontrolling interests	227,803	13,926
Total stockholders’ equity	1,798,959	888,466
Total liabilities and stockholders’ equity	$4,110,718	$2,482,018
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2017	2016	2015
Net revenue:
Mountain and Lodging services and other	$1,477,654	$1,228,716	$1,044,599
Mountain and Lodging retail and dining	412,646	350,442	313,983
Resort net revenue	1,890,300	1,579,158	1,358,582
Real Estate	16,918	22,128	41,342
Total net revenue	1,907,218	1,601,286	1,399,924
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	891,135	775,590	697,111
Mountain and Lodging retail and dining cost of products sold	170,824	143,276	133,160
General and administrative	236,799	208,991	179,753
Resort operating expense	1,298,758	1,127,857	1,010,024
Real Estate	24,083	24,639	48,408
Total segment operating expense	1,322,841	1,152,496	1,058,432
Other operating (expense) income:
Depreciation and amortization	(189,157)	(161,488)	(149,123)
Gain on sale of real property	6,766	5,295	151
Gain on litigation settlement (Note 5)	—	—	16,400
Change in fair value of contingent consideration (Note 8)	(16,300)	(4,200)	3,650
Loss on disposal of fixed assets and other, net	(6,430)	(5,418)	(2,057)
Income from operations	379,256	282,979	210,513
Mountain equity investment income, net	1,883	1,283	822
Investment income and other, net	6,114	723	246
Foreign currency gain on intercompany loans (Note 4)	15,285	—	—
Interest expense, net	(54,089)	(42,366)	(51,241)
Loss on extinguishment of debt (Note 4)	—	—	(11,012)
Income before provision for income taxes	348,449	242,619	149,328
Provision for income taxes (Note 9)	(116,731)	(93,165)	(34,718)
Net income	231,718	149,454	114,610
Net (income) loss attributable to noncontrolling interests	(21,165)	300	144
Net income attributable to Vail Resorts, Inc.	$210,553	$149,754	$114,754
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$5.36	$4.13	$3.16
Diluted net income per share attributable to Vail Resorts, Inc.	$5.22	$4.01	$3.07
Cash dividends declared per share	$3.726	$2.865	$2.075
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2017	2016	2015
Net income	$231,718	$149,454	$114,610
Foreign currency translation adjustments and other (net of tax of ($2,831), ($1,905) and $2,578, respectively)	64,152	3,363	(4,714)
Comprehensive income	295,870	152,817	109,896
Comprehensive (income) loss attributable to noncontrolling interests	(39,372)	300	144
Comprehensive income attributable to Vail Resorts, Inc.	$256,498	$153,117	$110,040
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2014	$412	$—	$612,322	$(199)	$401,500	$(193,192)	$820,843	$13,957	$834,800
Comprehensive income (loss):
Net income (loss)	—	—	—	—	114,754	—	114,754	(144)	114,610
Foreign currency translation adjustments, net of tax	—	—	—	(4,714)	—	—	(4,714)	—	(4,714)
Total comprehensive income (loss)							110,040	(144)	109,896
Stock-based compensation (Note 15)	—	—	15,753	—	—	—	15,753	—	15,753
Issuance of shares under share award plan net of shares withheld for taxes (Note 15)	3	—	(17,189)	—	—	—	(17,186)	—	(17,186)
Tax benefit from share award plan	—	—	12,624	—	—	—	12,624	—	12,624
Dividends (Note 3)	—	—	—	—	(75,506)	—	(75,506)	—	(75,506)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	205	205
Balance, July 31, 2015	415	—	623,510	(4,913)	440,748	(193,192)	866,568	14,018	880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	—	149,754	—	149,754	(300)	149,454
Foreign currency translation adjustments and other, net of tax	—	—	—	3,363	—	—	3,363	—	3,363
Total comprehensive income (loss)							153,117	(300)	152,817
Stock-based compensation (Note 15)	—	—	17,025	—	—	—	17,025	—	17,025
Issuance of shares under share award plan net of shares withheld for taxes (Note 15)	1	—	(10,216)	—	—	—	(10,215)	—	(10,215)
Tax benefit from share award plan	—	—	5,667	—	—	—	5,667	—	5,667
Repurchases of common stock (Note 14)	—	—	—	—	—	(53,787)	(53,787)	—	(53,787)
Dividends (Note 3)	—	—	—	—	(103,835)	—	(103,835)	—	(103,835)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	208	208
Balance, July 31, 2016	416	—	635,986	(1,550)	486,667	(246,979)	874,540	13,926	888,466
Comprehensive income:
Net income	—	—	—	—	210,553	—	210,553	21,165	231,718
Foreign currency translation adjustments, net of tax	—	—	—	45,945	—	—	45,945	18,207	64,152
Total comprehensive income							256,498	39,372	295,870
Stock-based compensation (Note 15)	—	—	18,315	—	—	—	18,315	—	18,315
Shares issued for acquisition (Note 5)	33	4	574,608	—			574,645		574,645
Exchangeable share transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plan net of shares withheld for taxes (Note 15)	2	—	(16,277)	—	—	—	(16,275)	—	(16,275)
Tax benefit from share award plan	—	—	9,878	—	—	—	9,878	—	9,878
Repurchases of common stock (Note 14)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(146,235)	—	(146,235)	—	(146,235)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,074)	$(8,074)
Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$231,718	$149,454	$114,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,157	161,488	149,123
Cost of real estate sales	13,097	15,724	32,190
Stock-based compensation expense	18,315	17,025	15,753
Deferred income taxes, net	36,437	7,626	12,968
Canyons obligation accreted interest expense	5,687	5,644	5,596
Change in fair value of contingent consideration	16,300	4,200	(3,650)
Foreign currency gain on intercompany loans	(15,285)	—	—
Gain on litigation settlement	—	—	(16,400)
Park City litigation settlement payment	—	—	(10,000)
Gain on sale of real property	(6,766)	(5,295)	(151)
Loss on extinguishment of debt	—	—	11,012
Payment of tender premium	—	—	(8,636)
Other non-cash income, net	(15,063)	(8,044)	(6,930)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	2,206	6,966	162
Accounts receivable, net	(36,291)	(32,991)	(15,350)
Inventories, net	8,086	(843)	(1,304)
Accounts payable and accrued liabilities	(14,177)	42,367	4,498
Income taxes payable	18,076	56,553	41,783
Other assets and liabilities, net	5,417	6,888	(21,614)
Net cash provided by operating activities	456,914	426,762	303,660
Cash flows from investing activities:
Capital expenditures	(144,432)	(109,237)	(123,884)
Acquisition of businesses, net of cash acquired	(553,220)	(20,245)	(307,051)
Cash received from sale of real property	7,992	7,386	2,541
Other investing activities, net	6,824	(1,920)	1,326
Net cash used in investing activities	(682,836)	(124,016)	(427,068)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement term loan	509,375	—	250,000
Proceeds from borrowings under Vail Holdings Credit Agreement revolver	160,000	210,000	438,000
Proceeds from borrowings under Whistler Credit Agreement revolver	16,917	—	—
Repayments on tender of 6.50% Notes	—	—	(215,000)
Repayments on tender of Industrial Development Bonds	—	—	(41,200)
Repayments of borrowings under Vail Holdings Credit Agreement term loan	(28,125)	(9,375)	—
Repayments of borrowings under Vail Holdings Credit Agreement revolver	(185,000)	(320,000)	(253,000)
Repayments of borrowings under Whistler Credit Agreement revolver	(53,889)	—	—
Repurchases of common stock	(210)	(53,787)	—
Dividends paid	(146,235)	(103,835)	(75,506)
Other financing activities, net	(941)	5,780	11,957
Net cash provided by (used in) financing activities	271,892	(271,217)	115,251
Effect of exchange rate changes on cash and cash equivalents	3,522	909	(790)
Net increase (decrease) in cash and cash equivalents	49,492	32,438	(8,947)
Cash and cash equivalents:
Beginning of period	$67,897	$35,459	$44,406
End of period	$117,389	$67,897	$35,459
Cash paid for interest	$46,454	$33,243	$46,483
Taxes paid (refunded), net	$49,373	$21,994	$(4,421)
Non-cash investing activities:
Accrued capital expenditures	$14,631	$16,267	$6,267
Capital expenditures made under long-term financing	$—	$—	$7,037
The accompanying Notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.Organization and Business

Vail Resorts, Inc. (“Vail Resorts”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its consolidated subsidiaries (collectively, the “Company”) operate in three business segments: Mountain, Lodging and Real Estate. Resort is the combination of the Mountain and Lodging segments.

In the Mountain segment, the Company operates eleven world-class mountain resort properties and three urban ski areas including:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Park City Resort (“Park City”)	Utah
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
10.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
11.	Stowe Mountain Resort (“Stowe”)	Vermont
Urban Ski Areas (“Urban”):		Location:
1.	Wilmot Mountain (“Wilmot”)	Wisconsin
2.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
3.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City, Stowe and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia. Stowe operates on land owned by the Company as well as land it leases from the State of Vermont.

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

2.	Summary of Significant Accounting Policies
Financial Statement Presentation--  The Consolidated Statements of Operations for the years ended July 31, 2016 and 2015 have been revised to separately disclose revenues and costs from retail and dining operations, as well as general and administrative costs. Retail and dining revenues were previously included within Mountain and Lodging revenues, and the related costs were previously included in Mountain and Lodging operating costs. Management considers the change in presentation of our Consolidated Statement of Operations to be immaterial to all periods presented. There is no change to previously reported total net revenue, operating expense, income from operations, net income attributable to Vail Resorts, Inc., per share amounts or segment results.
Principles of Consolidation-- The accompanying Consolidated Financial Statements include the accounts of the Company, its consolidated subsidiaries for which the Company has a controlling financial interest. Investments in which the Company does not have a controlling financial interest are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.
Cash and Cash Equivalents-- The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Accounts receivable-- The Company records trade accounts receivable in the normal course of business related to the sale of products or services. The Company generally charges interest on past due accounts at a rate of 18% per annum. The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectability. Write-offs are evaluated on a case by case basis.
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
Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of estimated fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value. Goodwill and various indefinite-lived intangible assets, including excess reorganization value and certain trademarks and water rights, are not amortized but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment as of May 1. Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
The testing for impairment consists of a comparison of the estimated fair value of the assets with their net carrying values. If the net carrying amount of the assets exceed its estimated fair value, an impairment will be recognized for indefinite-lived intangibles, excluding goodwill, in an amount equal to that excess. To the extent the net carrying amount of goodwill assigned to a reporting unit exceeds its estimated fair value, an impairment may be recognized based on a hypothetical purchase price allocation of the estimated fair value to the underlying assets and liabilities of the reporting unit. If the net carrying amount of the assets does not exceed the estimated fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required, in which the Company determines the estimated fair value of its reporting units using discounted cash flow analyses. The estimated fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill definite or indefinite-lived intangible assets for the years ended July 31, 2017, 2016 and 2015.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the net carrying amount of a long-lived asset occurred during the years ended July 31, 2017, 2016 and 2015.
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

•
Revenue from non-refundable private club initiation fees is recognized over the estimated life of the facilities on a straight-line basis upon inception of the club. As of July 31, 2017, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 13 years. Additionally, certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

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

•
Real estate revenue primarily includes the sale of land parcels and condominium units (of which the Company had sold-out of available condominium units as of July 31, 2017) and is recorded primarily using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, if applicable, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, sales proceeds (including any deposits previously received) and (iv) transfer of ownership.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and sales commission expense. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project when specific identification of costs cannot be reasonably determined.

Foreign Currency Translation -- The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within “foreign currency gain on intercompany loans” on the Company’s Consolidated Statements of Operations.
Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation claims, third-party loss contingencies and property taxes, among other items. The Company estimates the probable costs related to these liabilities that will be incurred and records that amount as a liability in its consolidated financial statements. Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as incurred.
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2017, 2016 and 2015 was $40.0 million, $32.3 million and $27.5 million, respectively. Prepaid advertising costs as of July 31, 2017 and 2016 was $0.1 million and $0.3 million, respectively, and is reported within “other current assets” in the Company’s Consolidated Balance Sheets.
Income Taxes-- The Company’s provision for income taxes is based on current pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company provides for taxes that may be payable if undistributed earnings of foreign subsidiaries were to be remitted to the U.S., except for those earnings that the Company considers to be permanently reinvested. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense (see Note 9, Income Taxes, for more information).
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt.
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 15, Stock Compensation Plan for more information). The following table shows total stock-based compensation expense for the years ended July 31, 2017, 2016 and 2015 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2017	2016	2015
Mountain stock-based compensation expense	$14,969	$13,404	$11,841
Lodging stock-based compensation expense	3,215	3,094	2,621
Real Estate stock-based compensation expense	131	527	1,291
Pre-tax stock-based compensation expense	18,315	17,025	15,753
Less: benefit from income taxes	6,290	6,057	6,026
Net stock-based compensation expense	$12,025	$10,968	$9,727
Concentration of Credit Risk-- The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high-quality credit institutions. The Company does not enter into financial instruments for hedging, trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued several amendments, which do not change the core principle of the guidance and are intended to clarify and improve understanding of certain topics included within the revenue standard. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019), using one of two retrospective application methods. The Company will not early adopt this standard and is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures and is determining the appropriate transition method.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 (the Company’s first quarter of fiscal 2018). The Company will adopt this standard in the first quarter of fiscal 2018 and will prospectively record excess tax benefits and deficiencies within the provision or benefit for income taxes on its Consolidated Statements of Operations when stock-based compensation awards vest or are exercised. This will increase volatility of the provision or benefit for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest or are exercised. The Company will also prospectively present excess tax benefits as operating activities and cash paid to taxing authorities on an employee’s behalf as financing activities on its Consolidated Statements of Cash Flows, neither of which will have an impact to the Company’s total cash flows. Additionally, the Company will elect to record actual forfeitures for recording stock-based compensation expense when they occur, rather than estimate expected forfeitures, which is not expected to have a material impact to the consolidated financial statements.

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

3.    Net Income Per Common Share
Earnings per Share
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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 5, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”) and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while outstanding, are substantially the economic equivalent of the Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the years ended July 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended July 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$210,553	$210,553	$149,754	$149,754	$114,754	$114,754
Weighted-average shares outstanding	39,158	39,158	36,276	36,276	36,342	36,342
Weighted-average Exchangeco shares outstanding	93	93	—	—	—	—
Total Weighted-average shares outstanding	39,251	39,251	36,276	36,276	36,342	36,342
Effect of dilutive securities	—	1,115	—	1,036	—	1,064
Total shares	39,251	40,366	36,276	37,312	36,342	37,406
Net income per share attributable to Vail Resorts	$5.36	$5.22	$4.13	$4.01	$3.16	$3.07
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 9,000, 18,000 and 11,000 for the years ended July 31, 2017, 2016 and 2015, respectively.

Dividends
In fiscal 2011, the Company’s Board of Directors approved the commencement of a regular quarterly cash dividend on the Company’s common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, the Company’s Board of Directors has annually approved an increase to the cash dividend on the Company’s common stock and on March 9, 2017, the Company’s Board of Directors approved an increase of approximately 30% in the annual cash dividend to an annual rate of $4.212 per share, subject to quarterly declaration. For the year ended July 31, 2017, the Company paid cash dividends of $3.726 per share ($146.2 million in the aggregate). On September 27, 2017 the Company’s Board of Directors approved a quarterly cash dividend of $1.053 per share payable on October 27, 2017 to stockholders of record as of October 10, 2017. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 27, 2017 to the shareholders of record on October 10, 2017.

4.    Long-Term Debt
Long-term debt as of July 31, 2017 and 2016 is summarized as follows (in thousands):

	Maturity	July 31, 2017	July 31, 2016
Vail Holdings Credit Agreement revolver (a)	2021	$50,000	$75,000
Vail Holdings Credit Agreement term loan (a)	2021	721,875	240,625
Whistler Credit Agreement revolver (b)	2021	113,119	—
Employee housing bonds (c)	2027-2039	52,575	52,575
Canyons obligation (d)	2063	328,786	323,099
Other (e)	2024-2028	10,166	11,021
Total debt		1,276,521	702,320
Less: Unamortized debt issuance costs		4,100	2,057
Less: Current maturities (f)		38,397	13,354
Long-term debt, net		$1,234,024	$686,909

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”) entered into the Second Amendment to the Seventh Amended and Restated Credit Facility, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail Holdings Credit Agreement were not altered by the Amendment. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $950.0 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $9.4 million, which began on January 31, 2017, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in October 2021. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the Company's option at the rate of (i) LIBOR plus 1.25% as of July 31, 2017 (2.48% as of July 31, 2017) or (ii) the Agent's prime lending rate plus a margin (2.48% as of July 31, 2017). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, times the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit. The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, which matures on November 12, 2021.  The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2017, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of July 31, 2017 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (2.90% as of July 31, 2017). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2017 is equal to 0.3937% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type. In connection with the Whistler Blackcomb transaction, the WB Partnerships obtained an amendment to the Whistler Credit Agreement to waive the change of control provision that otherwise would have required repayment in full of the facility as a result of the closing of the Whistler Blackcomb acquisition and to extend the maturity to November 12, 2021.

(c)
The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.09% (1.23% to 1.32% as of July 31, 2017).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2017 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(d)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement (the “Transaction Agreement”) with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. Vail Resorts has guaranteed the payments under the Lease. The obligation at July 31, 2017 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $23.5 million.

(e)
Other obligations primarily consist of a $4.4 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.

(f)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2017 reflected by fiscal year are as follows (in thousands):

Total
2018	$38,397
2019	38,455
2020	38,516
2021	38,580
2022	736,141
Thereafter	386,432
Total debt	$1,276,521

The Company recorded gross interest expense of $54.1 million, $42.4 million and $51.2 million for the years ended July 31, 2017, 2016 and 2015, respectively, of which $1.1 million, $1.0 million and $1.3 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million requiring foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $15.3 million in foreign currency gains on the intercompany loan to Whistler Blackcomb during the year ended July 31, 2017 on the Company’s Consolidated Statements of Operations.

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

5.	Acquisitions
Stowe
On June 7, 2017, the Company, through a wholly-owned subsidiary, acquired Stowe Mountain Resort in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for total cash consideration of $40.9 million. The Company acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The purchase price was allocated to identifiable tangible and intangible assets acquired based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $39.3 million in property, plant and equipment; $3.0 million in intangible assets; $2.3 million in other assets; and $3.7 million of assumed liabilities on the date of acquisition. The Company has recognized $2.0 million of transaction related expenses associated with the transaction in Mountain and Lodging operating expense in the Consolidated Statements of Operations for the year ended July 31, 2017. The operating results of Stowe are reported within the Mountain segment.

Whistler Blackcomb
On October 17, 2016, the Company, through Exchangeco, acquired all of the outstanding common shares of Whistler Blackcomb, for aggregate purchase consideration paid to Whistler Blackcomb shareholders of $1.09 billion. The consideration paid consisted of (i) approximately C$673.8 million ($512.6 million) in cash (or C$17.50 per Whistler Blackcomb share), (ii)3,327,719 Vail Shares and (iii) 418,095 Exchangeco Shares.  Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the acquisition. While outstanding, holders of Exchangeco Shares are entitled to cast votes on matters for which holders of Vail Shares are entitled to vote and are entitled to receive dividends economically equivalent to the dividends declared by the Company with respect to the Vail Shares.

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

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Statements of Operations.

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

The following summarizes the purchase consideration and the estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands, except exchange ratio and share price):

(in thousands, except exchange ratio and share price amounts)	Acquisition Date Estimated Fair Value
Total Whistler Blackcomb shares acquired	38,500
Exchange ratio as of October 14, 2016	0.097294
Total Vail Resorts shares issued to Whistler Blackcomb shareholders	3,746
Vail Resorts closing share price on October 14, 2016	$153.41
Total value of Vail Resorts shares issued	$574,645
Total cash consideration paid at C$17.50 ($13.31 on October 17, 2016) per Whistler Blackcomb share	512,558
Total purchase consideration to Whistler Blackcomb shareholders	1,087,203
Estimated fair value of previously held investment in Whistler Blackcomb	4,308
Estimated fair value of Nippon Cable’s 25% interest in Whistler Blackcomb	182,579
Total estimated purchase consideration	$1,274,090

Allocation of total estimated purchase consideration:
Estimated fair values of assets acquired:
Current assets	$36,820
Property, plant and equipment	332,609
Real estate held for sale and investment	8,216
Goodwill	956,739
Identifiable intangibles	152,035
Deferred income taxes, net	7,861
Other assets	1,973
Current liabilities	(74,086)
Assumed long-term debt	(144,922)
Other long-term liabilities	(3,155)
Net assets acquired	$1,274,090

During the year ended July 31, 2017, the Company recorded adjustments in the measurement period to its purchase price allocation of $7.9 million, net, which primarily increased the deferred income taxes, net asset with a corresponding decrease to goodwill.

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Whistler Blackcomb are substantially complete and are based on the information that was available as of the acquisition date. The Company believes such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

The estimated fair values of definite-lived and indefinite-lived identifiable intangible assets were determined using significant estimates and assumptions. The estimated fair value and estimated useful lives of identifiable intangible assets, where applicable, are as follows.

	Estimated Fair Value	Weighted Average Amortization Period
	($ in thousands)	(in years) (1)
Trademarks	$139,977	n/a
Season pass holder relationships	7,950	5
Property management contracts	4,108	n/a
Total acquired identifiable intangible assets	$152,035
(1) Trademarks and property management contracts are indefinite-lived intangible assets.

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $257.8 million of net revenue and $65.6 million of earnings for the year ended July 31, 2017, prospectively from the acquisition date of October 17, 2016. The Company recognized $3.2 million of Whistler Blackcomb transaction related expenses in Mountain and Lodging operating expense in the Consolidated Statements of Operations for the year ended July 31, 2017.

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
Whistler Blackcomb Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Whistler Blackcomb was completed on August 1, 2015. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) transaction and business integration related costs; (iv) interest expense associated with financing the cash portion of the acquisition; and (v) total weighted average shares outstanding related to the acquisition; and excludes the impact of the intercompany loan. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2015 (in thousands, except per share amounts).

	Year Ended July 31,
	2017	2016
Pro forma net revenue	$1,929,882	$1,835,924
Pro forma net income attributable to Vail Resorts, Inc.	$212,475	$170,855
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$5.31	$4.27
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$5.16	$4.16

Wilmot Mountain
On January 19, 2016, the Company, through a wholly-owned subsidiary, acquired all of the assets of Wilmot, a ski area located in Wisconsin near the Illinois state line, for total cash consideration of $20.2 million. The purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The Company has completed its purchase price allocation and has recorded $12.5 million in property, plant and equipment, $0.2 million in other assets, $0.4 million in other intangible assets (with a weighted-average amortization period of 10 years at the date of acquisition) and $0.3 million of assumed liabilities on the date of acquisition. The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was $7.4 million and was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Wilmot and other factors. The goodwill is deductible for income tax purposes. The operating results of Wilmot are reported within the Mountain segment.

Perisher Ski Resort
On June 30, 2015, the Company, through a wholly-owned subsidiary, acquired all of the entities that operate Perisher in New South Wales, Australia for total cash consideration of $124.6 million, net of cash acquired. The Company funded the cash purchase price through borrowings under the revolver portion of the Vail Holdings Credit Agreement. Perisher holds a long-term lease and license with the New South Wales Government under the National Parks and Wildlife Act, which expires in 2048 with a 20-year renewal option. The Company acquired the entities that hold the assets and conduct operations, including the long-term lease and license with the New South Wales government for the ski area and related amenities of Perisher, as well as assumed liabilities.

The following summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands).

Acquisition Date Estimated Fair Value
Accounts receivable	$1,494
Inventory	4,859
Property, plant and equipment	126,287
Intangible assets	5,458
Other assets	525
Goodwill	31,657
Total identifiable assets acquired	170,280
Accounts payable and accrued liabilities	11,394
Deferred revenue	15,906
Deferred income tax liability, net	18,429
Total liabilities assumed	45,729
Total purchase price, net of cash acquired	$124,551

The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Perisher and other factors. None of the goodwill is deductible for income tax purposes under Australian tax law. The intangible assets primarily consist of trademarks and customer lists. The definite-lived intangible assets have a weighted-average amortization period of approximately 4 years at the date of acquisition. The operating results of Perisher, which are recorded in the Mountain segment, contributed $21.8 million of net revenue for the year ended July 31, 2015. The Company recognized $5.2 million of transaction related expenses, including duties, in Mountain and Lodging operating expense in the Consolidated Statements of Operations for the year ended July 31, 2015.
Park City Mountain Resort
On September 11, 2014, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, and Greater Park City Company, Powdr Corp., Greater Properties, Inc., Park Properties, Inc. and Powdr Development Company (collectively, “Park City Sellers”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) providing for the acquisition of substantially all of the assets related to Park City Mountain Resort in Park City, Utah. The cash purchase price was $182.5 million and was funded through borrowings under the revolver portion of the Vail Holdings Credit Agreement.

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

Acquisition Date Estimated Fair Value
Accounts receivable	$930
Other assets	3,075
Property, plant and equipment	76,605
Deferred income tax assets, net	7,428
Real estate held for sale and investment	7,000
Intangible assets	27,650
Goodwill	92,516
Total identifiable assets acquired	215,204
Accounts payable and accrued liabilities	1,935
Deferred revenue	4,319
Total liabilities assumed	6,254
Total purchase price	$208,950

During the year ended July 31, 2015, the Company recorded an adjustment in the measurement period to its purchase price allocation of $13.0 million, which reduced real estate held for sale and investment with a corresponding increase to goodwill.

The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Park City Mountain Resort and other factors. The majority of goodwill is deductible for income tax purposes. The intangible assets primarily consist of trademarks, water rights and customer lists. The intangible assets have a weighted-average amortization period of approximately 46 years at the date of acquisition. The operating results of Park City Mountain Resort, which are recorded in the Mountain segment, contributed $67.1 million of net revenue (including an allocation of season pass revenue) for the year ended July 31, 2015. The Company recognized $0.8 million of transaction related expenses in Mountain and Lodging operating expense in the Consolidated Statements of Operations for the year ended July 31, 2015.

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

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2017	2016
Land and land improvements	$553,655	$440,300
Buildings and building improvements	1,210,864	1,025,515
Machinery and equipment	987,080	866,008
Furniture and fixtures	280,292	284,959
Software	108,048	103,754
Vehicles	59,596	58,159
Construction in progress	49,359	39,396
Gross property, plant and equipment	3,248,894	2,818,091
Accumulated depreciation	(1,534,740)	(1,454,277)
Property, plant and equipment, net	$1,714,154	$1,363,814
During the year ended July 31, 2016, the Company recorded the disposal of gross property, plant and equipment of $67.4 million from prior years, which had been fully depreciated resulting in a corresponding reduction to accumulated depreciation and no net effect to the net carrying value of Property, plant and equipment, net. Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2017, 2016 and 2015 totaled $180.8 million, $156.8 million and $144.0 million, respectively.
The following table shows the composition of property, plant and equipment recorded under capital leases as of July 31, 2017 and 2016 (in thousands):

	July 31,
	2017	2016
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,910	42,910
Machinery and equipment	61,156	61,175
Gross property, plant and equipment	185,112	185,131
Accumulated depreciation	(37,000)	(27,110)
Property, plant and equipment, net	$148,112	$158,021

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2017	2016
Goodwill
Goodwill	$1,537,097	$526,391
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,519,743	$509,037

Indefinite-lived intangible assets
Trademarks	$216,923	$67,705
Other	41,275	37,548
Total gross indefinite-lived intangible assets	258,198	105,253
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	233,485	80,540
Amortizable intangible assets
Trademarks	39,071	37,635
Other	49,804	41,889
Total gross amortizable intangible assets	88,875	79,524
Accumulated amortization	(27,428)	(20,057)
Amortizable intangible assets, net	61,447	59,467
Total gross intangible assets	347,073	184,777
Total accumulated amortization	(52,141)	(44,770)
Total intangible assets, net	$294,932	$140,007
During the year ended July 31, 2016, the Company recorded the disposal of gross amortizable intangible assets of $39.4 million from prior years, which had been fully amortized resulting in a corresponding reduction to accumulated amortization and no net effect to the net carrying value of intangible assets, net. Amortization expense for intangible assets subject to amortization for the years ended July 31, 2017, 2016 and 2015 totaled $8.3 million, $4.7 million and $5.1 million, respectively, and is estimated to be approximately $3.0 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2017 and 2016 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2015	$432,534	$67,899	$500,433
Acquisitions	7,400	—	7,400
Effects of changes in foreign currency exchange rates	1,204	—	1,204
Balance at July 31, 2016	441,138	67,899	509,037
Acquisition	956,739	—	956,739
Effects of changes in foreign currency exchange rates	53,967	—	53,967
Balance at July 31, 2017	$1,451,844	$67,899	$1,519,743

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2017	2016
Trade payables	$71,558	$72,658
Deferred revenue	240,096	182,506
Accrued salaries, wages and deferred compensation	44,869	43,086
Accrued benefits	32,505	29,175
Deposits	23,742	23,307
Other accruals	54,899	46,756
Total accounts payable and accrued liabilities	$467,669	$397,488
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2017	2016
Private club deferred initiation fee revenue	$118,417	$121,750
Unfavorable lease obligation, net	24,664	27,322
Other long-term liabilities	158,655	121,096
Total other long-term liabilities	$301,736	$270,168

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2017:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $7.6 million and $7.5 million as of July 31, 2017 and 2016, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $4.3 million and $4.2 million as of July 31, 2017 and 2016, respectively. During the years ended July 31, 2017, 2016 and 2015, distributions in the amounts of $1.9 million, $1.3 million and $1.0 million, respectively, were received from equity method affiliates.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.4 million, $0.4 million and $0.5 million in revenue related to these leases, respectively, for the years ended July 31, 2017, 2016 and 2015.

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
The table below summarizes the Company’s cash equivalents, Contingent Consideration and interest rate swap measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,008	$3,008	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,405	$—	$2,405	$—
Interest Rate Swap	$236	$—	$236	$—
Liabilities:
Contingent Consideration	$27,400	$—	$—	$27,400

	Estimated Fair Value Measurement as of July 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,100	$—	$—	$11,100
The Company’s cash equivalents and interest rate swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The interest rate swap is an instrument assumed in the Whistler Blackcomb acquisition that expires in September 2020, and as of July 31, 2017 is a C$125.0 million ($100.3 million) fixed swap on the floating interest rate on the Whistler Credit Agreement. Interest rate swap settlements and changes in estimated fair value are recognized in interest expense, net on the Consolidated Statement of Operations.
The following change in Contingent Consideration during the years ended July 31, 2017 and 2016 were as follows (in thousands):

Balance at July 31, 2015	$6,900
Change in fair value	4,200
Balance at July 31, 2016	11,100
Change in fair value	16,300
Balance at July 31, 2017	$27,400

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 10.2%, volatility of 16.0% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.5 million to $6.5 million.

The Contingent Consideration is classified as a liability in our Consolidated Balance Sheets and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2017, the Company increased the estimated fair value of the Contingent Consideration by $16.3 million, resulting in an estimated fair value of the Contingent Consideration of $27.4 million as of July 31, 2017, which is presented in “accounts payable and accrued liabilities” and “other long-term liabilities” in the Consolidated Balance Sheets. The increase in the estimated fair value of Contingent Consideration is primarily attributable to a change in assumptions for future period EBITDA of Park City.

9.	Income Taxes

U.S. and foreign components of income before provision for income taxes is as follows (in thousands):

	Year Ended July 31,
	2017	2016	2015
U.S.	$251,478	$231,756	$142,190
Foreign	96,971	10,863	7,138
Income before income taxes	$348,449	$242,619	$149,328

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2017	2016
Deferred income tax liabilities:
Fixed assets	$180,480	$180,267
Intangible assets	65,614	59,009
Other	31,191	7,933
Total	277,285	247,209
Deferred income tax assets:
Canyons obligation	19,276	18,984
Stock-based compensation	17,862	17,287
Investment in Partnerships	17,511	8,108
Deferred compensation and other accrued benefits	15,215	17,426
Contingent Consideration	10,472	4,244
Unfavorable lease obligation, net	9,542	10,904
Net operating loss carryforwards and other tax credits	12,783	8,268
Other, net	19,468	35,635
Total	122,129	120,856
Valuation allowance for deferred income taxes	(6,955)	(3,641)
Deferred income tax assets, net of valuation allowance	115,174	117,215
Net deferred income tax liability	$162,111	$129,994

The components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2017	2016
Non-current deferred income tax asset	$9,331	$—
Net non-current deferred income tax liability	171,442	129,994
Net deferred income tax liability	$162,111	$129,994

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2017	2016	2015
Current:
Federal	$55,887	$70,553	$12,668
State	8,096	10,555	5,501
Foreign	16,311	4,431	3,581
Total current	80,294	85,539	21,750
Deferred:
Federal	29,065	7,603	11,534
State	3,601	1,051	1,623
Foreign	3,771	(1,028)	(189)
Total deferred	36,437	7,626	12,968
Provision for income taxes	$116,731	$93,165	$34,718

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2017	2016	2015
At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.2%	3.1%	3.2%
IRS settlement on NOL utilization	—%	—%	(16.0)%
Change in valuation allowance	0.9%	0.1%	0.5%
Noncontrolling interests	(2.1)%	—%	—%
Foreign rate differential	(1.8)%	(0.2)%	—%
Other	(0.7)%	0.4%	0.5%
Effective tax rate	33.5%	38.4%	23.2%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2017	2016	2015
Balance, beginning of year	$57,032	$38,572	$46,973
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	19,079	18,460	17,443
Reductions for tax positions of prior years	—	—	(21,574)
Lapse of statute of limitations	—	—	—
Settlements	—	—	(4,270)
Balance, end of year	$76,111	$57,032	$38,572

As of July 31, 2017, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The Company does not anticipate a significant change to its unrecognized tax benefits recorded as of July 31, 2017 during the year ending July 31, 2018. As of July 31, 2017 and 2016, accrued interest and penalties, net of tax, was $3.6 million and $1.6 million, respectively. For the years ended July 31, 2017, 2016 and 2015, the Company recognized as income tax expense (benefit) $2.0 million, $1.1 million and $(1.4 million) of interest expense (income) and penalties, net of tax, respectively.

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

The Company’s major tax jurisdictions in which it files income tax returns is the U.S. federal jurisdiction, various state jurisdictions, Australia, and Canada. As discussed above, on January 29, 2015, all issues and computations were resolved upon the completion of a comprehensive settlement agreement with the IRS in regards to the federal NOL carryforward dispute. The Company is no longer subject to U.S. federal examinations for tax years prior to 2014. With few exceptions, the Company is no longer subject to examination by various state jurisdictions for tax years prior to 2012.

The Company has NOL carryforwards totaling $34.5 million which are primarily comprised of state net operating loss (“NOL”) carryforwards that expire by the year ending July 31, 2031. As of July 31, 2017, the Company recorded a valuation allowance on $29.5 million of these NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $9.9 million which expire by the year ending July 31, 2027. As of July 31, 2017, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.

The Company intends to indefinitely reinvest undistributed earnings, if any, in its Canadian foreign subsidiary. As of July 31, 2017, there are no unremitted earnings in our Canadian foreign subsidiary, and therefore no additional tax due to the extent of eventual remittance.

10.Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2017, 2016 and 2015 were $8.9 million, $8.4 million and $7.1 million, respectively.

11.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $2.0 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets, as of both July 31, 2017 and 2016 with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2017, the Company had various other letters of credit in the amount of $64.4 million, consisting primarily of $53.4 million in support of the Employee Housing Bonds and $11.0 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of July 31, 2017, primarily to provide collateral for its workers compensation self-insurance programs.

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

Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent with a rate of 10.25% increasing to 11.0% of assets under lease over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, the leases provide for the payment of percentage rent at a rate of 11.5% of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, that initially commenced in 2008, which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent of AUS $1.8 million, with annual CPI increases, and percentage rent at a rate of 2% of certain gross revenue generated at the property.
In addition, the Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives.
Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2017, 2016 and 2015, the Company recorded lease expense (including Northstar and Perisher), excluding executory costs, related to these agreements of $51.9 million, $44.4 million and $39.5 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
As of July 31, 2017, the Canyons obligation was $328.8 million, which represents the estimated annual lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%.
Future minimum operating lease payments under the above leases and future minimum capital lease payments under the Canyons obligation as of July 31, 2017 reflected by fiscal year are as follows (in thousands):

	Operating Leases	Capital Leases
2018	$40,783	$27,156
2019	35,338	27,699
2020	31,876	28,253
2021	29,453	28,818
2022	26,110	29,394
Thereafter	149,285	1,865,612
Total future minimum lease payments	$312,845	$2,006,932
Less amount representing interest		(1,678,146)
Net future minimum lease payments		$328,786
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable. As of July 31, 2017 and 2016, the accrual for loss contingencies was not material individually or in the aggregate.

12.	Segment and Geographic Area Information
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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2017	2016	2015
Net revenue:
Lift tickets	$818,341	$658,047	$536,458
Ski school	177,748	143,249	126,206
Dining	150,587	121,008	101,010
Retail/rental	293,428	241,134	219,153
Other	171,682	141,166	121,202
Total Mountain net revenue	1,611,786	1,304,604	1,104,029
Lodging	278,514	274,554	254,553
Resort	1,890,300	1,579,158	1,358,582
Real Estate	16,918	22,128	41,342
Total net revenue	$1,907,218	$1,601,286	$1,399,924
Segment operating expense:
Mountain	$1,047,331	$881,472	$777,147
Lodging	251,427	246,385	232,877
Resort	1,298,758	1,127,857	1,010,024
Real Estate	24,083	24,639	48,408
Total segment operating expense	$1,322,841	$1,152,496	$1,058,432
Gain on litigation settlement	$—	$—	$16,400
Gain on sale of real property	$6,766	$5,295	$151
Mountain equity investment income, net	$1,883	$1,283	$822
Reported EBITDA:
Mountain	$566,338	$424,415	$344,104
Lodging	27,087	28,169	21,676
Resort	593,425	452,584	365,780
Real Estate	(399)	2,784	(6,915)
Total Reported EBITDA	$593,026	$455,368	$358,865
Real estate held for sale and investment	$103,405	$111,088	$129,825
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$593,026	$455,368	$358,865
Depreciation and amortization	(189,157)	(161,488)	(149,123)
Change in fair value of contingent consideration	(16,300)	(4,200)	3,650
Loss on disposal of fixed assets and other, net	(6,430)	(5,418)	(2,057)
Investment income and other, net	6,114	723	246
Foreign currency gain on intercompany loans	15,285	—	—
Interest expense, net	(54,089)	(42,366)	(51,241)
Loss on extinguishment of debt	—	—	(11,012)
Income before provision for income taxes	348,449	242,619	149,328
Provision for income taxes	(116,731)	(93,165)	(34,718)
Net income	231,718	149,454	114,610
Net (income) loss attributable to noncontrolling interests	(21,165)	300	144
Net income attributable to Vail Resorts, Inc.	$210,553	$149,754	$114,754

Geographic Information

Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands).

	Year Ended July 31,
Net revenue	2017	2016	2015
U.S.	$1,578,276	$1,534,716	$1,375,190
International (a)	328,942	66,570	24,734
Total net revenue	$1,907,218	$1,601,286	$1,399,924

		As of July 31,
Property, plant and equipment, net		2017	2016
U.S.		$1,260,220	$1,247,838
International (a)		453,933	115,977
Total property, plant and equipment, net		$1,714,154	$1,363,814

(a) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s revenue and property plant and equipment, net was Canada. Canada accounted for $257.8 million of revenue for the year ended July 31, 2017 and for $338.8 million of property, plant and equipment, net as of July 31, 2017.

13.Selected Quarterly Financial Data (Unaudited)

	Year Ended July 31, 2017
(in thousands, except per share amounts)	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,907,218	$209,124	$794,631	$725,198	$178,265
Income (loss) from operations	$379,256	$(102,577)	$320,073	$252,278	$(90,518)
Net income (loss)	$231,718	$(61,248)	$196,856	$159,728	$(63,618)
Net income (loss) attributable to Vail Resorts, Inc.	$210,553	$(57,146)	$181,107	$149,179	$(62,587)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$5.36	$(1.43)	$4.52	$3.72	$(1.70)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$5.22	$(1.43)	$4.40	$3.63	$(1.70)

	Year Ended July 31, 2016
(in thousands, except per share amounts)	Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,601,286	$179,884	$647,472	$599,363	$174,567
Income (loss) from operations	$282,979	$(93,776)	$263,380	$200,064	$(86,689)
Net income (loss)	$149,454	$(65,284)	$157,537	$116,871	$(59,670)
Net income (loss) attributable to Vail Resorts, Inc.	$149,754	$(65,273)	$157,632	$116,982	$(59,587)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$4.13	$(1.80)	$4.35	$3.23	$(1.63)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$4.01	$(1.80)	$4.23	$3.14	$(1.63)

14.	Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. During the year ended July 31, 2017, the Company repurchased 1,317 shares (at a total cost of $0.2 million). During the year ended July 31, 2016, the Company repurchased 485,866 shares (at a total cost of $53.8 million).The Company did not repurchase any shares of common stock during the year ended July 31, 2015. Since inception of this stock repurchase program through July 31, 2017, the Company has repurchased 5,436,294 shares at a cost of approximately $247.2 million. As of July 31, 2017, 2,063,706 shares remained available to repurchase under the existing repurchase authorization. These authorizations have no expiration date. Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

15.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2017, approximately 4.1 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2017, 2016 and 2015 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2017	2016	2015
Expected volatility	40.3%	40.4%	40.6%
Expected dividends	2.2%	2.2%	1.9%
Expected term (average in years)	5.5-6.2	5.3-5.9	4.9-5.6
Risk-free rate	0.5-1.5%	0.3-2.2%	0.1-2.6%
The Company has estimated forfeiture rates that range from 0.0% to 22.2% based upon the class of employees receiving stock-based compensation in its calculation of stock-based compensation expense for the year ended July 31, 2017. These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the Plan as of July 31, 2015, 2016 and 2017, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2014	2,756	$42.06
Granted	242	91.64
Exercised	(575)	36.20
Forfeited or expired	(38)	75.99
Outstanding at July 31, 2015	2,385	47.96
Granted	198	113.67
Exercised	(180)	49.79
Forfeited or expired	(22)	80.42
Outstanding at July 31, 2016	2,381	$52.98
Granted	143	174.42
Exercised	(215)	60.05
Forfeited or expired	(19)	108.06
Outstanding at July 31, 2017	2,290	$59.12	4.4 years	$347,214
Vested and expected to vest at July 31, 2017	2,267	$58.38	4.3 years	$345,458
Exercisable at July 31, 2017	1,972	$46.84	3.7 years	$323,243
The weighted-average grant-date fair value of SARs granted during the years ended July 31, 2017, 2016 and 2015 was $50.78, $35.20 and $29.12, respectively. The total intrinsic value of options and SARs exercised during the years ended July 31, 2017, 2016 and 2015 was $22.6 million, $13.1 million and $37.4 million, respectively. The Company had 247,000, 302,000 and 420,000 SARs that vested during the years ended July 31, 2017, 2016 and 2015, respectively. These awards had a total estimated fair value of $19.6 million, $10.8 million and $13.6 million at the date of vesting for the years ended July 31, 2017, 2016 and 2015, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2017 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2016	441	$30.39
Granted	143	50.78
Vested	(247)	29.36
Forfeited	(19)	36.65
Nonvested at July 31, 2017	318	$42.46
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2017 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2016	261	$90.54
Granted	91	154.19
Vested	(121)	83.75
Forfeited	(20)	109.12
Nonvested at July 31, 2017	211	$119.97

The Company granted 91,000 restricted share units during the year ended July 31, 2017 with a weighted-average grant-date estimated fair value of $154.19. The Company granted 142,000 restricted share units during the year ended July 31, 2016 with a weighted-average grant-date estimated fair value of $102.20. The Company granted 143,000 restricted share units during the year ended July 31, 2015 with a weighted-average grant-date estimated fair value of $83.50. The Company had 121,000, 134,000 and 113,000 restricted share units that vested during the years ended July 31, 2017, 2016 and 2015, respectively. These units had a total estimated fair value of $19.3 million, $14.6 million and $9.9 million at the date of vesting for the years ended July 31, 2017, 2016 and 2015, respectively.
As of July 31, 2017, there was $20.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $12.6 million, $6.6 million and $1.0 million of expense is expected to be recognized in the years ending July 31, 2018, 2019 and 2020, respectively, assuming no future share-based awards are granted.
Cash received from options exercised under all share-based payment arrangements was zero, zero and $1.1 million for the years ended July 31, 2017, 2016 and 2015, respectively. The tax benefit realized or to be realized from options/SARs exercised and restricted stock units vested was $15.5 million, $10.3 million and $18.1 million for the years ended July 31, 2017, 2016 and 2015, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.

16.	Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its U.S. employees. Under this Retirement Plan, U.S. employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation starting the pay period containing the 1st of the month after obtaining the later of: (i) 12 months of employment with at least 1,000 service hours from the commencement date or (ii) if 1,000 hours within the first 12 months was not completed, then after the employee completed a cumulative 1,500 service hours. The Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2017, 2016 and 2015 was $5.4 million, $5.3 million and $4.5 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of the Company, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of the end of the period covered by this Form 10-K, the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

We expect to file with the SEC in October 2017 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 annual meeting of stockholders under the section entitled “Proposal 4. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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
The following exhibits are either filed or furnished herewith (as applicable) or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished (as applicable) with the Securities and Exchange Commission.

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

3.3
Certificate of Designations of Special Voting Preferred Stock of Vail Resorts, Inc., dated October 17, 2016. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on October 17, 2016) (File No. 001-09614).

3.4	Amended and Restated Bylaws of Vail Resorts, Inc. , dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011) (File No. 001-09614).
10.1	Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002 (File No. 001-09614).
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

10.3(a)
Forest Service Unified Permit for Breckenridge ski area, dated December 31, 1996. (Incorporated by reference to Exhibit 99.3(a) on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2002) (File No. 001-09614).

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

10.6*
Vail Resorts, Inc. Amended and Restated 2002 Long Term Incentive and Share Award Plan. (Incorporated by reference to Exhibit 99.1 on Form 8-K of Vail Resorts, Inc. filed on December 10, 2009) (File No. 001-09614).

10.7*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.20 of Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2007) (File No. 001-09614).
10.8*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.9*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614)
10.10*
Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009) (File No. 001-09614).

10.11(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.11(b)*
First Amendment to Executive Employment Agreement, dated September 30, 2011, by and between Vail Resorts, Inc. and Robert A. Katz (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2011) (File No. 001-09614).

10.11(c)*
Second Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

10.12*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).
10.13
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

Posted Exhibit Number	Description
10.14
Guaranty of Vail Resorts, Inc., dated May 29, 2013, in connection with the Master Agreement of Lease between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.15*	Vail Resorts, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2016) (File No. 001-09614).
10.16*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.17(a)
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

10.17(b)
First Amendment to Seventh Amended and Restated Credit Agreement dated as of December 4, 2015, among Vail Holdings, Inc., as borrower, Bank of America N.A., as administrative agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2015) (File Number 001-09614).

10.17(c)
Second Amendment to Seventh Amended and Restated Credit Agreement, dated October 14, 2016 (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on October 17, 2016) (File No. 001-09614).

10.17(d)
Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Vail Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the Lenders named therein (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2017) (File Number 001-09614).

10.18(a)
Amended and Restated Credit Agreement and the amendments thereto, dated as of November 12, 2013, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, the Financial Institutions named therein, The Toronto-Dominion Bank, as administrative agent, TD Securities, as lead arranger and sole bookrunner, and Royal Bank of Canada, Bank of Montreal, Wells Fargo Bank, N.A., Canadian Branch, and Bank of America, N.A., Canadian Branch, as co-documentation agents (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 30, 2016) (File No. 001-09614).

10.18(b)
Third Amending Agreement, dated as of February 10, 2017, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2017) (File No. 001-09614).

10.19
Whistler Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Whistler Mountain Resort Limited Partnership (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.20
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
101
The following information from the Company’s Year End Report on Form 10-K for the year ended July 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2017 and July 31, 2016; (ii) Consolidated Statements of Operations as of July 31, 2017, July 31, 2016 and July 31, 2015; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2017, July 31, 2016 and July 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity as of July 31, 2017, July 31, 2016 and July 31, 2015 (v) Consolidated Statements of Cash Flows as of July 31, 2017, July 31, 2016 and July 31, 2015; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2017		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2017		Vail Resorts, Inc.

	By:	/s/ Ryan H. Siurek
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2017.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Ryan H. Siurek	Vice President, Controller and Chief Accounting Officer
Ryan H. Siurek	(Principal Accounting Officer)

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director