Form 10-Q
period 2017-10-31
VAIL RESORTS INC
filed 2017-12-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 4, 2017, 40,407,160 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2017	July 31, 2017	October 31, 2016
Assets
Current assets:
Cash and cash equivalents	$140,397	$117,389	$106,751
Restricted cash	16,609	10,273	13,203
Trade receivables, net	84,571	186,913	59,445
Inventories, net	108,081	84,814	112,792
Other current assets	46,045	33,681	40,172
Total current assets	395,703	433,070	332,363
Property, plant and equipment, net (Note 6)	1,694,692	1,714,154	1,699,087
Real estate held for sale and investment	102,697	103,405	116,852
Goodwill, net	1,484,335	1,519,743	1,454,943
Intangible assets, net	287,093	294,932	286,360
Other assets	44,096	45,414	34,514
Total assets	$4,008,616	$4,110,718	$3,924,119
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$630,467	$467,669	$542,923
Income taxes payable	40,707	98,491	73,739
Long-term debt due within one year (Note 4)	38,422	38,397	38,374
Total current liabilities	709,596	604,557	655,036
Long-term debt, net (Note 4)	1,262,325	1,234,024	1,371,779
Other long-term liabilities (Note 6)	290,420	301,736	272,309
Deferred income taxes	136,863	171,442	98,192
Total liabilities	2,399,204	2,311,759	2,397,316
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,842, 45,448 and 45,061 shares issued, respectively	458	454	451
Exchangeable shares, $0.01 par value, 61, 69 and 418 shares issued and outstanding, respectively (Note 5)	1	1	4
Additional paid-in capital	1,157,547	1,222,510	1,209,935
Accumulated other comprehensive income (loss)	10,591	44,395	(19,784)
Retained earnings	479,997	550,985	394,690
Treasury stock, at cost, 5,436, 5,436, and 5,435 shares, respectively (Note 10)	(247,189)	(247,189)	(246,979)
Total Vail Resorts, Inc. stockholders’ equity	1,401,405	1,571,156	1,338,317
Noncontrolling interests	208,007	227,803	188,486
Total stockholders’ equity	1,609,412	1,798,959	1,526,803
Total liabilities and stockholders’ equity	$4,008,616	$4,110,718	$3,924,119
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net revenue:
Mountain and Lodging services and other	$143,348	$114,686
Mountain and Lodging retail and dining	76,866	63,483
Resort net revenue	220,214	178,169
Real Estate	636	96
Total net revenue	220,850	178,265
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	181,276	152,645
Mountain and Lodging retail and dining cost of products sold	35,679	28,940
General and administrative	57,863	50,748
Resort operating expense	274,818	232,333
Real Estate	1,691	1,485
Total segment operating expense	276,509	233,818
Other operating (expense) income:
Depreciation and amortization	(48,624)	(40,581)
Gain on sale of real property	—	6,466
Change in estimated fair value of contingent consideration (Note 7)	—	(300)
Gain (loss) on disposal of fixed assets, net	567	(550)
Loss from operations	(103,716)	(90,518)
Mountain equity investment income, net	522	832
Investment income and other, net	383	4,523
Foreign currency loss on intercompany loans (Note 4)	(7,346)	—
Interest expense, net	(15,174)	(11,964)
Loss before benefit from income taxes	(125,331)	(97,127)
Benefit from income taxes	93,404	33,509
Net loss	(31,927)	(63,618)
Net loss attributable to noncontrolling interests	3,542	1,031
Net loss attributable to Vail Resorts, Inc.	$(28,385)	$(62,587)
Per share amounts (Note 3):
Basic net loss per share attributable to Vail Resorts, Inc.	$(0.71)	$(1.70)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(0.71)	$(1.70)
Cash dividends declared per share	$1.053	$0.81
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net loss	$(31,927)	$(63,618)
Foreign currency translation adjustments, net of tax	(45,405)	(24,412)
Comprehensive loss	(77,332)	(88,030)
Comprehensive loss attributable to noncontrolling interests	15,143	7,209
Comprehensive loss attributable to Vail Resorts, Inc.	$(62,189)	$(80,821)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive loss:
Net loss	—	—	—	—	(62,587)	—	(62,587)	(1,031)	(63,618)
Foreign currency translation adjustments, net of tax	—	—	—	(18,234)	—	—	(18,234)	(6,178)	(24,412)
Total comprehensive loss							(80,821)	(7,209)	(88,030)
Stock-based compensation expense	—	—	4,577	—	—	—	4,577	—	4,577
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Issuance of shares under share award plans, net of shares withheld for taxes	2	—	(11,526)	—	—	—	(11,524)	—	(11,524)
Tax benefit from share award plans	—	—	6,290	—	—	—	6,290	—	6,290
Dividends (Note 3)	—	—	—	—	(29,390)	—	(29,390)	—	(29,390)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	181,818	181,818
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(49)	(49)
Balance, October 31, 2016	$451	$4	$1,209,935	$(19,784)	$394,690	$(246,979)	$1,338,317	$188,486	$1,526,803

Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive loss:
Net loss	—	—	—	—	(28,385)	—	(28,385)	(3,542)	(31,927)
Foreign currency translation adjustments, net of tax	—	—	—	(33,804)	—	—	(33,804)	(11,601)	(45,405)
Total comprehensive loss							(62,189)	(15,143)	(77,332)
Stock-based compensation expense	—	—	4,521	—	—	—	4,521	—	4,521
Measurement period adjustment (Note 5)	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for taxes	4	—	(69,484)	—	—	—	(69,480)	—	(69,480)
Dividends (Note 3)	—	—	—	—	(42,603)	—	(42,603)	—	(42,603)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,877)	(2,877)
Balance, October 31, 2017	$458	$1	$1,157,547	$10,591	$479,997	$(247,189)	$1,401,405	$208,007	$1,609,412
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,927)	$(63,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,624	40,581
Stock-based compensation expense	4,521	4,577
Deferred income taxes, net	(41,600)	(33,509)
Gain on sale of real property	—	(6,466)
Other non-cash income, net	4,885	(5,879)
Changes in assets and liabilities:
Restricted cash	(6,654)	(1,111)
Trade receivables, net	101,642	90,431
Inventories, net	(23,208)	(22,490)
Accounts payable and accrued liabilities	(7,543)	(25,925)
Deferred revenue	167,752	112,130
Income taxes payable - excess tax benefit from share award exercises	(51,804)	(6,290)
Income taxes payable - other	(5,603)	(18,115)
Other assets and liabilities, net	(10,332)	(7,289)
Net cash provided by operating activities	148,753	57,027
Cash flows from investing activities:
Capital expenditures	(37,449)	(46,043)
Acquisition of businesses, net of cash acquired	(1,356)	(512,348)
Cash received from the sale of real property	—	7,692
Other investing activities, net	5,153	538
Net cash used in investing activities	(33,652)	(550,161)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	95,000	619,375
Proceeds from borrowings under Whistler Credit Agreement	11,920	—
Repayments of borrowings under Vail Holdings Credit Agreement	(59,375)	(50,000)
Repayments of borrowings under Whistler Credit Agreement	(17,081)	—
Employee taxes paid for share award exercises	(69,480)	(11,524)
Dividends paid	(42,603)	(29,390)
Other financing activities, net	(6,989)	3,456
Net cash (used in) provided by financing activities	(88,608)	531,917
Effect of exchange rate changes on cash and cash equivalents	(3,485)	71
Net increase in cash and cash equivalents	23,008	38,854
Cash and cash equivalents:
Beginning of period	117,389	67,897
End of period	$140,397	$106,751

Non-cash investing activities:
Accrued capital expenditures	$25,314	$17,546
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.	Organization and Business
Vail Resorts, Inc. (“Vail Resorts”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) operate in three business segments: Mountain, Lodging and Real Estate. The Company refers to “Resort” as the combination of the Mountain and Lodging segments.

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2017 was derived from audited financial statements.

The Consolidated Condensed Statement of Operations for the three months ended October 31, 2016 has been revised to separately disclose revenues and costs from retail and dining operations, as well as general and administrative costs. Retail and dining revenues were previously included within Mountain and Lodging revenues, and the related costs were previously included in Mountain and Lodging operating costs. Management considers the change in presentation of its Consolidated Condensed Statement of Operations to be immaterial to the period presented. There is no change to previously reported total net revenue, operating expense, loss from operations, net loss attributable to Vail Resorts, Inc., per share amounts or segment results.

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

Recently Issued Accounting Standards
Adopted Standards
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, as applicable, rather than within additional paid in capital which was required under the previous guidance. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy employee statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this standard on August 1, 2017, and will prospectively record excess tax benefits and deficiencies within the provision or benefit for income taxes on its Consolidated Condensed Statements of Operations when stock-based compensation awards vest or are exercised. The Company expects this will increase volatility of the provision or benefit for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest or are exercised. As a result of adopting this provision of the standard, the Company recorded $51.8 million of excess tax benefits within benefit from income taxes on its Consolidated Condensed Statement of Operations for the three months ended October 31, 2017 (or $1.29 per diluted share) resulting from vesting and exercises of equity awards during the quarter. As of August 1, 2017, the Company prospectively presented excess tax benefits as operating activities on its Consolidated Condensed Statement of Cash Flows for the three months ended October 31, 2017. Additionally, the Company has elected to record actual forfeitures for recording stock-based compensation expense when they occur, rather than estimate expected forfeitures, which did not have a material impact to the Consolidated Condensed Statement of Operations for the three months ended October 31, 2017. In accordance with the disclosure provisions of the new guidance, the Company retrospectively adopted the new presentation. Cash paid to taxing authorities on an employee’s behalf was changed to be classified as a financing activity in the Consolidated Condensed Statements of Cash Flows, which resulted in a $11.5 million decrease to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the three months ended October 31, 2016, as shown below (in thousands).

	Three Months Ended October 31, 2016
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$45,503	$11,524	$57,027
Cash flows used in investing activities (no change)	(550,161)	—	(550,161)
Cash flows provided by financing activities	543,441	(11,524)	531,917
Effect of exchange rate changes (no change)	71	—	71
Net increase in cash and cash equivalents	$38,854	$—	$38,854

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

3.	Net Loss per Share
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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 5, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”) and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while outstanding, are substantially the economic equivalent of Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the three months ended October 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(28,385)	$(28,385)	$(62,587)	$(62,587)
Weighted-average Vail Shares outstanding	40,147	40,147	36,766	36,766
Weighted-average Exchangeco Shares outstanding	64	64	68	68
Total Weighted-average shares outstanding	40,211	40,211	36,834	36,834
Effect of dilutive securities	—	—	—	—
Total shares	40,211	40,211	36,834	36,834
Net loss per share attributable to Vail Resorts	$(0.71)	$(0.71)	$(1.70)	$(1.70)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 1.3 million and 1.7 million for the three months ended October 31, 2017 and 2016, respectively.

Dividends

The Company paid cash dividends of $1.053 and $0.81 per share ($42.6 million and $29.4 million in the aggregate) during the three months ended October 31, 2017 and 2016, respectively. On December 6, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $1.053 per share, for Vail Shares, payable on January 10, 2018 to stockholders of record as of December 27, 2017. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on January 10, 2018 to the shareholders of record on December 27, 2017.

4.	Long-Term Debt
Long-term debt, net as of October 31, 2017, July 31, 2017 and October 31, 2016 is summarized as follows (in thousands):

	Maturity	October 31, 2017	July 31, 2017	October 31, 2016
Vail Holdings Credit Agreement term loan (a)	2021	$712,500	$721,875	$750,000
Vail Holdings Credit Agreement revolver (a)	2021	95,000	50,000	135,000
Whistler Credit Agreement revolver (b)	2022	104,625	113,119	142,103
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	330,217	328,786	324,521
Other	2024-2028	9,743	10,166	10,617
Total debt		1,304,660	1,276,521	1,414,816
Less: Unamortized debt issuance costs		3,913	4,100	4,663
Less: Current maturities (c)		38,422	38,397	38,374
Long-term debt, net		$1,262,325	$1,234,024	$1,371,779

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail

Holdings Credit Agreement were not altered by the Amendment. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the rate of LIBOR plus 1.25% (2.49%, as of October 31, 2017), and interest payments are due monthly. Additionally, the term loan facility is subject to quarterly principal payments of approximately $9.4 million, which began on January 31, 2017. Final payment of the remaining principal outstanding plus accrued and unpaid interest is due upon maturity in October 2021. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the three months ended October 31, 2017, the Company exercised its right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022. No other terms of the Whistler Credit agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of October 31, 2017, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of October 31, 2017 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.11%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2017 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2017 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2018 (November 2017 through July 2018)	$28,599
2019	38,455
2020	38,516
2021	38,580
2022	772,648
Thereafter	387,862
Total debt	$1,304,660

The Company recorded gross interest expense of $15.2 million and $12.0 million for the three months ended October 31, 2017 and 2016, respectively, of which $0.3 million and $0.2 million, respectively, were amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $7.3 million in foreign currency loss on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2017 on the Company’s Consolidated Condensed Statements of Operations.

5.	Acquisitions
Stowe
On June 7, 2017, the Company, through a wholly-owned subsidiary, acquired Stowe Mountain Resort in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for total cash consideration of $40.7 million. The Company acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The purchase price was allocated to identifiable tangible and intangible assets acquired based on their estimated fair values at the acquisition date. The Company has completed its preliminary purchase price allocation and has recorded $39.1 million in property, plant and equipment; $3.0 million in intangible assets; $2.3 million in other assets; and $3.7 million of assumed liabilities on the date of acquisition. The operating results of Stowe are reported within the Mountain segment.

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

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes during the three months ended October 31, 2016. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Condensed Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations during the three months ended October 31, 2016.

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

The following summarizes the purchase consideration and the estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands, except exchange ratio and share price):

(in thousands, except exchange ratio and share price amounts)	Acquisition Date Estimated Fair Value
Total Whistler Blackcomb shares acquired	38,500
Exchange ratio as of October 14, 2016	0.097294
Total Vail Shares issued to Whistler Blackcomb shareholders	3,746
Vail Resorts closing share price on October 14, 2016	$153.41
Total value of Vail Shares issued	$574,645
Total cash consideration paid at C$17.50 ($13.31 on October 17, 2016) per Whistler Blackcomb share	512,558
Total purchase consideration to Whistler Blackcomb shareholders	1,087,203
Estimated fair value of previously held investment in Whistler Blackcomb	4,308
Estimated fair value of Nippon Cable’s 25% interest in Whistler Blackcomb	180,803
Total estimated purchase consideration	$1,272,314

Allocation of total estimated purchase consideration:
Estimated fair values of assets acquired:
Current assets	$36,820
Property, plant and equipment	332,609
Real estate held for sale and investment	8,216
Goodwill	956,459
Identifiable intangibles	150,681
Deferred income taxes, net	7,992
Other assets	1,973
Current liabilities	(74,358)
Assumed long-term debt	(144,922)
Other long-term liabilities	(3,156)
Net assets acquired	$1,272,314

During the three months ended October 31, 2017, the Company recorded adjustments in the measurement period to its purchase price allocation which decreased the estimated fair value of noncontrolling interest and season pass holder relationships intangible asset with a corresponding net decrease to goodwill.

The estimated fair values of definite-lived and indefinite-lived identifiable intangible assets were determined using significant estimates and assumptions. The estimated fair value and estimated useful lives of identifiable intangible assets, where applicable, are as follows.

	Estimated Fair Value	Weighted Average Amortization Period
	($ in thousands)	(in years) (1)
Trademarks and trade names	$139,977	n/a
Season pass holder relationships	6,596	5
Property management contracts	4,108	n/a
Total acquired identifiable intangible assets	$150,681
(1) Trademarks and trade names and property management contracts are indefinite-lived intangible assets.

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies (including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio) the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $0.6 million of net revenue for the three months ended October 31, 2016, prospectively from the acquisition date (acquired on October 17, 2016). The Company recognized $2.6 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the three months ended October 31, 2016.
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

Three Months Ended October 31, 2016
Pro forma net revenue	$200,929
Pro forma net loss attributable to Vail Resorts, Inc.	$(67,678)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(1.69)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(1.69)

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2017	July 31, 2017	October 31, 2016
Land and land improvements	$550,627	$553,655	$530,634
Buildings and building improvements	1,186,731	1,210,864	1,157,546
Machinery and equipment	985,639	987,080	954,722
Furniture and fixtures	284,815	280,292	291,141
Software	111,440	108,048	106,901
Vehicles	59,600	59,596	64,344
Construction in progress	77,512	49,359	82,895
Gross property, plant and equipment	3,256,364	3,248,894	3,188,183
Accumulated depreciation	(1,561,672)	(1,534,740)	(1,489,096)
Property, plant and equipment, net	$1,694,692	$1,714,154	$1,699,087

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2017	July 31, 2017	October 31, 2016
Trade payables	$103,540	$71,558	$90,773
Deferred revenue	407,848	240,096	328,009
Accrued salaries, wages and deferred compensation	19,699	44,869	29,544
Accrued benefits	30,317	32,505	28,564
Deposits	21,017	23,742	18,418
Other liabilities	48,046	54,899	47,615
Total accounts payable and accrued liabilities	$630,467	$467,669	$542,923

The composition of other long-term liabilities follows (in thousands):

	October 31, 2017	July 31, 2017	October 31, 2016
Private club deferred initiation fee revenue	$117,151	$118,417	$120,546
Unfavorable lease obligation, net	23,922	24,664	27,284
Other long-term liabilities	149,347	158,655	124,479
Total other long-term liabilities	$290,420	$301,736	$272,309

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

	Estimated Fair Value Measurement as of October 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,010	$3,010	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,406	$—	$2,406	$—
Liabilities:
Contingent Consideration	$23,754	$—	$—	$23,754

	Estimated Fair Value Measurement as of July 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,008	$3,008	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Interest Rate Swap	$236	$—	$236	$—
Liabilities:
Contingent Consideration	$27,400	$—	$—	$27,400

	Estimated Fair Value Measurement as of October 31, 2016
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,001	$3,001	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Liabilities:
Contingent Consideration	$11,400	$—	$—	$11,400
Interest Rate Swap	$1,990	$—	$1,990	$—

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap was an instrument assumed in the Whistler Blackcomb acquisition that was a C$125.0 million fixed swap on the floating interest rate for the assumed Whistler Credit Agreement, and was originally set to expire in September 2020. However, the Company settled the Interest Rate Swap in September 2017 and therefore no longer utilized an Interest Rate Swap as of October 31, 2017. Interest Rate Swap settlements and changes in estimated fair value are recognized in interest expense, net on the Consolidated Condensed Statement of Operations.

The changes in Contingent Consideration during the three months ended October 31, 2017 and 2016 were as follows (in thousands):

Balance as of July 31, 2017 and 2016, respectively	$27,400	$11,100
Payments	(3,646)	—
Change in estimated fair value	—	300
Balance as of October, 2017 and 2016, respectively	$23,754	$11,400

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

Contingent Consideration is classified as a liability, and therefore the liability is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2017, the Company made a payment to the landlord for Contingent Consideration of approximately $3.6 million, resulting in an estimated fair value of the Contingent Consideration of approximately $23.8 million, which is reflected in other long-term liabilities in the Consolidated Condensed Balance Sheet.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2017, July 31, 2017 and October 31, 2016, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2017, the Company had various other letters of credit totaling $65.5 million, consisting of $53.4 million to support the Employee Housing Bonds and $12.1 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of October 31, 2017, primarily to provide collateral for its workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of October 31, 2017, July 31, 2017 and October 31, 2016, the accruals for the above loss contingencies were not material individually or in the aggregate.

9.    Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Company refers to “Resort” as the combination of the Mountain and Lodging segments. The Mountain segment includes the operations of the Company’s mountain resorts/ski areas and related ancillary activities. The Lodging segment includes the operations of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, CME and mountain resort golf operations. The Real Estate segment owns, develops and sells real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2017	2016
Net revenue:
Lift	$25,468	$21,426
Ski school	4,438	3,851
Dining	18,302	13,368
Retail/rental	45,407	36,479
Other	54,510	35,643
Total Mountain net revenue	148,125	110,767
Lodging	72,089	67,402
Total Resort net revenue	220,214	178,169
Real Estate	636	96
Total net revenue	$220,850	$178,265
Segment operating expense:
Mountain	$207,084	$168,253
Lodging	67,734	64,080
Resort	274,818	232,333
Real Estate	1,691	1,485
Total segment operating expense	$276,509	$233,818
Gain on sale of real property	$—	$6,466
Mountain equity investment income, net	$522	$832
Reported EBITDA:
Mountain	$(58,437)	$(56,654)
Lodging	4,355	3,322
Resort	(54,082)	(53,332)
Real Estate	(1,055)	5,077
Total Reported EBITDA	$(55,137)	$(48,255)
Real estate held for sale and investment	$102,697	$116,852
Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(55,137)	$(48,255)
Depreciation and amortization	(48,624)	(40,581)
Change in estimated fair value of contingent consideration	—	(300)
Gain (loss) on disposal of fixed assets, net	567	(550)
Investment income and other, net	383	4,523
Foreign currency loss on intercompany loans	(7,346)	—
Interest expense, net	(15,174)	(11,964)
Loss before benefit from income taxes	(125,331)	(97,127)
Benefit from income taxes	93,404	33,509
Net loss	(31,927)	(63,618)
Net loss attributable to noncontrolling interests	3,542	1,031
Net loss attributable to Vail Resorts, Inc.	$(28,385)	$(62,587)

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 total shares. The Company did not repurchase any Vail Shares during either of the three months ended October 31, 2017 or 2016. Since inception of its share repurchase program through October 31, 2017, the Company has repurchased 5,436,294 Vail Shares for $247.2 million. As of October 31, 2017, 2,063,706 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the periods ended October 31, 2017 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2017 and 2016 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2017.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under generally accepted accounting principles (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Refer to the end of the Results of Operations section for a reconciliation of segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Net Debt to long-term debt, net.

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

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments.

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

Additionally, the Company operates ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Perisher operations.

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels and condominiums through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”); (iv) Colorado Mountain Express (“CME”), a Colorado resort ground transportation company; and (v) mountain resort golf courses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. Through December 3, 2017, our North American pass sales for the upcoming 2017/2018 North American ski season increased approximately 14% in units and increased approximately 20% in sales dollars, compared to the prior year period ended December 4, 2016, including Whistler Blackcomb and Stowe pass sales in both periods, adjusted to eliminate the impact of foreign currency by applying current period exchange rates to the prior period. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2017/2018 North American ski season.

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

•
As of October 31, 2017, we had $234.0 million available under the revolver component of our Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $400.0 million less outstanding borrowings of $95.0 million and certain letters of credit outstanding of $71.0 million. Additionally, under our Whistler Blackcomb credit facility (the “Whistler Credit Agreement”), as of October 31, 2017, we had C$164.0 million ($127.1 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($232.5 million) less outstanding borrowings of C$135.0 million ($104.6 million) and a letter of credit outstanding of C$1.0 million ($0.8 million)). During the three months ended October 31, 2017, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022.

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2017, compared to the three months ended October 31, 2016 (in thousands):

	Three Months Ended October 31,
	2017	2016
Mountain Reported EBITDA	$(58,437)	$(56,654)
Lodging Reported EBITDA	4,355	3,322
Resort Reported EBITDA	$(54,082)	$(53,332)
Real Estate Reported EBITDA	$(1,055)	$5,077
Loss before benefit from income taxes	$(125,331)	$(97,127)
Net loss attributable to Vail Resorts, Inc.	$(28,385)	$(62,587)
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended October 31, 2017 compared to the three months ended October 31, 2016
Mountain segment operating results for the three months ended October 31, 2017 and 2016 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2017	2016
Net Mountain revenue:
Lift	$25,468	$21,426	18.9%
Ski school	4,438	3,851	15.2%
Dining	18,302	13,368	36.9%
Retail/rental	45,407	36,479	24.5%
Other	54,510	35,643	52.9%
Total Mountain net revenue	148,125	110,767	33.7%
Mountain operating expense:
Labor and labor-related benefits	73,656	57,682	27.7%
Retail cost of sales	22,941	18,404	24.7%
General and administrative	49,324	41,984	17.5%
Other	61,163	50,183	21.9%
Total Mountain operating expense	207,084	168,253	23.1%
Mountain equity investment income, net	522	832	(37.3)%
Mountain Reported EBITDA	$(58,437)	$(56,654)	(3.1)%

Total skier visits	498	429	16.1%
ETP	$51.14	$49.94	2.4%

Mountain Reported EBITDA includes $3.8 million and $3.9 million of stock-based compensation expense for the three months ended October 31, 2017 and 2016, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of Perisher, which has its peak operating season from June through early October. Mountain Reported EBITDA decreased by $1.8 million, or 3.1%, which includes an operating loss from Stowe (acquired in June 2017) due to no ski operations. Additionally, we recorded $0.7 million and $2.8 million of acquisition and integration related expenses for the three months ended October 31, 2017 and 2016, respectively.

Perisher generated increases of $4.0 million, or 18.9%, and $0.6 million, or 15.2%, in lift revenue and ski school revenue, respectively, primarily due to increases in pricing and higher visitation. Dining revenue increased $4.9 million, or 36.9%, primarily due to incremental revenue from Whistler Blackcomb, reflecting a full quarter of operations as compared to prior year period which included operations from the date of acquisition, October 17, 2016, through October 31, 2016. Additionally, dining revenue benefited from the inclusion of Stowe operations and an increase in dining revenue at Perisher, which was the result of higher visitation.

Retail/rental revenue increased $8.9 million, or 24.5%, primarily due to an increase in retail sales of $7.3 million, or 23.2%, and an increase in rental revenue of $1.6 million, or 32.0%. The increase in retail revenue was primarily attributable to incremental revenue from Whistler Blackcomb and increased sales at our front range stores in Colorado. The increase in rental revenue was primarily attributable to incremental revenue from Whistler Blackcomb as well as increased rental sales at Perisher. Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. Other revenue increased $18.9 million, or 52.9%, which was primarily attributable to incremental summer activities and events revenue at Whistler Blackcomb and the inclusion of Stowe operations.

Operating expense increased $38.8 million, or 23.1%, which was primarily due to incremental expenses from Whistler Blackcomb as a result of a full quarter of operations as compared to the prior year period, which included operations from the date of acquisition, October 17, 2016, through October 31, 2016.

Labor and labor-related benefits increased 27.7% primarily due to incremental expense from Whistler Blackcomb and Stowe, normal wage adjustments and increased staffing levels at Perisher during the three months ended October 31, 2017 to support higher visitation. Retail cost of sales increased 24.7%, compared to an increase in retail sales of 23.2%, primarily reflecting incremental retail cost of sales at Whistler Blackcomb. General and administrative expense increased 17.5% due to incremental expense from Whistler Blackcomb and Stowe, as well as increased corporate overhead costs. Other expense increased 21.9% compared to the same period in the prior year due to incremental expense from Whistler Blackcomb, as well as increases in repairs and maintenance expense, property tax expense, food and beverage cost of sales, supplies and rent expense, partially offset by a reduction of acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2017 compared to the three months ended October 31, 2016
Lodging segment operating results for the three months ended October 31, 2017 and 2016 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2017	2016
Lodging net revenue:
Owned hotel rooms	$19,635	$18,063	8.7%
Managed condominium rooms	10,171	8,521	19.4%
Dining	15,880	15,337	3.5%
Transportation	2,553	2,473	3.2%
Golf	8,426	8,513	(1.0)%
Other	12,115	11,418	6.1%
	68,780	64,325	6.9%
Payroll cost reimbursements	3,309	3,077	7.5%
Total Lodging net revenue	72,089	67,402	7.0%
Lodging operating expense:
Labor and labor-related benefits	32,092	29,877	7.4%
General and administrative	8,539	8,764	(2.6)%
Other	23,794	22,362	6.4%
	64,425	61,003	5.6%
Reimbursed payroll costs	3,309	3,077	7.5%
Total Lodging operating expense	67,734	64,080	5.7%
Lodging Reported EBITDA	$4,355	$3,322	31.1%

Owned hotel statistics:
ADR	$228.10	$214.83	6.2%
RevPAR	$163.23	$144.12	13.3%
Managed condominium statistics:
ADR	$190.61	$196.78	(3.1)%
RevPAR	$53.72	$47.95	12.0%
Owned hotel and managed condominium statistics (combined):
ADR	$210.49	$207.34	1.5%
RevPAR	$87.38	$80.53	8.5%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended October 31, 2017 and 2016.

Lodging Reported EBITDA increased $1.0 million, or 31.1%, primarily due to increased occupancy at our lodging properties in Colorado.

Revenue from owned hotel rooms increased $1.6 million, or 8.7%, primarily due an increase in occupancy at Flagg Ranch, which incurred an early closure in the prior year period as a result of a forest fire in Grand Teton National Park, as well as an increase in revenue at GTLC. Revenue from managed condominium rooms increased $1.7 million, or 19.4%, primarily due to incremental revenue from Whistler Blackcomb and increased revenue at our Colorado managed properties primarily as a result of increased occupancy.

Dining revenue increased $0.5 million, or 3.5%, primarily due to increased revenue at our Colorado lodging properties and at Park City. Other revenue increased $0.7 million, or 6.1%, primarily due to increases in ancillary services, conference services and lodging retail, partially offset by the recording of business interruption insurance recovery in the prior year related to the early closure of our Flagg Ranch property in September 2016.

Operating expense (excluding reimbursed payroll costs) increased 5.6%. Labor and labor-related benefits increased 7.4%, primarily resulting from incremental Whistler Blackcomb expense, normal wage increases and higher labor expense for Flagg Ranch, which was closed for a portion of the prior year period. Other expense increased 6.4%, primarily due to increases in variable operating expenses, including food and beverage and retail cost of sales and credit card fees, as well as an increase in property taxes.

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

Real Estate Segment

Three months ended October 31, 2017 compared to the three months ended October 31, 2016
Real Estate segment operating results for the three months ended October 31, 2017 and 2016 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2017	2016
Total Real Estate net revenue	$636	$96	562.5%
Real Estate operating expense:
Cost of sales (including sales commission)	511	—	—%
Other	1,180	1,485	(20.5)%
Total Real Estate operating expense	1,691	1,485	13.9%
Gain on sale of real property	—	6,466	(100.0)%
Real Estate Reported EBITDA	$(1,055)	$5,077	(120.8)%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2017
During the three months ended October 31, 2017, we closed on the sale of one land parcel for $0.5 million.

Other operating expense of $1.2 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits and allocated corporate costs.

Three months ended October 31, 2016
Real Estate Reported EBITDA included a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for $9.3 million.

Other operating expense of $1.5 million was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contribute to our overall financial position (in thousands).

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2017	2016
Depreciation and amortization	$(48,624)	$(40,581)	19.8%
Investment income and other, net	$383	$4,523	(91.5)%
Foreign currency loss on intercompany loans	$(7,346)	$—	nm
Interest expense, net	$(15,174)	$(11,964)	26.8%
Benefit from income taxes	$93,404	$33,509	178.7%

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2017 increased $8.0 million, compared to the same period in the prior year, primarily due to assets acquired in the Whistler Blackcomb and Stowe acquisitions.

Investment income and other, net. Investment income and other, net for the three months ended October 31, 2016 included a $3.4 million gain recognized on foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition. As a result, investment income and other, net for the three months ended October 31, 2017 decreased $4.1 million compared to the same period in the prior year.

Foreign currency loss on intercompany loans. Foreign currency loss on intercompany loans for the three months ended October 31, 2017 of $7.3 million was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three months ended October 31, 2017 increased $3.2 million compared to the same period in the prior year,  primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million, which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition, as well as the Whistler Credit Agreement, which was assumed as part of the Whistler Blackcomb acquisition and had $104.6 million (C$135.0 million) outstanding as of October 31, 2017.

Income taxes. The effective tax rate benefit for the three months ended October 31, 2017 was 74.5% compared to 34.5% for the three months ended October 31, 2016. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), excess tax benefits from employee share awards, which are recorded as a discrete item, taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income (loss) and the amount of net income attributable to noncontrolling interests.

The increase in the effective tax rate benefit during the three months ended October 31, 2017 compared to the three months ended October 31, 2016 is primarily due to excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which were recorded within benefit from income taxes during the three months ended October 31, 2017 as a result of new accounting guidance that was adopted prospectively as of August 1, 2017. The new guidance requires excess tax benefits to be recorded in the period realized as a discrete item within earnings rather than within equity. As a result of adopting this guidance, we recorded $51.8 million of excess tax benefits within benefit from income taxes on our Consolidated Condensed Statement of Operations for the three months ended October 31, 2017 (or $1.29 earnings per diluted share).

Reconciliation of Segment Earnings and Net Debt

The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2017	2016
Mountain Reported EBITDA	$(58,437)	$(56,654)
Lodging Reported EBITDA	4,355	3,322
Resort Reported EBITDA	(54,082)	(53,332)
Real Estate Reported EBITDA	(1,055)	5,077
Total Reported EBITDA	(55,137)	(48,255)
Depreciation and amortization	(48,624)	(40,581)
Gain (loss) on disposal of fixed assets, net	567	(550)
Change in estimated fair value of contingent consideration	—	(300)
Investment income and other, net	383	4,523
Foreign currency loss on intercompany loans	(7,346)	—
Interest expense, net	(15,174)	(11,964)
Loss before benefit from income taxes	(125,331)	(97,127)
Benefit from income taxes	93,404	33,509
Net loss	(31,927)	(63,618)
Net loss attributable to noncontrolling interests	3,542	1,031
Net loss attributable to Vail Resorts, Inc.	$(28,385)	$(62,587)

The following table reconciles Net Debt to long-term debt, net (in thousands):

	October 31,
	2017	2016
Long-term debt, net	$1,262,325	$1,371,779
Long-term debt due within one year	38,422	38,374
Total debt	1,300,747	1,410,153
Less: cash and cash equivalents	140,397	106,751
Net Debt	$1,160,350	$1,303,402
LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2017 and 2016 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2017	2016
Net cash provided by operating activities	$148,753	$57,027
Net cash used in investing activities	$(33,652)	$(550,161)
Net cash (used in) provided by financing activities	$(88,608)	$531,917

Significant Sources of Cash
Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations. We had $140.4 million of cash and cash equivalents as of October 31, 2017, compared to $106.8 million as of October 31, 2016. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

As of October 31, 2017, we had $234.0 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less borrowings of $95.0 million and certain letters of credit outstanding of $71.0 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$164.0 million ($127.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($232.5 million) less outstanding borrowings of C$135.0 million ($104.6 million) and a letter of credit outstanding of C$1.0 million ($0.8 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.25%.

Three months ended October 31, 2017 compared to the three months ended October 31, 2016
As a result of the adoption of revised accounting guidance related to employee stock based compensation, we prospectively presented excess tax benefits as operating activities on our Consolidated Condensed Statement of Cash Flows for the three months ended October 31, 2017. Additionally, as of August 1, 2017, we retrospectively presented cash paid to taxing authorities on an employee’s behalf as financing activities on our Consolidated Condensed Statements of Cash Flows, which resulted in a $11.5 million decrease to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the three months ended October 31, 2016, as shown below (in thousands).

	Three Months Ended October 31, 2016
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$45,503	$11,524	$57,027
Cash flows used in investing activities (no change)	(550,161)	—	(550,161)
Cash flows provided by financing activities	543,441	(11,524)	531,917
Effect of exchange rate changes (no change)	71	—	71
Net increase in cash and cash equivalents	$38,854	$—	$38,854
The adoption of this revised accounting guidance did not have an impact on our total cash flows for the three months ended October 31, 2017 and 2016.

We generated $148.8 million of cash from operating activities during the three months ended October 31, 2017, an increase of $91.7 million compared to $57.0 million of cash generated during the three months ended October 31, 2016. The increase in operating cash flows was primarily a result of an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2017, compared to the three months ended October 31, 2016, as well as an increase in accounts payable and a decrease in estimated tax payments primarily as a result of an increase in excess tax benefits from employee share awards that vested (restricted stock awards) and were exercised (stock appreciation awards) during the three months ended October 31, 2017. These increases were partially offset by an increase in cash interest payments during the three months ended October 31, 2017, compared to the three months ended October 31, 2016, from incremental term loan borrowings under our Vail Holdings Credit Agreement and borrowings under the Whistler Credit Agreement assumed by us as a result of the acquisition of Whistler Blackcomb in October 2016.

Cash used in investing activities for the three months ended October 31, 2017 decreased by $516.5 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb during the three months ended October 31, 2016 of $512.3 million, net of cash acquired, and a decrease in capital expenditures of $8.6 million during the three months ended October 31, 2017 compared to the three months ended October 31, 2016, partially offset by a reduction in cash received from the sale of real property.

Cash used in financing activities increased $620.5 million during the three months ended October 31, 2017, compared to the three months ended October 31, 2016, primarily due to the reduction of proceeds from incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million during the three months ended October 31, 2016, which was used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition, as well as increases in net payments under the Vail Holdings Credit Agreement and Whistler Credit Agreement of $24.4 million and $5.2 million, respectively. Additionally, dividends paid increased $13.2 million during the three months ended October 31, 2017, compared to October 31, 2016, and cash payments for employee taxes related to exercises of share awards increased $58.0 million. Due to the adoption of revised accounting guidance as discussed above, there was an elimination of excess tax benefits of $6.3 million recorded within financing activities, with a corresponding increase in operating activities, which resulted in a decrease of $6.3 million in financing activities and an increase of $6.3 million in operating activities during the three months ended October 31, 2017, compared to October 31, 2016.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our mountain resorts and Urban ski areas and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $103.0 million on resort capital expenditures during calendar year 2017, excluding investments at Whistler Blackcomb, capital expenditures for U.S. summer-related activities and one-time integration capital expenditures at Whistler Blackcomb. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures are approximately $65.0 million of maintenance capital expenditures (excluding maintenance capital expenditures at Whistler Blackcomb), which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2017 include, among other projects, upgrading various chairlifts at our resorts, including the Northwoods lift at Vail Mountain (#11), the Peak 10 Falcon Chair at Breckenridge, Drink of Water chair (#5) at Beaver Creek, the Montezuma lift at Keystone and the renovation and expansion of Labonte’s restaurant at Keystone. Our capital plan also includes the second phase of a two-year process to revamp our primary websites to a single ‘responsive’ desktop/mobile platform which will be integrated with our data-based and personalized marketing technology and the first phase of a three year plan to completely revamp and modernize the primary software platform for all of our resort operations. We also expect to invest approximately $6.0 million in calendar year 2017 for Epic Discovery summer activities, primarily at Breckenridge. At Whistler Blackcomb, we expect to invest approximately $17.0 million in calendar year 2017 for maintenance and discretionary projects. Additionally, we expect to invest approximately $17.0 million in capital during calendar year 2017 for the Whistler Blackcomb integration.

Approximately $87.0 million was spent for capital expenditures in calendar year 2017 as of October 31, 2017, leaving approximately $56.0 million to spend in the remainder of calendar year 2017, including anticipated investments at Whistler Blackcomb, capital expenditures for U.S. summer related activities and one-time integration capital expenditures at Whistler Blackcomb and excluding capital expenditures for Stowe.

For calendar year 2018, we expect to incur resort capital expenditures of approximately $150 million, excluding expenditures for the integration of Stowe and summer investments. This estimated spending includes normal inflation on our capital investments at our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
Principal payments on the majority of our long-term debt ($1,160.5 million of the total $1,304.7 million debt outstanding as of October 31, 2017) are not due until fiscal 2022 and beyond. As of October 31, 2017 and 2016, total long-term debt, net (including long-term debt due within one year) was $1,300.7 million and $1,410.2 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,303.4 million as of October 31, 2016 to $1,160.4 million as of October 31, 2017, primarily due to a reduction in the borrowings outstanding under the revolving portion of our credit facilities. In addition, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date of our Whistler Credit Agreement to November 2022 during the three months ended October 31, 2017. There were no other changes to the terms of the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $964.7 million of variable-rate debt outstanding as of October 31, 2017. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.6 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures and the timing of new real estate development activity.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 9, 2017, our Board of Directors approved a 30% increase to our quarterly cash dividend to $1.053 per share (or approximately $42.6 million per quarter based upon shares outstanding as of October 31, 2017). For the three months ended October 31, 2017, we paid cash dividends of $1.053 per share ($42.6 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the three months ended October 31, 2017 or 2016. Since inception of this stock repurchase program through October 31, 2017, we have repurchased 5,436,294 Vail Shares at a cost of approximately $247.2 million. As of October 31, 2017, 2,063,706 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); and for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2017. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2018. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At October 31, 2017, we had $964.7 million of variable rate indebtedness, representing approximately 73.9% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2017 of 2.5%. Based on variable-rate borrowings outstanding as of October 31, 2017, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.6 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments and other, net of tax, representing losses, and foreign currency loss on intercompany loans recognized, in comprehensive income (in thousands).

	Three Months Ended October 31,
	2017	2016
Foreign currency translation adjustments and other, net of tax	$(45,405)	$(24,412)
Foreign currency loss on intercompany loans	$(7,346)	$—

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2016, Kirkwood received a Notice of Violation (“NOV”) from the State of California Central Valley Regional Water Quality Control Board (the “Regional Water Board”) regarding the disposition of asphalt grindings used in parking lot surfacing in and around Kirkwood Creek.  We are cooperating with the Regional Water Board staff and the California Department of Fish and Wildlife (“CDFW”) to satisfactorily resolve the matters identified in the NOV.

In August 2017, Kirkwood executed a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   The Stipulated Order remains subject to approval by the Regional Water Board, and the 30-day public comment period closed on October 6, 2017.  If approved, Kirkwood will be responsible to pay monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.   All of these amounts will be paid by third-party insurance.   The remaining remediation work required by the Stipulated Order and as may be requested by the agencies will continue into calendar year 2018.

We do not expect the resolution of the above items to have a material impact on our results of operations or cash flows.

We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for all loss contingencies for asserted and unasserted matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected, individually or in the aggregate, to have a material adverse impact on our financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 28, 2017, as of and for the year ended July 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of October 31, 2017, 61,478 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Exhibit Number	Description

10.1*	Vail Resorts, Inc. Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2017 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2017, July 31, 2017, and October 31, 2016; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2017 and 2016; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended October 31, 2017 and 2016; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the three months ended October 31, 2017 and 2016; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2017 and 2016; and (vi) Notes to the Consolidated Condensed Financial Statements.

*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 7, 2017	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2017	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)