Form 10-Q
period 2018-01-31
VAIL RESORTS INC
filed 2018-03-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of March 5, 2018, 40,422,047 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2018	July 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$235,460	$117,389	$140,909
Restricted cash	23,566	10,273	17,132
Trade receivables, net	85,428	186,913	80,758
Inventories, net	97,480	84,814	93,396
Other current assets	39,075	33,681	41,519
Total current assets	481,009	433,070	373,714
Property, plant and equipment, net (Note 6)	1,702,213	1,714,154	1,694,746
Real estate held for sale and investment	103,212	103,405	112,633
Goodwill, net	1,533,980	1,519,743	1,469,756
Intangible assets, net	293,149	294,932	289,208
Other assets	43,243	45,414	42,410
Total assets	$4,156,806	$4,110,718	$3,982,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$588,563	$467,669	$541,335
Income taxes payable	32,497	98,491	51,056
Long-term debt due within one year (Note 4)	38,433	38,397	38,379
Total current liabilities	659,493	604,557	630,770
Long-term debt, net (Note 4)	1,182,349	1,234,024	1,216,721
Other long-term liabilities (Note 6)	289,793	301,736	271,935
Deferred income taxes, net (Note 2)	144,393	171,442	182,472
Total liabilities	2,276,028	2,311,759	2,301,898
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,857, 45,448 and 45,419 shares issued, respectively	458	454	454
Exchangeable shares, $0.01 par value, 60, 69 and 73 shares issued and outstanding, respectively (Note 5)	1	1	1
Additional paid-in capital	1,160,243	1,222,510	1,214,064
Accumulated other comprehensive income (loss)	58,750	44,395	(914)
Retained earnings	673,065	550,985	511,487
Treasury stock, at cost, 5,436 shares (Note 10)	(247,189)	(247,189)	(247,189)
Total Vail Resorts, Inc. stockholders’ equity	1,645,328	1,571,156	1,477,903
Noncontrolling interests	235,450	227,803	202,666
Total stockholders’ equity	1,880,778	1,798,959	1,680,569
Total liabilities and stockholders’ equity	$4,156,806	$4,110,718	$3,982,467
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net revenue:
Mountain and Lodging services and other	$594,372	$570,640	$737,720	$685,326
Mountain and Lodging retail and dining	140,069	149,343	216,935	212,826
Resort net revenue	734,441	719,983	954,655	898,152
Real Estate	134	5,215	770	5,311
Total net revenue	734,575	725,198	955,425	903,463
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	297,503	282,895	478,779	435,540
Mountain and Lodging retail and dining cost of products sold	57,237	60,809	92,916	89,749
General and administrative	70,736	71,218	128,599	121,966
Resort operating expense	425,476	414,922	700,294	647,255
Real Estate	1,207	5,841	2,898	7,326
Total segment operating expense	426,683	420,763	703,192	654,581
Other operating (expense) income:
Depreciation and amortization	(51,404)	(49,626)	(100,028)	(90,207)
Gain on sale of real property	515	—	515	6,466
Change in estimated fair value of contingent consideration (Note 7)	—	(300)	—	(600)
Gain (loss) on disposal of fixed assets and other, net	538	(2,231)	1,105	(2,781)
Income from operations	257,541	252,278	153,825	161,760
Mountain equity investment (loss) income, net	(35)	157	487	989
Investment income and other, net	397	1,148	780	5,671
Foreign currency gain on intercompany loans (Note 4)	10,337	5,166	2,991	5,166
Interest expense, net	(15,973)	(14,214)	(31,147)	(26,178)
Income before (provision) benefit from income taxes	252,267	244,535	126,936	147,408
(Provision) benefit from income taxes (Note 2)	(3,594)	(84,807)	89,810	(51,298)
Net income	248,673	159,728	216,746	96,110
Net income attributable to noncontrolling interests	(12,982)	(10,549)	(9,440)	(9,518)
Net income attributable to Vail Resorts, Inc.	$235,691	$149,179	$207,306	$86,592
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$5.82	$3.72	$5.14	$2.25
Diluted net income per share attributable to Vail Resorts, Inc.	$5.67	$3.63	$4.97	$2.19
Cash dividends declared per share	$1.053	$0.81	$2.106	$1.62
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net income	$248,673	$159,728	$216,746	$96,110
Foreign currency translation adjustments, net of tax	65,008	25,650	19,603	1,238
Comprehensive income	313,681	185,378	236,349	97,348
Comprehensive income attributable to noncontrolling interests	(29,831)	(17,329)	(14,688)	(10,120)
Comprehensive income attributable to Vail Resorts, Inc.	$283,850	$168,049	$221,661	$87,228
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive income:
Net income	—	—	—	—	86,592	—	86,592	9,518	96,110
Foreign currency translation adjustments, net of tax	—	—	—	636	—	—	636	602	1,238
Total comprehensive income							87,228	10,120	97,348
Stock-based compensation expense	—	—	9,151	—	—	—	9,151	—	9,151
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable shares transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plans, net of shares withheld for employee taxes	2	—	(12,977)	—	—	—	(12,975)	—	(12,975)
Tax benefit from share award plans		—	7,296	—	—	—	7,296	—	7,296
Repurchase of common stock (Note 10)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(61,772)	—	(61,772)	—	(61,772)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,959)	(3,959)
Balance, January 31, 2017	$454	$1	$1,214,064	$(914)	$511,487	$(247,189)	$1,477,903	$202,666	$1,680,569

Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive income:
Net income	—	—	—	—	207,306	—	207,306	9,440	216,746
Foreign currency translation adjustments, net of tax	—	—	—	14,355	—	—	14,355	5,248	19,603
Total comprehensive income							221,661	14,688	236,349
Stock-based compensation expense	—	—	9,412	—	—	—	9,412	—	9,412
Measurement period adjustment (Note 5)	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for employee taxes	4	—	(71,679)	—	—	—	(71,675)	—	(71,675)
Dividends (Note 3)	—	—	—	—	(85,226)	—	(85,226)	—	(85,226)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,265)	(5,265)
Balance, January 31, 2018	$458	$1	$1,160,243	$58,750	$673,065	$(247,189)	$1,645,328	$235,450	$1,880,778
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net income	$216,746	$96,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,028	90,207
Cost of real estate sales	479	4,203
Stock-based compensation expense	9,412	9,151
Deferred income taxes, net	(36,728)	51,298
Gain on sale of real property	(515)	(6,466)
Foreign exchange gain on intercompany loans	(2,991)	(5,215)
Other non-cash income, net	(3,967)	(7,678)
Changes in assets and liabilities:
Restricted cash	(12,843)	(4,695)
Trade receivables, net	103,691	68,554
Inventories, net	(11,541)	(1,739)
Accounts payable and accrued liabilities	73,148	44,912
Deferred revenue	52,240	43,333
Income taxes payable - excess tax benefit from share award exercises	(53,081)	(7,296)
Income taxes payable - other	(12,623)	(43,407)
Other assets and liabilities, net	(550)	(1,379)
Net cash provided by operating activities	420,905	329,893
Cash flows from investing activities:
Capital expenditures	(87,367)	(93,436)
Acquisition of businesses, net of cash acquired	(1,356)	(512,348)
Cash received from the sale of real property	515	7,692
Other investing activities, net	6,443	6,271
Net cash used in investing activities	(81,765)	(591,821)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	95,000	619,375
Proceeds from borrowings under Whistler Credit Agreement	11,920	2,229
Repayments of borrowings under Vail Holdings Credit Agreement	(133,750)	(194,375)
Repayments of borrowings under Whistler Credit Agreement	(29,140)	(17,573)
Employee taxes paid for share award exercises	(71,675)	(12,975)
Dividends paid	(85,226)	(61,772)
Other financing activities, net	(9,277)	401
Net cash (used in) provided by financing activities	(222,148)	335,310
Effect of exchange rate changes on cash and cash equivalents	1,079	(370)
Net increase in cash and cash equivalents	118,071	73,012
Cash and cash equivalents:
Beginning of period	117,389	67,897
End of period	$235,460	$140,909

Non-cash investing activities:
Accrued capital expenditures	$12,097	$11,102
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

The Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2017 have been revised to separately disclose revenues and costs from retail and dining operations, as well as general and administrative costs. Retail and dining revenues were previously included within Mountain and Lodging revenues, and the related costs were previously included in Mountain and Lodging operating costs. Management considers the change in presentation of its Consolidated Condensed Statements of Operations to be immaterial to the periods presented. There is no change to previously reported total net revenue, operating expense, income from operations, net income attributable to Vail Resorts, Inc., per share amounts or segment results for either period.

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

Income Taxes— On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the three and six months ended January 31, 2018. These changes primarily consist of the following:

•
A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which the Company expects will result in a fiscal 2018 U.S. blended federal statutory income tax rate for the Company of approximately 27%, and then will be reduced to 21% in fiscal 2019 and thereafter.

•	The remeasurement of U.S. net deferred tax liabilities as of the effective date utilizing the new U.S. federal corporate income tax rate of 21%.

•	A territorial tax regime resulting in a one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”), which may be paid over an eight-year period.

•	The elimination of the domestic production activities deduction as well as revised limitations on certain business expenses and executive compensation deductions.

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance that companies should apply each reporting period related to the income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the Tax Act for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the Tax Act, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. In addition, SAB 118 establishes a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

As a result of the Tax Act, the Company recorded a one-time, provisional net tax benefit of approximately $64.6 million on its Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018 (or approximately $1.55 per diluted share), as described below.
Due to the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. net deferred tax liabilities as of the effective date and recognized an estimated provisional benefit of approximately $71.0 million, as a discrete item in the (provision) benefit from income taxes for the three and six months ended January 31, 2018, which is a reduction in net deferred tax liabilities in the accompanying Consolidated Condensed Balance Sheet as of January 31, 2018. The measurement of U.S. net deferred tax liabilities is provisional as the final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.
The Company also recorded an estimated provisional charge for the Transition Tax of approximately $6.4 million as a discrete item in the (provision) benefit from income taxes for the three and six months ended January 31, 2018. The Transition Tax recorded is provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries.
The Company is continuing to analyze the impact of the Tax Act. Adjustments to the provisional charges will be recorded as discrete items in the (provision) benefit from income taxes in the period in which those adjustments become reasonably estimable and/or the accounting is complete. Such adjustments may result from, among other things, future guidance, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and/or various tax jurisdictions. The Company will complete its analysis no later than December 22, 2018 (the end of the one-year measurement period).

Recently Issued Accounting Standards
Adopted Standards
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, as applicable, rather than within additional paid in capital which was required under the previous guidance. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy employee statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this standard on August 1, 2017, and is prospectively recording excess tax benefits and deficiencies within the provision or benefit for income taxes on its Consolidated Condensed Statements of Operations when stock-based compensation awards vest or are exercised. The Company expects this will increase volatility of the provision or benefit for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest or are exercised. As a result of adopting this provision of the standard, the Company recorded $1.3 million and $53.1 million, respectively, of excess tax benefits within (provision) benefit from income taxes on its Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018, (or approximately $0.03 and $1.27, respectively, per diluted share), resulting from vesting or exercises of equity awards during the respective periods. As of August 1, 2017, the Company prospectively presented excess tax benefits as operating activities on its Consolidated Condensed Statement of Cash Flows for the six months ended January 31, 2018. Additionally, the Company has elected to record actual forfeitures for recording stock-based compensation expense when they occur, rather than estimate expected forfeitures, which did not have a material impact to the Consolidated Condensed Statements of Operations for both the three and six months ended January 31, 2018. In accordance with the disclosure provisions of the new guidance, the Company retrospectively adopted the new presentation. Cash paid to taxing authorities on an employee’s behalf was changed to be classified as a financing activity in the Consolidated Condensed Statements of Cash Flows, which resulted in a decrease of approximately $13.0 million to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the six months ended January 31, 2017, as shown below (in thousands).

	Six Months Ended January 31, 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$316,918	$12,975	$329,893
Cash flows used in investing activities (no change)	(591,821)	—	(591,821)
Cash flows provided by financing activities	348,285	(12,975)	335,310
Effect of exchange rate changes (no change)	(370)	—	(370)
Net increase in cash and cash equivalents (no change)	$73,012	$—	$73,012

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued several amendments, which do not change the core principle of the guidance and are intended to clarify and improve understanding of certain topics included within the revenue standard. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019), using one of two retrospective application methods. The Company will not early adopt this standard and is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures and is determining the appropriate transition method. The Company has completed the review of revenue streams consisting of (i) season pass sales, (ii) non-season pass lift ticket sales, (iii) retail/rental sales and (iv) dining sales and determined the recognition and measurement shall remain unchanged under the revised standard as compared to the prior guidance. The Company is continuing to evaluate its remaining revenue streams as well as disclosure requirements of the new standard in advance of the required date of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will be largely unchanged. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years (the Company’s first quarter of fiscal 2020), and must be applied using a modified retrospective transition approach to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures. Additionally, the Company is evaluating the impacts of the standard beyond accounting, including system, data and process changes required to comply with the standard and has selected an information system application that will centralize the Company’s lease information and be utilized for accounting under the new standard.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$235,691	$235,691	$149,179	$149,179
Weighted-average Vail Shares outstanding	40,414	40,414	39,888	39,888
Weighted-average Exchangeco Shares outstanding	61	61	162	162
Total Weighted-average shares outstanding	40,475	40,475	40,050	40,050
Effect of dilutive securities	—	1,119	—	1,057
Total shares	40,475	41,594	40,050	41,107
Net income per share attributable to Vail Resorts	$5.82	$5.67	$3.72	$3.63

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 2,000 for the three months ended January 31, 2018 and 2017, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2018 and 2017 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$207,306	$207,306	$86,592	$86,592
Weighted-average Vail Shares outstanding	40,281	40,281	38,327	38,327
Weighted-average Exchangeco Shares outstanding	62	62	115	115
Total Weighted-average shares outstanding	40,343	40,343	38,442	38,442
Effect of dilutive securities	—	1,346	—	1,087
Total shares	40,343	41,689	38,442	39,529
Net income per share attributable to Vail Resorts	$5.14	$4.97	$2.25	$2.19

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 1,000 for the six months ended January 31, 2018 and 2017, respectively.

Dividends

During the three and six months ended January 31, 2018, the Company paid cash dividends of $1.053 and $2.106 per share ($42.6 million and $85.2 million, respectively, in the aggregate). During the three and six months ended January 31, 2017, the Company paid cash dividends of $0.81 and $1.62 per share ($32.4 million and $61.8 million, respectively, in the aggregate). On March 7, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $1.47 per share, for Vail Shares, payable on April 11, 2018 to stockholders of record as of March 27, 2018. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 11, 2018 to the shareholders of record on March 27, 2018.

4.	Long-Term Debt
Long-term debt, net as of January 31, 2018, July 31, 2017 and January 31, 2017 is summarized as follows (in thousands):

	Maturity	January 31, 2018	July 31, 2017	January 31, 2017
Vail Holdings Credit Agreement term loan (a)	2021	$703,125	$721,875	$740,625
Vail Holdings Credit Agreement revolver (a)	2021	30,000	50,000	—
Whistler Credit Agreement revolver (b)	2022	97,571	113,119	129,966
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	331,647	328,786	325,942
Other	2024-2028	9,590	10,166	10,468
Total debt		1,224,508	1,276,521	1,259,576
Less: Unamortized debt issuance costs		3,726	4,100	4,476
Less: Current maturities (c)		38,433	38,397	38,379
Long-term debt, net		$1,182,349	$1,234,024	$1,216,721

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail Holdings Credit Agreement were not altered by the Amendment. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the rate of LIBOR plus 1.25% (2.82%, as of January 31, 2018), and interest payments are due monthly. Additionally, the term loan facility is subject to quarterly principal payments of approximately $9.4 million, which began on January 31, 2017. Final payment of the remaining principal outstanding plus accrued and unpaid interest is due upon maturity in October 2021. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the six months ended January 31, 2018, the Company exercised its right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022. No other terms of the Whistler Credit agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of January 31, 2018, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of January 31, 2018 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.36%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2018 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2018 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2018 (February 2018 through July 2018)	$19,069
2019	38,455
2020	38,516
2021	38,580
2022	603,023
Thereafter	486,865
Total debt	$1,224,508

The Company recorded gross interest expense of $16.0 million and $14.2 million for the three months ended January 31, 2018 and 2017, respectively, of which $0.3 million was amortization of deferred financing costs in both periods. The Company recorded gross interest expense of $31.1 million and $26.2 million for the six months ended January 31, 2018 and 2017, respectively, of which $0.6 million and $0.5 million, respectively, were amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $10.3 million and $3.0 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2018 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $5.2 million in foreign currency gains on the intercompany loan to Whistler Blackcomb for both the three and six months ended January 31, 2017 on the Company’s Consolidated Condensed Statements of Operations.

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

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes during the six months ended January 31, 2017. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Condensed Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations during the six months ended January 31, 2017.

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

During the six months ended January 31, 2018, the Company recorded adjustments in the measurement period to its purchase price allocation which decreased the estimated fair value of noncontrolling interest and season pass holder relationships intangible asset with a corresponding net decrease to goodwill.

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

Six Months Ended January 31, 2017
Pro forma net revenue	$926,127
Pro forma net income attributable to Vail Resorts, Inc.	$85,126
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.13
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.07

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2018	July 31, 2017	January 31, 2017
Land and land improvements	$559,135	$553,655	$535,577
Buildings and building improvements	1,206,465	1,210,864	1,180,941
Machinery and equipment	1,046,134	987,080	997,225
Furniture and fixtures	298,932	280,292	302,446
Software	116,210	108,048	114,750
Vehicles	62,172	59,596	69,723
Construction in progress	25,556	49,359	23,704
Gross property, plant and equipment	3,314,604	3,248,894	3,224,366
Accumulated depreciation	(1,612,391)	(1,534,740)	(1,529,620)
Property, plant and equipment, net	$1,702,213	$1,714,154	$1,694,746

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2018	July 31, 2017	January 31, 2017
Trade payables	$94,680	$71,558	$88,814
Deferred revenue	292,336	240,096	259,212
Accrued salaries, wages and deferred compensation	52,329	44,869	50,923
Accrued benefits	35,109	32,505	32,269
Deposits	43,457	23,742	42,024
Other liabilities	70,652	54,899	68,093
Total accounts payable and accrued liabilities	$588,563	$467,669	$541,335

The composition of other long-term liabilities follows (in thousands):

	January 31, 2018	July 31, 2017	January 31, 2017
Private club deferred initiation fee revenue	$116,726	$118,417	$120,659
Unfavorable lease obligation, net	23,309	24,664	25,953
Other long-term liabilities	149,758	158,655	125,323
Total other long-term liabilities	$289,793	$301,736	$271,935

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

	Estimated Fair Value Measurement as of January 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,013	$3,013	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,162	$—	$7,162	$—
Liabilities:
Contingent Consideration	$23,754	$—	$—	$23,754

	Estimated Fair Value Measurement as of July 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,008	$3,008	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Interest Rate Swap	$236	$—	$236	$—
Liabilities:
Contingent Consideration	$27,400	$—	$—	$27,400

	Estimated Fair Value Measurement as of January 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,003	$3,003	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,626	$—	$2,626	$—
Liabilities:
Contingent Consideration	$11,700	$—	$—	$11,700
Interest Rate Swap	$1,060	$—	$1,060	$—

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap was an instrument assumed in the Whistler Blackcomb acquisition that was a C$125.0 million fixed swap on the floating interest rate for the assumed Whistler Credit Agreement, and was originally set to expire in September 2020. However, the Company settled the Interest Rate Swap in September 2017 and therefore no longer utilized an Interest Rate Swap as of January 31, 2018. Interest Rate Swap settlements and changes in estimated fair value were recognized in interest expense, net on the Consolidated Condensed Statements of Operations.

The changes in Contingent Consideration during the six months ended January 31, 2018 and 2017 were as follows (in thousands):

Balance as of July 31, 2017 and 2016, respectively	$27,400	$11,100
Payments	(3,646)	—
Change in estimated fair value	—	600
Balance as of January 31, 2018 and 2017, respectively	$23,754	$11,700

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

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2018, the Company made a payment to the landlord for Contingent Consideration of approximately $3.6 million, resulting in an estimated fair value of the Contingent Consideration of approximately $23.8 million, which is reflected in other long-term liabilities in the Consolidated Condensed Balance Sheet.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2018, July 31, 2017 and January 31, 2017, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2018, the Company had various other letters of credit totaling $64.7 million, consisting of $53.4 million to support the Employee Housing Bonds and $11.3 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of January 31, 2018, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of January 31, 2018, July 31, 2017 and January 31, 2017, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net revenue:
Lift	$381,912	$358,251	$407,380	$379,677
Ski school	80,116	78,119	84,554	81,970
Dining	53,910	54,366	72,212	67,734
Retail/rental	115,446	123,233	160,853	159,712
Other	39,518	40,130	94,028	75,773
Total Mountain net revenue	670,902	654,099	819,027	764,866
Lodging	63,539	65,884	135,628	133,286
Total Resort net revenue	734,441	719,983	954,655	898,152
Real Estate	134	5,215	770	5,311
Total net revenue	$734,575	$725,198	$955,425	$903,463
Segment operating expense:
Mountain	$365,605	$355,239	$572,689	$523,492
Lodging	59,871	59,683	127,605	123,763
Resort	425,476	414,922	700,294	647,255
Real Estate	1,207	5,841	2,898	7,326
Total segment operating expense	$426,683	$420,763	$703,192	$654,581
Gain on sale of real property	$515	$—	$515	$6,466
Mountain equity investment (loss) income, net	$(35)	$157	$487	$989
Reported EBITDA:
Mountain	$305,262	$299,017	$246,825	$242,363
Lodging	3,668	6,201	8,023	9,523
Resort	308,930	305,218	254,848	251,886
Real Estate	(558)	(626)	(1,613)	4,451
Total Reported EBITDA	$308,372	$304,592	$253,235	$256,337
Real estate held for sale and investment	$103,212	$112,633	$103,212	$112,633
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$308,372	$304,592	$253,235	$256,337
Depreciation and amortization	(51,404)	(49,626)	(100,028)	(90,207)
Change in estimated fair value of contingent consideration	—	(300)	—	(600)
Gain (loss) on disposal of fixed assets and other, net	538	(2,231)	1,105	(2,781)
Investment income and other, net	397	1,148	780	5,671
Foreign currency gain on intercompany loans	10,337	5,166	2,991	5,166
Interest expense, net	(15,973)	(14,214)	(31,147)	(26,178)
Income before (provision) benefit from income taxes	252,267	244,535	126,936	147,408
(Provision) benefit from income taxes	(3,594)	(84,807)	89,810	(51,298)
Net income	248,673	159,728	216,746	96,110
Net income attributable to noncontrolling interests	(12,982)	(10,549)	(9,440)	(9,518)
Net income attributable to Vail Resorts, Inc.	$235,691	$149,179	$207,306	$86,592

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 total shares. The Company did not repurchase any Vail Shares during the three or six months ended January 31, 2018. The Company repurchased 1,317 Vail Shares (at a total cost of $0.2 million) during the three and six months ended January 31, 2017. Since inception of its share repurchase program through January 31, 2018, the Company has repurchased 5,436,294 Vail Shares for $247.2 million. As of January 31, 2018, 2,063,706 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the periods ended January 31, 2018 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2018 and 2017 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2017.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Perisher operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 57% and 55% of Mountain net revenue for the three months ended January 31, 2018 and 2017, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2018, Destination guests comprised approximately 59% of our U.S. mountain resort skier visits, while Local guests comprised approximately 41% of our U.S. mountain resort skier visits, which compares to 57% and 43%, respectively, for the three months ended January 31, 2017. Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but may be more impacted by adverse economic conditions or the global geopolitical climate. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of season pass products for all of our mountain resorts and ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season.

Lift revenue consists of season pass lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). For the three months ended January 31, 2018 and 2017, approximately 56% and 50%, respectively, of our total lift revenue recognized was comprised of pass revenue. Pass revenue recognized for the quarter represents approximately 53% of our total North American pass sales for both the 2017/2018 and 2016/2017 North American ski seasons, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30.

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

The performance of our Lodging segment properties (including managed condominium units) proximate to our mountain resorts as well as CME is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended January 31, 2018 and 2017. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During fiscal year 2017, pass revenue represented approximately 43% of total lift revenue. Due to increased pass sales for the 2017/2018 North American ski season compared to the 2016/2017 North American ski season, pass revenue increased approximately $35.5 million, or 20.0%, for the three months ended January 31, 2018 compared to the same period in the prior year. Additionally, deferred revenue related to North American pass sales was $192.0 million as of January 31, 2018 (compared to $162.0 million as of January 31, 2017), which will be almost entirely recognized as lift revenue during our third fiscal quarter ending April 30, 2018.

•
We have experienced at or near historical low snowfall levels across our western U.S. resorts for the first half of the 2017/2018 North American ski season, which had an adverse impact on skier visitation and our results of operations for the three months ended January 31, 2018. For the season to date period through January 31, 2018, conditions across the western U.S. remained challenging, with season to date snowfall in Vail, Beaver Creek and Park City at the lowest levels in over 30 years while Tahoe was more than 50% below the 20-year average. We cannot predict the impact that the historically low snowfall experienced in the first half of the 2017/2018 North American ski season will have on our skier visitation and results of operations for the remainder of the 2017/2018 North American ski season, next season’s pass sales or whether snowfall conditions will improve for the remainder of this season.

•
Key U.S. economic indicators have remained steady into 2018, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies, rising inflation and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2017/2018 North American ski season.

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, we expect our U.S. blended federal statutory income tax rate to be approximately 27%, which will be reduced to 21% in fiscal 2019 and thereafter. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $64.6 million on our Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018 (or approximately $1.55 per diluted share). Due to the reduction in the federal corporate tax rate, we remeasured our U.S net deferred tax liabilities as of the effective date of the Tax Act. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $71.0 million and was recorded during the three month period ended January 31, 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax referred to as the “Transition Tax,” which was estimated to be $6.4 million, and was recorded during the three month period ended January 31, 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than December 22, 2018, as permitted by the SEC. For further discussion related to the Tax Act see “Other Items” within MD&A and Notes to Consolidated Condensed Financial Statements, Note 2, Summary of Significant Accounting Policies - Income Taxes.

•
As of January 31, 2018, we had $299.7 million available under the revolver component of our Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $400.0 million less outstanding borrowings of $30.0 million and certain letters of credit outstanding of $70.3 million. Additionally, under our Whistler Blackcomb credit facility (the “Whistler Credit Agreement”), as of January 31, 2018, we had C$179.1 million ($145.6 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($243.9 million) less outstanding borrowings of C$120.0 million ($97.6 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). During the six months ended January 31, 2018, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022.

We believe that the terms of our credit agreements allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend. On March 7, 2018 our Board of Directors approved a 40% increase in our regular quarterly cash dividend on our common stock to $1.47 per share (or approximately $59.5 million quarterly based upon shares outstanding as of January 31, 2018).

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2018, compared to the three and six months ended January 31, 2017 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Mountain Reported EBITDA	$305,262	$299,017	$246,825	$242,363
Lodging Reported EBITDA	3,668	6,201	8,023	9,523
Resort Reported EBITDA	$308,930	$305,218	$254,848	$251,886
Real Estate Reported EBITDA	$(558)	$(626)	$(1,613)	$4,451
Income before (provision) benefit from income taxes	$252,267	$244,535	$126,936	$147,408
Net income attributable to Vail Resorts, Inc.	$235,691	$149,179	$207,306	$86,592
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended January 31, 2018 compared to the three months ended January 31, 2017
Mountain segment operating results for the three months ended January 31, 2018 and 2017 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Net Mountain revenue:
Lift	$381,912	$358,251	6.6%
Ski school	80,116	78,119	2.6%
Dining	53,910	54,366	(0.8)%
Retail/rental	115,446	123,233	(6.3)%
Other	39,518	40,130	(1.5)%
Total Mountain net revenue	670,902	654,099	2.6%
Mountain operating expense:
Labor and labor-related benefits	144,240	136,531	5.6%
Retail cost of sales	40,540	44,984	(9.9)%
Resort related fees	34,257	34,722	(1.3)%
General and administrative	59,609	60,470	(1.4)%
Other	86,959	78,532	10.7%
Total Mountain operating expense	365,605	355,239	2.9%
Mountain equity investment (loss) income, net	(35)	157	(122.3)%
Mountain Reported EBITDA	$305,262	$299,017	2.1%

Total skier visits	5,133	5,299	(3.1)%
ETP	$74.40	$67.61	10.0%

Mountain Reported EBITDA includes $4.0 million and $3.7 million of stock-based compensation expense for the three months ended January 31, 2018 and 2017, respectively.

Mountain Reported EBITDA increased $6.2 million, or 2.1%. This increase was primarily the result of strong North American pass sales growth for the 2017/2018 North American ski season and incremental operations of Stowe (acquired in June 2017). However, historically low snowfall across our western U.S. resorts adversely impacted our results of operations for the three months ended January 31, 2018 compared to the same period in the prior year. Furthermore, total skier visitation was down 3.1% for the three months ended January 31, 2018 compared to the three months ended January 31, 2017 and was driven by the low snowfall across our western U.S. resorts, which resulted in lower non-pass revenue and ancillary revenue at our western U.S. resorts. Additionally, we recorded $1.4 million and $2.1 million of acquisition and integration related expenses for the three months ended January 31, 2018 and 2017, respectively.

Lift revenue increased $23.7 million, or 6.6%, primarily due to an increase in pass revenue and incremental revenue from Stowe, partially offset by decreases in non-pass revenue at our western U.S. resorts as a result of lower non-pass skier visitation, which was driven by low snowfall. Pass revenue increased 20.0%, which was driven by a combination of an increase in both pricing and units sold and was also favorably impacted by increased pass sales to Destination guests. Non-pass revenue decreased 6.5%, which was primarily the result of a decrease in non-pass skier visitation to our western U.S. resorts. Total ETP increased $6.79, or 10.0%, due to price increases in both our lift ticket and season pass products, and lower average visitation by season pass holders during the three months ended January 31, 2018 compared to the same period in the prior year.

Ski school revenue increased $2.0 million, or 2.6%, primarily as a result of an increase in revenue at Whistler Blackcomb and incremental revenue from Stowe, partially offset by decreases in revenue at our western U.S. resorts. Dining revenue decreased $0.5 million, or 0.8%, primarily as a result of delays in the opening of certain on-mountain dining venues and lower skier visitation at our western U.S. resorts, which were impacted by challenging ski season conditions, partially offset by incremental revenue from Stowe and an increase in revenue at Whistler Blackcomb.

Retail/rental revenue decreased $7.8 million, or 6.3%, for which retail sales decreased $7.5 million, or 8.8%, and rental revenue decreased $0.3 million, or 0.7%. The decrease in both retail revenue and rental revenue was primarily attributable to lower sales volumes at stores proximate to our western U.S. resorts, our other stores in Colorado and our stores in the San Francisco Bay Area, which were also adversely impacted by challenging weather and ski conditions. These decreases were partially offset by incremental revenue from Stowe.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue decreased $0.6 million, or 1.5%.

Operating expense increased $10.4 million, or 2.9%, which was primarily attributable to the inclusion of incremental operating expenses from Stowe.

Labor and labor-related benefits increased 5.6% primarily due to incremental expense from Stowe and normal wage adjustments, partially offset by lower staffing levels at our western U.S. resorts and lower estimated performance-based variable compensation. Retail cost of sales decreased 9.9%, compared to a decrease in retail sales of 8.8%. General and administrative expense decreased 1.4% due to lower corporate overhead costs, primarily driven by lower estimated performance-based variable compensation, partially offset by incremental expenses from Stowe. Other expense increased 10.7% primarily due to incremental expenses from Stowe, as well as higher utilities expense related to increased snowmaking operations, and increases in repairs and maintenance expense, partially offset by a reduction of acquisition and integration related expenses.

Mountain equity investment (loss) income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2018 compared to the six months ended January 31, 2017
Mountain segment operating results for the six months ended January 31, 2018 and 2017 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Net Mountain revenue:
Lift	$407,380	$379,677	7.3%
Ski school	84,554	81,970	3.2%
Dining	72,212	67,734	6.6%
Retail/rental	160,853	159,712	0.7%
Other	94,028	75,773	24.1%
Total Mountain net revenue	819,027	764,866	7.1%
Mountain operating expense:
Labor and labor-related benefits	217,896	194,213	12.2%
Retail cost of sales	63,481	63,388	0.1%
Resort related fees	37,383	37,066	0.9%
General and administrative	108,933	102,454	6.3%
Other	144,996	126,371	14.7%
Total Mountain operating expense	572,689	523,492	9.4%
Mountain equity investment income, net	487	989	(50.8)%
Mountain Reported EBITDA	$246,825	$242,363	1.8%

Total skier visits	5,631	5,728	(1.7)%
ETP	$72.35	$66.28	9.2%

Mountain Reported EBITDA includes $7.8 million and $7.5 million of stock-based compensation expense for the six months ended January 31, 2018 and 2017, respectively.

Mountain Reported EBITDA increased $4.5 million, or 1.8%. This increase was primarily the result of strong North American pass sales growth for the 2017/2018 North American ski season, improved operating results at Perisher and incremental operations of Stowe (acquired in June 2017). However, historically low snowfall across our western U.S. resorts adversely impacted our results of operations for the six months ended January 31, 2018 compared to the same period in the prior year. Additionally, we recorded $2.2 million and $4.9 million of acquisition and integration related expenses for the six months ended January 31, 2018 and 2017, respectively.

As our North American resorts opened for ski season operations during our second fiscal quarter, the results of the six months ended January 31, 2018 and 2017 for lift revenue and ski school revenue at our North American resorts are the same as the three months ended January 31, 2018 and 2017, as previously discussed. Additionally, Perisher generated increases of $4.0 million and $0.6 million in lift revenue and ski school revenue, respectively, primarily due to increases in pricing and higher visitation.

Dining revenue increased $4.5 million, or 6.6%, primarily due to incremental revenue from Whistler Blackcomb, reflecting a full quarter of operations for the three months ended October 31, 2017, as compared to prior year period which included operations from the date of acquisition, October 17, 2016, through January 31, 2017. Additionally, dining revenue increased as a result of the inclusion of Stowe operations and an increase in revenue at Perisher. However, these increases were partially offset by lower revenue at our western U.S. resorts, which experienced delays in the opening of certain on-mountain dining venues and lower skier visitation as a result of challenging ski season conditions.

Retail/rental revenue increased $1.1 million, or 0.7%, for which rental revenue increased $1.3 million, or 3.2%, and retail revenue decreased $0.2 million, or 0.2%. Retail/rental revenue was favorably impacted by incremental revenue from Whistler Blackcomb and Stowe, as well as increased rental sales at Perisher. However, these increases were offset by lower sales volumes at stores proximate to our western U.S. resorts, our other stores in Colorado and our stores in the San Francisco Bay Area which were also adversely impacted by challenging weather and ski conditions.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. Other revenue increased $18.3 million, or 24.1%, compared to the same period in the prior year, primarily attributable to incremental summer activities and events revenue at Whistler Blackcomb and the inclusion of Stowe operations.

Operating expense increased $49.2 million, or 9.4%, which was primarily attributable to incremental operating expenses from Whistler Blackcomb as a result of reflecting a full quarter of operations for the three months ended October 31, 2017, as compared to prior year period which included operations from the date of acquisition, October 17, 2016, through January 31, 2017, as well as the inclusion of Stowe operations.

Labor and labor-related benefits increased 12.2% primarily due to incremental expense from Whistler Blackcomb and Stowe, normal wage adjustments and increased staffing levels at Perisher during the three months ended October 31, 2017 to support higher visitation, partially offset by lower staffing levels at our western U.S. resorts and lower estimated performance-based variable compensation. Resort related fees increased 0.9% primarily due to incremental expenses from Stowe. General and administrative expense increased 6.3% primarily due to incremental expenses from Whistler Blackcomb and Stowe, as well as higher corporate overhead costs. Other expense increased 14.7% due to incremental expenses from Whistler Blackcomb and Stowe, as well as higher utilities expense related to increased snowmaking operations, and increases in repairs and maintenance and food and beverage cost of sales commensurate with increases in dining revenue, partially offset by a reduction of acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2018 compared to the three months ended January 31, 2017
Lodging segment operating results for the three months ended January 31, 2018 and 2017 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Lodging net revenue:
Owned hotel rooms	$11,353	$12,002	(5.4)%
Managed condominium rooms	23,358	22,989	1.6%
Dining	7,869	8,723	(9.8)%
Transportation	7,460	8,344	(10.6)%
Other	9,914	9,976	(0.6)%
	59,954	62,034	(3.4)%
Payroll cost reimbursements	3,585	3,850	(6.9)%
Total Lodging net revenue	63,539	65,884	(3.6)%
Lodging operating expense:
Labor and labor-related benefits	27,556	27,434	0.4%
General and administrative	11,127	10,748	3.5%
Other	17,603	17,651	(0.3)%
	56,286	55,833	0.8%
Reimbursed payroll costs	3,585	3,850	(6.9)%
Total Lodging operating expense	59,871	59,683	0.3%
Lodging Reported EBITDA	$3,668	$6,201	(40.8)%

Owned hotel statistics:
ADR	$278.82	$289.03	(3.5)%
RevPAR	$175.04	$181.82	(3.7)%
Managed condominium statistics:
ADR	$435.15	$442.05	(1.6)%
RevPAR	$166.77	$167.14	(0.2)%
Owned hotel and managed condominium statistics (combined):
ADR	$389.35	$395.58	(1.6)%
RevPAR	$168.43	$170.19	(1.0)%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended January 31, 2018 and 2017.

Lodging Reported EBITDA decreased $2.5 million, or 40.8%, primarily due to a decrease in ADR at our Colorado lodging properties and a reduction in operating results for CME. These decreases were attributable to historically low snowfall at our Colorado resorts, which adversely impacted visitation during the three months ended January 31, 2018 (as discussed in the Mountain segment).

Revenue from owned hotel rooms decreased $0.6 million, or 5.4%, primarily due to a decrease in transient visitation at our owned lodging properties proximate to our Colorado mountain resorts, as well as a decrease in ADR, partially offset by an increase in group visitation. Revenue from managed condominium rooms increased $0.4 million, or 1.6%.

Dining revenue decreased $0.9 million, or 9.8%, primarily due to decreased revenue at our Colorado and Park City lodging properties. Transportation revenue decreased $0.9 million, or 10.6%, primarily due to decreased passenger volume.

Operating expense (excluding reimbursed payroll costs) increased 0.8%. General and administrative expenses increased 3.5% due to higher corporate overhead costs.

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

Six months ended January 31, 2018 compared to the six months ended January 31, 2017
Lodging segment operating results for the six months ended January 31, 2018 and 2017 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Lodging net revenue:
Owned hotel rooms	$30,988	$30,065	3.1%
Managed condominium rooms	33,529	31,510	6.4%
Dining	23,749	24,060	(1.3)%
Transportation	10,013	10,817	(7.4)%
Golf	8,767	8,729	0.4%
Other	21,688	21,178	2.4%
	128,734	126,359	1.9%
Payroll cost reimbursements	6,894	6,927	(0.5)%
Total Lodging net revenue	135,628	133,286	1.8%
Lodging operating expense:
Labor and labor-related benefits	59,648	57,311	4.1%
General and administrative	19,666	19,512	0.8%
Other	41,397	40,013	3.5%
	120,711	116,836	3.3%
Reimbursed payroll costs	6,894	6,927	(0.5)%
Total Lodging operating expense	127,605	123,763	3.1%
Lodging Reported EBITDA	$8,023	$9,523	(15.8)%

Owned hotel statistics:
ADR	$245.08	$240.20	2.0%
RevPAR	$167.54	$157.56	6.3%
Managed condominium statistics:
ADR	$331.95	$350.56	(5.3)%
RevPAR	$110.45	$109.92	0.5%
Owned hotel and managed condominium statistics (combined):
ADR	$295.74	$301.52	(1.9)%
RevPAR	$125.18	$123.10	1.7%

Lodging Reported EBITDA includes $1.6 million of stock-based compensation expense for both the six months ended January 31, 2018 and 2017.

Lodging Reported EBITDA decreased $1.5 million, or 15.8%, primarily due to a decrease in ADR and ancillary revenue at our Colorado lodging properties and a reduction in operating results from CME. These decreases were attributable to historically low snowfall at our Colorado resorts, which adversely impacted visitation during the three months ended January 31, 2018 (as discussed in the Mountain segment).

Revenue from owned hotel rooms increased $0.9 million, or 3.1%, primarily due to an increase in occupancy at Flagg Ranch, which incurred an early closure in the prior fiscal year period as a result of a forest fire in Grand Teton National Park, as well as an increase in revenue at GTLC, partially offset by decreased revenue at our owned Colorado lodging properties as a result of lower winter visitation. Revenue from managed condominium rooms increased $2.0 million, or 6.4%, primarily due to incremental revenue from Whistler Blackcomb and increased revenue at our Colorado managed properties primarily as a result of increased occupancy during the three months ended October 31, 2017.

Dining revenue decreased $0.3 million, or 1.3%, primarily due to decreased dining revenue generated at our Colorado lodging properties, partially offset by increases in revenue at Park City and GTLC. Transportation revenue decreased $0.8 million, or 7.4%, primarily due to decreased passenger volume. Other revenue increased $0.5 million, or 2.4%, primarily due to increases in ancillary services, conference services and lodging retail, partially offset by the recording of business interruption insurance recovery in the prior year related to the early closure of our Flagg Ranch property in September 2016.

Operating expense (excluding reimbursed payroll costs) increased 3.3%. Labor and labor-related benefits increased 4.1%, primarily resulting from incremental expenses from Whistler Blackcomb, normal wage increases and higher labor expense for Flagg Ranch, which was closed for a portion of the prior year period. Other expense increased 3.5%, primarily due to increases in variable operating expenses, as well as an increase in property taxes.

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

Real Estate Segment

Three months ended January 31, 2018 compared to the three months ended January 31, 2017
Real Estate segment operating results for the three months ended January 31, 2018 and 2017 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Total Real Estate net revenue	$134	$5,215	(97.4)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	4,596	(100.0)%
Other	1,207	1,245	(3.1)%
Total Real Estate operating expense	1,207	5,841	(79.3)%
Gain on sale of real property	515	—	nm
Real Estate Reported EBITDA	$(558)	$(626)	10.9%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense, gain on sale of real property and Real Estate Reported EBITDA.

Three months ended January 31, 2018
Real Estate Reported EBITDA included a gain on sale of real property of $0.5 million for the sale of a land parcel.

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
Operating expense for the three months ended January 31, 2017 included cost of sales of $4.3 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,317) and two condominium units at One Ski Hill Place Breckenridge (average cost per square foot of $838). The cost per square foot for these projects reflects the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other operating expense of $1.2 million for the three months ended January 31, 2017 was primarily comprised of general and administrative costs, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2018 compared to the six months ended January 31, 2017
Real Estate segment operating results for the six months ended January 31, 2018 and 2017 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2018	2017
Total Real Estate net revenue	$770	$5,311	(85.5)%
Real Estate operating expense:
Cost of sales (including sales commission)	511	4,596	(88.9)%
Other	2,387	2,730	(12.6)%
Total Real Estate operating expense	2,898	7,326	(60.4)%
Gain on sale of real property	515	6,466	(92.0)%
Real Estate Reported EBITDA	$(1,613)	$4,451	(136.2)%

Six months ended January 31, 2018
During the six months ended January 31, 2018, we closed on the sale of a development land parcel for $0.5 million which was recorded within Real Estate net revenue. Additionally, Real Estate Reported EBITDA included a gain on sale of real property of $0.5 million for the sale of a land parcel.

Other operating expense of $2.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits and allocated corporate costs.

Six months ended January 31, 2017
Real Estate segment net revenue for the six months ended January 31, 2017 was primarily driven by the closing of one condominium unit at The Ritz-Carlton Residences, Vail ($2.8 million of revenue and a price per square foot of $1,569) and two condominium units at One Ski Hill Place Breckenridge ($2.3 million of revenue with an average price per square foot of $983). Additionally, we recorded a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for $9.3 million during the three months ended October 31, 2016.
Operating expense for the six months ended January 31, 2017 included cost of sales of $4.3 million resulting from the closing of one condominium unit at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,317) and two condominium units at One Ski Hill Place Breckenridge (average cost per square foot of $838). Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other operating expense of $2.7 million for the six months ended January 31, 2017 was primarily comprised of general and administrative costs, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contribute to our overall financial position (in thousands).

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2018	2017		2018	2017
Depreciation and amortization	$(51,404)	$(49,626)	3.6%	$(100,028)	$(90,207)	10.9%
Investment income and other, net	$397	$1,148	(65.4)%	$780	$5,671	(86.2)%
Foreign currency gain on intercompany loans	$10,337	$5,166	100.1%	$2,991	$5,166	(42.1)%
Interest expense, net	$(15,973)	$(14,214)	12.4%	$(31,147)	$(26,178)	19.0%
(Provision) benefit from income taxes	$(3,594)	$(84,807)	(95.8)%	$89,810	$(51,298)	(275.1)%
Effective tax rate (expense) benefit	(1.4)%	(34.7)%	(33.3 pts)	70.8%	(34.8)%	(105.6 pts)

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2018 increased $1.8 million and $9.8 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Whistler Blackcomb and Stowe acquisitions.

Investment income and other, net. Investment income and other, net for the three and six months ended January 31, 2017 included a $0.9 million gain recorded for the sale of a lodging property during the three months ended January 31, 2017, as well as a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition during the three months ended October 31, 2016. As a result, investment income and other, net for the three and six months ended January 31, 2018 decreased $0.8 million and $4.9 million, respectively, compared to the same period in the prior year.

Foreign currency gain on intercompany loans.  Foreign currency gain on intercompany loans for the three and six months ended January 31, 2018 increased $5.2 million and decreased $2.2 million, respectively, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and six months ended January 31, 2018 increased $1.8 million and $5.0 million, respectively, compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million, which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition, as well as the Whistler Credit Agreement, which was assumed as part of the Whistler Blackcomb acquisition and had $97.6 million (C$120.0 million) outstanding as of January 31, 2018.

(Provision) benefit from income taxes. The effective tax rate (provision) benefit for the three and six months ended January 31, 2018 was (1.4% ) and 70.8%, respectively, compared to (34.7%) and (34.8%), respectively, for the three and six months ended January 31, 2017. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items, taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income (loss) and the amount of net income attributable to noncontrolling interests. The decrease in the effective tax rate for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 was primarily driven by the Tax Act and excess tax benefits from employee share awards that were exercised as further discussed below.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $64.6 million on our Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018, or approximately $1.55 per diluted share. Due to the reduction in the federal corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the effective date of the Tax Act using the reduced statutory federal corporate income tax rate. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $71.0 million which was recognized as a discrete item and was recorded within (provision) benefit from income taxes on our Consolidated Condensed Statement of Operations during the three and six months ended January 31, 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax. The Transition Tax was estimated to be approximately $6.4 million and was recorded during the three and six months ended January 31, 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur not later than the second quarter of fiscal 2019, as permitted by the SEC.

Additionally, the decrease in the effective tax rate during the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 was also due to excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which were recorded within (provision) benefit from income taxes during the three and six months ended January 31, 2018 as a result of new accounting guidance that was adopted prospectively as of August 1, 2017. The new guidance requires excess tax benefits to be recorded in the period realized as a discrete item within earnings rather than within equity. As a result of adopting this guidance, we recorded $1.3 million and $53.1 million, respectively, of excess tax benefits within (provision) benefit from income taxes on our Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018 (or approximately $0.03 and $1.27 earnings per diluted share, respectively).

Reconciliation of Segment Earnings and Net Debt

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Mountain Reported EBITDA	$305,262	$299,017	$246,825	$242,363
Lodging Reported EBITDA	3,668	6,201	8,023	9,523
Resort Reported EBITDA	308,930	305,218	254,848	251,886
Real Estate Reported EBITDA	(558)	(626)	(1,613)	4,451
Total Reported EBITDA	308,372	304,592	253,235	256,337
Depreciation and amortization	(51,404)	(49,626)	(100,028)	(90,207)
Gain (loss) on disposal of fixed assets and other, net	538	(2,231)	1,105	(2,781)
Change in estimated fair value of contingent consideration	—	(300)	—	(600)
Investment income and other, net	397	1,148	780	5,671
Foreign currency gain on intercompany loans	10,337	5,166	2,991	5,166
Interest expense, net	(15,973)	(14,214)	(31,147)	(26,178)
Income before (provision) benefit from income taxes	252,267	244,535	126,936	147,408
(Provision) benefit from income taxes	(3,594)	(84,807)	89,810	(51,298)
Net income	248,673	159,728	216,746	96,110
Net income attributable to noncontrolling interests	(12,982)	(10,549)	(9,440)	(9,518)
Net income attributable to Vail Resorts, Inc.	$235,691	$149,179	$207,306	$86,592

The following table reconciles Net Debt to long-term debt, net (in thousands):

	January 31,
	2018	2017
Long-term debt, net	$1,182,349	$1,216,721
Long-term debt due within one year	38,433	38,379
Total debt	1,220,782	1,255,100
Less: cash and cash equivalents	235,460	140,909
Net Debt	$985,322	$1,114,191

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2018 and 2017 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2018	2017
Net cash provided by operating activities	$420,905	$329,893
Net cash used in investing activities	$(81,765)	$(591,821)
Net cash (used in) provided by financing activities	$(222,148)	$335,310

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

We had $235.5 million of cash and cash equivalents as of January 31, 2018, compared to $140.9 million as of January 31, 2017. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

As of January 31, 2018, we had $299.7 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less borrowings of $30.0 million and certain letters of credit outstanding of $70.3 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$179.1 million ($145.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($243.9 million) less outstanding borrowings of C$120.0 million ($97.6 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.25%.

Six months ended January 31, 2018 compared to the six months ended January 31, 2017
As a result of the adoption of revised accounting guidance related to employee stock based compensation, we prospectively presented excess tax benefits as operating activities on our Consolidated Condensed Statement of Cash Flows for the six months ended January 31, 2018. Additionally, as of August 1, 2017, we retrospectively presented cash paid to taxing authorities on an employee’s behalf as financing activities on our Consolidated Condensed Statements of Cash Flows, which resulted in a $13.0 million decrease to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the six months ended January 31, 2017, as shown below (in thousands).

	Six Months Ended January 31, 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$316,918	$12,975	$329,893
Cash flows used in investing activities (no change)	(591,821)	—	(591,821)
Cash flows provided by financing activities	348,285	(12,975)	335,310
Effect of exchange rate changes (no change)	(370)	—	(370)
Net increase in cash and cash equivalents (no change)	$73,012	$—	$73,012

The adoption of this revised accounting guidance did not have an impact on our total cash flows for the six months ended January 31, 2018 and 2017.

We generated $420.9 million of cash from operating activities during the six months ended January 31, 2018, an increase of $91.0 million compared to $329.9 million of cash generated during the six months ended January 31, 2017. The increase in operating cash flows was primarily a result of an increase in accounts payable and a decrease in estimated tax payments primarily as a result of an increase in excess tax benefits from employee share awards that vested (restricted stock awards) and were exercised (stock appreciation awards) during the six months ended January 31, 2018, as well as increased North American pass sales for the 2017/2018 North American ski season compared to the 2016/2017 North American ski season, of which only a portion has been reflected as lift revenue in operating results. These increases were partially offset by an increase in cash interest payments during the six months ended January 31, 2018, compared to the six months ended January 31, 2017, from incremental term loan borrowings under our Vail Holdings Credit Agreement and borrowings under the Whistler Credit Agreement assumed by us as a result of the acquisition of Whistler Blackcomb in October 2016. Additionally, we generated $0.5 million of proceeds from real estate development land parcel sales during the six months ended January 31, 2018 compared to $4.9 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in the six months ended January 31, 2017.

Cash used in investing activities for the six months ended January 31, 2018 decreased by $510.1 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb during the six months ended January 31, 2017 of $512.3 million, net of cash acquired, and a decrease in capital expenditures of $6.1 million during the six months ended January 31, 2018 compared to the six months ended January 31, 2017, partially offset by a reduction in cash received from the sale of real property.

Cash used in financing activities increased $557.5 million during the six months ended January 31, 2018, compared to the six months ended January 31, 2017, primarily due to the reduction of net proceeds from borrowings under our Vail Holdings Credit Agreement during the six months ended January 31, 2017, which was used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition. Additionally, dividends paid increased $23.5 million during the six months ended January 31, 2018, compared to January 31, 2017, and cash payments for employee taxes related to exercises of share awards increased $58.7 million. Due to the adoption of revised accounting guidance as discussed above, there was an elimination of excess tax benefits of $13.0 million recorded within financing activities, with a corresponding increase in operating activities, which resulted in a decrease of $13.0 million in financing activities and an increase of $13.0 million in operating activities during the six months ended January 31, 2018, compared to January 31, 2017.

U.S. Tax Reform
Beginning with our taxable year ending December 31, 2018, we expect to realize an increase in our operating cash flows as a result of the Tax Act, which will reduce our statutory federal corporate income tax rate from 35% to 21%. We expect that incremental cash flows generated from the reduction of the statutory federal corporate income tax rate and the accelerated deductibility of capital expenditures will be approximately $40.0 million in calendar 2018. We plan to use those incremental cash flows to reinvest in wages for our employees, in capital for our resorts and by increasing our return of capital to shareholders.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $150.0 million on resort capital expenditures during calendar year 2018, excluding anticipated investments for U.S. summer related activities, one-time integration related capital expenditures and capital investments associated with third party reimbursements. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures are approximately $80.0 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Additionally, we plan to make a discretionary investment of approximately $40.0 million (C$52.0 million) at Whistler Blackcomb, as part of an approximate $50.0 million (C$65.0 million) total capital plan at the resort. Discretionary expenditures for calendar year 2018 include, among other projects, a new gondola at Whistler Blackcomb running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola, and upgrading several other chair lifts at Whistler Blackcomb; upgrading the fixed grip High Meadow chair at Park City to a four person high speed lift; expanding Cloud Dine restaurant at Park City by adding 200 additional seats and upgrading the Park City Mid-Mountain Lodge; replacing the Galaxy two-person chairlift at Heavenly with a three-person chairlift; and upgrading the Leichhardt T-bar at Perisher to a four-person chairlift. We also expect to invest approximately $3.0 million in calendar year 2018 for summer investments. Additionally, we expect to invest approximately $8.0 million in capital for the integration of Stowe and the completion of Whistler Blackcomb integration. Lastly, we plan to spend approximately $6.0 million during calendar year 2018 on capital projects to repair infrastructure that was damaged due to snowfall, including the Heavenly coaster and the Ten Mile Room in Breckenridge. We expect that repair costs will be covered by insurance proceeds. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
Principal payments on the majority of our long-term debt ($1,089.9 million of the total $1,224.5 million debt outstanding as of January 31, 2018) are not due until fiscal 2022 and beyond. As of January 31, 2018 and 2017, total long-term debt, net (including long-term debt due within one year) was $1,220.8 million and $1,255.1 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,114.2 million as of January 31, 2017 to $985.3 million as of January 31, 2018, primarily due to a reduction in the borrowings outstanding under the term loan of our Vail Holdings Credit Agreement and an increase in cash and cash equivalents. In addition, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date of our Whistler Credit Agreement to November 2022 during the six months ended January 31, 2018. There were no other changes to the terms of the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $883.3 million of variable-rate debt outstanding as of January 31, 2018. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $8.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2018, our Board of Directors approved a 40% increase to our quarterly cash dividend to $1.47 per share (or approximately $59.5 million per quarter based upon shares outstanding as of January 31, 2018). For the six months ended January 31, 2018, we paid cash dividends of $2.106 per share ($85.2 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the six months ended January 31, 2018. During the six months ended January 31, 2017, we repurchased 1,317 Vail Shares at a cost of $0.2 million. Since inception of this stock repurchase program through January 31, 2018, we have repurchased 5,436,294 Vail Shares at a cost of approximately $247.2 million. As of January 31, 2018, 2,063,706 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2018. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2018. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•	our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb, Stowe or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars;

•	changes in accounting judgments and estimates, tax law, accounting principles, policies or guidelines or adverse determinations by taxing authorities; and

•	a materially adverse change in our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At January 31, 2018, we had $883.3 million of variable rate indebtedness, representing approximately 72.1% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2018 of 2.8% and 2.6%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2018, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $8.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses, and foreign currency gain on intercompany loans recognized, in comprehensive income (in thousands).

	Six Months Ended January 31,
	2018	2017
Foreign currency translation adjustments, net of tax	$19,603	$1,238
Foreign currency gain on intercompany loans	$2,991	$5,166

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2016, Kirkwood received a Notice of Violation (“NOV”) from the State of California Central Valley Regional Water Quality Control Board (the “Regional Water Board”) regarding the disposition of asphalt grindings used in parking lot surfacing in and around Kirkwood Creek.  We have cooperated with the Regional Water Board staff and the California Department of Fish and Wildlife (“CDFW”) to satisfactorily resolve the matters identified in the NOV.

On December 13, 2017, Kirkwood entered into a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   Under the Stipulated Order, Kirkwood agreed to be responsible for monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.  All of these amounts have been paid by third-party insurance.  The remaining remediation work required by the Stipulated Order and requested by the agencies should be completed in calendar year 2018.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 28, 2017, as of and for the year ended July 31, 2017, in addition to the modified factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations

We are subject to accounting and tax regulations, including, but not limited to, the recently enacted changes to U.S. tax law, and use certain accounting estimates and judgments that may differ significantly from actual results.
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

We use many methods, estimates and judgments in applying our accounting policies (see “Critical Accounting Policies” in Item 7 of our Form 10-K as of and for the year ended July 31, 2017). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

The recent enactment of the Tax Act has significantly changed U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time Transition Tax on all undistributed earnings and profits of certain U.S. owned foreign corporations, introducing new anti-base erosion provisions, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, and eliminating the deductibility of certain fringe benefits, among other changes. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation of regulations by the Treasury Department and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.
Our analysis and interpretation of the Tax Act is preliminary and ongoing, and our implementation may include judgments and estimates that differ from the final IRS regulations and could have a material impact on our financial statements. We have identified the change in the corporate tax rate, including its effects on the remeasurement of our net deferred tax liabilities, as well as the Transition Tax, and the related impact on our consolidated condensed financial statements. There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the Tax Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of January 31, 2018, 59,586 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2018, July 31, 2017, and January 31, 2017; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2018 and 2017; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended January 31, 2018 and 2017; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the six months ended January 31, 2018 and 2017; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2018 and 2017; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 8, 2018	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2018	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)