Form 10-Q
period 2018-04-30
VAIL RESORTS INC
filed 2018-06-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 4, 2018, 40,323,276 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2018	July 31, 2017	April 30, 2017
Assets
Current assets:
Cash and cash equivalents	$181,597	$117,389	$195,818
Restricted cash	7,427	10,273	8,648
Trade receivables, net	220,248	186,913	174,433
Inventories, net	79,361	84,814	77,332
Other current assets	31,027	33,681	42,488
Total current assets	519,660	433,070	498,719
Property, plant and equipment, net (Note 6)	1,640,727	1,714,154	1,647,004
Real estate held for sale and investment	99,623	103,405	108,217
Goodwill, net	1,488,663	1,519,743	1,430,008
Intangible assets, net	283,802	294,932	280,516
Other assets	42,960	45,414	44,403
Total assets	$4,075,435	$4,110,718	$4,008,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$429,858	$467,669	$403,285
Income taxes payable	29,512	98,491	48,702
Long-term debt due within one year (Note 4)	38,444	38,397	38,386
Total current liabilities	497,814	604,557	490,373
Long-term debt, net (Note 4)	1,078,005	1,234,024	1,168,210
Other long-term liabilities (Note 6)	279,797	301,736	280,203
Deferred income taxes, net (Note 2)	215,696	171,442	281,813
Total liabilities	2,071,312	2,311,759	2,220,599
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,874, 45,448 and 45,443 shares issued, respectively	458	454	454
Exchangeable shares, $0.01 par value, 58, 69 and 70 shares issued and outstanding, respectively (Note 5)	1	1	1
Additional paid-in capital	1,162,872	1,222,510	1,217,820
Accumulated other comprehensive income (loss)	10,469	44,395	(44,677)
Retained earnings	869,862	550,985	650,331
Treasury stock, at cost, 5,552, 5,436, and 5,436 shares, respectively (Note 10)	(272,989)	(247,189)	(247,189)
Total Vail Resorts, Inc. stockholders’ equity	1,770,673	1,571,156	1,576,740
Noncontrolling interests	233,450	227,803	211,528
Total stockholders’ equity	2,004,123	1,798,959	1,788,268
Total liabilities and stockholders’ equity	$4,075,435	$4,110,718	$4,008,867
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net revenue:
Mountain and Lodging services and other	$700,033	$653,510	$1,437,753	$1,338,836
Mountain and Lodging retail and dining	141,318	136,251	358,253	349,077
Resort net revenue	841,351	789,761	1,796,006	1,687,913
Real Estate	3,140	4,870	3,910	10,181
Total net revenue	844,491	794,631	1,799,916	1,698,094
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	301,760	281,778	780,539	717,318
Mountain and Lodging retail and dining cost of products sold	54,289	52,673	147,205	142,422
General and administrative	66,181	63,836	194,780	185,802
Resort operating expense	422,230	398,287	1,122,524	1,045,542
Real Estate, net	(597)	9,818	2,301	17,144
Total segment operating expense	421,633	408,105	1,124,825	1,062,686
Other operating (expense) income:
Depreciation and amortization	(54,104)	(50,029)	(154,132)	(140,236)
Gain on sale of real property	—	—	515	6,466
Change in estimated fair value of contingent consideration (Note 7)	2,454	(14,500)	2,454	(15,100)
Loss on disposal of fixed assets and other, net	(3,230)	(1,924)	(2,125)	(4,705)
Income from operations	367,978	320,073	521,803	481,833
Mountain equity investment income, net	607	521	1,094	1,510
Investment income and other, net	736	210	1,516	5,881
Foreign currency loss on intercompany loans (Note 4)	(9,502)	(9,065)	(6,511)	(3,899)
Interest expense, net	(15,648)	(14,248)	(46,795)	(40,426)
Income before (provision) benefit from income taxes	344,171	297,491	471,107	444,899
(Provision) benefit from income taxes (Note 2)	(71,896)	(100,635)	17,914	(151,933)
Net income	272,275	196,856	489,021	292,966
Net income attributable to noncontrolling interests	(16,023)	(15,749)	(25,463)	(25,267)
Net income attributable to Vail Resorts, Inc.	$256,252	$181,107	$463,558	$267,699
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$6.34	$4.52	$11.48	$6.87
Diluted net income per share attributable to Vail Resorts, Inc.	$6.17	$4.40	$11.13	$6.68
Cash dividends declared per share	$1.47	$1.053	$3.576	$2.673
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net income	$272,275	$196,856	$489,021	$292,966
Foreign currency translation adjustments, net of tax	(64,020)	(48,690)	(44,417)	(47,452)
Comprehensive income	208,255	148,166	444,604	245,514
Comprehensive income attributable to noncontrolling interests	(284)	(10,822)	(14,972)	(20,942)
Comprehensive income attributable to Vail Resorts, Inc.	$207,971	$137,344	$429,632	$224,572
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive income:
Net income	—	—	—	—	267,699	—	267,699	25,267	292,966
Foreign currency translation adjustments, net of tax	—	—	—	(43,127)	—	—	(43,127)	(4,325)	(47,452)
Total comprehensive income							224,572	20,942	245,514
Stock-based compensation expense	—	—	13,588	—	—	—	13,588	—	13,588
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable shares transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plans, net of shares withheld for employee taxes	2	—	(15,886)	—	—	—	(15,884)	—	(15,884)
Tax benefit from share award plans		—	9,524	—	—	—	9,524	—	9,524
Repurchase of common stock (Note 10)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(104,035)	—	(104,035)	—	(104,035)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,919)	(5,919)
Balance, April 30, 2017	$454	$1	$1,217,820	$(44,677)	$650,331	$(247,189)	$1,576,740	$211,528	$1,788,268

Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive income:
Net income	—	—	—	—	463,558	—	463,558	25,463	489,021
Foreign currency translation adjustments, net of tax	—	—	—	(33,926)	—	—	(33,926)	(10,491)	(44,417)
Total comprehensive income							429,632	14,972	444,604
Stock-based compensation expense	—	—	14,056	—	—	—	14,056	—	14,056
Measurement period adjustment (Note 5)	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for employee taxes	4	—	(73,694)	—	—	—	(73,690)	—	(73,690)
Repurchase of common stock (Note 10)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 3)	—	—	—	—	(144,681)	—	(144,681)	—	(144,681)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,549)	(7,549)
Balance, April 30, 2018	$458	$1	$1,162,872	$10,469	$869,862	$(272,989)	$1,770,673	$233,450	$2,004,123
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income	$489,021	$292,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,132	140,236
Cost of real estate sales	3,750	8,017
Stock-based compensation expense	14,056	13,588
Deferred income taxes, net	36,558	151,933
Change in fair value of contingent consideration	(2,454)	15,100
Gain on sale of real property	(515)	(6,466)
Foreign exchange loss on intercompany loans	6,511	3,899
Other non-cash income, net	(7,575)	(7,640)
Changes in assets and liabilities:
Restricted cash	2,649	3,557
Trade receivables, net	(33,096)	(26,375)
Inventories, net	5,609	13,648
Accounts payable and accrued liabilities	(35,519)	(41,770)
Deferred revenue	11,014	(9,345)
Income taxes payable - excess tax benefit from share award exercises	(54,473)	(9,524)
Income taxes payable - other	(14,100)	(46,604)
Other assets and liabilities, net	7,744	(1,023)
Net cash provided by operating activities	583,312	494,197
Cash flows from investing activities:
Capital expenditures	(106,314)	(111,836)
Acquisition of businesses, net of cash acquired	(1,356)	(512,348)
Cash received from the sale of real property	515	7,692
Other investing activities, net	6,573	6,543
Net cash used in investing activities	(100,582)	(609,949)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	95,000	619,375
Proceeds from borrowings under Whistler Credit Agreement	11,920	2,229
Repayments of borrowings under Vail Holdings Credit Agreement	(173,125)	(203,750)
Repayments of borrowings under Whistler Credit Agreement	(91,941)	(53,889)
Employee taxes paid for share award exercises	(73,690)	(15,884)
Dividends paid	(144,681)	(104,035)
Repurchases of common stock	(25,800)	(210)
Other financing activities, net	(11,626)	917
Net cash (used in) provided by financing activities	(413,943)	244,753
Effect of exchange rate changes on cash and cash equivalents	(4,579)	(1,080)
Net increase in cash and cash equivalents	64,208	127,921
Cash and cash equivalents:
Beginning of period	117,389	67,897
End of period	$181,597	$195,818
Non-cash investing activities:
Accrued capital expenditures	$7,869	$9,127
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

The Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2017 have been revised to separately disclose revenues and costs from retail and dining operations, as well as general and administrative costs. Retail and dining revenues were previously included within Mountain and Lodging revenues, and the related costs were previously included in Mountain and Lodging operating costs. Management considers the change in presentation of its Consolidated Condensed Statements of Operations to be immaterial to the periods presented. There is no change to previously reported total net revenue, operating expense, income from operations, net income attributable to Vail Resorts, Inc., per share amounts or segment results for either period.

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

Income Taxes— On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the three and nine months ended April 30, 2018. These changes primarily consist of the following:

•
A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which the Company expects will result in a fiscal 2018 U.S. blended federal statutory income tax rate for the Company of approximately 27%, and then will be reduced to 21% in fiscal 2019 and thereafter, subject to future changes in the tax laws.

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

As a result of the Tax Act, the Company recorded a one-time, provisional net tax benefit of approximately $64.6 million on its Consolidated Condensed Statements of Operations for the nine months ended April 30, 2018, as described below.
Due to the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. net deferred tax liabilities as of the effective date and recognized an estimated provisional benefit of approximately $71.0 million, as a discrete item in the (provision) benefit from income taxes for the nine months ended April 30, 2018, which is a reduction in net deferred tax liabilities in the accompanying Consolidated Condensed Balance Sheet as of April 30, 2018. The measurement of U.S. net deferred tax liabilities is provisional as the final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.
The Company also recorded an estimated provisional charge for the Transition Tax of approximately $6.4 million as a discrete item in the (provision) benefit from income taxes for the nine months ended April 30, 2018. The Transition Tax recorded is provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries.
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

Recently Issued Accounting Standards
Adopted Standards
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, as applicable, rather than within additional paid in capital which was required under the previous guidance. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy employee statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this standard on August 1, 2017, and is prospectively recording excess tax benefits and deficiencies within the provision or benefit for income taxes on its Consolidated Condensed Statements of Operations when stock-based compensation awards vest or are exercised. The Company expects this will increase volatility of the provision or benefit for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest or are exercised. As a result of adopting this provision of the standard, the Company recorded $1.4 million and $54.5 million, respectively, of excess tax benefits within (provision) benefit from income taxes on its Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2018, resulting from vesting or exercises of equity awards during the respective periods. As of August 1, 2017, the Company prospectively presented excess tax benefits as operating activities on its Consolidated Condensed Statement of Cash Flows for the nine months ended April 30, 2018. Additionally, the Company has elected to record actual forfeitures for recording stock-based compensation expense when they occur, rather than estimate expected forfeitures, which did not have a material impact to the Consolidated Condensed Statements of Operations for both the three and nine months ended April 30, 2018. In accordance with the disclosure provisions of the new guidance, the Company retrospectively adopted the new presentation. Cash paid to taxing authorities on an employee’s behalf was changed to be classified as a financing activity in the Consolidated Condensed Statements of Cash Flows, which resulted in a decrease of approximately $15.9 million to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the nine months ended April 30, 2017, as shown below (in thousands).

	Nine Months Ended April 30, 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$478,313	$15,884	$494,197
Cash flows used in investing activities (no change)	(609,949)	—	(609,949)
Cash flows provided by financing activities	260,637	(15,884)	244,753
Effect of exchange rate changes (no change)	(1,080)	—	(1,080)
Net increase in cash and cash equivalents (no change)	$127,921	$—	$127,921

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued several amendments, which do not change the core principle of the guidance and are intended to clarify and improve understanding of certain topics included within the revenue standard. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019), using one of two retrospective application methods. The Company will not early adopt this standard and is evaluating the impacts, if any, the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures and is determining the appropriate transition method. The Company has completed a review of the majority of our revenue streams consisting of (i) season pass sales, (ii) non-season pass lift ticket sales, (iii) ski school sales, (iv) retail/rental sales, (v) food and beverage sales and (vi) hospitality services and determined the recognition and measurement shall remain unchanged under the revised standard as compared to the prior guidance. The Company is continuing to evaluate its remaining revenue streams as well as disclosure requirements of the new standard in advance of the required date of adoption.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$256,252	$256,252	$181,107	$181,107
Weighted-average Vail Shares outstanding	40,379	40,379	39,996	39,996
Weighted-average Exchangeco Shares outstanding	59	59	72	72
Total Weighted-average shares outstanding	40,438	40,438	40,068	40,068
Effect of dilutive securities	—	1,107	—	1,113
Total shares	40,438	41,545	40,068	41,181
Net income per share attributable to Vail Resorts	$6.34	$6.17	$4.52	$4.40

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 12,000 for the three months ended April 30, 2018 and 2017, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2018 and 2017 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$463,558	$463,558	$267,699	$267,699
Weighted-average Vail Shares outstanding	40,313	40,313	38,871	38,871
Weighted-average Exchangeco Shares outstanding	61	61	101	101
Total Weighted-average shares outstanding	40,374	40,374	38,972	38,972
Effect of dilutive securities	—	1,267	—	1,097
Total shares	40,374	41,641	38,972	40,069
Net income per share attributable to Vail Resorts	$11.48	$11.13	$6.87	$6.68

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 4,000 for the nine months ended April 30, 2018 and 2017, respectively.

Dividends

During the three and nine months ended April 30, 2018, the Company paid cash dividends of $1.47 and $3.576 per share ($59.5 million and $144.7 million, respectively, in the aggregate). During the three and nine months ended April 30, 2017, the Company paid cash dividends of $1.053 and $2.673 per share ($42.3 million and $104.0 million, respectively, in the aggregate). On June 6, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $1.47 per share, for Vail Shares, payable on July 12, 2018 to stockholders of record as of June 27, 2018. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on July 12, 2018 to the shareholders of record on June 27, 2018.

4.	Long-Term Debt
Long-term debt, net as of April 30, 2018, July 31, 2017 and April 30, 2017 is summarized as follows (in thousands):

	Maturity	April 30, 2018	July 31, 2017	April 30, 2017
Vail Holdings Credit Agreement term loan (a)	2021	$693,750	$721,875	$731,250
Vail Holdings Credit Agreement revolver (a)	2021	—	50,000	—
Whistler Credit Agreement revolver (b)	2022	31,153	113,119	89,379
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	333,078	328,786	327,364
Other	2024-2028	9,430	10,166	10,316
Total debt		1,119,986	1,276,521	1,210,884
Less: Unamortized debt issuance costs		3,537	4,100	4,288
Less: Current maturities (c)		38,444	38,397	38,386
Long-term debt, net		$1,078,005	$1,234,024	$1,168,210

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail Holdings Credit Agreement were not altered by the Amendment. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the rate of LIBOR plus 1.25% (3.15%, as of April 30, 2018), and interest payments are due monthly. Additionally, the term loan facility is subject to quarterly principal payments of approximately $9.4 million, which began on January 31, 2017. Final payment of the remaining principal outstanding plus accrued and unpaid interest is due upon maturity in October 2021. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the nine months ended April 30, 2018, the Company exercised its right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022. No other terms of the Whistler Credit agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of April 30, 2018, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of April 30, 2018 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.43%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2018 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2018 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2018 (May 2018 through July 2018)	$9,535
2019	38,455
2020	38,516
2021	38,580
2022	573,023
Thereafter	421,877
Total debt	$1,119,986

The Company recorded gross interest expense of $15.6 million and $14.2 million for the three months ended April 30, 2018 and 2017, respectively, of which $0.3 million was amortization of deferred financing costs in both periods. The Company recorded gross interest expense of $46.8 million and $40.4 million for the nine months ended April 30, 2018 and 2017, respectively, of which $1.0 million and $0.8 million, respectively, were amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $9.5 million and $6.5 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2018 on the Company’s Consolidated Condensed Statements of Operations. Additionally, the Company recognized approximately $9.1 million and $3.9 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2017 on the Company’s Consolidated Condensed Statements of Operations.

5.	Acquisitions
Stowe
On June 7, 2017, the Company, through a wholly-owned subsidiary, acquired Stowe Mountain Resort in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for total cash consideration of $40.7 million. The Company acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The purchase price was allocated to identifiable tangible and intangible assets acquired based on their estimated fair values at the acquisition date. The Company has completed its purchase price allocation and has recorded $39.2 million in property, plant and equipment; $3.0 million in intangible assets; $2.3 million in other assets; and $3.8 million of assumed liabilities on the date of acquisition. The operating results of Stowe are reported within the Mountain segment.

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

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes during the nine months ended April 30, 2017. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Condensed Statements of Operations. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Condensed Statements of Operations during the nine months ended April 30, 2017.

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

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies (including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio) the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not expected to be deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $229.7 million of net revenue for the nine months ended April 30, 2017, prospectively from the acquisition date

(acquired on October 17, 2016). The Company recognized $3.2 million of transaction related expenses in Mountain operating expense in the Consolidated Condensed Statements of Operations for the nine months ended April 30, 2017.
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

Nine Months Ended April 30, 2017
Pro forma net revenue	$1,720,758
Pro forma net income attributable to Vail Resorts, Inc.	$270,418
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$6.76
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$6.58

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2018	July 31, 2017	April 30, 2017
Land and land improvements	$553,366	$553,655	$531,058
Buildings and building improvements	1,194,877	1,210,864	1,170,700
Machinery and equipment	1,024,483	987,080	967,157
Furniture and fixtures	275,959	280,292	275,235
Software	110,789	108,048	105,352
Vehicles	60,266	59,596	61,415
Construction in progress	35,895	49,359	34,029
Gross property, plant and equipment	3,255,635	3,248,894	3,144,946
Accumulated depreciation	(1,614,908)	(1,534,740)	(1,497,942)
Property, plant and equipment, net	$1,640,727	$1,714,154	$1,647,004

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2018	July 31, 2017	April 30, 2017
Trade payables	$58,228	$71,558	$51,305
Deferred revenue	251,110	240,096	206,534
Accrued salaries, wages and deferred compensation	24,645	44,869	36,162
Accrued benefits	37,776	32,505	36,401
Deposits	24,326	23,742	22,117
Other liabilities	33,773	54,899	50,766
Total accounts payable and accrued liabilities	$429,858	$467,669	$403,285

The composition of other long-term liabilities follows (in thousands):

	April 30, 2018	July 31, 2017	April 30, 2017
Private club deferred initiation fee revenue	$116,375	$118,417	$120,260
Unfavorable lease obligation, net	22,537	24,664	25,254
Other long-term liabilities	140,885	158,655	134,689
Total other long-term liabilities	$279,797	$301,736	$280,203

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

	Estimated Fair Value Measurement as of April 30, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,017	$3,017	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$6,849	$—	$6,849	$—
Liabilities:
Contingent Consideration	$21,300	$—	$—	$21,300

	Estimated Fair Value Measurement as of July 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,008	$3,008	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,403	$—	$2,403	$—
Interest Rate Swap	$236	$—	$236	$—
Liabilities:
Contingent Consideration	$27,400	$—	$—	$27,400

	Estimated Fair Value Measurement as of April 30, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,005	$3,005	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,404	$—	$2,404	$—
Liabilities:
Contingent Consideration	$26,200	$—	$—	$26,200
Interest Rate Swap	$1,181	$—	$1,181	$—

The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap was an instrument assumed in the Whistler Blackcomb acquisition that was a C$125.0 million fixed swap on the floating interest rate for the assumed Whistler Credit Agreement, and was originally set to expire in September 2020. However, the Company settled the Interest Rate Swap in September 2017 and therefore no longer utilized an Interest Rate Swap as of April 30, 2018. Interest Rate Swap settlements and changes in estimated fair value were recognized in Interest expense, net on the Consolidated Condensed Statements of Operations.

The changes in Contingent Consideration during the nine months ended April 30, 2018 and 2017 were as follows (in thousands):

Balance as of July 31, 2017 and 2016, respectively	$27,400	$11,100
Payments	(3,646)	—
Change in estimated fair value	(2,454)	15,100
Balance as of April 30, 2018 and 2017, respectively	$21,300	$26,200

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.3%, volatility of 17.5% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.9 million to $5.3 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2018, the Company made a payment to the landlord for Contingent Consideration of approximately $3.6 million and recorded a decrease of approximately $2.5 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2018. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $21.3 million, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Condensed Balance Sheet.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2018, July 31, 2017 and April 30, 2017, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2018, the Company had various other letters of credit totaling $63.3 million, consisting of $53.4 million to support the Employee Housing Bonds and $9.9 million for workers’ compensation, general liability construction related deductibles and other activities. The Company also had surety bonds of $9.3 million as of April 30, 2018, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of April 30, 2018, July 31, 2017 and April 30, 2017, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net revenue:
Lift	$452,723	$419,647	$860,103	$799,324
Ski school	101,213	91,704	185,767	173,674
Dining	70,678	65,618	142,890	133,352
Retail/rental	104,162	102,104	265,015	261,816
Other	43,748	42,087	137,776	117,860
Total Mountain net revenue	772,524	721,160	1,591,551	1,486,026
Lodging	68,827	68,601	204,455	201,887
Total Resort net revenue	841,351	789,761	1,796,006	1,687,913
Real Estate	3,140	4,870	3,910	10,181
Total net revenue	$844,491	$794,631	$1,799,916	$1,698,094
Segment operating expense:
Mountain	$363,878	$340,390	$936,567	$863,882
Lodging	58,352	57,897	185,957	181,660
Resort	422,230	398,287	1,122,524	1,045,542
Real Estate, net	(597)	9,818	2,301	17,144
Total segment operating expense	$421,633	$408,105	$1,124,825	$1,062,686
Gain on sale of real property	$—	$—	$515	$6,466
Mountain equity investment income, net	$607	$521	$1,094	$1,510
Reported EBITDA:
Mountain	$409,253	$381,291	$656,078	$623,654
Lodging	10,475	10,704	18,498	20,227
Resort	419,728	391,995	674,576	643,881
Real Estate	3,737	(4,948)	2,124	(497)
Total Reported EBITDA	$423,465	$387,047	$676,700	$643,384
Real estate held for sale and investment	$99,623	$108,217	$99,623	$108,217
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$423,465	$387,047	$676,700	$643,384
Depreciation and amortization	(54,104)	(50,029)	(154,132)	(140,236)
Change in estimated fair value of contingent consideration	2,454	(14,500)	2,454	(15,100)
Loss on disposal of fixed assets and other, net	(3,230)	(1,924)	(2,125)	(4,705)
Investment income and other, net	736	210	1,516	5,881
Foreign currency loss on intercompany loans	(9,502)	(9,065)	(6,511)	(3,899)
Interest expense, net	(15,648)	(14,248)	(46,795)	(40,426)
Income before (provision) benefit from income taxes	344,171	297,491	471,107	444,899
(Provision) benefit from income taxes	(71,896)	(100,635)	17,914	(151,933)
Net income	272,275	196,856	489,021	292,966
Net income attributable to noncontrolling interests	(16,023)	(15,749)	(25,463)	(25,267)
Net income attributable to Vail Resorts, Inc.	$256,252	$181,107	$463,558	$267,699

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 total shares. The Company repurchased 115,422 Vail Shares (at a total cost of $25.8 million) during the three and nine months ended April 30, 2018. The Company repurchased zero and 1,317 Vail Shares (at a total cost of $0.2 million), respectively, during the three and nine months ended April 30, 2017. Since inception of its share repurchase program through April 30, 2018, the Company has repurchased 5,551,716 Vail Shares for $273.0 million. As of April 30, 2018, 1,948,284 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

11.    Subsequent Events
Acquisitions
Okemo Mountain Resort, Crested Butte Mountain Resort, Mount Sunapee Resort
On June 4, 2018, the Company, through a wholly-owned subsidiary, entered into a purchase agreement to acquire Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire. The Company will purchase Triple Peaks from the Mueller family for a cash purchase price of $82.0 million, subject to certain adjustments. In addition, at closing, Triple Peaks will pay $155.0 million to pay off the leases that all three resorts have with Ski Resort Holdings, LLC, an affiliate of Oz Real Estate, with funds to be provided by the Company. The transaction will be recorded as a business combination and is subject to certain closing conditions, including regulatory approvals. The Company, subject to approval, will be obtaining a new Special Use Permit from the U.S. Forest Service for Crested Butte Mountain Resort, and will be assuming the state land leases for Okemo Mountain Resort and Mount Sunapee Resort. The state land lease transfers are subject to administrative review and consent from their respective states. The transaction is expected to close in the summer of 2018. The Company expects to fund the cash purchase price through cash on-hand and/or incremental borrowings.

Stevens Pass Resort
On June 4, 2018, the Company, through a wholly-owned subsidiary, entered into a purchase agreement to acquire Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC for a total purchase price of $67.0 million, subject to certain adjustments. The transaction will be recorded as a business combination and is subject to certain closing conditions, including regulatory approval. The Company, subject to approval, will be obtaining a new Special Use Permit from the U.S. Forest Service and expects the transaction to close in the summer of 2018. The Company expects to fund the cash purchase price through cash on-hand and/or incremental borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the periods ended April 30, 2018 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2018 and 2017 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2017 and the Form 10-Q for the quarter ended January 31, 2018, which was filed on March 8, 2018.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Perisher operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 59% and 58% of Mountain net revenue for the three months ended April 30, 2018 and 2017, respectively, and approximately 54% of Mountain net revenue for both the nine months ended April 30, 2018 and 2017.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our U.S. mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For both the 2017/2018 and 2016/2017 U.S. ski seasons, Destination guests comprised approximately 61% of our U.S. mountain resort skier visits, while Local guests comprised approximately 39% of our U.S. mountain resort skier visits. Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather, but may be more impacted by adverse economic conditions or the global geopolitical climate. Local guests tend to be more value-oriented and weather sensitive.

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

Lift revenue consists of season pass lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). For the 2018/2017 and 2016/2017 North American ski seasons, respectively, approximately 48% and 44% of total lift revenue was comprised of pass revenue.

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

The performance of our Lodging segment properties (including managed condominium units) proximate to our mountain resorts as well as CME is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% and 92% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the three months ended April 30, 2018 and 2017, respectively, and 77% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the nine months ended April 30, 2018 and 2017. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and our Form 10-Q for the quarter ended January 31, 2018, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2018, we began our early season pass sales program for the 2018/2019 North American ski season. Through May 29, 2018, our early pass sales for the 2018/2019 North American ski season, excluding our Military Epic pass products, increased approximately 12% in units and approximately 19% in sales dollars compared to the prior year period ended May 30, 2017, adjusted to eliminate the impact of foreign currency by applying current period exchange rates to the prior period for Whistler Blackcomb pass sales. However, we cannot predict if this favorable trend will continue through the fall 2018 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2018/2019 North American ski season.

•
We experienced at or near historical low snowfall levels across our western U.S. resorts for much of the 2017/2018 North American ski season, including the key Christmas holiday period, which had an adverse impact on skier visitation and our results of operations. We cannot predict whether our resorts will experience normal snowfall conditions for the upcoming 2018/2019 North American ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Key U.S. economic indicators have remained steady into 2018, including strong consumer confidence and declines in the unemployment rate. However, the growth in the U.S. economy may be impacted by economic challenges in the U.S. or declining or slowing growth in economies outside of the U.S., accompanied by devaluation of currencies, rising inflation and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2018/2019 North American ski season.

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, we expect our U.S. blended federal statutory income tax rate to be approximately 27%, which will be reduced to 21% in fiscal 2019 and thereafter. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $64.6 million on our Consolidated Condensed Statement of Operations for the nine months ended April 30, 2018. Due to the reduction in the federal corporate tax rate, we remeasured our U.S net deferred tax liabilities as of the effective date of the Tax Act. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $71.0 million and was recorded during the nine month period ended April 30, 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax referred to as the “Transition Tax,” which was estimated to be $6.4 million, and was recorded during the nine month period ended April 30, 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than December 22, 2018, as permitted by the SEC. For further discussion related to the Tax Act see “Other Items” within MD&A and Notes to Consolidated Condensed Financial Statements, Note 2, Summary of Significant Accounting Policies - Income Taxes.

•
As of April 30, 2018, we had $331.3 million available under the revolver component of our Seventh Amended and Restated Credit Agreement, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $400.0 million less certain letters of credit outstanding of $68.7 million. Additionally, under our Whistler Blackcomb credit facility (the “Whistler Credit Agreement”), as of April 30, 2018, we had C$259.1 million ($201.8 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($233.7 million) less outstanding borrowings of C$40.0 million ($31.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). During the nine months ended April 30, 2018, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022.

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

•
On June 4, 2018, through a wholly-owned subsidiary, we entered into a purchase agreement to acquire Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire. We will purchase Triple Peaks from the Mueller family for a cash purchase price of $82.0 million, subject to certain adjustments. In addition, at closing, Triple Peaks will pay $155.0 million to pay off the leases that all three resorts have with Ski Resort Holdings, LLC, an affiliate of Oz Real Estate, with funds to be provided by us. Additionally, on June 4, 2018, as part of a separate transaction and through a wholly-owned subsidiary, we entered into a purchase agreement to acquire Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC for a total purchase price of $67.0 million, subject to certain adjustments. Both transactions will be recorded as business combinations and are subject to certain closing conditions, including regulatory approval. The transactions are expected to close in the summer of 2018, subject to receipt of new Special Use Permits from the U.S. Forest Service for Crested Butte Mountain Resort and Stevens Pass Resort, as well as administrative review and consent from the States of Vermont and New Hampshire. We expect to fund the cash purchase price for both transactions through cash on-hand and/or incremental borrowings.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2018, compared to the three and nine months ended April 30, 2017 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Mountain Reported EBITDA	$409,253	$381,291	$656,078	$623,654
Lodging Reported EBITDA	10,475	10,704	18,498	20,227
Resort Reported EBITDA	$419,728	$391,995	$674,576	$643,881
Real Estate Reported EBITDA	$3,737	$(4,948)	$2,124	$(497)
Income before (provision) benefit from income taxes	$344,171	$297,491	$471,107	$444,899
Net income attributable to Vail Resorts, Inc.	$256,252	$181,107	$463,558	$267,699
A discussion of the segment results and other items can be found below.

Mountain Segment

Three months ended April 30, 2018 compared to the three months ended April 30, 2017
Mountain segment operating results for the three months ended April 30, 2018 and 2017 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Net Mountain revenue:
Lift	$452,723	$419,647	7.9%
Ski school	101,213	91,704	10.4%
Dining	70,678	65,618	7.7%
Retail/rental	104,162	102,104	2.0%
Other	43,748	42,087	3.9%
Total Mountain net revenue	772,524	721,160	7.1%
Mountain operating expense:
Labor and labor-related benefits	147,722	139,811	5.7%
Retail cost of sales	34,944	34,875	0.2%
Resort related fees	46,021	41,910	9.8%
General and administrative	56,473	53,988	4.6%
Other	78,718	69,806	12.8%
Total Mountain operating expense	363,878	340,390	6.9%
Mountain equity investment income, net	607	521	16.5%
Mountain Reported EBITDA	$409,253	$381,291	7.3%

Total skier visits	6,283	5,907	6.4%
ETP	$72.06	$71.04	1.4%

Mountain Reported EBITDA includes $3.8 million and $3.6 million of stock-based compensation expense for the three months ended April 30, 2018 and 2017, respectively.

Mountain Reported EBITDA increased $28.0 million, or 7.3%. This increase was primarily the result of strong North American pass sales growth for the 2017/2018 North American ski season and incremental operations of Stowe (acquired in June 2017). Our results across all lines of business at our western U.S. resorts for the three months ended April 30, 2018 compared to the same period in the prior year were impacted by challenging ski conditions as a result of historically low snowfall for much of the 2017/2018 ski season. However, conditions progressively improved during the third quarter of fiscal 2018 and total skier visitation increased 6.4% for the three months ended April 30, 2018 compared to the prior year. Additionally, we recorded $3.5 million and $2.3 million of acquisition and integration related expenses for the three months ended April 30, 2018 and 2017, respectively.

Lift revenue increased $33.1 million, or 7.9%, primarily due to an increase in pass revenue and incremental revenue from Stowe. Pass revenue increased 14.8%, which was driven by a combination of an increase in both pricing and units sold and was also favorably impacted by increased pass sales to Destination guests. Non-pass revenue increased 3.6%, which was the result of incremental non-pass revenue from Stowe and increased non-pass revenue from Whistler Blackcomb, and was partially offset by lower non-pass revenue at our western U.S. resorts.

Ski school revenue increased $9.5 million, or 10.4%, and dining revenue increased $5.1 million, or 7.7%. These increases were primarily the result of increased revenue at our Colorado resorts and at Whistler Blackcomb, as well as incremental revenue from Stowe.

Retail/rental revenue increased $2.1 million, or 2.0%, for which rental revenue increased $1.1 million, or 2.6%, and retail sales increased $1.0 million, or 1.6%. The increase in revenue was primarily due to incremental retail/rental revenue from Stowe and an increase in retail revenue at Whistler Blackcomb, partially offset by decreased retail/rental revenue at stores proximate to our western U.S. resorts and other city stores.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $1.7 million, or 3.9%, primarily due to an increase in mountain activities revenue.

Operating expense increased $23.5 million, or 6.9%, which was primarily attributable to the inclusion of incremental operating expenses from Stowe.

Labor and labor-related benefits increased 5.7% primarily due to incremental expense from Stowe and normal annual wage adjustments, partially offset by lower estimated performance-based variable compensation. Resort related fees increased 9.8% primarily due to higher revenue on which those fees are based and incremental expenses from Stowe. General and administrative expense increased 4.6% due to higher corporate overhead costs, including incremental expenses from Stowe, partially offset by lower estimated performance-based variable compensation. Other expense increased 12.8% primarily due to incremental expenses from Stowe, as well as increases in acquisition and integration expenses, utilities expense (related to increased snowmaking operations) and food and beverage cost of sales.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017
Mountain segment operating results for the nine months ended April 30, 2018 and 2017 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Net Mountain revenue:
Lift	$860,103	$799,324	7.6%
Ski school	185,767	173,674	7.0%
Dining	142,890	133,352	7.2%
Retail/rental	265,015	261,816	1.2%
Other	137,776	117,860	16.9%
Total Mountain net revenue	1,591,551	1,486,026	7.1%
Mountain operating expense:
Labor and labor-related benefits	365,618	334,024	9.5%
Retail cost of sales	98,425	98,263	0.2%
Resort related fees	83,404	78,976	5.6%
General and administrative	165,406	156,442	5.7%
Other	223,714	196,177	14.0%
Total Mountain operating expense	936,567	863,882	8.4%
Mountain equity investment income, net	1,094	1,510	(27.5)%
Mountain Reported EBITDA	$656,078	$623,654	5.2%

Total skier visits	11,914	11,635	2.4%
ETP	$72.19	$68.70	5.1%

Mountain Reported EBITDA includes $11.6 million and $11.1 million of stock-based compensation expense for the nine months ended April 30, 2018 and 2017, respectively.

Mountain Reported EBITDA increased $32.4 million, or 5.2%. This increase was primarily the result of strong North American pass sales growth for the 2017/2018 North American ski season, improved operating results at Whistler Blackcomb and incremental operations of Stowe (acquired in June 2017). Our results across all lines of business at our western U.S. resorts for the nine months ended April 30, 2018 compared to the same period in the prior year were impacted by challenging ski conditions as a result of historically low snowfall for much of the ski season, although conditions progressively improved during the third quarter of fiscal 2018. Total skier visitation increased 2.4%, which was primarily the result of incremental skier visitation at Stowe and an increase in skier visitation at Whistler Blackcomb, partially offset by lower visitation to our western U.S. resorts. Additionally, we recorded

$7.0 million and $8.0 million of acquisition and integration related expenses for the nine months ended April 30, 2018 and 2017, respectively.

Lift revenue increased $60.8 million, or 7.6%, primarily due to an increase in pass revenue and incremental revenue from Stowe. Pass revenue increased 17.6%, which was driven by a combination of an increase in both pricing and units sold and was also favorably impacted by increased pass sales to Destination guests. Non-pass revenue was flat, which was primarily the result of incremental non-pass revenue from Stowe and an increase in non-pass revenue from Whistler Blackcomb, offset by a decrease in non-pass skier visitation to our western U.S. resorts. Total ETP increased $3.49, or 5.1%, due to price increases in both our lift ticket and season pass products and slightly lower average visitation by season pass holders during the nine months ended April 30, 2018 compared to the same period in the prior year.

Ski school revenue increased $12.1 million, or 7.0%, primarily as a result of an increase in revenue at Whistler Blackcomb and incremental revenue from Stowe.

Dining revenue increased $9.5 million, or 7.2%, primarily due to incremental revenue from Stowe, as well as increased revenue from Whistler Blackcomb, reflecting a full quarter of operations for the three months ended October 31, 2017, as compared to the prior year period which included operations from the date of acquisition, October 17, 2016, through April 30, 2017. However, these increases were partially offset by lower revenue at our western U.S. resorts, which experienced delays in the opening of certain on-mountain dining venues as a result of challenging weather conditions for much of the 2017/2018 North American ski season.

Retail/rental revenue increased a total of $3.2 million, or 1.2%, of which rental revenue increased $2.5 million, or 3.0%, and retail revenue increased $0.7 million, or 0.4%. The increase in both rental and retail revenue was primarily due to an increase in revenue at Whistler Blackcomb and incremental revenue from Stowe, partially offset by decreased revenue at stores proximate to our western U.S. resorts and other city stores.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. Other revenue increased $19.9 million, or 16.9%, compared to the same period in the prior year, primarily attributable to incremental summer activities and events revenue at Whistler Blackcomb and the inclusion of Stowe operations.

Operating expense increased $72.7 million, or 8.4%, which was primarily attributable to the inclusion of Stowe operations and incremental operating expenses from Whistler Blackcomb as a result of reflecting a full quarter of operations for the three months ended October 31, 2017, as compared to the prior year period which included operations from the date of acquisition, October 17, 2016, through April 30, 2017.

Labor and labor-related benefits increased 9.5% primarily due to incremental expense from Stowe and Whistler Blackcomb, normal annual wage adjustments and increased staffing levels at Perisher during the three months ended October 31, 2017 to support higher visitation, partially offset by lower estimated performance-based variable compensation. Resort related fees increased 5.6% primarily due to higher revenue on which those fees are based, including incremental expenses from Stowe. General and administrative expense increased 5.7% primarily due to incremental expenses from Stowe, as well as higher corporate overhead costs, partially offset by lower estimated performance-based variable compensation. Other expense increased 14.0% due to incremental expenses from Whistler Blackcomb and Stowe, as well as increases in utilities expense (related to increased snowmaking operations), repairs and maintenance expense and food and beverage cost of sales commensurate with increases in dining revenue, partially offset by a reduction of acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2018 compared to the three months ended April 30, 2017
Lodging segment operating results for the three months ended April 30, 2018 and 2017 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Lodging net revenue:
Owned hotel rooms	$12,518	$12,494	0.2%
Managed condominium rooms	24,604	23,907	2.9%
Dining	8,660	9,324	(7.1)%
Transportation	8,164	8,611	(5.2)%
Other	11,074	10,820	2.3%
	65,020	65,156	(0.2)%
Payroll cost reimbursements	3,807	3,445	10.5%
Total Lodging net revenue	68,827	68,601	0.3%
Lodging operating expense:
Labor and labor-related benefits	27,318	27,204	0.4%
General and administrative	9,708	9,848	(1.4)%
Other	17,519	17,400	0.7%
	54,545	54,452	0.2%
Reimbursed payroll costs	3,807	3,445	10.5%
Total Lodging operating expense	58,352	57,897	0.8%
Lodging Reported EBITDA	$10,475	$10,704	(2.1)%

Owned hotel statistics:
ADR	$291.94	$294.75	(1.0)%
RevPAR	$198.97	$200.94	(1.0)%
Managed condominium statistics:
ADR	$428.57	$428.83	(0.1)%
RevPAR	$185.54	$183.08	1.3%
Owned hotel and managed condominium statistics (combined):
ADR	$389.90	$389.94	—%
RevPAR	$188.23	$186.72	0.8%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended April 30, 2018 and 2017.

Lodging Reported EBITDA decreased $0.2 million, or 2.1%. Revenue from managed condominium rooms increased $0.7 million, or 2.9%, primarily due to an increase in visitation at our managed lodging properties proximate to our Colorado mountain resorts and Park City. Dining revenue decreased $0.7 million, or 7.1%, primarily due to decreased revenue at our Colorado and Park City lodging properties. Transportation revenue decreased $0.4 million, or 5.2%, primarily due to decreased passenger volume. Other revenue increased $0.3 million, or 2.3%, primarily due to increases in spa revenue and conference services revenue.

Operating expense (excluding reimbursed payroll costs) was relatively flat as compared to the prior year period, with an increase of 0.2%. General and administrative expenses decreased 1.4% due to lower corporate overhead costs.

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

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017
Lodging segment operating results for the nine months ended April 30, 2018 and 2017 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Lodging net revenue:
Owned hotel rooms	$43,506	$42,559	2.2%
Managed condominium rooms	58,133	55,417	4.9%
Dining	32,409	33,384	(2.9)%
Transportation	18,177	19,428	(6.4)%
Golf	8,903	8,921	(0.2)%
Other	32,626	31,806	2.6%
	193,754	191,515	1.2%
Payroll cost reimbursements	10,701	10,372	3.2%
Total Lodging net revenue	204,455	201,887	1.3%
Lodging operating expense:
Labor and labor-related benefits	86,966	84,515	2.9%
General and administrative	29,374	29,360	—%
Other	58,916	57,413	2.6%
	175,256	171,288	2.3%
Reimbursed payroll costs	10,701	10,372	3.2%
Total Lodging operating expense	185,957	181,660	2.4%
Lodging Reported EBITDA	$18,498	$20,227	(8.5)%

Owned hotel statistics:
ADR	$257.27	$254.29	1.2%
RevPAR	$175.73	$168.45	4.3%
Managed condominium statistics:
ADR	$369.54	$382.35	(3.4)%
RevPAR	$135.12	$134.38	0.6%
Owned hotel and managed condominium statistics (combined):
ADR	$327.86	$332.33	(1.3)%
RevPAR	$144.87	$143.03	1.3%

Lodging Reported EBITDA includes $2.4 million of stock-based compensation expense for both the nine months ended April 30, 2018 and 2017.

Lodging Reported EBITDA decreased $1.7 million, or 8.5%, primarily due to reductions in operating results from CME.

Revenue from owned hotel rooms increased $0.9 million, or 2.2%, primarily due to an increase in occupancy at Flagg Ranch, which incurred an early closure in the prior fiscal year period as a result of a forest fire in Grand Teton National Park, as well as an increase in revenue at GTLC, partially offset by decreased revenue at our owned Colorado lodging properties as a result of lower winter visitation. Revenue from managed condominium rooms increased $2.7 million, or 4.9%, primarily due to increased revenue at our Colorado managed properties primarily as a result of increased occupancy and incremental revenue from Whistler Blackcomb.

Dining revenue decreased $1.0 million, or 2.9%, primarily due to the closure of a dining outlet and decreased dining revenue generated at our Colorado lodging properties, partially offset by an increase in revenue at Flagg Ranch. Transportation revenue decreased $1.3 million, or 6.4%, primarily due to decreased passenger volume. Other revenue increased $0.8 million, or 2.6%, primarily due to increases in conference services revenue and ancillary revenue.

Operating expense (excluding reimbursed payroll costs) increased 2.3%. Labor and labor-related benefits increased 2.9%, primarily resulting from incremental expenses from Whistler Blackcomb, normal annual wage increases and higher labor expense for Flagg Ranch, which was closed for a portion of the prior year period, partially offset by lower estimated performance-based variable compensation. Other expense increased 2.6%, primarily due to increases in variable operating expenses, as well as an increase in property taxes.

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

Real Estate Segment

Three months ended April 30, 2018 compared to the three months ended April 30, 2017
Real Estate segment operating results for the three months ended April 30, 2018 and 2017 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Total Real Estate net revenue	$3,140	$4,870	(35.5)%
Real Estate operating expense:
Cost of sales (including sales commission)	3,456	4,281	(19.3)%
Other, net	(4,053)	5,537	(173.2)%
Total Real Estate operating expense	(597)	9,818	(106.1)%
Real Estate Reported EBITDA	$3,737	$(4,948)	175.5%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense, gain on sale of real property and Real Estate Reported EBITDA.

Three months ended April 30, 2018
During the three months ended April 30, 2018, we closed on the sale of a development land parcel for $3.0 million which was recorded within Real Estate net revenue.

Other, net operating expense included the recognition of a $5.5 million benefit (non-cash in the current period) related to a legal settlement in fiscal 2015 for which cash proceeds were received and established as a liability for estimated future remediation costs of a construction development. All known items have been remediated and, based on continued monitoring, the Company has concluded that the need for further remediation is remote. Additionally, other, net operating expense included general and administrative costs, such as labor and labor-related benefits, professional services expense and allocated corporate costs.

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

Operating expense for the three months ended April 30, 2017 included cost of sales of $4.0 million resulting from the closing of two condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,060). The cost per square foot for this project reflects the high-end features and amenities and high construction costs associated with mountain resort development. Additionally, sales commissions of approximately $0.3 million were incurred commensurate with revenue recognized. Other, net operating expense of $5.5 million for the three months ended April 30, 2017 was primarily comprised of general and administrative costs, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other, net operating expense is a $4.3 million one-time non-cash charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity. This obligation was settled through a cash payment to the Town of Vail during the third quarter of fiscal 2018.

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017
Real Estate segment operating results for the nine months ended April 30, 2018 and 2017 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2018	2017
Total Real Estate net revenue	$3,910	$10,181	(61.6)%
Real Estate operating expense:
Cost of sales (including sales commission)	3,967	8,877	(55.3)%
Other, net	(1,666)	8,267	(120.2)%
Total Real Estate operating expense	2,301	17,144	(86.6)%
Gain on sale of real property	515	6,466	(92.0)%
Real Estate Reported EBITDA	$2,124	$(497)	527.4%

Nine months ended April 30, 2018
During the nine months ended April 30, 2018, we closed on the sales of development land parcels for $3.5 million which were recorded within Real Estate net revenue.

Other, net operating expense included the recognition of a $5.5 million benefit (non-cash in the current period) related to a legal settlement in fiscal 2015 for which cash proceeds were received and established as a liability for estimated future remediation costs of a construction development. All known items have been remediated and, based on continued monitoring, the Company has concluded that the need for further remediation is remote. Additionally, other, net operating expense included general and administrative costs, such as labor and labor-related benefits and allocated corporate costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.5 million for the sale of a land parcel.

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

Operating expense for the nine months ended April 30, 2017 included cost of sales of $8.2 million resulting from the closing of three condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,143) and two condominium units at One Ski Hill Place (average cost per square foot of $838). Additionally, sales commissions of approximately $0.6 million were incurred commensurate with revenue recognized. Other, net operating expense of $8.3 million for the nine months ended April 30, 2017 was primarily comprised of general and administrative costs, which includes marketing expense for the real estate available for sale (including those units that have not yet closed), carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits and allocated corporate costs. In addition, included in other, net operating expense is a $4.3 million one-time non-cash charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity. This obligation was settled through a cash payment to the Town of Vail during the third quarter of fiscal 2018.

Other Items

In addition to segment operating results, the following material items contribute to our overall financial position (in thousands).

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2018	2017		2018	2017
Depreciation and amortization	$(54,104)	$(50,029)	8.1%	$(154,132)	$(140,236)	9.9%
Investment income and other, net	$736	$210	250.5%	$1,516	$5,881	(74.2)%
Foreign currency loss on intercompany loans	$(9,502)	$(9,065)	4.8%	$(6,511)	$(3,899)	67.0%
Interest expense, net	$(15,648)	$(14,248)	9.8%	$(46,795)	$(40,426)	15.8%
(Provision) benefit from income taxes	$(71,896)	$(100,635)	(28.6)%	$17,914	$(151,933)	(111.8)%
Effective tax rate (provision) benefit	(20.9)%	(33.8)%	(12.9 pts)	3.8%	(34.1)%	(37.9 pts)

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2018 increased $4.1 million and $13.9 million, respectively, compared to the same period in the prior year, primarily due to ongoing depreciation and amortization related to assets acquired in the Whistler Blackcomb and Stowe acquisitions.

Investment income and other, net. Investment income and other, net for nine months ended April 30, 2017 included a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition, a $0.9 million gain recorded for the sale of a lodging property and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that we held prior to the acquisition. As a result, investment income and other, net for the nine months ended April 30, 2018 decreased $4.4 million compared to the same period in the prior year.

Foreign currency loss on intercompany loans.  Foreign currency loss on intercompany loans for the three and nine months ended April 30, 2018 increased $0.4 million and $2.6 million, respectively, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and nine months ended April 30, 2018 increased $1.4 million and $6.4 million, respectively, compared to the same period in the prior year, primarily due to interest expense associated with term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million, which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition, as well as the Whistler Credit Agreement, which was assumed as part of the Whistler Blackcomb acquisition and had $31.2 million (C$40.0 million) outstanding as of April 30, 2018.

(Provision) benefit from income taxes. The effective tax rate (provision) benefit for the three and nine months ended April 30, 2018 was (20.9%) and 3.8%, respectively, compared to (33.8%) and (34.1%), respectively, for the three and nine months ended April 30, 2017. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items, taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income (loss) and the amount of net income attributable to noncontrolling interests. The decrease in the effective tax rate for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 was primarily driven by the Tax Act and excess tax benefits from employee share awards that were exercised as further discussed below.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $64.6 million on our Consolidated Condensed Statements of Operations for the nine months ended April 30, 2018. Due to the reduction in the federal corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the effective date of the Tax Act using the reduced statutory federal corporate income tax rate. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $71.0 million which was recognized as a discrete item and was recorded within (provision) benefit from income taxes on our Consolidated Condensed Statement of Operations during the nine months ended April 30, 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax. The Transition Tax was estimated to be approximately $6.4 million and was recorded during the nine months ended April 30, 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur not later than the second quarter of fiscal 2019, as permitted by the SEC.

Additionally, the decrease in the effective tax rate during the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 was also due to excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which were recorded within (provision) benefit from income taxes during the three and nine months ended April 30, 2018 as a result of new accounting guidance that was adopted prospectively as of August 1, 2017. The new guidance requires excess tax benefits to be recorded in the period realized as a discrete item within earnings rather than within equity. As a result of adopting this guidance, we recorded $1.4 million and $54.5 million, respectively, of excess tax benefits within (provision) benefit from income taxes on our Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2018.

Reconciliation of Segment Earnings and Net Debt

The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Mountain Reported EBITDA	$409,253	$381,291	$656,078	$623,654
Lodging Reported EBITDA	10,475	10,704	18,498	20,227
Resort Reported EBITDA	419,728	391,995	674,576	643,881
Real Estate Reported EBITDA	3,737	(4,948)	2,124	(497)
Total Reported EBITDA	423,465	387,047	676,700	643,384
Depreciation and amortization	(54,104)	(50,029)	(154,132)	(140,236)
Loss on disposal of fixed assets and other, net	(3,230)	(1,924)	(2,125)	(4,705)
Change in estimated fair value of contingent consideration	2,454	(14,500)	2,454	(15,100)
Investment income and other, net	736	210	1,516	5,881
Foreign currency loss on intercompany loans	(9,502)	(9,065)	(6,511)	(3,899)
Interest expense, net	(15,648)	(14,248)	(46,795)	(40,426)
Income before (provision) benefit from income taxes	344,171	297,491	471,107	444,899
(Provision) benefit from income taxes	(71,896)	(100,635)	17,914	(151,933)
Net income	272,275	196,856	489,021	292,966
Net income attributable to noncontrolling interests	(16,023)	(15,749)	(25,463)	(25,267)
Net income attributable to Vail Resorts, Inc.	$256,252	$181,107	$463,558	$267,699

The following table reconciles Net Debt to long-term debt, net (in thousands):

	April 30,
	2018	2017
Long-term debt, net	$1,078,005	$1,168,210
Long-term debt due within one year	38,444	38,386
Total debt	1,116,449	1,206,596
Less: cash and cash equivalents	181,597	195,818
Net Debt	$934,852	$1,010,778

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2018 and 2017 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2018	2017
Net cash provided by operating activities	$583,312	$494,197
Net cash used in investing activities	$(100,582)	$(609,949)
Net cash (used in) provided by financing activities	$(413,943)	$244,753

Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and Urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017
We generated $583.3 million of cash from operating activities during the nine months ended April 30, 2018, an increase of $89.1 million compared to $494.2 million of cash generated during the nine months ended April 30, 2017. The increase in operating cash flows was primarily attributable to improved Mountain segment operating results during the nine months ended April 30, 2018 compared to the prior year. Additionally, the increase in operating cash flows was a result of an increase in accounts payable and a decrease in estimated tax payments primarily as a result of an increase in excess tax benefits from employee share awards that vested (restricted stock awards) or were exercised (stock appreciation awards), as applicable, during the nine months ended April 30, 2018. These increases were partially offset by an increase in cash interest payments during the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017, from incremental term loan borrowings under our Vail Holdings Credit Agreement and borrowings under the Whistler Credit Agreement. Additionally, we generated $3.3 million of proceeds from real estate development land parcel sales during the nine months ended April 30, 2018 compared to $8.9 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in the nine months ended April 30, 2017.

Cash used in investing activities for the nine months ended April 30, 2018 decreased by $509.4 million, primarily due to cash payments related to the acquisition of Whistler Blackcomb during the nine months ended April 30, 2017 of $512.3 million, net of cash acquired, and a decrease in capital expenditures of $5.5 million during the nine months ended April 30, 2018 compared to the nine months ended April 30, 2017, partially offset by a reduction in cash received from the sale of real property.

Cash used in financing activities increased $658.7 million during the nine months ended April 30, 2018, compared to the nine months ended April 30, 2017, primarily due to the reduction of net proceeds from borrowings under our Vail Holdings Credit Agreement during the nine months ended April 30, 2017, which was used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition. Additionally, dividends paid increased $40.6 million during the nine months ended April 30, 2018, compared to April 30, 2017, and cash payments for employee taxes related to exercises of share awards increased $57.8 million. Due to the adoption of revised accounting guidance as discussed below, there was an elimination of excess tax benefits related to employee share awards of $9.5 million recorded within financing activities, with a corresponding increase in operating activities, which resulted in a decrease of $9.5 million in financing activities and an increase of $9.5 million in operating activities during the nine months ended April 30, 2018, compared to April 30, 2017.

Effect of Adoption of Revised Accounting Guidance and U.S. Tax Reform
As a result of the adoption of revised accounting guidance related to employee stock based compensation, we prospectively presented, beginning August 1, 2017, excess tax benefits from the vesting or exercise of employee awards, as applicable, as operating activities on our Consolidated Condensed Statement of Cash Flows for the nine months ended April 30, 2018. Additionally, as of August 1, 2017, we retrospectively presented cash paid to taxing authorities on an employee’s behalf as financing activities on our Consolidated Condensed Statements of Cash Flows, which resulted in a $15.9 million decrease to cash provided by financing activities with a corresponding increase to cash provided by operating activities for the nine months ended April 30, 2017, as shown below (in thousands).

	Nine Months Ended April 30, 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$478,313	$15,884	$494,197
Cash flows used in investing activities (no change)	(609,949)	—	(609,949)
Cash flows provided by financing activities	260,637	(15,884)	244,753
Effect of exchange rate changes (no change)	(1,080)	—	(1,080)
Net increase in cash and cash equivalents (no change)	$127,921	$—	$127,921
The adoption of this revised accounting guidance did not have an impact on our total cash flows for the nine months ended April 30, 2018 or 2017.

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

Significant Sources of Cash
We had $181.6 million of cash and cash equivalents as of April 30, 2018, compared to $195.8 million as of April 30, 2017. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

As of April 30, 2018, we had $331.3 million available under the revolver component of our Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $68.7 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$259.1 million ($201.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($233.7 million) less outstanding borrowings of C$40.0 million ($31.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. We believe the Vail Holdings Credit Agreement, which matures in October 2021, provides adequate flexibility and is priced favorably with any new borrowings currently priced at LIBOR plus 1.125%.

Significant Uses of Cash
The following section identifying our “Significant Uses of Cash” excludes the consideration of purchase price, operating expense or capital expenditures associated with our June 4, 2018 announcement for the pending acquisitions of Okemo Mountain Resort, Crested Butte Mountain Resort, Mount Sunapee Resort and Stevens Pass Resort as the acquisitions are subject to third party approvals.

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

Approximately $19.0 million has been spent for capital expenditures in calendar year 2018 as of April 30, 2018, leaving approximately $148.0 million to spend in the remainder of calendar year 2018, including anticipated investments for U.S. summer related activities, one-time integration related capital expenditures and capital investments associated with third party reimbursements.

We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
Principal payments on the majority of our long-term debt ($994.9 million of the total $1,120.0 million debt outstanding as of April 30, 2018) are not due until fiscal 2022 and beyond. As of April 30, 2018 and 2017, total long-term debt, net (including long-term debt due within one year) was $1,116.4 million and $1,206.6 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,010.8 million as of April 30, 2017 to $934.9 million as of April 30, 2018, primarily due to a reduction in the borrowings outstanding under the term loan of our Vail Holdings Credit Agreement and an increase in cash and cash equivalents. In addition, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date of our Whistler Credit Agreement to November 2022 during the nine months ended April 30, 2018. There were no other changes to the terms of the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $777.5 million of variable-rate debt outstanding as of April 30, 2018. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2018, our Board of Directors approved a 40% increase to our quarterly cash dividend to $1.47 per share (or approximately $59.4 million per quarter based upon shares outstanding as of April 30, 2018). For the nine months ended April 30, 2018, we paid cash dividends of $3.576 per share ($144.7 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the nine months ended April 30, 2018, we repurchased 115,422 Vail Shares at a total cost of $25.8 million. During the nine months ended April 30, 2017, we repurchased 1,317 Vail Shares at a total cost of $0.2 million. Since inception of this stock repurchase program through April 30, 2018, we have repurchased 5,551,716 Vail Shares at a cost of approximately $273.0 million. As of April 30, 2018, 1,948,284 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2018. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2018. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks of delay associated with governmental and third party approvals of the pending Triple Peaks and Stevens Pass Resort transactions;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•	our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Whistler Blackcomb, Stowe or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars;

•	changes in accounting judgments and estimates, tax law, accounting principles, policies or guidelines or adverse determinations by taxing authorities; and

•	a materially adverse change in our financial condition.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A “Risk Factors” of the Form 10-K and our Form 10-Q for the quarter ended January 31, 2018. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At April 30, 2018, we had $777.5 million of variable rate indebtedness, representing approximately 69.4% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2018 of 2.9% and 2.7%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2018, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses, and foreign currency loss on intercompany loans recognized, in comprehensive income (in thousands).

	Nine Months Ended April 30,
	2018	2017
Foreign currency translation adjustments, net of tax	$(44,417)	$(47,452)
Foreign currency loss on intercompany loans	$(6,511)	$(3,899)

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 28, 2017, as of and for the year ended July 31, 2017, and in our Quarterly Report on Form 10-Q, filed with the SEC on March 8, 2018, as of and for the quarter ended January 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of April 30, 2018, 57,852 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2018 - February 28, 2018	—	$—	—	2,063,706
March 1, 2018 - March 31, 2018	115,422	223.51	115,422	1,948,284
April 1, 2018 - April 30, 2018	—	—	—	1,948,284
Total	115,422	$223.51	115,422	1,948,284

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 shares of common stock (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 additional shares (July 16, 2008) and 1,500,000 shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 shares. As of April 30, 2018, 1,948,284 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Fourth Amendment to Seventh Amended and Restated Credit Agreement, dated as of April 13, 2018, by and among Vail Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the Lenders named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2018, July 31, 2017, and April 30, 2017; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2018 and 2017; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2018 and 2017; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended April 30, 2018 and 2017; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2018 and 2017; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 7, 2018	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 7, 2018	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)