Form 10-K
period 2018-07-31
VAIL RESORTS INC
filed 2018-09-28
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $218.56 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,752,330,929.
As of September 24, 2018, 40,475,511 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2018 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

FORWARD-LOOKING STATEMENTS
Except for any historical information contained herein, the matters discussed or incorporated by reference in this Annual Report on Form 10-K (this “Form 10-K”) contain certain forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, available as of the date hereof which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our contemplated future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•	unfavorable weather conditions or the impact of natural disasters;

•	risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data;

•	risks related to cyber-attacks;

•
willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options and changing consumer preferences;

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	the high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products and services effectively;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Okemo, Crested Butte, Stevens Pass, Mt. Sunapee or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars;

•	changes in accounting judgments and estimates, accounting principles, policies or guidelines or adverse determinations by taxing authorities;

•	risks associated with uncertainty of the impact of recently enacted tax reform legislation in the United States;

•	a materially adverse change in our financial condition; and

•	other risks and uncertainties included under Part I, Item 1A,”Risk Factors” in this document.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A, “Risk Factors” of this Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.	BUSINESS
General
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 85.6%, 14.2% and 0.2%, respectively, of our net revenue for our fiscal year ended July 31, 2018 (“Fiscal 2018”).

As of July 31, 2018, our Mountain segment operates eleven world-class mountain resort properties and three urban ski areas, as well as ancillary services, primarily including:

•	ski school,

•	dining, and

•	retail/rental operations.

On August 15, 2018, we closed on our acquisition of Stevens Pass Resort in the State of Washington, and on September 27, 2018, we closed on our acquisition of Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire. The operations of these four resorts will be reported in our Mountain segment. These four resorts are discussed in additional detail below as well as in Item 7, Management’s Discussion and Analysis.

Our Lodging segment includes the following:

•	owned and/or managed luxury hotels under our RockResorts brand, as well as other strategic lodging properties,

•	owned and/or managed condominiums located in proximity to our mountain resorts,

•	certain National Park Service (“NPS”) concessionaire properties, including Grand Teton Lodge Company (“GTLC”), which operates destination resorts at Grand Teton National Park,

•	a Colorado resort ground transportation company, and

•	Mountain resort golf courses.

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

Mountain Segment
Our portfolio of world-class mountain resorts and urban ski areas includes:

WHISTLER BLACKCOMB
STEVENS PASS*
AFTON ALPS
STOWE
MOUNT SUNAPEE*
NORTHSTAR
HEAVENLY
KIRKWOOD
PARK CITY
BEAVER CREEK
VAIL
KEYSTONE
BRECKENRIDGE
CRESTED BUTTE*
MT. BRIGHTON
WILMOT
OKEMO*
PERISHER

*Denotes a mountain resort that was acquired subsequent to Fiscal 2018 and is therefore not included in the consolidated financial results of the Company as of or for the year ended July 31, 2018.
United States
Colorado and Utah Resorts (Rocky Mountain Region)

•
Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2017/2018 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.

•
Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the U.S. for the 2017/2018 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•
Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2017/2018 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

•
Keystone Resort (“Keystone”) - the fourth most visited mountain resort in the U.S. for the 2017/2018 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the ninth most visited mountain resort in the U.S. for the 2017/2018 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.

•
Crested Butte Mountain Resort (“Crested Butte”) -  acquired in September 2018, Crested Butte is located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.

Lake Tahoe Resorts

•
Heavenly Mountain Resort (“Heavenly”) - the tenth most visited mountain resort in the U.S. for the 2017/2018 ski season. Heavenly is located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - Northstar, located near the North Shore of Lake Tahoe, is the premier luxury mountain resort destination near Lake Tahoe which offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.

•
Kirkwood Mountain Resort (“Kirkwood”) - located about 35 miles southwest of South Lake Tahoe, offering a unique location atop the Sierra Crest. Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

Northeast Resorts

•
Stowe Mountain Resort (“Stowe”) - acquired in June 2017, Stowe is a premier mountain resort located in Northern Vermont which offers high-end lodging and dining options. The mountain offers 116 trails on 485 skiable acres, with a variety of terrain for skiers of all skill levels.

•
Okemo Mountain Resort (“Okemo”) - acquired in September 2018, Okemo is located in southern Vermont, approximately three hours from Boston and four hours from New York City, and has developed a reputation for superior guest service, snow quality, grooming, terrain parks and family programs. Okemo offers 667 acres of skiable terrain with the most vertical feet of skiing in southern Vermont.

•
Mount Sunapee Resort - (“Mount Sunapee”) - acquired in September 2018, Mount Sunapee is the premier ski area in southern New Hampshire, located approximately 90 minutes from Boston. Mount Sunapee is a family-focused ski area overlooking Lake Sunapee, with excellent snowmaking and grooming across its 230 skiable acres with a variety of terrain for skiers of all skill levels, including four terrain parks.

Pacific Northwest Resort

•
Stevens Pass Resort (“Stevens Pass”) - acquired in August 2018, Stevens Pass is located less than 85 miles from Seattle and sits on the crest of Washington State’s Cascade Range. Stevens Pass offers 1,125 acres of skiable terrain, including 52 runs and numerous bowls, glades and faces.

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

International Resorts

•
Whistler Blackcomb (“Whistler Blackcomb”) - acquired in October 2016 and located in the Coast Mountains of British Columbia, Canada, approximately 85 miles from the Vancouver International Airport, Whistler Blackcomb is the most visited and largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 acres of terrain, 14 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.

•
Perisher Ski Resort (“Perisher”) - located in New South Wales, Australia. Perisher provides accessibility, significant lodging and the market’s most skiable acreage for the country’s largest cities, including Sydney, Melbourne, Adelaide, Canberra and Brisbane. Perisher offers over 3,000 skiable acres on seven peaks and includes the resort areas known as Perisher Valley, Smiggin Holes, Blue Cow and Guthega, along with ski school, lodging, food and beverage, retail/rental and transportation operations.

Our resorts in Colorado, Utah, Lake Tahoe, Vermont, New Hampshire, Washington State and British Columbia, Canada are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. Our resorts offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slides, mountain coasters, children’s activities and other recreational activities.

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

Ski Industry/Competition
There are approximately 770 ski areas in North America and approximately 470 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. We have a large presence in the Rocky Mountain region and the Lake Tahoe region, and also operate resorts in the Pacific Northwest and Northeast. During the 2017/2018 North American ski season, combined skier visits for all ski areas in North America were approximately 72.7 million. Our North American mountain resorts and urban ski areas, owned as of July 31, 2018, had approximately 11.5 million skier visits during the 2017/2018 ski season representing approximately 15.8% of North American skier visits.

Our Rocky Mountain region mountain resorts appeal to both day skiers and destination guests due to our Colorado resorts’ proximity to Colorado’s Front Range (Denver, Colorado Springs and Boulder) metropolitan areas and Park City’s proximity to the Salt Lake City metropolitan area. The Colorado Front Range has a population of approximately 4.8 million and is within approximately 100 miles from each of our Colorado resorts along the I-70 corridor, a major interstate highway. Additionally, the Salt Lake City metropolitan area has a population of approximately 1.2 million and is approximately 30 miles from Park City. These resorts are also accessible from several airports, including Denver International Airport and Eagle County Airport in Colorado and the Salt Lake City International Airport in Utah and have a wide range of amenities available at each resort, as well as within the proximate base areas, villages and towns.

Lake Tahoe, which straddles the border of California and Nevada, is a major skiing destination less than 100 miles from Sacramento and Reno and approximately 200 miles from San Francisco, drawing skiers from the entirety of California and Nevada and making it a convenient destination for both day skiers and destination guests.

There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts in North America for over 35 years, which has and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Squaw Valley USA, Killington, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, Southwest and British Columbia, Canada, and other destination ski areas in North America and worldwide as well as non-ski related vacation options and destinations. Additionally, our season pass products compete with other multi-resort frequency and pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.

The ski industry statistics stated in this section have been derived from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2017/2018 (the “Kottke Survey”) and other industry publications.

Our Competitive Strengths
Our premier resorts and business model differentiate our Company from the rest of the ski industry. We have iconic, branded mountain resorts in important ski destinations in Colorado, Utah, Lake Tahoe, the Northeast and the Pacific Northwest, including British Columbia, Canada. Through our sales of season passes, we provide our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability by enabling customers to access our network of resorts with our season pass products. Most of our mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (six of the top ten for the 2017/2018 U.S. ski season), and most of our mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our mountain resorts’ ability to provide a high-quality experience.

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
Our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada receive average annual snowfall between 20 and 39 feet. Average annual snowfall in Australia is significantly lower than at North American ski resorts. However, Perisher generally receives higher average annual snowfall compared to other Australian alpine ski resorts, which is due to its location in the Australian Alps and the elevation of its terrain. Even in these areas which receive abundant snowfall, we have invested in significant snowmaking systems that help provide a more consistent experience, especially in the early season. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed several high speed chairlifts and gondolas across our mountain resorts, including new high speed, six-passenger chairlift replacements for each of the Northwoods lift at Vail Mountain, the Peak 10 Falcon SuperChair at Breckenridge and the Montezuma lift at Keystone; a new high speed, four person chair replacement for the Drink of Water chair at Beaver Creek; a high speed quad replacement for the Sun Up chairlift at Vail Mountain; several chairlifts at Wilmot and an eight-passenger gondola connecting Park City and Canyons. For the 2018/2019 ski season, upgrades to various chairlifts include, among other projects, a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola; upgrading the four-person Emerald express chairlift to a high speed six-person chairlift on Whistler Mountain; upgrading the three-person fixed grip Catskinner chairlift to a four-person high speed lift at Blackcomb Mountain; upgrading the fixed grip High Meadow chair to a four person high speed lift at the Canyons area of Park City; replacing the Galaxy two-person chairlift with a three-person chairlift at Heavenly and upgrading the Leichhardt T-bar to a four-person chairlift at Perisher.

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
Our focus is to provide quality service at every level of the guest experience. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, in-house travel center and through our comprehensive websites to book desired lodging accommodations, lift tickets, ski school lessons, equipment rentals and travel arrangements. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer-focused environment. In addition, we offer guests what we believe is the industry-leading EpicMix application. EpicMix is an online and mobile application that, through radio frequency technology, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity) and allows a guest to share his or her experience and accomplishments with family and friends on social networks. Since the initial launch of our EpicMix technology, we have expanded EpicMix to include additional offerings such as EpicMix Time, which allows guests to access real time lift line wait times; EpicMix Academy, which allows our ski school instructors to certify the attainment of certain skills and ski levels; EpicMix Photo, which provides professional photos and allows guests to share photos on social networks; and EpicMix Guide, which uses guest input to provide a customized, step-by-step navigational guide to experience our mountains. Additionally, we introduced the world’s first digital mountain assistant (“EMMA”), which uses artificial intelligence and natural language processing to offer information on everything from grooming, lift line wait times and parking, in addition to recommendations on rentals, lessons and dining options.

We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities.

•	Season Pass Products
We offer a variety of season pass products for all of our mountain resorts and urban ski areas that are marketed towards both out-of-state and international (“Destination”) guests and in-state and local (“Local”) guests. Our season pass products are available for purchase predominately during the period prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our resorts before the season begins. As such, our season pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our season pass customers typically ski more days each season than those guests who do not buy season passes, which leads to additional ancillary spending. Season pass products generated approximately 47% of our total lift revenue for Fiscal 2018. In addition, our season pass products attract new guests to our mountain resorts and urban ski areas. Sales of season pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our mountain resorts and urban ski areas. Our season pass products range from providing access to one or a combination of our mountain resorts and urban ski areas to our Epic Pass which provides unrestricted and unlimited access to all our mountain resorts and urban ski areas. All of our various season pass options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive season pass sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. Whistler Blackcomb, acquired in October 2016, is a world-renowned international skiing destination which receives more than two million skier visits each year. Stevens Pass in Washington State, acquired in August 2018, receives approximately half a million skier visits each year and is located 85 miles from Seattle and 250 miles from Whistler Blackcomb. We have made strategic acquisitions of mountain resorts located in the Northeast U.S. recently, including Okemo in Vermont (acquired in September 2018), Mount Sunapee in New Hampshire (acquired in September 2018) and Stowe in Vermont (acquired in June 2017). These resorts are premier, high-end ski resorts for skiers and snowboarders on the East Coast, which draw visitors from New York City, Boston and the broader Northeast skier population. In June 2015, we acquired Perisher in Australia, which is also an important international market for ski resorts across the Northern Hemisphere, generating an estimated more than one million skier visits annually to resorts in North America, Japan and Europe. Additionally, our urban ski areas are strategically positioned near key U.S. population centers; Wilmot in Wisconsin near the Chicago and Milwaukee metropolitan areas, Afton Alps in Minnesota near Minneapolis/St. Paul and Mt. Brighton in Michigan near Detroit. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including popular night skiing, or on the weekends. These cities offer major airports with routine direct flights to Denver, San Francisco, Salt Lake City and Vancouver. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort and Arapahoe Basin in Colorado, Hakuba Valley in Japan and Resorts of the Canadian Rockies in Canada, which further increases the value proposition of our season pass products.

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
Our resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We operate approximately 215 dining venues at our mountain resorts and urban ski areas.

•	Retail/Rental
We have approximately 290 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. In addition to providing a major retail/rental presence at each of our mountain resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado and California ski resorts, as well as the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer prime venues for selling our season pass products.

•	On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides; mountain biking; horseback riding; guided hiking; 4x4 Jeep tours; and our Epic Discovery program which launched at both Vail Mountain and Heavenly in June 2016 and at Breckenridge in June 2017. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

•	Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned or managed hotels and resorts proximate to our mountain resorts, including six RockResorts branded properties and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. More recently, our real estate efforts have focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.

Lodging Segment

Our Lodging segment includes the following operations, which collectively offer a wide range of services to guests (additional property details provided in Item 2. Properties):

•	Owned and managed lodging properties, including those under our luxury hotel management company, RockResorts;

•	Managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont and British Columbia, Canada;

•	Two NPS concessionaire properties in and near Grand Teton National Park in Wyoming;

•	a resort ground transportation company in Colorado; and

•
Company-owned mountain resort golf courses including five in Colorado, one in Wyoming and two in Vermont, as well as two Company-operated mountain golf courses; one in Lake Tahoe, California and one in Park City, Utah.

The Lodging segment currently includes approximately 5,400 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resorts in premier destination locations.

In addition to our portfolio of owned or managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, which represents the first point of contact with many of our guests when they arrive by air to Colorado. We offer year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne).

Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 736,000 rooms at approximately 2,200 properties in the U.S. as of July 2018. For Fiscal 2018, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our mountain resorts, had an overall ADR of $250.50 a paid occupancy rate of 69.2% and revenue per available room (“RevPAR”) of $173.34, as compared to the upper upscale segment’s ADR of $184.43, a paid occupancy rate of 74.3% and RevPAR of $137.06. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

Competition
Competition in the hotel industry is generally based on quality and consistency of rooms, restaurants, meeting facilities and services, the attractiveness of locations, availability of a global distribution system and price. Our properties compete within their geographic markets with hotels and resorts that include locally-owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton, Starwood’s Luxury Collection and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:

•	All of our hotels are located in unique, highly desirable resort destinations;

•	Our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including two properties in our portfolio that are currently rated as AAA 4-Diamond;

•	Many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest’s vacation experience;

•
Each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains;

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

•
We have a central reservations system that leverages off of our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and

•
We actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts. Projects at our owned properties completed over the past several years include extensive refurbishments and upgrades to the Grand Summit Hotel, Colter Bay Village Cabins, and DoubleTree by Hilton Breckenridge. Additionally, we have completed guest room renovations at the Keystone Lodge and The Pines Lodge.

National Park Concessionaire Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a 15-year concessionaire agreement with the NPS that expires December 31, 2021. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a 15-year concessionaire agreement with the NPS that expires October 31, 2026. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from June through the end of September.

We primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining NPS concessionaire agreements. Four full-service concessionaires provide accommodations within Grand Teton National Park, including GTLC. GTLC offers three lodging options within Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities; Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 337 campsites and a 112-space RV park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC’s accommodations within Grand Teton National Park operate near full capacity during their operating season.

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

The principal activities of our Real Estate segment include the sale of land parcels to third-party developers and planning for future real estate development projects, including zoning and acquisition of applicable permits. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. We believe that, due to the low carrying cost of our real estate land investments, we are well situated to promote future projects with third-party developers while limiting our financial risk.

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

Our lodging business is also highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations). We actively promote our extensive conference facilities and have added more off-season activities to help offset the seasonality of our lodging business. Additionally, we operate ten golf courses: The Canyons Golf Course at Park City, The Beaver Creek Golf Club, The Keystone Ranch Golf Course, The River Course at Keystone, JHG&TC near Jackson, Wyoming, The Northstar Resort Golf Course, the Tom Fazio and Greg Norman courses at Red Sky Ranch near the Beaver Creek Resort and the Okemo Valley Golf Club and Tater Hill Golf Club in Vermont.

Environmental Stewardship and Social Responsibility
Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world’s greatest natural environments, and we are compelled to care for and conserve them. Through our corporate social responsibility and sustainability program, Epic Promise, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profit organizations. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. In 2017, we launched our Commitment to Zero, a pledge to have a net zero operating footprint by 2030. This commitment includes achieving zero net emissions by finding operational energy efficiencies and investing in renewable energy, zero waste to landfills by diverting 100 percent of waste from our operations and zero net operating impact to forests and wildlife habitat by restoring an acre of forest for every acre displaced by our operations.

As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 100 global and influential businesses which are committed to 100 percent renewable electricity. In addition, we have partnered with several organizations to help raise resources for local environmental programs, including The Nature Conservancy, the National Forest Foundation, The Tahoe Fund, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We encourage our employees to help protect the environment and support their local community with over 20,000 volunteer hours donated annually. Our charitable giving focuses on supporting education and youth programs, encouraging innovation in, and implementation of, environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Finally, our EpicPromise Foundation (the “Foundation”), which was established in 2015, is a private charitable foundation funded by annual contributions from the Company and its employees. The Foundation supports all Vail Resorts’ employees and their families via grants for emergency relief and scholarships. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.

Employees
At fiscal year end, we employed approximately 6,100 year-round employees. During the height of our most recent operating seasons, we employed approximately 27,200 additional seasonal employees. In addition, we employed approximately 400 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be good.

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

In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our mountain resorts and urban ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks. We believe our brands have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb® name and logo. The Company licenses the right to use the federally registered trademark Northstar California® from CLP Northstar, LLC.

Regulation and Legislation

U.S. Forest Service Resorts

Federal Regulation

The operations of Breckenridge, Vail Mountain, Keystone, Beaver Creek, Crested Butte, Stevens Pass, Heavenly and Kirkwood are conducted primarily on land under the jurisdiction of the Forest Service (collectively, the “Forest Service Resorts”). The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service’s authority to approve facilities primarily for year-round recreation. Under the 1986 Act, the Forest Service has the authority to review and approve the location, design and construction of improvements in the permit area and many operational matters.

Each individual national forest is required by the National Forest Management Act to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.

Special Use Permits

Each of the Forest Service Resorts operates under a SUP, and the acreage and expiration date information for each SUP is as follows:

Forest Service Resort	Acres	Expiration Date
Breckenridge	5,702	December 31, 2029
Vail Mountain	12,353	December 1, 2031
Keystone	8,376	December 31, 2032
Beaver Creek	3,849	November 8, 2039
Crested Butte	4,350	September 27, 2058
Stevens Pass	2,443	August 15, 2058
Heavenly	7,050	May 1, 2042
Kirkwood	2,330	March 1, 2052

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

Master Development Plans

The 1986 Act requires a Master Development Plan (“MDP”) for each ski area that is granted a SUP, and all improvements that we propose to make on National Forest System lands under any of our SUPs must be included in a MDP, which describes the existing and proposed facilities, developments and area of activity within the permit area. The MDPs are reviewed by the Forest Service for compliance with the Forest Plan and other applicable laws and, if found to be compliant, are accepted by the Forest Service. Notwithstanding acceptance by the Forest Service of the conceptual MDPs, individual projects still require separate applications and compliance with NEPA and other applicable laws before the Forest Service will approve such projects. We update or amend our MDPs for our Forest Service Resorts from time to time.

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

Although not governed by federal regulation, the Private Land Resorts may be governed by local laws and regulations. For example, specific projects and master development plans at Northstar require approval by Placer County, California. Additionally, a portion of Park City is part of the Canyons Specially Planned Area (“SPA”) pursuant to a Summit County, Utah ordinance adopted in 1998, and a Development Agreement and Master Development Plan with affected property owners, developers and the county, the most recent versions of which were adopted in 1999. Other land use within the SPA is within the jurisdiction of Summit County, Utah. Land use at Park City is within the jurisdiction of Summit County, Utah and Park City Municipal Corporation. The portions of the resort located within Park City Municipal Corporation are subject to a Development Agreement with the municipality, the most recent version of which was entered into in 1998.

Whistler Blackcomb

Whistler Blackcomb is made up of two mountains: Whistler Mountain and Blackcomb Mountain. Whistler Mountain and Blackcomb Mountain are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations. The relationship between Whistler Blackcomb and Her Majesty, the Queen in Right of British Columbia (the “Province”) is largely governed by Master Development Agreements (the “MDAs”) between the Province and Whistler Mountain Resort Limited Partnership (“Whistler LP”) with respect to Whistler Mountain, and between the Province and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”) with respect to Blackcomb Mountain. Together, Whistler LP and Blackcomb LP are referred to as the “Partnerships.”

The MDAs, which were entered into in February 2017, have a term of 60 years (expiring on February 23, 2077) and are replaceable for an additional 60 years by option exercisable by the Partnerships after the first 30 years of the initial term. In accordance with the MDAs, the Partnerships are obligated to pay annual fees to the Province at a percentage of gross revenues related to the operation of certain activities at Whistler Blackcomb.

The MDAs require that each of the mountains be developed, operated and maintained in accordance with its respective master plan, which contains requirements as to matters such as trail design and development, passenger lift development and environmental concerns. The MDAs grant a general license to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of the Whistler Blackcomb. The MDAs also provide for the granting of specific tenures of land owned by the Province to the Whistler LP or the Blackcomb LP, as applicable, by way of rights-of-way, leases or licenses. Each Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions. We are obligated to indemnify the Province from third-party claims arising out of our operations under the MDAs.

Northeast Resorts

Stowe and Okemo operate partially on land that we own and partially on land we lease from the State of Vermont. With respect to Stowe, the land we own is on the Spruce Peak side of the resort while the land we lease from the State of Vermont is located on Mt. Mansfield in the Mt. Mansfield State Forest. The initial ten year term of the lease commenced in June 1967, and the lease provides for eight separate ten year extension options. The current term of the lease extends through June 2027, and there are three remaining ten year extension options. With respect to Okemo, we own the Jackson Gore base area land and lease most of the skiable terrain from the State of Vermont. The initial ten year term of the lease commenced in December 1963, and the lease provides for eight separate ten year extension options. The current term of the lease extends through December 2023, and there are three remaining ten year extension options. Under both leases, the land can be used for the development and operation of a ski area including ski trails, ski lifts, warming shelters, restaurants and maintenance facilities. For use of the land under the leases, we pay a fee to the State of Vermont based on revenue for activities authorized by the lease, such as lift tickets, season passes, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of Vermont from third-party claims arising out of our operations under the lease.

Mount Sunapee lies within the Mount Sunapee State Park and operates on land that we lease from the State of New Hampshire. The initial twenty year term of the lease commenced in July 1998, and the lease provides for three separate ten year extension options. The current term of the lease extends through June 2028, and there are two remaining ten year extension options. The land can be managed and operated as a ski area and summer recreational facility, including all of its support activities, to provide year-round outdoor recreation. For use of the land under the lease, we pay a fee to the State of New Hampshire that includes both a base fee and a fee based on revenue from activities authorized by the lease, such as lift tickets, season passes, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of New Hampshire from third-party claims arising out of our operations under the lease.

Perisher

Perisher is located in the Kosciuszko National Park, the largest national park in New South Wales, Australia. The resort includes four villages (Perisher Valley, Smiggin Holes, Guthega and Blue Cow) and their associated ski fields, as well as the site of the Skitube Alpine Railway at Bullock’s Flat, which is accredited in accordance with the Rail Safety National Law (NSW) No. 82a. The Office of Environment and Heritage (“OEH”), an agency of the New South Wales government, which is part of the Department of Planning and Environment, is responsible for the protection and conservation of the Kosciuszko National Park. The National Parks and Wildlife Act 1974 (NSW) (“NPW Act”) establishes the National Parks and Wildlife Service and is responsible for the control and management of the Kosciusko National Park.
The NPW Act requires the Kosciuszko National Park to be managed in accordance with the principles specified in that legislation, including the provision for sustainable visitor or tourist use and enjoyment that is compatible with the conservation of the national park’s natural and cultural values. The legislation also authorizes the Minister for the Environment and the Minister for Heritage (the “Minister”) to grant leases and licenses of land within the Kosciuszko National Park for various purposes, including for purposes related to sustainable visitor or tourist use and enjoyment. Under this power, the Minister has granted to Perisher a lease and a license of specified land within the Kosciusko National Park until June 30, 2048, with an option to renew for an additional period of 20 years. The Minister has also granted Perisher a lease of the parking lot at Perisher Valley that expires on December 31, 2025. Subject to certain conditions being met, the lease for the Perisher Valley parking lot can be extended until June 30, 2048, with an option to renew for a further 20 years. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments based on a percentage of certain gross revenue, remittance of park user fees and certain other charges, also subject to periodic increases over the term.

Concessionaire Agreements

GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concessionaire agreement with the NPS. Our concessionaire agreement with the NPS for GTLC expires on December 31, 2021, and we pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.

Flagg Ranch Company, a wholly-owned subsidiary, provides lodging, food and beverage services, retail, service station, recreation and other services on the Parkway located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2026, and we pay a fee to the NPS of a percentage of the majority of our sales occurring in the Parkway.

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

Forest & Range Practices Act and Watershed Sustainability Act
The Forest & Range Practices Act (“FRPA”) is the principal legislation that governs mountain resorts in British Columbia, including Whistler Blackcomb. The FRPA outlines how all forest and range practices and resource-based activities are to be conducted on Crown (Public) land in British Columbia, while ensuring protection of everything in and on the lands, such as plants, animals and ecosystems. All forest and range licensees’ activities are governed by FRPA and its regulations during all stages of planning, road building, logging, and reforestation, including removing timber for ski trail development. The FRPA is mostly based on self-compliance and does not specifically express standards for ski area development. Whistler Blackcomb is also subject to the Watershed Sustainability Act (“WSA”), which is the principal law for managing the diversion and use of water resources in British Columbia and is applicable to Whistler Blackcomb’s use of water for drinking consumption and snowmaking. The WSA requires Whistler Blackcomb to obtain certain approvals and conduct monitoring of its streams.

Vermont Land Use and Development Act

Specifically, in Vermont, the operations of Stowe and Okemo are subject to Vermont’s state-wide Land Use and Development Act known as “Act 250.” Act 250, administered by the Vermont Agency of Natural Resources, regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources using ten criteria that are designed to safeguard the environment, community life and aesthetic character of Vermont. Stowe and Okemo each have a Master Plan detailing the development considerations within the resort boundary. All projects within each resort’s Master Plan have completed or will need to complete the Act 250 review process at the project level.

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

Water and Snowmaking

We rely on a supply of water for operation of our ski areas for domestic and snowmaking purposes and for real estate development. Availability of water depends on existence of adequate water rights, as well as physical delivery of the water when and where it is needed. To provide a level of predictability in dates of operation and favorable snow surface conditions at our ski areas, we rely on snowmaking, which requires a significant volume of water, most of which is viewed as a non-consumptive use. Approximately 80% of the water is returned to the watershed at spring runoff. Examples of our water sources include:

•	In Colorado, we own or have ownership interests in water rights in reservoir companies, reservoirs, surface streams, groundwater wells and other sources.

•	Park City receives water for snowmaking from the Park City Municipal Corporation and Summit Water Distribution Company pursuant to various long-term agreements.

•
Whistler Blackcomb receives water rights used for snowmaking through licenses from the Province which describe annual allowable volumes on a number of its mountain creeks, and Whistler Blackcomb typically uses only a small percentage of its licensed water.

•
Heavenly’s primary sources of water purchased for domestic and snowmaking uses are the South Tahoe Public Utility District and Kingsbury General Improvement District, which are California and Nevada utilities, respectively.

•
Northstar obtains water through a cooperative arrangement with the Northstar Community Services District (“NCSD”). Together with the NCSD, we, through our lease with affiliates of EPR Properties, control surface water rights that we use for snowmaking.

•
Kirkwood co-owns with the Forest Service surface water rights sufficient for current and planned snowmaking at the resort. Kirkwood’s water is stored in nearby Caples Lake under contract with its owner/operator.

•	Afton Alps, Mt. Brighton and Wilmot rely on on-site water wells and reservoirs for snowmaking.

•
Perisher is also subject to the Water Act of 1912 (NSW) (“NSW Water Act”), which regulates the use of water sources (such as rivers, lakes and groundwater aquifers) in the Kosciuszko National Park. Perisher relies on six water licenses issued under the NSW Water Act and a water extraction agreement with an independent third party for the purposes of extracting water for snowmaking.

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

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have previously experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and/or a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could further be exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar, it could impact the volume of international visitation.

We are vulnerable to unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. In addition, a severe and prolonged drought could affect our otherwise adequate snowmaking water supplies or increase the cost of snowmaking. Excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to access our mountain resorts. In the past 20 years, our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada have averaged between 20 and 39 feet of annual snowfall, which is significantly in excess of the average for North American ski resorts. However, there can be no assurance that our resorts will receive seasonal snowfalls near their historical average in the future. For example, we experienced historically low snowfall across our western U.S. resorts for the first half of the 2017/2018 ski season, with snowfall in Vail, Beaver Creek and Park City through January 31, 2018 at the lowest levels recorded in over 30 years while Tahoe was more than 50% below the 20-year average. Past snowfall levels or consistency of snow conditions can impact the levels of sales of season passes. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. The potential effects of climate change could also have a material adverse effect on our results of operations as warmer overall temperatures would likely adversely affect snowfall, which in turn would likely adversely affect skier visits and our revenue and profits. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Failure to maintain the integrity and security of our internal, employee or guest data could result in damages to our reputation and subject us to costs, fines or lawsuits. Our business relies on the use of large volumes of data. We collect and retain guest data, including credit card numbers and other personal information, for various business purposes, including transactional marketing and promotional purposes. We also maintain personal information about our employees. We store and use data in a variety of information systems, including some systems maintained by service providers. Maintaining the integrity and security of that data can be costly and is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information.

Cyber-attacks could disrupt our business. Despite our efforts, information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. In recent years, there has been a rise in the number of sophisticated cyber-attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, none of which has been material to us to date. Although we have taken, and continue to take steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system interruption, security breach or unauthorized access will not occur.  Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Cyber threats and attacks can have cascading impacts across networks and systems. Those events may include process breakdowns, security architecture or design vulnerabilities, or may result from the acts of third parties, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, malicious social engineering or other malicious activities. Any such interruption, breach or unauthorized access to our network or systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

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

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American mountain resorts is from late November to late April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for Perisher, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by Perisher, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2018, 78% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of season passes (which for Fiscal 2018 accounted for approximately 47% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

As a result legislation enacted in 2011, the Forest Service is authorized to permit year-round recreational activities on land owned by the Forest Service. This allows our mountain resorts on Forest Service land to offer more summer-season recreational opportunities, including our Epic Discovery program that we have launched at Heavenly, Vail and Breckenridge. We anticipate that as these summer activities mature, and with Whistler Blackcomb’s robust summer activities and the activities at our other resorts, we could realize substantial incremental summer guest visitation and revenue. However, our summer activities may not generate the projected revenue and profit margins we expect, and even if our future plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

We face significant competition. The ski resort and lodging industries are highly competitive. The number of U.S. skier visits has generally ranged between 51 million and 61 million annually over the last decade, with approximately 53.3 million visits for the 2017/2018 U.S. ski season. There are approximately 470 ski areas in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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

The high fixed cost structure of mountain resort operations can result in significantly lower margins if revenues decline. The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees; credit card fees; retail/rental cost of sales; labor; and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, property taxes, minimum lease payments and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures. We regularly expend capital to construct, maintain and renovate our mountain resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. We anticipate that resort capital expenditures will be approximately $150 million for calendar year 2018, excluding anticipated investments for U.S. summer related activities and one-time acquisition and integration related capital expenditures. We also expect to invest approximately $21 million in capital expenditures for the integration of Stevens Pass, Okemo, Mount Sunapee, Crested Butte, Stowe and the completion of Whistler Blackcomb integration, as well as approximately $3 million in calendar year 2018 for summer investments. Additionally, we plan to invest $35 million over the next two years related to the acquisitions of Stevens Pass, Okemo, Mount Sunapee and Crested Butte, in addition to an increase in annual ongoing capital expenditures of $7 million to support the addition of these four resorts. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

We rely on government permits and landlord approvals. Our resort operations require permits and approvals from certain federal, state, local and foreign authorities, including the Forest Service, the Province of British Columbia, U.S. Army Corps of Engineers, the States of Vermont and New Hampshire, NPS and the OEH, an agency of the New South Wales government. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire on the following dates:

Forest Service Resort	Expiration Date
Breckenridge	December 31, 2029
Vail Mountain	December 1, 2031
Keystone	December 31, 2032
Beaver Creek	November 8, 2039
Crested Butte	September 27, 2058
Stevens Pass	August 15, 2058
Heavenly	May 1, 2042
Kirkwood	March 1, 2052

The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. Additionally, our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. Stowe and Okemo are partially located on land we lease from the State of Vermont, and Mount Sunapee is located on land we lease from the State of New Hampshire. We are required to seek approval from such states for certain developments and improvements made to the resort. Our Northstar and Park City resorts are conducted pursuant to long-term leases with third parties who require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063 and allows for six 50-year renewal options. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Additionally, GTLC and Flagg Ranch operate under concessionaire agreements with the NPS that expire on December 31, 2021 and October 31, 2026, respectively. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our resorts that operate on privately-

owned land are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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

Changes in security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively. The information, security, and privacy requirements imposed by applicable laws and governmental regulation and the requirements of the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or impact our ability to market our products, properties and services to our guests. Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business or competitive position. We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. Our future success also depends on our ability to adapt our infrastructure to meet rapidly evolving consumer trends and demands and to respond to competitive service and product offerings. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner. Delays or difficulties implementing new or enhanced systems may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Any interruptions, outages or delays in our systems, or deterioration in their performance, could impair our ability to process transactions and could decrease the quality of service we offer to our guests. Also, we may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

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

Our acquisitions, including Okemo, Crested Butte, Stevens Pass, Mount Sunapee or future acquisitions, might not be successful. We have acquired certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

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

We have recently acquired companies that were not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and, therefore, they may lack the internal controls of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley. We have recently acquired companies that were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2018 did not include the internal controls of Okemo, Crested Butte, Stevens Pass and Mount Sunapee, all of which were acquired after our fiscal year ended July 31, 2018.

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

Our international operations subject us to additional risks. As a result of the acquisitions of Perisher and Whistler Blackcomb and potential future international acquisitions, we have increased our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. We are exposed to currency translation risk because the results of Whistler Blackcomb and Perisher are reported in their local currencies, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as Whistler Blackcomb and Perisher grow and if we acquire other international resorts.

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

We are also subject to the examination of tax returns and other tax matters by the Internal Revenue Service (“IRS”) and other tax authorities and governmental bodies. We regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

The impact of recently enacted tax reform legislation in the U.S. on our business is uncertain. The recent enactment of the Tax Cuts and Jobs Act (the “Tax Act”) has significantly changed U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time Transition Tax on all undistributed earnings and profits of certain U.S. owned foreign corporations, introducing new anti-base erosion provisions, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, and eliminating the deductibility of certain fringe benefits, among other changes. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementation of regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.

Our analysis and interpretation of the Tax Act is preliminary and ongoing, and our implementation may include judgments and estimates that differ from the final IRS regulations and could have a material impact on our financial statements. We have identified the change in the corporate tax rate, including its effects on the remeasurement of our net deferred tax liabilities, as well as the Transition Tax, and the related impact on our consolidated financial statements. There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the Tax Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

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

•	additions or departures of key personnel;

•	future sales of our securities;

•	trading and volume fluctuations;

•	other risk factors as discussed herein; and

•	other unforeseen events

Stock markets in the U.S. have often experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions including acts of terrorism, military conflicts, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock. On March 7, 2018, our Board of

Directors approved an increase to our quarterly cash dividend to $1.47 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of the Eighth Amended and Restated Credit Agreement (“Vail Holdings Credit Agreement”). Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Vail Holdings Credit Agreement, any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. As of July 31, 2018, we had $1,276.1 million of outstanding indebtedness, which includes $334.5 million for the Canyons Lease obligation. This amount also consists of $684.4 million of borrowings from the term loan facility under the Vail Holdings Credit Agreement used to pay the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition, $130.0 million borrowings under the revolver portion of the Vail Holdings Credit Agreement, and $65.4 million of borrowings under Whistler Blackcomb’s credit facility. In August 2018, we entered into our Eighth Amended and Restated Credit Agreement and increased the term loan facility by approximately $265.6 million, of which $70.0 million was borrowed on August 15, 2018 in connection with the closing of the Stevens Pass acquisition with the remainder borrowed on September 27, 2018 in connection with the closing of the Triple Peaks acquisition. Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, currently bear interest at a rate of LIBOR plus 1.25% on an annual basis. Interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $332.9 million as of July 31, 2018. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

Restrictions imposed by the terms of our indebtedness may prevent or limit our future business plans. The operating and financial restrictions and covenants in our credit agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests. For example, the credit agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.  In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2018, the Company has repurchased 5,551,716 shares at a cost of approximately $273.0 million. As of July 31, 2018, 1,948,284 shares remained available to repurchase under the existing share repurchase program which has no expiration date.

Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations at fiscal year-end:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space

Location	Ownership	Use
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
DoubleTree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Northstar California Resort, CA (7,200 acres)	Leased (1)	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased (1)	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Park City Mountain, UT (8,900 acres)	Leased (2)
Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)

Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements

Location	Ownership	Use
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed (3)	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices and commercial space
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 260 rental and retail stores (of which approximately 125 stores are currently held under lease) for recreational products, and 6 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Mt. Mansfield, VT (approximately 1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA (4)	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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

(2)    The operations of portions of Park City are conducted pursuant to a long-term lease on land and with certain operating assets owned by TCFC LeaseCo, LLC and TCFC PropCo, LLC. The lease provides for the payment of a minimum annual base rent with periodic increases in base rent over the lease term and participating contingent payments of a percentage of the amount by which EBITDA for resort operations exceeds certain thresholds, also subject to periodic increases over the lease term. The initial term of the lease expires in fiscal 2063 and is subject to six 50-year renewal options. Additionally, in connection with the lease, we entered into certain ancillary agreements with third parties, including leases and easements, allowing for various resort operations.

(3)    The operations of Perisher are conducted pursuant to a long-term lease and license of land and certain improvements owned by the government of New South Wales within Kosciuszko National Park pursuant to the National Parks and Wildlife Act of 1974. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments of a percentage of certain gross revenue, remittance of park user fees and certain other charges, also subject to periodic increases over the term. The initial term of the lease and license expires in 2048 and is subject to one 20-year renewal option.

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

On December 13, 2017, Kirkwood entered into a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   Under the Stipulated Order, Kirkwood agreed to be responsible for monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.  All of these amounts have been paid by third-party insurance.  The remaining remediation work required by the Stipulated Order and requested by the agencies should be completed in calendar year 2018, depending on permits and weather conditions.

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
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 24, 2018, 40,475,511 shares of common stock were outstanding, held by approximately 280 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the NYSE and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2018
July 31, 2018	$291.61	$221.56	$1.47
April 30, 2018	$236.23	$200.68	$1.47
January 31, 2018	$237.77	$204.86	$1.053
October 31, 2017	$232.71	$209.80	$1.053
Fiscal Year 2017
July 31, 2017	$215.82	$197.11	$1.053
April 30, 2017	$200.92	$170.94	$1.053
January 31, 2017	$172.32	$153.66	$0.81
October 31, 2016	$162.95	$142.04	$0.81

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2018, our Board of Directors approved a 40% increase to our quarterly cash dividend to an annual rate of $5.88 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of our Eighth Amended and Restated Credit Facility, dated as of August 15, 2018 (the “Amended Vail Holdings Credit Agreement”). Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in the Amended Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of the year ended July 31, 2018 (“Fiscal 2018”). The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of this stock repurchase program through July 31, 2018, the Company has repurchased 5,551,716 shares at a cost of approximately $273.0 million. As of July 31, 2018, 1,948,284 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2014 through the end of Fiscal 2018. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”),

The Russell 2000, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for our fiscal years ended and as of July 31, 2014 through July 31, 2018 should be read in conjunction with those Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited. The data presented below is in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), average daily rate (“ADR”) and revenue per available room (“RevPAR”) amounts.

	Year Ended July 31,
	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Statement of Operations Data:

Total net revenue	$2,011,553	$1,907,218	$1,601,286	$1,399,924	$1,254,646

Total segment operating expense	1,396,023	1,322,841	1,152,496	1,058,432	994,174

Other operating expense	(206,713)	(205,121)	(165,811)	(130,979)	(143,209)
Other expense	(68,725)	(30,807)	(40,360)	(61,185)	(73,191)
Income before benefit (provision) for income taxes	$340,092	$348,449	$242,619	$149,328	$44,072
Net Income and Dividends:
Net income (2)	$401,230	$231,718	$149,454	$114,610	$28,206
Net income attributable to Vail Resorts, Inc. (2)	$379,898	$210,553	$149,754	$114,754	$28,478
Diluted net income per share attributable to Vail Resorts, Inc. (2)	$9.13	$5.22	$4.01	$3.07	$0.77
Cash dividends declared per share	$5.046	$3.726	$2.865	$2.075	$1.245
Other Data:
Mountain
Skier visits(3)	12,345	12,047	10,032	8,466	7,688
ETP (4)	$71.31	$67.93	$65.59	$63.37	$58.18
Lodging
ADR(5)	$300.90	$302.80	$280.38	$270.84	$257.14
RevPAR(6)	$131.08	$127.95	$122.61	$112.67	$100.57
Real Estate
Real estate held for sale and investment(7)	$99,385	$103,405	$111,088	$129,825	$157,858
Other Balance Sheet Data
Cash and cash equivalents(8)	$178,145	$117,389	$67,897	$35,459	$44,406
Total assets (9)	$4,064,984	$4,110,718	$2,482,018	$2,487,292	$2,169,552
Long-term debt, net (including long-term debt due within one year)	$1,272,732	$1,272,421	$700,263	$814,501	$622,325
Net Debt (10)	$1,094,587	$1,155,032	$632,366	$779,042	$577,919
Total Vail Resorts, Inc. stockholders’ equity	$1,589,434	$1,571,156	$874,540	$866,568	$820,843

Notes to Selected Financial Data:

(1)
We have made several mountain resort acquisitions during the past five years, which impacts comparability between years, including Stowe (acquired June 2017); Whistler Blackcomb (acquired in October 2016); Perisher (acquired in June 2015) and Park City Mountain Resort (acquired in September 2014).

(2)
Net income and net income per share were positively impacted during the year ended July 31, 2018 as a result of comprehensive U.S. tax legislation and excess tax benefits from employee share award exercises, as discussed subsequently in this document.

(3)
A skier visit represents a person purchasing a ticket or utilizing a pass to access a mountain resort or urban ski area for any part of one day during a winter ski season and includes complimentary access.

(4)	ETP is calculated by dividing lift revenue by total skier visits during the respective periods.

(5)	ADR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of occupied rooms during the respective periods.

(6)	RevPAR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of rooms that are available to guests during the respective periods.

(7)	Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment.

(8)	Cash and cash equivalents exclude restricted cash.

(9)
We adopted a new accounting pronouncement as of July 31, 2016, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This adoption was applied prospectively and, as such, prior periods have not been adjusted.

(10)
Net Debt, a non-GAAP financial measure, is defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents. Refer to the end of the Results of Operations section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Net Debt to long-term debt, net.

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

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity defined under generally accepted accounting principles (“GAAP”). We utilize Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. and Net Debt to long-term debt, net.

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

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 85.6%, 14.2% and 0.2%, respectively, of our net revenue for Fiscal 2018.

Mountain Segment
The Mountain segment, as of July 31, 2018, was comprised of the operations of eleven mountain resort properties and three urban ski areas including:

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
Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and Urban ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts were open for business for the 2017/2018 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 51%, 51% and 50% of Mountain segment net revenue for Fiscal 2018, the fiscal year ended July 31, 2017 (“Fiscal 2017”) and the fiscal year ended July 31, 2016 (“Fiscal 2016”), respectively.

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

We offer a variety of season pass products for all of our mountain resorts and ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts and ski areas. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts, including Telluride Ski Resort and Arapahoe Basin in Colorado, Hakuba Valley in Japan and Resorts of the Canadian Rockies in Canada, which further increases the value proposition of our season pass products. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season (see Notes to Consolidated Financial Statements).

Lift revenue consists of season pass lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). Approximately 47%, 43% and 40% of total lift revenue was derived from pass revenue for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations. As such, profit margins can fluctuate greatly based on the level of revenues associated with visitation.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including Grand Teton Lodging Company (“GTLC”); (iv) a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 68%, 68% and 69% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
We have identified the following significant factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, resulting in a more stabilized stream of lift revenue. In March 2018, we began our pre-season pass sales program for the 2018/2019 North American ski season. Through September 23, 2018, North American ski season pass sales increased approximately 25% in units and 15% in sales dollars as compared to the period in the prior year through September 24, 2017, including all military pass sales in both periods and excluding pass sales from Stevens Pass and Triple Peaks in both periods and adjusted to eliminate the impact of foreign currency by applying current period exchange rates to the prior period for Whistler Blackcomb pass sales. Growth in our total season pass sales dollars was lower than our unit growth, given the inclusion of the new Military Epic Pass, which is available at a substantial discount to our Epic Pass. The average price increase on all non-military passes was approximately 4.5%. Excluding sales of military passes to new purchasers who were not pass holders last year, season pass sales increased approximately 9% in units and 12% in sales dollars over the comparable period in 2017. We cannot predict if this favorable trend will continue for the entire duration of the fall 2018 North American pass sales campaign, nor can we predict the overall impact that season pass sales will have on lift revenue for the 2018/2019 North American ski season.

•
In Fiscal 2018, our lift revenue was favorably impacted by non-pass price increases at our mountain resorts that were implemented for the 2017/2018 North American ski season. Non-pass prices for the 2018/2019 North American ski season have not yet been finalized; and, as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2018 results for our Mountain segment showed improvement over Fiscal 2017 largely due to strong pass sales growth for the 2017/2018 North American ski season, the incremental operations of Stowe (acquired in June 2017) and excellent conditions at Whistler Blackcomb throughout most of the season. However, we experienced historically low snowfall levels across our western U.S. resorts for the first half of the 2017/2018 North American ski season, including the key Christmas holiday period, which had an adverse impact on skier visitation and our results of operations. We cannot predict whether our resorts will experience normal snowfall conditions for the upcoming 2018/2019 North American ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Key North American economic indicators have remained steady into 2018, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2018/2019 North American ski season.

•
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In Fiscal 2018, our U.S. blended federal statutory income tax rate was approximately 27% (August 2017 through December 2017 at 35% and January 2018 through July 2018 at 21%), which will be reduced to 21% in the year ending July 31, 2019 and thereafter. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $61.0 million on our Consolidated Statement of Operations during Fiscal 2018. Due to the reduction in the federal corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the effective date of the Tax Act. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $67.0 million, which was recorded during Fiscal 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our Fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax referred to as the “Transition Tax,” which was estimated to be $6.0 million, and was recorded during Fiscal 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than December 22, 2018, as permitted by the SEC. For further discussion related to the Tax Act see “Other Items” within MD&A and Notes to Consolidated Financial Statements.

•
As of July 31, 2018, we had $178.1 million in cash and cash equivalents, as well as $185.1 million available under the revolver component of the Vail Holdings Credit Agreement (which represents the total commitment of $400.0 million less outstanding borrowings of $130.0 million and certain letters of credit outstanding of $84.9 million). Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2018 we had C$214.1 million ($164.6 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($230.7 million) less outstanding borrowings of C$85.0 million ($65.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). On August 15, 2018, we further amended our Vail Holdings Credit Agreement, dated May 1, 2015, in the form of an Eighth Amended and Restated Credit Agreement (the “Amended Vail Holdings Credit Agreement”) to provide for an incremental term loan of $265.6 million, increasing the capacity of the term loan to $950.0 million, to fund the acquisitions of Stevens Pass and Triple Peaks, as discussed and defined below.

We believe that the terms of our Amended Vail Holdings Credit Agreement and Whistler Credit Agreement allow for sufficient flexibility in our ability to make future acquisitions, investments, distributions to stockholders and incur additional debt. This, combined with the continued positive cash flow from operating activities of our Mountain and

Lodging segments less resort capital expenditures, has and is anticipated to continue to provide us with significant liquidity. We believe our liquidity will allow us to consider strategic investments and other forms of returning value to our stockholders including additional share repurchases and the continued payment of a quarterly cash dividend.

•
On August 15, 2018, through a wholly-owned subsidiary, we acquired Stevens Pass Resort in the State of Washington (“Stevens Pass”) from Ski Resort Holdings, LLC for a total purchase price of $64.0 million. We borrowed $70.0 million on August 15, 2018 under the term loan of our Amended Vail Holdings Credit Agreement, as discussed above, primarily to fund the acquisition of Stevens Pass. Additionally, on September 27, 2018, we acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont (“Okemo”), Crested Butte Mountain Resort in Colorado (“Crested Butte”), and Mount Sunapee Resort in New Hampshire (“Mount Sunapee”), for a cash purchase price of approximately $74.0 million, after adjustments for certain agreed-upon terms. In addition, at closing, Triple Peaks paid $155.0 million to pay off the leases that all three resorts had with Ski Resort Holdings, LLC, an affiliate of Oz Real Estate, with funds provided by the Company. We borrowed the remainder of the term loan increase, as discussed above, to fund the acquisition. Additionally, we obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee. We expect that the acquisitions of Stevens Pass and Triple Peaks will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stevens Pass and Triple Peaks and the ultimate impact the new resorts will have on our future results of operations.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (in thousands):

	Year Ended July 31,
	2018	2017	2016
Mountain Reported EBITDA	$591,605	$566,338	$424,415
Lodging Reported EBITDA	25,006	27,087	28,169
Resort Reported EBITDA	$616,611	$593,425	$452,584
Real Estate Reported EBITDA	$957	$(399)	$2,784
Income before benefit (provision) for income taxes	$340,092	$348,449	$242,619
Net income attributable to Vail Resorts, Inc.	$379,898	$210,553	$149,754

A discussion of segment results, including reconciliations of segment Reported EBITDA to net income attributable to Vail Resorts, Inc., and other items can be found below.

The sections titled “Fiscal 2018 compared to Fiscal 2017” and “Fiscal 2017 compared to Fiscal 2016” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2018 to Fiscal 2017 and Fiscal 2017 to Fiscal 2016, respectively, unless otherwise noted.

Mountain Segment
Mountain segment operating results for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2018	2017	2016	2018/2017	2017/2016
Mountain net revenue:
Lift	$880,293	$818,341	$658,047	7.6%	24.4%
Ski school	189,910	177,748	143,249	6.8%	24.1%
Dining	161,402	150,587	121,008	7.2%	24.4%
Retail/rental	296,466	293,428	241,134	1.0%	21.7%
Other	194,851	171,682	141,166	13.5%	21.6%
Total Mountain net revenue	1,722,922	1,611,786	1,304,604	6.9%	23.5%

Mountain operating expense:
Labor and labor-related benefits	443,891	403,020	338,250	10.1%	19.1%
Retail cost of sales	111,198	112,902	93,946	(1.5)%	20.2%
Resort related fees	87,111	83,503	68,890	4.3%	21.2%
General and administrative	214,090	199,582	173,640	7.3%	14.9%
Other	276,550	248,324	206,746	11.4%	20.1%
Total Mountain operating expense	1,132,840	1,047,331	881,472	8.2%	18.8%
Mountain equity investment income, net	1,523	1,883	1,283	(19.1)%	46.8%
Mountain Reported EBITDA	$591,605	$566,338	$424,415	4.5%	33.4%
Total skier visits	12,345	12,047	10,032	2.5%	20.1%
ETP	$71.31	$67.93	$65.59	5.0%	3.6%

Mountain Reported EBITDA includes $15.7 million, $15.0 million and $13.4 million of stock-based compensation expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Fiscal 2018 compared to Fiscal 2017
The results reflect an increase in Mountain Reported EBITDA of $25.3 million, or 4.5%, primarily as a result of strong North American pass sales growth for the 2017/2018 North American ski season and the incremental operations of Stowe (acquired in June 2017). Our results across all lines of business at our western U.S. resorts during Fiscal 2018 were impacted by challenging ski conditions as a result of historically low snowfall for the first half of the 2017/2018 ski season, although conditions progressively improved during the third quarter of Fiscal 2018. Total skier visitation increased 2.5%, which was primarily the result of incremental skier visitation at Stowe and an increase in skier visitation at Whistler Blackcomb and Perisher, partially offset by lower skier visitation to our western U.S. resorts. The Fiscal 2018 and Fiscal 2017 results include $10.2 million and $10.8 million of acquisition and integration related expenses, respectively.

Lift revenue increased $62.0 million, or 7.6%, primarily due to an increase in pass revenue and incremental revenue from Stowe. Pass revenue increased 17.7%, which was driven by a combination of an increase in both pricing and units sold, which was favorably impacted by increased pass sales to Destination guests. Non-pass revenue was flat, which was primarily the result of incremental non-pass revenue from Stowe and an increase in non-pass revenue from Whistler Blackcomb, as well as an increase in ETP excluding season pass holders of 2.4%, offset by a decrease in non-pass skier visitation at our western U.S. resorts. Total ETP increased $3.38, or 5.0%, primarily due to price increases in both our lift ticket products and season pass products and slightly lower average visitation by season pass holders during the 2017/2018 North American ski season as compared with the 2016/2017 North American ski season.

Ski school revenue increased $12.2 million, or 6.8%, primarily as a result of increased revenue at Whistler Blackcomb and Park City, as well as incremental revenue from Stowe. Dining revenue increased $10.8 million, or 7.2%, primarily as a result of incremental revenue from Stowe and increased revenue from Whistler Blackcomb, reflecting a full year of operations as compared to Fiscal 2017, which included operations from the date of acquisition, October 17, 2016, through July 31, 2017. However, these increases were partially offset by lower revenue at our western U.S. resorts, which experienced delays in the opening of certain on-mountain dining venues as a result of challenging weather conditions for the first half of the 2017/2018 North American ski season.

Retail/rental revenue increased $3.0 million, or 1.0%, of which rental revenue increased $2.9 million, or 3.2%, and retail revenue was relatively flat. Both rental and retail revenue were positively impacted by an increase in revenue at Whistler Blackcomb and incremental revenue from Stowe, partially offset by decreased revenue at stores proximate to our western U.S. resorts and other city stores.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. For Fiscal 2018, other revenue increased $23.2 million, or 13.5%, primarily attributable to incremental summer activities and events revenue at Whistler Blackcomb and the inclusion of Stowe operations.

Operating expense for Fiscal 2018 increased $85.5 million, or 8.2%, which was primarily attributable to the inclusion of Stowe operations and incremental operating expenses from Whistler Blackcomb as a result of reflecting a full year of operations as compared to Fiscal 2017, which included operations from the date of acquisition, October 17, 2016, through July 31, 2017.

Labor and labor-related benefits increased 10.1% primarily due to incremental expense from Whistler Blackcomb and Stowe, as well as normal wage adjustments, partially offset by lower performance-based variable compensation. Resort related fees increased 4.3% primarily due to higher revenue on which those fees are based and incremental expenses from Stowe. General and administrative expense increased 7.3% due to higher corporate overhead costs, including incremental expenses from Stowe, partially offset by lower estimated performance-based variable compensation. Other expense increased 11.4% primarily due to incremental expenses from Whistler Blackcomb and Stowe, as well as increases in repairs and maintenance expense, utilities expense (primarily related to increased snowmaking operations), food and beverage cost of sales commensurate with increases in dining revenue and property taxes, partially offset by a decrease in rent expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Fiscal 2017 compared to Fiscal 2016
The results reflected an increase in Mountain Reported EBITDA of $141.9 million, or 33.4%, primarily due to the operations of Whistler Blackcomb, which was included in our consolidated results prospectively from the acquisition date (acquired in October 2016), partially offset by $10.8 million of acquisition and integration related expenses. Additionally, Stowe was acquired in June 2017 and its off-season operations were included in our consolidated results prospectively from the acquisition date. Excluding acquisition and integration related expenses and the operations of Whistler Blackcomb and Stowe, Mountain Reported EBITDA increased 9.1%. Our results reflected strong U.S. season pass sales growth for the 2016/2017 North American ski season. However, our Fiscal 2017 results were tempered by poor early ski season conditions prior to the holiday period at our U.S. resorts which drove lower skier visitation during the early ski season.

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

Lodging Segment
Lodging segment operating results for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2018	2017	2016	2018/2017	2017/2016
Lodging net revenue:
Owned hotel rooms	$65,252	$63,939	$63,520	2.1%	0.7%
Managed condominium rooms	70,198	65,694	61,934	6.9%	6.1%
Dining	48,554	48,449	49,225	0.2%	(1.6)%
Transportation	21,111	22,173	22,205	(4.8)%	(0.1)%
Golf	18,110	17,837	17,519	1.5%	1.8%
Other	47,577	46,238	47,833	2.9%	(3.3)%
	270,802	264,330	262,236	2.4%	0.8%
Payroll cost reimbursements	13,841	14,184	12,318	(2.4)%	15.1%
Total Lodging net revenue	284,643	278,514	274,554	2.2%	1.4%
Lodging operating expense:
Labor and labor-related benefits	121,733	117,183	114,404	3.9%	2.4%
General and administrative	37,716	37,217	35,351	1.3%	5.3%
Other	86,347	82,843	84,312	4.2%	(1.7)%
	245,796	237,243	234,067	3.6%	1.4%
Reimbursed payroll costs	13,841	14,184	12,318	(2.4)%	15.1%
Total Lodging operating expense	259,637	251,427	246,385	3.3%	2.0%
Lodging Reported EBITDA	$25,006	$27,087	$28,169	(7.7)%	(3.8)%

Owned hotel statistics:
ADR	$250.50	$245.31	$227.27	2.1%	7.9%
RevPar	$173.34	$168.14	$153.13	3.1%	9.8%
Managed condominium statistics:
ADR	$336.29	$347.64	$325.38	(3.3)%	6.8%
RevPar	$116.26	$113.08	$109.68	2.8%	3.1%
Owned hotel and managed condominium statistics (combined):
ADR	$300.90	$302.80	$280.38	(0.6)%	8.0%
RevPar	$131.08	$127.95	$122.61	2.4%	4.4%

Lodging Reported EBITDA includes $3.2 million, $3.2 million and $3.1 million of stock-based compensation expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Fiscal 2018 compared to Fiscal 2017
Lodging Reported EBITDA for Fiscal 2018 decreased $2.1 million, or 7.7% primarily due to general cost increases and a one-time benefit recorded in Fiscal 2017 for association fees with respect to a lodging property at Park City.

Revenue from owned hotel rooms increased $1.3 million, or 2.1%, primarily due to an increase in occupancy at Flagg Ranch, which incurred an early closure in Fiscal 2017 as a result of a forest fire in Grand Teton National Park, as well as an increase in revenue at GTLC, partially offset by decreased revenue at our owned Colorado lodging properties as a result of lower winter visitation. Revenue from managed condominium rooms increased $4.5 million, or 6.9%, primarily due to increased revenue at our Colorado managed properties as a result of increased demand, partially offset by a decrease in ADR, as well as incremental revenue from a Park City lodging property which was temporally closed for renovations in the prior year. Additionally, managed condominium rooms revenue was positively impacted by incremental revenue at Whistler Blackcomb.

Transportation revenue decreased $1.1 million, or 4.8%, primarily due to decreased passenger volume. Other revenue increased $1.3 million, or 2.9%, primarily due to increases in conference services revenue and ancillary revenue, partially offset by a business interruption insurance recovery recorded in Fiscal 2017 related to the early closure of our Flagg Ranch property in September 2016, as discussed above.

Operating expense (excluding reimbursed payroll costs) increased $8.6 million, or 3.6%. Labor and labor-related benefits increased $4.6 million, or 3.9%, primarily resulting from higher labor expense for Park City and Flagg Ranch, which were both closed for a portion of the prior year period, incremental expenses from Whistler Blackcomb and normal wage increases, partially offset by lower performance-based variable compensation. Other expense increased $3.5 million, or 4.2%, primarily due to a one-time benefit for association fees with respect to a lodging property at Park City that was recorded in Fiscal 2017, as well as increases in variable operating expenses and an increase in property taxes.

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

Fiscal 2017 compared to Fiscal 2016
Lodging Reported EBITDA for Fiscal 2017 decreased $1.1 million, or 3.8%. Lodging Reported EBITDA for Fiscal 2017 included the operations of Whistler Blackcomb prospectively since the date of acquisition and was impacted by a reduction of revenue and EBITDA from the sale of a hotel property in Keystone in November 2016, which we continue to manage under a property management agreement. Included in Lodging Reported EBITDA for Fiscal 2016 was the recognition of a $3.5 million termination fee (included in other revenue) associated with the termination of the management agreement at Half Moon in Montego Bay, Jamaica (“Half Moon Termination Fee”). Excluding Whistler Blackcomb operations from Fiscal 2017, operations from the hotel property in Keystone from both periods and the Half Moon Termination Fee from Fiscal 2016, Lodging Reported EBITDA increased 9.2%, which was primarily attributable to an increase in revenue at GTLC and increased ADR at our Colorado managed condominium rooms.

Revenue from owned hotel rooms increased $0.4 million, or 0.7%, primarily due to an increase in revenue at GTLC and at our owned Colorado lodging properties during Fiscal 2017. These increases were partially offset by a decrease in revenue associated with the sale of a hotel property in Keystone, as discussed above, as well as lower revenue due to the early closure of our Flagg Ranch property as a result of a forest fire near Grand Teton National Park in September 2016. Revenue from managed condominium rooms increased $3.8 million, or 6.1%, primarily due to revenue from Whistler Blackcomb and increased ADR at our Colorado managed properties, partially offset by the temporary closure of a lodging property at Park City for renovations.

Dining revenue for Fiscal 2017 decreased $0.8 million, or 1.6%, primarily due to the temporary closure of a lodging property at Park City for renovations, partially offset by increased dining revenue at our Colorado lodging properties. Excluding the Half Moon Termination Fee from Fiscal 2016, other revenue increased $1.9 million, or 4.2%, primarily due to a business interruption insurance recovery related to the early closure of our Flagg Ranch property in September 2016, as discussed above, as well as an increase in revenue from our central reservations booking service.

Operating expense (excluding reimbursed payroll costs) increased $3.2 million, or 1.4%. Labor and labor-related benefits increased $2.8 million, or 2.4%, primarily resulting from Whistler Blackcomb labor expense and normal wage increases. General and administrative expense increased $1.9 million, or 5.3% due to higher corporate overhead costs. Other expense decreased $1.5 million, or 1.7%, primarily due to a one-time benefit for association fees with respect to a lodging property at Park City.

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

Real Estate Segment
Real Estate segment operating results for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2018	2017	2016	2018/2017	2017/2016
Total Real Estate net revenue	$3,988	$16,918	$22,128	(76.4)%	(23.5)%
Real Estate operating expense:
Cost of sales (including sales commissions)	3,927	14,534	17,682	(73.0)%	(17.8)%
Other, net	(381)	9,549	6,957	(104.0)%	37.3%
Total Real Estate operating expense	3,546	24,083	24,639	(85.3)%	(2.3)%
Gain on sale of real property	515	6,766	5,295	(92.4)%	27.8%
Real Estate Reported EBITDA	$957	$(399)	$2,784	339.8%	(114.3)%

Real Estate Reported EBITDA includes $0.1 million, $0.1 million and $0.5 million of stock-based compensation expense for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Our Real Estate operating revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense, gain on sale of real property and Real Estate Reported EBITDA. During Fiscal 2018, we did not have any condominium units available for sale as all remaining units were sold in Fiscal 2017.

Fiscal 2018
During the fiscal year, we closed on the sales of development land parcels for $3.5 million which were recorded within Real Estate net revenue.

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

Other Items
In addition to segment operating results, the following material items contribute to our overall financial position (in thousands).

	Year Ended July 31,			Percentage Increase/(Decrease)
	2018	2017	2016	2018/2017	2017/2016
Depreciation and amortization	$(204,462)	$(189,157)	$(161,488)	8.1%	17.1%
Change in fair value of contingent consideration	$1,854	$(16,300)	$(4,200)	111.4%	(288.1)%
Investment income and other, net	$1,944	$6,114	$723	(68.2)%	745.6%
Interest expense, net	$(63,226)	$(54,089)	$(42,366)	16.9%	27.7%
Foreign currency (loss) gain on intercompany loans	$(8,966)	$15,285	$—	(158.7)%	nm
Benefit (provision) for income taxes	$61,138	$(116,731)	$(93,165)	152.4%	25.3%

Depreciation and amortization. Depreciation and amortization expense for both Fiscal 2018 and Fiscal 2017 increased over the applicable prior fiscal year primarily due to an increase in the fixed asset base due to incremental capital expenditures, including assets acquired in the Whistler Blackcomb (acquired October 2016) and Stowe (acquired June 2017) acquisitions.

Change in fair value of contingent consideration. We recorded a gain of $1.9 million during Fiscal 2018 primarily related to a decrease in the estimated Contingent Consideration payment for Fiscal 2018. Additionally, losses of $16.3 million and $4.2 million were recorded during Fiscal 2017 and Fiscal 2016, respectively, related to increases in the estimated fair value of the future participating contingent payments under the lease for Park City. The fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined. The estimated fair value of the contingent consideration was $21.9 million and $27.4 million as of July 31, 2018 and 2017, respectively.

Investment income and other, net. Investment income and other, net increased for Fiscal 2017 compared to Fiscal 2016, primarily due to a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition, a $0.9 million gain recorded for the sale of a lodging property and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that were held prior to the acquisition.

Interest expense, net. Interest expense, net increased for Fiscal 2018 and Fiscal 2017 primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million which was used to fund the cash consideration portion of the Whistler Blackcomb acquisition in October 2016, as well as the Whistler Credit Agreement, which was assumed as part of the Whistler Blackcomb acquisition.

Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans for Fiscal 2018 and Fiscal 2017 was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Benefit (provision) for income taxes. Our effective tax rate benefit (provision) was 18.0%, (33.5%) and (38.4%) in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Our tax benefit (provision) and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible/non-deductible for tax purposes only (i.e. permanent items), excess tax benefits from employee share awards, enacted tax legislation and taxable income generated by state and foreign jurisdictions that varies from the consolidated pre-tax income and the amount of net income attributable to noncontrolling interests. The change in the effective tax rate during Fiscal 2018 compared to Fiscal 2017 was primarily driven by the Tax Act and excess tax benefits from employee share awards that were exercised, as further discussed below. The decrease in the effective tax rate provision during Fiscal 2017 compared to Fiscal 2016 was primarily associated with the Whistler Blackcomb acquisition, where the Canadian statutory tax rate was lower than the U.S. statutory tax rate during Fiscal 2017 (prior to enactment of the Tax Act).

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. As a result of the Tax Act, we recorded a one-time, provisional net tax benefit of approximately $61.0 million on our Consolidated Statement of Operations for Fiscal 2018. Due to the reduction in the federal corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the effective date of the Tax Act using the reduced statutory federal corporate income tax rate. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit estimated to be approximately $67.0 million, which was recognized as a discrete item and was recorded within benefit (provision) for income taxes on our Consolidated Statement of Operations during Fiscal 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our Fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax. The Transition Tax was estimated to be approximately $6.0 million and was recorded during Fiscal 2018. The above-mentioned accounting impacts of the deferred tax remeasurement and Transition Tax are provisional, based on currently available information and technical guidance on the interpretation of the new law. The provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur not later than the second quarter of fiscal 2019, as permitted by the SEC.

Additionally, the change in the effective tax rate during Fiscal 2018 compared to Fiscal 2017 was also due to excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which were recorded within benefit (provision) for income taxes during Fiscal 2018 as a result of new accounting guidance that was adopted prospectively as of August 1, 2017. The new guidance requires excess tax benefits to be recorded in the period realized as a discrete item within earnings rather than within equity. As a result of adopting this guidance, we recorded $71.1 million of excess tax benefits within benefit (provision) for income taxes on our Consolidated Statement of Operations for Fiscal 2018.

Reconciliation of Segment Earnings
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (in thousands):

	Year Ended July 31,
	2018	2017	2016
Mountain Reported EBITDA	$591,605	$566,338	$424,415
Lodging Reported EBITDA	25,006	27,087	28,169
Resort Reported EBITDA	616,611	593,425	452,584
Real Estate Reported EBITDA	957	(399)	2,784
Total Reported EBITDA	617,568	593,026	455,368
Depreciation and amortization	(204,462)	(189,157)	(161,488)
Loss on disposal of fixed assets and other, net	(4,620)	(6,430)	(5,418)
Change in fair value of contingent consideration	1,854	(16,300)	(4,200)
Investment income and other, net	1,944	6,114	723
Foreign currency (loss) gain on intercompany loans	(8,966)	15,285	—
Interest expense, net	(63,226)	(54,089)	(42,366)
Income before benefit (provision) for income taxes	340,092	348,449	242,619
Benefit (provision) for income taxes	61,138	(116,731)	(93,165)
Net income	401,230	231,718	149,454
Net (income) loss attributable to noncontrolling interests	(21,332)	(21,165)	300
Net income attributable to Vail Resorts, Inc.	$379,898	$210,553	$149,754

The following table reconciles Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) to long-term debt, net (in thousands):

	July 31,
	2018	2017
Long-term debt, net	$1,234,277	$1,234,024
Long-term debt due within one year	38,455	38,397
Total debt	1,272,732	1,272,421
Less: cash and cash equivalents	178,145	117,389
Net Debt	$1,094,587	$1,155,032

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are presented by categories as follows (in thousands):

	Year Ended July 31,
	2018	2017	2016
Net cash provided by operating activities	$551,625	$473,189	$436,977
Net cash used in investing activities	$(134,579)	$(682,836)	$(124,016)
Net cash (used in) provided by financing activities	$(350,715)	$255,617	$(281,432)

Historically, we have lower cash available at our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations.

Fiscal 2018 compared to Fiscal 2017
We generated $551.6 million of cash from operating activities during Fiscal 2018, an increase of $78.4 million when compared to $473.2 million of cash generated during Fiscal 2017. The increase in operating cash flows was primarily a result of improved

Mountain segment operating results in Fiscal 2018, including operating benefits from the recent acquisitions of Stowe and Whistler Blackcomb, as compared to Fiscal 2017. Additionally, the increase in operating cash flows was a result of an increase in accounts payable and a decrease in estimated tax payments primarily as a result of an increase in excess tax benefits from employee share awards that vested (restricted stock awards) or were exercised (stock appreciation awards), as applicable, during Fiscal 2018 and the enactment of the Tax Act. These increases were partially offset by an increase in cash interest payments during Fiscal 2018 from incremental term loan borrowings under our Vail Holdings Credit Agreement and borrowings under the Whistler Credit Agreement. Additionally, we generated $3.3 million of proceeds from real estate development land parcel sales during Fiscal 2018 compared to $14.9 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2017.

Cash used in investing activities for Fiscal 2018 decreased by $548.3 million, primarily due to cash payments during Fiscal 2017 related to the acquisitions of Whistler Blackcomb for $512.3 million, net of cash acquired (cash portion of consideration), and Stowe for $40.7 million, as well as a decrease in capital expenditures of $3.8 million during Fiscal 2018 compared to Fiscal 2017, partially offset by a reduction in cash received from the sale of real property.

Cash used in financing activities increased $606.3 million during Fiscal 2018, compared to Fiscal 2017, primarily due to the reduction of net proceeds from borrowings under our Vail Holdings Credit Agreement during Fiscal 2017, which was used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition. Cash payments made on behalf of employees for taxes related to exercises of share awards increased $87.8 million and dividends paid increased $57.9 million during Fiscal 2018, compared to Fiscal 2017. Additionally, cash outflows related to repurchases of common stock in Fiscal 2018 increased by $25.6 million as compared to Fiscal 2017.

Fiscal 2017 compared to Fiscal 2016
We generated $473.2 million of cash from operating activities during Fiscal 2017, an increase of $36.2 million when compared to $437.0 million of cash generated during Fiscal 2016. The increase in operating cash flows was primarily a result of improved Mountain segment operating results in Fiscal 2017 (including Whistler Blackcomb operations, partially offset by transaction, transition and integration costs) compared to Fiscal 2016. These increases in operating cash inflows were partially offset by an increase in estimated domestic and foreign income tax payments of $27.4 million made during Fiscal 2017 compared Fiscal 2016, a decrease in accounts payable, an increase in cash interest payments due to incremental term loan borrowings under our Vail Holdings Credit Agreement and assumed borrowings under the Whistler Credit Agreement during Fiscal 2017, and receipt of a $4.5 million key money deposit related to the termination of the Half Moon management agreement in Fiscal 2016. Additionally, we generated $14.9 million of proceeds from real estate development project closings during Fiscal 2017 compared to $19.7 million in proceeds from real estate development project closings that occurred in Fiscal 2016 (each year net of sales commissions and deposits previously received).

Cash used in investing activities increased by $558.8 million during Fiscal 2017, primarily due to cash payments of $553.2 million, net of cash acquired, related to the acquisitions of Whistler Blackcomb for $512.3 million and Stowe for $40.7 million, and an increase in capital expenditures of $35.2 million during Fiscal 2017. These increases were partially offset by the acquisition of Wilmot for $20.2 million during Fiscal 2016.

Cash provided by financing activities increased $537.0 million during Fiscal 2017, primarily due to incremental term loan borrowings under our Vail Holdings Credit Agreement of $509.4 million used to fund a portion of the cash consideration for the Whistler Blackcomb acquisition, partially offset by an increase of $18.8 million in term loan payments during Fiscal 2017, and a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $85.0 million during Fiscal 2017. Additionally, in Fiscal 2017, we realized a $53.6 million reduction of cash outflows related to repurchases of common stock during Fiscal 2016. These net increases in cash inflows from financing activities were partially offset by an increase in net payments under the revolver portion of the Whistler Credit Agreement of $37.0 million, an increase in dividends paid of $42.4 million during Fiscal 2017 and an increase in cash payments for employee taxes related to exercises of share awards of $6.1 million.

Effect of Adoption of Revised Accounting Guidance and U.S. Tax Reform
As a result of the adoption of revised accounting guidance related to employee stock based compensation, we prospectively presented, beginning on August 1, 2017, excess tax benefits from the vesting or exercise of employee awards, as applicable, as operating activities on our Consolidated Statement of Cash Flows. Additionally, as of August 1, 2017, we retrospectively presented cash paid to taxing authorities on an employee’s behalf as financing activities on our Consolidated Statements of Cash Flows, which resulted in decreases of approximately $16.3 million and $10.2 million, respectively, to cash provided by financing activities with a corresponding increase to cash provided by operating activities for Fiscal 2017 and Fiscal 2016, as shown below (in thousands).

	Fiscal 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$456,914	$16,275	$473,189
Cash flows used in investing activities (no change)	(682,836)	—	(682,836)
Cash flows provided by financing activities	271,892	(16,275)	255,617
Effect of exchange rate changes (no change)	3,522	—	3,522
Net increase in cash and cash equivalents (no change)	$49,492	$—	$49,492

	Fiscal 2016
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$426,762	$10,215	$436,977
Cash flows used in investing activities (no change)	(124,016)	—	(124,016)
Cash flows used in financing activities	(271,217)	(10,215)	(281,432)
Effect of exchange rate changes (no change)	909	—	909
Net increase in cash and cash equivalents (no change)	$32,438	$—	$32,438
The adoption of this revised accounting guidance did not have an impact on our total cash flows for Fiscal 2017 or Fiscal 2016.

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

Significant Sources of Cash
We had $178.1 million of cash and cash equivalents as of July 31, 2018, compared to $117.4 million as of July 31, 2017. We generated $551.6 million of cash from operating activities during Fiscal 2018 compared to $473.2 million and $437.0 million generated during Fiscal 2017 and Fiscal 2016, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $178.1 million of cash and cash equivalents at July 31, 2018, we had $185.1 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2018 (which represents the total commitment of $400.0 million less outstanding borrowings of $130.0 million and certain letters of credit outstanding of $84.9 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$214.1 million ($164.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($230.7 million) less outstanding borrowings of C$85.0 million ($65.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). On August 15, 2018, we amended and restated in its entirety our Vail Holdings Credit Agreement. The Amended Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $400.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million, increased from the existing term loan facility of $684.4 million as of July 31, 2018. Additionally, key modifications to the Amended Vail Holdings Credit Agreement included, among other things, the extension of the maturity date on the revolving credit facility to August 2023. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Amended Vail Holdings Credit Agreement and Whistler Credit Agreement. The Amended Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $150.0 million on resort capital expenditures during calendar year 2018, excluding anticipated investments for U.S. summer related activities and one-time acquisition and integration related capital expenditures. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures are approximately $80.0 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2018 include, among other projects, an investment of approximately $40.0 million (C$52.0 million) at Whistler Blackcomb which will include a new gondola at Whistler Blackcomb running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola, a new 6 person Emerald chairlift and an upgraded 4 person Catskinner chairlift. We will also be investing in upgrading the fixed grip High Meadow chair at Park City to a four person high speed lift; expanding Cloud Dine restaurant at Park City by adding 200 additional seats and upgrading the Park City Mid-Mountain Lodge; replacing the Galaxy two-person chairlift at Heavenly with a three-person chairlift; and upgrading the Leichhardt T-bar at Perisher to a four-person chairlift. We also expect to invest approximately $21.0 million in capital expenditures for the integration of Stevens Pass, Okemo, Mount Sunapee, Crested Butte, Stowe and the completion of Whistler Blackcomb integration, as well as approximately $3.0 million in calendar year 2018 for summer investments. Additionally, we plan to invest $35.0 million over the next two years in projects related to Stevens Pass, Okemo, Mount Sunapee and Crested Butte, in addition to an increase in annual ongoing capital expenditures of $7.0 million to support the addition of these four resorts.

Approximately $53.0 million was spent for capital expenditures in calendar year 2018 as of July 31, 2018, leaving approximately $97.0 million to spend in the remainder of calendar year 2018, excluding anticipated investments for U.S. summer related activities and one-time acquisition and integration related capital expenditures. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisitions of Stevens Pass, Okemo, Mount Sunapee and Crested Butte
On August 15, 2018, through a wholly-owned subsidiary, we acquired Stevens Pass in the State of Washington from Ski Resort Holdings, LLC for a total purchase price of $64.0 million. We borrowed $70.0 million on August 15, 2018 under the term loan of our Amended Vail Holdings Credit Agreement, as discussed above, primarily to fund the acquisition of Stevens Pass, and borrowed the remainder of the increase to fund the acquisition of Triple Peaks on September 27, 2018, which was acquired for a cash purchase price of approximately $74.0 million, after adjustments for certain agreed-upon terms. In addition, at closing, Triple Peaks paid $155.0 million to pay off the leases that all three resorts had with Ski Resort Holdings, LLC, an affiliate of Oz Real Estate, with funds provided by us. We obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee.

Debt
As of July 31, 2018, principal payments on the majority of our long-term debt ($1,160.5 million of the total $1,276.1 million debt outstanding as of July 31, 2018) are not due until fiscal year 2022 and beyond (the maturity date of the Amended Vail Holdings Credit Agreement was extended on August 15, 2018, as discussed above). As of July 31, 2018 and 2017, total long-term debt, net (including long-term debt due within one year) was $1,272.7 million and $1,272.4 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,155.0 million as of July 31, 2017 to $1,094.6 million as of July 31, 2018, primarily due to an increase in cash and cash equivalents. In addition, we exercised our right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date of our Whistler Credit Agreement to November 2022 during Fiscal 2018. There were no other changes to the terms of the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had $932.3 million of variable-rate debt outstanding as of July 31, 2018. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $9.3 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend of common stock.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 6, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During Fiscal 2018, we repurchased 115,422 shares of common stock at a cost of $25.8 million. Since the inception of this stock repurchase program through July 31, 2018, we have repurchased 5,551,716 Vail Shares at a cost of approximately $273.0 million. As of July 31, 2018, 1,948,284 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Dividend Payments
In fiscal year 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2018, our Board of Directors approved a 40% increase in our quarterly cash dividend to $1.47 per share (or approximately $59.6 million per quarter based upon shares outstanding as of July 31, 2018). For the year ended July 31, 2018, we paid cash dividends of $5.046 per share ($204.2 million in the aggregate.) These dividends were funded through available cash on hand and borrowing under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Amended Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Amended Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement) and for the Whistler Credit Agreement Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Amended Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Amended Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2018. We expect that we will continue to meet all applicable financial maintenance covenants in our credit agreements throughout the year ending July 31, 2019. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $1,276.1 million as of July 31, 2018, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which totaled $359.1 million as of July 31, 2018, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2018 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2019	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$1,276,082	$38,455	$77,096	$769,595	$390,936
Fixed Rate Interest (1)	1,480	227	406	336	511
Canyons Obligation (2)	1,645,267	27,708	57,089	59,395	1,501,075
Operating Leases and Service Contracts (3)	359,116	57,320	80,198	66,188	155,410
Purchase Obligations and Other (4)	455,396	348,652	83,137	420	23,187
Total Contractual Cash Obligations	$3,737,341	$472,362	$297,926	$895,934	$2,071,119

(1)
The fixed-rate interest payments, as well as long-term debt payments, included in the table above, assume that all debt outstanding as of July 31, 2018 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our $932.3 million of variable-rate long-term debt as of July 31, 2018 is held to maturity and utilizing interest rates in effect at July 31, 2018, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2018 is anticipated to be approximately $29.8 million for Fiscal 2019, approximately $28.6 million for Fiscal 2020 and approximately $27.4 million for at least each of the next three years subsequent to Fiscal 2020. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2018 and do not reflect interest obligations on potential future debt.

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

(4)
Purchase obligations and other primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2018; and, other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, not included on our Consolidated Balance Sheet as of July 31, 2018 in accordance with GAAP.

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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2018, the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed.
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
While historical performance and current expectations have resulted in estimated fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2018, we had $1,475.7 million of goodwill and $221.5 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests for goodwill will prove to be an accurate prediction of the future.

Tax Contingencies
Description
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, including those enacted under the Tax Act. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, interpretation of tax law, effectively settled issues under audit and new audit activity. A significant amount of time may pass before a particular matter, for which we may have established a reserve, is audited and fully resolved.
Judgments and Uncertainties
The estimates of our tax contingencies reserve contain uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($83.4 million as of July 31, 2018), relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $15.9 million for Fiscal 2018.

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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates, volatility, credit risk and estimation of the long-term rate of growth for the respective business.
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
New Accounting Standards
Refer to the Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements for a discussion of new accounting standards.

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

Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and Perisher’s ski season occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Perisher’s ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2018, 78% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2018, we had $932.3 million of variable rate indebtedness, representing approximately 73% of our total debt outstanding, at an average interest rate during Fiscal 2018 of 2.8%. Based on variable-rate borrowings outstanding as of July 31, 2018, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $9.3 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing gains, and foreign currency (loss) gain on intercompany loans, recognized in comprehensive income (in thousands):

	Year Ended July 31,
	2018	2017
Foreign currency translation adjustments, net of tax	$(61,957)	$64,152
Foreign currency (loss) gain on intercompany loans	$(8,966)	$15,285

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2018, 2017 and 2016

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2018, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vail Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries as of July 31, 2018 and July 31, 2017, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and July 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 27, 2018

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$178,145	$117,389
Restricted cash	6,895	10,273
Accounts receivable, net of allowances of $1,278 and $750, respectively	230,829	186,913
Inventories, net of reserves of $1,534 and $1,518, respectively	85,588	84,814
Other current assets	37,279	33,681
Total current assets	538,736	433,070
Property, plant and equipment, net (Note 6)	1,627,219	1,714,154
Real estate held for sale and investment	99,385	103,405
Deferred charges and other assets	43,386	45,414
Goodwill, net (Note 6)	1,475,686	1,519,743
Intangible assets, net (Note 6)	280,572	294,932
Total assets	$4,064,984	$4,110,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$504,533	$467,669
Income taxes payable	50,632	98,491
Long-term debt due within one year (Note 4)	38,455	38,397
Total current liabilities	593,620	604,557
Long-term debt, net (Note 4)	1,234,277	1,234,024
Other long-term liabilities (Note 6)	291,506	301,736
Deferred income taxes (Note 9)	133,918	171,442
Total liabilities	2,253,321	2,311,759
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,021 and 45,448 shares issued, respectively	460	454
Exchangeable shares, $0.01 par value, 58 and 69 shares issued and outstanding, respectively (Note 5)	1	1
Additional paid-in capital	1,137,467	1,222,510
Accumulated other comprehensive (loss) income	(2,227)	44,395
Retained earnings	726,722	550,985
Treasury stock, at cost; 5,552 and 5,436 shares, respectively (Note 14)	(272,989)	(247,189)
Total Vail Resorts, Inc. stockholders’ equity	1,589,434	1,571,156
Noncontrolling interests	222,229	227,803
Total stockholders’ equity	1,811,663	1,798,959
Total liabilities and stockholders’ equity	$4,064,984	$4,110,718
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2018	2017	2016
Net revenue:
Mountain and Lodging services and other	$1,584,310	$1,477,654	$1,228,716
Mountain and Lodging retail and dining	423,255	412,646	350,442
Resort net revenue	2,007,565	1,890,300	1,579,158
Real Estate	3,988	16,918	22,128
Total net revenue	2,011,553	1,907,218	1,601,286
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	966,566	891,135	775,590
Mountain and Lodging retail and dining cost of products sold	174,105	170,824	143,276
General and administrative	251,806	236,799	208,991
Resort operating expense	1,392,477	1,298,758	1,127,857
Real Estate, net	3,546	24,083	24,639
Total segment operating expense	1,396,023	1,322,841	1,152,496
Other operating (expense) income:
Depreciation and amortization	(204,462)	(189,157)	(161,488)
Gain on sale of real property	515	6,766	5,295
Change in fair value of contingent consideration (Note 8)	1,854	(16,300)	(4,200)
Loss on disposal of fixed assets and other, net	(4,620)	(6,430)	(5,418)
Income from operations	408,817	379,256	282,979
Mountain equity investment income, net	1,523	1,883	1,283
Investment income and other, net	1,944	6,114	723
Foreign currency (loss) gain on intercompany loans (Note 4)	(8,966)	15,285	—
Interest expense, net	(63,226)	(54,089)	(42,366)
Income before benefit (provision) for income taxes	340,092	348,449	242,619
Benefit (provision) for income taxes (Note 9)	61,138	(116,731)	(93,165)
Net income	401,230	231,718	149,454
Net (income) loss attributable to noncontrolling interests	(21,332)	(21,165)	300
Net income attributable to Vail Resorts, Inc.	$379,898	$210,553	$149,754
Per share amounts (Note 3):
Basic net income per share attributable to Vail Resorts, Inc.	$9.40	$5.36	$4.13
Diluted net income per share attributable to Vail Resorts, Inc.	$9.13	$5.22	$4.01
Cash dividends declared per share	$5.046	$3.726	$2.865
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2018	2017	2016
Net income	$401,230	$231,718	$149,454
Foreign currency translation adjustments and other (net of tax of $1,981, ($2,831) and ($1,905), respectively)	(61,957)	64,152	3,363
Comprehensive income	339,273	295,870	152,817
Comprehensive (income) loss attributable to noncontrolling interests	(5,997)	(39,372)	300
Comprehensive income attributable to Vail Resorts, Inc.	$333,276	$256,498	$153,117
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2015	$415	$—	$623,510	$(4,913)	$440,748	$(193,192)	$866,568	$14,018	$880,586
Comprehensive income (loss):
Net income (loss)	—	—	—	—	149,754	—	149,754	(300)	149,454
Foreign currency translation adjustments and other, net of tax	—	—	—	3,363	—	—	3,363	—	3,363
Total comprehensive income (loss)							153,117	(300)	152,817
Stock-based compensation (Note 15)	—	—	17,025	—	—	—	17,025	—	17,025
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 15)	1	—	(10,216)	—	—	—	(10,215)	—	(10,215)
Tax benefit from share award plan	—	—	5,667	—	—	—	5,667	—	5,667
Repurchases of common stock (Note 14)	—	—	—	—	—	(53,787)	(53,787)	—	(53,787)
Dividends (Note 3)	—	—	—	—	(103,835)	—	(103,835)	—	(103,835)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	208	208
Balance, July 31, 2016	416	—	635,986	(1,550)	486,667	(246,979)	874,540	13,926	888,466
Comprehensive income:
Net income	—	—	—	—	210,553	—	210,553	21,165	231,718
Foreign currency translation adjustments, net of tax	—	—	—	45,945	—	—	45,945	18,207	64,152
Total comprehensive income							256,498	39,372	295,870
Stock-based compensation (Note 15)	—	—	18,315	—	—	—	18,315	—	18,315
Shares issued for acquisition (Note 5)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable share transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 15)	2	—	(16,277)	—	—	—	(16,275)	—	(16,275)
Tax benefit from share award plan	—	—	9,878	—	—	—	9,878	—	9,878
Repurchases of common stock (Note 14)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 3)	—	—	—	—	(146,235)	—	(146,235)	—	(146,235)
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,074)	(8,074)
Balance, July 31, 2017	454	1	1,222,510	44,395	550,985	(247,189)	1,571,156	227,803	1,798,959
Comprehensive income:
Net income	—	—	—	—	379,898	—	379,898	21,332	401,230
Foreign currency translation adjustments, net of tax	—	—	—	(46,622)	—	—	(46,622)	(15,335)	(61,957)
Total comprehensive income							333,276	5,997	339,273
Stock-based compensation (Note 15)	—	—	19,040	—	—	—	19,040	—	19,040
Measurement period adjustment (Note 5)	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 15)	6	—	(104,083)	—	—	—	(104,077)	—	(104,077)
Repurchases of common stock (Note 14)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 3)	—	—	—	—	(204,161)	—	(204,161)	—	(204,161)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,795)	(9,795)
Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$401,230	$231,718	$149,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,462	189,157	161,488
Cost of real estate sales	3,701	13,097	15,724
Stock-based compensation expense	19,040	18,315	17,025
Deferred income taxes, net	(45,770)	36,437	7,626
Canyons obligation accreted interest expense	5,723	5,687	5,644
Change in fair value of contingent consideration	(1,854)	16,300	4,200
Foreign currency loss (gain) on intercompany loans	8,966	(15,285)	—
Gain on sale of real property	(515)	(6,766)	(5,295)
Other non-cash income, net	(13,784)	(15,063)	(8,044)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	3,139	2,206	6,966
Accounts receivable, net	(44,261)	(36,291)	(32,991)
Inventories, net	(963)	8,086	(843)
Accounts payable and accrued liabilities	1,879	(22,119)	16,025
Deferred revenue	42,007	24,217	36,557
Income taxes payable - excess tax benefit from share award plans	(71,077)	(9,878)	(5,667)
Income taxes payable - other	38,453	27,954	62,220
Other assets and liabilities, net	1,249	5,417	6,888
Net cash provided by operating activities	551,625	473,189	436,977
Cash flows from investing activities:
Capital expenditures	(140,611)	(144,432)	(109,237)
Acquisition of businesses, net of cash acquired	(1,356)	(553,220)	(20,245)
Cash received from sale of real property	515	7,992	7,386
Other investing activities, net	6,873	6,824	(1,920)
Net cash used in investing activities	(134,579)	(682,836)	(124,016)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	225,000	669,375	210,000
Proceeds from borrowings under Whistler Credit Agreement	46,513	16,917	—
Repayments of borrowings under Vail Holdings Credit Agreement	(182,500)	(213,125)	(329,375)
Repayments of borrowings under Whistler Credit Agreement	(91,941)	(53,889)	—
Employee taxes paid for share award exercises	(104,077)	(16,275)	(10,215)
Repurchases of common stock	(25,800)	(210)	(53,787)
Dividends paid	(204,161)	(146,235)	(103,835)
Other financing activities, net	(13,749)	(941)	5,780
Net cash (used in) provided by financing activities	(350,715)	255,617	(281,432)
Effect of exchange rate changes on cash and cash equivalents	(5,575)	3,522	909
Net increase in cash and cash equivalents	60,756	49,492	32,438
Cash and cash equivalents:
Beginning of period	$117,389	$67,897	$35,459
End of period	$178,145	$117,389	$67,897
Cash paid for interest	$53,842	$46,454	$33,243
Taxes paid, net	$16,945	$49,373	$21,994
Non-cash investing activities:
Accrued capital expenditures	$15,638	$14,631	$16,267
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

In the Mountain segment, as of July 31, 2018, the Company operated eleven mountain resort properties and three urban ski areas including:

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher including lodging and transportation operations. The resorts located in the United States (“U.S.”), except for Northstar, Park City, Stowe and the Urban ski areas, operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia. Stowe operates on land owned by the Company as well as land it leases from the states the resorts operate in.

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park, a Colorado resort ground transportation company, and mountain resort golf courses.

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
Inventories-- The Company’s inventories consist primarily of purchased retail goods, food and beverage items and spare parts. Inventories are stated at the lower of cost or net realizable value, determined using primarily an average weighted cost method. The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.
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

Real Estate Held for Sale and Investment-- The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs. Sales and marketing expenses are charged against income in the period incurred. Additionally, sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded.
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
Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of estimated fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value. Goodwill and various indefinite-lived intangible assets, including excess reorganization value, certain trademarks, water rights and certain property management contracts, are not amortized but are subject to at least annual impairment testing. The Company tests annually (or more often, if necessary) for impairment as of May 1. Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
The testing for impairment consists of a comparison of the estimated fair value of the assets with their net carrying values. If the net carrying amount of the assets exceed its estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed the estimated fair value, no impairment loss is recognized. For the testing of goodwill for impairment, the Company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required, in which the Company determines the estimated fair value of its reporting units using discounted cash flow analyses. The estimated fair value of indefinite-lived intangible assets is estimated using an income approach. The Company determined that there was no impairment to goodwill and no significant impairment to definite or indefinite-lived intangible assets for the years ended July 31, 2018, 2017 and 2016.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the net carrying amount of a long-lived asset occurred during the years ended July 31, 2018, 2017 and 2016.
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

•
Revenue from non-refundable private club initiation fees is recognized over the estimated life of the facilities on a straight-line basis upon inception of the club. As of July 31, 2018, the weighted average remaining period over which the private club initiation fees will be recognized is approximately 12 years. Additionally, certain club initiation fees are refundable in 30 years after the date of acceptance of a member. Under these memberships, the difference between the amount paid by the member and the present value of the refund obligation is recorded as deferred initiation fee revenue in the Company’s Consolidated Balance Sheets and recognized as revenue on a straight-line basis over 30 years. The present value of the refund obligation is recorded as an initiation deposit liability and accretes over the nonrefundable term using the effective interest method. The accretion is included in interest expense.

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

•
Real estate revenue primarily includes the sale of land parcels, which is recorded primarily using the full accrual method and occurs only upon the following: (i) substantial completion of the entire development project, if applicable, (ii) receipt of certificates of occupancy or temporary certificates of occupancy from local governmental agencies, if applicable, (iii) closing of the sales transaction including receipt of all, or substantially all, sales proceeds (including any deposits previously received) and (iv) transfer of ownership.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and sales commission expense. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project when specific identification of costs cannot be reasonably determined.

Foreign Currency Translation -- The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within “foreign currency (loss) gain on intercompany loans” on the Company’s Consolidated Statements of Operations.
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

Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2018, 2017 and 2016 was $39.8 million, $40.0 million and $32.3 million, respectively.
Income Taxes-- Income tax expense includes U.S. tax (federal and state) and foreign income taxes. Tax legislation commonly known as the Tax Cuts and Jobs Act of 2017 includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and, as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. The Company’s provision for income taxes is based on pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense (see Note 9, Income Taxes, for more information).
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
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the portion of the award that is ultimately expected to vest and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 15, Stock Compensation Plan for more information). The following table shows total net stock-based compensation expense for the years ended July 31, 2018, 2017 and 2016 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2018	2017	2016
Mountain stock-based compensation expense	$15,716	$14,969	$13,404
Lodging stock-based compensation expense	3,215	3,215	3,094
Real Estate stock-based compensation expense	109	131	527
Pre-tax stock-based compensation expense	19,040	18,315	17,025
Less: benefit from income taxes	5,406	6,290	6,057
Net stock-based compensation expense	$13,634	$12,025	$10,968
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

Recently Issued Accounting Standards
Adopted Standards
In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled, as applicable, rather than within additional paid in capital which was required under the previous guidance. The guidance also requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy an employee’s statutory withholding as a financing activity on the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. The Company adopted this standard on August 1, 2017, and is prospectively recording excess tax benefits and deficiencies within the provision or benefit for income taxes on its Consolidated Statements of Operations when stock-based compensation awards vest or are exercised. The Company expects this will increase volatility of the provision or benefit for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price at the date the awards vest or are exercised. As a result of adopting this provision of the standard, the Company recorded $71.1 million of excess tax benefits within benefit from income taxes on its Consolidated Statement of Operations for the year ended July 31, 2018, resulting from vesting or exercises of equity awards during the period. As of August 1, 2017, the Company prospectively presented excess tax benefits as operating activities on its Consolidated Statement of Cash Flows for the year ended July 31, 2018. Additionally, the Company has elected to record actual forfeitures for recording stock-based compensation expense when they occur, rather than estimate expected forfeitures, which did not have a material impact to the Consolidated Statement of Operations for the year ended July 31, 2018.

In accordance with the disclosure provisions of the new guidance, the Company retrospectively adopted the new presentation. Cash paid to taxing authorities on an employee’s behalf was changed to be classified as a financing activity in the Consolidated Statements of Cash Flows, which resulted in decreases to cash provided by financing activities with corresponding increases to cash provided by operating activities of approximately $16.3 million and $10.2 million, respectively, for the years ended July 31, 2017 and 2016, as shown below (in thousands).

	Year Ended July 31, 2017
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$456,914	$16,275	$473,189
Cash flows used in investing activities (no change)	(682,836)	—	(682,836)
Cash flows provided by financing activities	271,892	(16,275)	255,617
Effect of exchange rate changes (no change)	3,522	—	3,522
Net increase in cash and cash equivalents (no change)	$49,492	$—	$49,492

	Year Ended July 31, 2016
	Previously Reported (Previous Guidance)	Tax Payments Change	Revised Reported (New Guidance)
Cash flows provided by operating activities	$426,762	$10,215	$436,977
Cash flows used in investing activities (no change)	(124,016)	—	(124,016)
Cash flows used in financing activities	(271,217)	(10,215)	(281,432)
Effect of exchange rate changes (no change)	909	—	909
Net increase in cash and cash equivalents (no change)	$32,438	$—	$32,438

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies interim and annual goodwill impairment testing by eliminating step two, a hypothetical purchase price allocation, from the goodwill impairment test and leaving step one unchanged. Under the new guidance, companies will continue to complete step one by comparing the estimated fair value of their reporting units with their respective carrying amounts, and will recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s estimated fair value. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019 (the Company’s first quarter of fiscal 2021), with early adoption permitted. The Company elected to early adopt this accounting standard on May 1, 2018, which did not have an impact on its consolidated financial statements.

Standards Being Evaluated
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB has issued several amendments, which do not change the core principle of the guidance and are intended to clarify and improve understanding of certain topics included within the revenue standard. This standard will be effective for the first interim period within fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019). The guidance permits two retrospective methods of adoption; adjusting each prior reporting period presented (full retrospective method) or an adjustment to retained earnings for the cumulative effect of implementing the guidance at the date of adoption (modified retrospective method). The Company has completed a review of the majority of its revenue streams consisting of (i) season pass sales, (ii) non-season pass lift ticket sales, (iii) ski school sales, (iv) retail/rental sales, (v) food and beverage sales and (vi) hospitality services and determined that the new guidance will not result in a material impact to the Company’s consolidated financial statements. The Company will adopt this guidance on August 1, 2018 under the modified retrospective transition method. Additionally, the new guidance will not have a material effect on the timing, pattern and classification of the Company’s revenue recognition. The Company expects to expand its revenue recognition related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019), with early adoption permitted. The Company does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

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

Presented below is basic and diluted EPS for the years ended July 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended July 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$379,898	$379,898	$210,553	$210,553	$149,754	$149,754
Weighted-average shares outstanding	40,337	40,337	39,158	39,158	36,276	36,276
Weighted-average Exchangeco shares outstanding	60	60	93	93	—	—
Total Weighted-average shares outstanding	40,397	40,397	39,251	39,251	36,276	36,276
Effect of dilutive securities	—	1,221	—	1,115	—	1,036
Total shares	40,397	41,618	39,251	40,366	36,276	37,312
Net income per share attributable to Vail Resorts	$9.40	$9.13	$5.36	$5.22	$4.13	$4.01
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 2,000, 9,000 and 18,000 for the years ended July 31, 2018, 2017 and 2016, respectively.

Dividends
On March 7, 2018, the Company’s Board of Directors approved an increase of approximately 40% in the annual cash dividend to an annual rate of $5.88 per share, subject to quarterly declaration. For the year ended July 31, 2018, the Company paid cash dividends of $5.046 per share ($204.2 million in the aggregate). On September 27, 2018 the Company’s Board of Directors approved a quarterly cash dividend of $1.47 per share payable on October 26, 2018 to stockholders of record as of October 9, 2018. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 26, 2018 to the shareholders of record on October 9, 2018.

4.    Long-Term Debt
Long-term debt as of July 31, 2018 and 2017 is summarized as follows (in thousands):

	Maturity	July 31, 2018	July 31, 2017
Vail Holdings Credit Agreement revolver (a)	2021	$130,000	$50,000
Vail Holdings Credit Agreement term loan (a)	2021	684,375	721,875
Whistler Credit Agreement revolver (b)	2022	65,353	113,119
Employee housing bonds (c)	2027-2039	52,575	52,575
Canyons obligation (d)	2063	334,509	328,786
Other (e)	2024-2028	9,270	10,166
Total debt		1,276,082	1,276,521
Less: Unamortized debt issuance costs		3,350	4,100
Less: Current maturities (f)		38,455	38,397
Long-term debt, net		$1,234,277	$1,234,024

(a)
On October 14, 2016, in order to finance the cash portion of the consideration and payment of associated fees and expenses of the Whistler Blackcomb acquisition (see Note 5, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”) entered into the Second Amendment to the Seventh Amended and Restated Credit Facility, dated as of May 1, 2015 (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders provided an additional $509.4 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to October 14, 2021 (the “Amendment”). The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $750.0 million term loan facility. The other material terms of the Vail Holdings Credit Agreement were not altered by the Amendment. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $950.0 million and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $9.4 million, which began on January 31, 2017, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in October 2021. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.125% as of July 31, 2018 (3.20% as of July 31, 2018). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, times the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.2% as of July 31, 2018). The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.
On August 15, 2018, VHI entered into an agreement to amend and restate in its entirety the Vail Holdings Credit Agreement, dated May 1, 2015, in the form of an Eighth Amended and Restated Credit Agreement, dated August 15, 2018 (the “Amended Vail Holdings Credit Agreement”). The Amended Vail Holdings Credit Agreement provides for (i) an unchanged revolving loan facility in an aggregate principal amount of $400.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million, which was increased from the existing term loan facility of $684.4 million as of July 31, 2018. Refer to Note 17, Subsequent Events, for additional information.

(b)
The WB Partnerships (as defined in Note 5, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the year ended July 31, 2018, the Company exercised its right under the Whistler Credit Agreement, with the consent of the lender parties thereto, to extend the maturity date for the Whistler Credit Agreement from November 12, 2021 to November 12, 2022. No other terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2018, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of July 31, 2018 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (3.54% as of July 31, 2018). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2018 is equal to 0.3937% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)
The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.04% (2.08% to 2.12% as of July 31, 2018).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2018 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(d)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation linked index of CPI less 1%, with a floor of 2% per annum. Vail Resorts has guaranteed the payments under the Lease. The obligation at July 31, 2018 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of $29.2 million.

(e)
Other obligations primarily consist of a $4.2 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.

(f)	Current maturities represent principal payments due in the next 12 months.
Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2018 reflected by fiscal year are as follows (in thousands):

Total
2019	$38,455
2020	38,516
2021	38,580
2022	703,023
2023	66,572
Thereafter	390,936
Total debt	$1,276,082

The Company recorded interest expense of $63.2 million, $54.1 million and $42.4 million for the years ended July 31, 2018, 2017 and 2016, respectively, of which $1.3 million, $1.1 million and $1.0 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $(9.0) million and $15.3 million of non-cash foreign currency (loss) gain on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2018 and 2017, respectively, on the Company’s Consolidated Statements of Operations.

5.	Acquisitions
Stowe
On June 7, 2017, the Company, through a wholly-owned subsidiary, acquired Stowe Mountain Resort in Stowe, Vermont, from Mt. Mansfield Company, Inc., a wholly-owned subsidiary of American International Group, Inc., for total cash consideration of $40.7 million. The Company acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The purchase price was allocated to identifiable tangible and intangible assets acquired based on their estimated fair values at the acquisition date. The Company has completed its purchase price allocation and has recorded $39.2 million in property, plant and equipment; $3.0 million in intangible assets; $2.3 million in other assets; and $3.8 million of assumed liabilities on the date of acquisition. The Company recognized $2.0 million of transaction related expenses associated with the transaction in Mountain and Lodging operating expense in the Consolidated Statements of Operations for the year ended July 31, 2017. The operating results of Stowe are reported within the Mountain segment.

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

The Company executed forward contracts for the underlying Canadian dollar cash consideration to economically hedge the risk associated with the U.S. dollar to Canadian dollar exchange rates. The Company’s total cost was $509.2 million to accumulate C$673.8 million which was required for the cash component of the purchase consideration. The estimated fair value of the Canadian dollars was approximately $512.6 million upon settlement. Accordingly, the Company realized a gain of $3.4 million on foreign currency exchange rate changes. The gain on foreign currency is a separate transaction as it primarily benefited the Company and therefore the Company recorded this gain within Investment income and other, net in its Consolidated Statement of Operations for the year ended July 31, 2017. The estimated fair value of $512.6 million is considered the cash component of the purchase consideration.

The Company held shares of Whistler Blackcomb common stock prior to the acquisition and, as such, the acquisition-date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition-date estimated fair value of this investment of $4.3 million, the Company recorded a gain of $0.8 million within Investment income and other, net in its Consolidated Statement of Operations for the year ended July 31, 2017.

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

During the year ended July 31, 2018, the Company recorded adjustments in the measurement period to its purchase price allocation which decreased the estimated fair value of noncontrolling interest and season pass holder relationships intangible asset with a corresponding net decrease to goodwill.

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

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased season pass sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $257.8 million of net revenue and $65.6 million of earnings for the year ended July 31, 2017, prospectively from the acquisition date of

October 17, 2016. The Company recognized $3.2 million of Whistler Blackcomb transaction related expenses in Mountain operating expense in the Consolidated Statement of Operations for the year ended July 31, 2017.

On February 23, 2017, Whistler LP, by its general partner Whistler Blackcomb Holdings Inc. (“WBHI”), a wholly-owned subsidiary of the Company, entered into a master development agreement (the “Whistler MDA”) with Her Majesty, the Queen in Right of British Columbia (the “Province”) with respect to the operation and development of Whistler Mountain. Additionally, on February 23, 2017, Blackcomb LP, by its general partner WBHI, entered into a master development agreement (the “Blackcomb MDA” and together with the Whistler MDA, the “MDAs”) with the Province with respect to the operation and development of Blackcomb Mountain. Each of Whistler LP and Blackcomb LP were operating under existing master development agreements that terminated upon execution of the new MDAs. The MDAs grant a general license to the WB Partnerships to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of the Whistler Blackcomb Resort. Each WB Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions. The MDAs each have a term of 60 years and are replaceable for an additional 60 years by option exercisable by the WB Partnerships after the first 30 years of the initial term. In accordance with the MDAs, each WB Partnership is obligated to pay annual fees to the Province at a percentage certain gross revenues related to the Whistler Blackcomb Resort.
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

6.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2018	2017
Land and land improvements	$552,271	$553,655
Buildings and building improvements	1,193,528	1,210,864
Machinery and equipment	1,007,250	987,080
Furniture and fixtures	283,694	280,292
Software	113,699	108,048
Vehicles	60,697	59,596
Construction in progress	59,579	49,359
Gross property, plant and equipment	3,270,718	3,248,894
Accumulated depreciation	(1,643,499)	(1,534,740)
Property, plant and equipment, net	$1,627,219	$1,714,154
Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2018, 2017 and 2016 totaled $199.2 million, $180.8 million and $156.8 million, respectively.
The following table shows the composition of property, plant and equipment recorded under capital leases as of July 31, 2018 and 2017 (in thousands):

	July 31,
	2018	2017
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,660	42,910
Machinery and equipment	60,384	61,156
Gross property, plant and equipment	184,090	185,112
Accumulated depreciation	(46,502)	(37,000)
Property, plant and equipment, net	$137,588	$148,112

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2018	2017
Goodwill
Goodwill	$1,493,040	$1,537,097
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,475,686	$1,519,743

Indefinite-lived intangible assets
Trademarks	$205,083	$216,923
Other	41,160	41,275
Total gross indefinite-lived intangible assets	246,243	258,198
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	221,530	233,485
Amortizable intangible assets
Trademarks	42,971	39,071
Other	47,604	49,804
Total gross amortizable intangible assets	90,575	88,875
Accumulated amortization	(31,533)	(27,428)
Amortizable intangible assets, net	59,042	61,447
Total gross intangible assets	336,818	347,073
Total accumulated amortization	(56,246)	(52,141)
Total intangible assets, net	$280,572	$294,932
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2018, 2017 and 2016 totaled $5.3 million, $8.3 million and $4.7 million, respectively, and is estimated to be approximately $2.8 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2018 and 2017 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2016	$441,138	$67,899	$509,037
Acquisitions	956,739	—	956,739
Effects of changes in foreign currency exchange rates	53,967	—	53,967
Balance at July 31, 2017	1,451,844	67,899	1,519,743
Acquisitions (including measurement period adjustments)	344	—	344
Effects of changes in foreign currency exchange rates	(44,401)	—	(44,401)
Balance at July 31, 2018	$1,407,787	$67,899	$1,475,686

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2018	2017
Trade payables	$80,793	$71,558
Deferred revenue	282,103	240,096
Accrued salaries, wages and deferred compensation	40,034	44,869
Accrued benefits	33,963	32,505
Deposits	26,646	23,742
Other accruals	40,994	54,899
Total accounts payable and accrued liabilities	$504,533	$467,669
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2018	2017
Private club deferred initiation fee revenue	$114,319	$118,417
Unfavorable lease obligation, net	21,839	24,664
Other long-term liabilities	155,348	158,655
Total other long-term liabilities	$291,506	$301,736

7.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2018:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $7.7 million and $7.6 million as of July 31, 2018 and 2017, respectively, classified as “deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $4.4 million and $4.3 million as of July 31, 2018 and 2017, respectively. During the years ended July 31, 2018, 2017 and 2016, distributions in the amounts of $1.5 million, $1.9 million and $1.3 million, respectively, were received from equity method affiliates.
SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.4 million in revenue related to these leases for each of the years ended July 31, 2018, 2017 and 2016.

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
The table below summarizes the Company’s cash equivalents, other current assets, Contingent Consideration and interest rate swap measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,021	$3,021	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$11,249	$—	$11,249	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

	Estimated Fair Value Measurement as of July 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,008	$3,008	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,405	$—	$2,405	$—
Interest Rate Swap	$236	$—	$236	$—

Liabilities:
Contingent Consideration	$27,400	$—	$—	$27,400
The Company’s cash equivalents and Interest Rate Swap are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Interest Rate Swap was an instrument assumed in the Whistler Blackcomb acquisition that was a C$125.0 million fixed swap on the floating interest rate on the Whistler Credit Agreement, and was originally set to expire in September 2020. However, the Company settled the Interest Rate Swap in September 2017 and therefore no longer utilized an Interest Rate Swap as of July 31, 2018. Interest Rate Swap settlements and changes in estimated fair value were recognized in Interest expense, net on the Consolidated Statement of Operations.
The following change in Contingent Consideration during the years ended July 31, 2018 and 2017 were as follows (in thousands):

Balance at July 31, 2016	$11,100
Change in estimated fair value	16,300
Balance at July 31, 2017	27,400
Payment	(3,646)
Change in estimated fair value	(1,854)
Balance at July 31, 2018	$21,900

The Lease for Park City, as discussed in Note 4, Long-term Debt, provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.3%, volatility of 17.5% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.0 million to $5.3 million.
Contingent Consideration is classified as a liability in our Consolidated Balance Sheets and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2018, the Company made a payment to the landlord for Contingent Consideration of approximately $3.6 million and recorded a decrease in the estimated fair value of approximately $1.9 million primarily related to the Contingent Consideration payment for the year ended July 31, 2018 and other key assumptions noted above, resulting in an estimated fair value of the Contingent Consideration of $21.9 million as of July 31, 2018, which is reflected in other long-term liabilities in the Consolidated Balance Sheet.

9.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the year ended July 31, 2018. These changes primarily consist of the following:

•
A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a U.S. blended federal statutory income tax rate for the Company for the year ended July 31, 2018 of approximately 27% (August 2017 through December 2017 at 35% and January 2018 through July 2018 at 21%), and which will then be reduced to 21% for the year ending July 31, 2019 and thereafter, subject to future changes in the tax laws.

•	The remeasurement of U.S. net deferred tax liabilities as of the effective date utilizing the new U.S. federal corporate income tax rate of 21%.

•	A territorial tax regime resulting in a one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”), which may be paid over an eight-year period.

•
The elimination of the domestic production activities deduction, as well as revised limitations on certain business expenses and executive compensation deductions under “Section 162(m)” of the Internal Revenue Code.

•	Provides for a tax on global intangible low-taxed income (“GILTI”), a base erosion anti-abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”).

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance related to accounting for the income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the Tax Act for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the Tax Act, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017. In addition, SAB 118 established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

The Tax Act increased limitations on the deductibility of certain executive compensation, expands the definition of a “covered employee” under Section 162(m), and, among other modifications, repeals the exception for performance-based compensation and commissions from the $1.0 million deduction limitation. The Tax Act also provides transitional guidance, which will allow certain payments made under written and binding agreements that were entered into prior to November 2, 2017 to be treated as if they were made under the provisions of Section 162(m) that were in effect prior to enactment of the Tax Act. The Company is in the process of reviewing existing compensation arrangements for covered employees as well as assessing the impact of transitional guidance on the realizability of existing deferred tax assets related to compensation arrangements of its covered employees. As a result, the Company did not made any adjustments related to the impact of the new executive compensation limitations in its consolidated financial statements for the year ended July 31, 2018.

As a result of the Tax Act, the Company recorded a one-time, provisional net tax benefit of approximately $61.0 million on its Consolidated Statement of Operations for the year ended July 31, 2018, as described below. The Company continues to evaluate the impact of these provisions; however, during this provisional period, it has determined there should be no GILTI inclusion, BEAT would not apply and there is an immaterial FDII deduction. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.

Due to the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. net deferred tax liabilities as of the effective date and recognized an estimated provisional benefit of approximately $67.0 million, as a discrete item in the benefit from income taxes for the year ended July 31, 2018, which is a reduction in net deferred tax liabilities in the accompanying Consolidated Balance

Sheet as of July 31, 2018. The Company also recorded an estimated provisional charge for the Transition Tax of approximately $6.0 million as a discrete item in the benefit from income taxes for the year ended July 31, 2018.

The changes included in the Tax Act are broad and complex. The final transitional impacts of the Tax Act may materially differ from the above amounts due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise with respect to the Tax Act or any updates the Company has utilized to calculate the transitional impacts. The Company will complete its analysis no later than December 22, 2018 (the end of the one-year measurement period).

The Tax Act does not provide for additional income taxes for any remaining undistributed foreign earnings not subject to the Transition Tax, or for any additional outside basis differences inherent in foreign entities, as these amounts continue to be indefinitely reinvested in those foreign operations. Substantially all of the Company’s unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. The Company has made no additional provision for U.S. income taxes or additional non-U.S. taxes on the remaining unremitted accumulated earnings of non-U.S. subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings or additional basis difference not subject to the Transition Tax.

U.S. and foreign components of income before benefit (provision) for income taxes is as follows (in thousands):

	Year Ended July 31,
	2018	2017	2016
U.S.	$264,379	$251,478	$231,756
Foreign	75,713	96,971	10,863
Income before income taxes	$340,092	$348,449	$242,619

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2018	2017
Deferred income tax liabilities:
Fixed assets	$126,697	$180,480
Intangible assets	54,708	65,614
Other	12,865	31,191
Total	194,270	277,285
Deferred income tax assets:
Canyons obligation	13,145	19,276
Stock-based compensation	9,824	17,862
Investment in Partnerships	15,113	17,511
Deferred compensation and other accrued benefits	9,220	15,215
Contingent Consideration	5,476	10,472
Unfavorable lease obligation, net	5,580	9,542
Net operating loss carryforwards and other tax credits	5,716	12,783
Other, net	11,501	19,468
Total	75,575	122,129
Valuation allowance for deferred income taxes	(5,450)	(6,955)
Deferred income tax assets, net of valuation allowance	70,125	115,174
Net deferred income tax liability	$124,145	$162,111

The components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2018	2017
Non-current deferred income tax asset	$9,773	$9,331
Net non-current deferred income tax liability	133,918	171,442
Net deferred income tax liability	$124,145	$162,111

Significant components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2018	2017	2016
Current:
Federal	$(43,366)	$55,887	$70,553
State	9,562	8,096	10,555
Foreign	18,436	16,311	4,431
Total current	(15,368)	80,294	85,539
Deferred:
Federal	(45,922)	29,065	7,603
State	2,941	3,601	1,051
Foreign	(2,789)	3,771	(1,028)
Total deferred	(45,770)	36,437	7,626
(Benefit) provision for income taxes	$(61,138)	$116,731	$93,165

A reconciliation of the income tax (benefit) provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2018	2017	2016
At U.S. federal income tax rate	26.8%	35.0%	35.0%
State income tax, net of federal benefit	3.0%	2.2%	3.1%
Change in valuation allowance	0.3%	0.9%	0.1%
Excess tax benefits related to stock-based compensation	(20.9)%	—%	—%
Impacts of the Tax Act	(24.7)%	—%	—%
Noncontrolling interests	(1.7)%	(2.1)%	—%
Foreign rate differential	(1.5)%	(3.4)%	(0.2)%
Other	0.7%	0.9%	0.4%
Effective tax rate	(18.0)%	33.5%	38.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2018	2017	2016
Balance, beginning of year	$76,111	$57,032	$38,572
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	12,394	19,079	18,460
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	(10,263)	—	—
Settlements	—	—	—
Balance, end of year	$78,242	$76,111	$57,032

As of July 31, 2018, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

During the year ended July 31, 2018, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $10.3 million, which was offset with an increase to the uncertain tax position of $12.4 million. Interest and penalties associated with the statute of limitations lapse were approximately $0.9 million. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2019, due to the lapse of the statute of limitations. As of July 31, 2018 and 2017, accrued interest and penalties, net of tax, was $5.2 million and $3.6 million, respectively. For the years ended July 31, 2018, 2017 and 2016, the Company recognized as income tax expense $1.6 million, $2.0 million and $1.1 million of interest expense and penalties, net of tax, respectively.

The Company’s major tax jurisdictions in which it files income tax returns is the U.S. federal jurisdiction, various state jurisdictions, Australia, and Canada. The Company is no longer subject to U.S. federal examinations for tax years prior to 2014. With few exceptions, the Company is no longer subject to examination by various U.S. state jurisdictions for tax years prior to 2012. Additionally, the Company is no longer subject to audits for the tax years prior to 2013 for Australia and Canada.

The Company has NOL carryforwards totaling $9.2 million which are primarily comprised of state net operating loss (“NOL”) carryforwards that expire by the year ending July 31, 2031. As of July 31, 2018, the Company has recorded a valuation allowance on $4.3 million of these NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized. Certain fully valued state NOLs have expired and were written off during the year ended July 31, 2018. Additionally, the Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2027. As of July 31, 2018, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.

10.Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2018, 2017 and 2016 were $9.2 million, $8.9 million and $8.4 million, respectively.

11.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through an $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $2.0 million, primarily within “other long-term liabilities” in the accompanying Consolidated Balance Sheets, as of both July 31, 2018 and 2017 with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2018, the Company had various other letters of credit totaling $79.3 million, consisting of $53.4 million to support the Employee Housing Bonds, $9.7 million primarily for workers’ compensation and insurance-related deductibles, and $16.2 million for resort acquisition related activities. The Company also had surety bonds of $9.4 million as of July 31, 2018, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent of AUS $1.8 million, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2018, 2017 and 2016, the Company recorded lease expense (including Northstar and Perisher), excluding executory costs, related to these agreements of $52.8 million, $51.9 million and $44.4 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
As of July 31, 2018, the Canyons obligation was $334.5 million, which represents the estimated annual lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%.

Future minimum operating lease payments under the above leases and future minimum capital lease payments under the Canyons obligation as of July 31, 2018 reflected by fiscal year are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$41,438	$27,699
2020	38,831	28,253
2021	35,950	28,818
2022	32,444	29,394
2023	28,840	29,982
Thereafter	155,410	1,835,630
Total future minimum lease payments	$332,913	$1,979,776
Less amount representing interest		(1,645,267)
Net future minimum lease payments		$334,509
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of July 31, 2018 and 2017, the accruals for the above loss contingencies were not material individually or in the aggregate.

12.	Segment and Geographic Area Information
Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Company refers to “Resort” as the combination of the Mountain and Lodging segments. The Mountain segment includes the operations of the Company’s mountain resorts/ski areas and related ancillary activities. The Lodging segment includes the operations of the Company’s owned hotels, RockResorts, NPS concessionaire properties, condominium management, Colorado resort ground transportation operations and mountain resort golf operations. The Real Estate segment owns, develops and sells real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2018	2017	2016
Net revenue:
Lift tickets	$880,293	$818,341	$658,047
Ski school	189,910	177,748	143,249
Dining	161,402	150,587	121,008
Retail/rental	296,466	293,428	241,134
Other	194,851	171,682	141,166
Total Mountain net revenue	1,722,922	1,611,786	1,304,604
Lodging	284,643	278,514	274,554
Resort	2,007,565	1,890,300	1,579,158
Real Estate	3,988	16,918	22,128
Total net revenue	$2,011,553	$1,907,218	$1,601,286
Segment operating expense:
Mountain	$1,132,840	$1,047,331	$881,472
Lodging	259,637	251,427	246,385
Resort	1,392,477	1,298,758	1,127,857
Real Estate, net	3,546	24,083	24,639
Total segment operating expense	$1,396,023	$1,322,841	$1,152,496
Gain on sale of real property	$515	$6,766	$5,295
Mountain equity investment income, net	$1,523	$1,883	$1,283
Reported EBITDA:
Mountain	$591,605	$566,338	$424,415
Lodging	25,006	27,087	28,169
Resort	616,611	593,425	452,584
Real Estate	957	(399)	2,784
Total Reported EBITDA	$617,568	$593,026	$455,368
Real estate held for sale and investment	$99,385	$103,405	$111,088
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$617,568	$593,026	$455,368
Depreciation and amortization	(204,462)	(189,157)	(161,488)
Change in fair value of contingent consideration	1,854	(16,300)	(4,200)
Loss on disposal of fixed assets and other, net	(4,620)	(6,430)	(5,418)
Investment income and other, net	1,944	6,114	723
Foreign currency (loss) gain on intercompany loans	(8,966)	15,285	—
Interest expense, net	(63,226)	(54,089)	(42,366)
Income before benefit (provision) for income taxes	340,092	348,449	242,619
Benefit (provision) for income taxes	61,138	(116,731)	(93,165)
Net income	401,230	231,718	149,454
Net (income) loss attributable to noncontrolling interests	(21,332)	(21,165)	300
Net income attributable to Vail Resorts, Inc.	$379,898	$210,553	$149,754

Geographic Information

Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands).

	Year Ended July 31,
Net revenue	2018	2017	2016
U.S.	$1,610,323	$1,578,276	$1,534,716
International (a)	401,230	328,942	66,570
Total net revenue	$2,011,553	$1,907,218	$1,601,286

		As of July 31,
Property, plant and equipment, net		2018	2017
U.S.		$1,210,169	$1,260,220
International (a)		417,050	453,933
Total property, plant and equipment, net		$1,627,219	$1,714,154

(a) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s revenue and property plant and equipment, net was Canada. Canada accounted for $321.0 million and $257.8 million of revenue for the years ended July 31, 2018 and 2017, respectively, and for $316.8 million and $338.8 million of property, plant and equipment, net as of July 31, 2018 and 2017, respectively.

13.Selected Quarterly Financial Data (Unaudited)

	Year Ended July 31, 2018
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$2,011,553	$211,637	$844,491	$734,575	$220,850
Income (loss) from operations	$408,817	$(112,986)	$367,978	$257,541	$(103,716)
Net income (loss)	$401,230	$(87,791)	$272,275	$248,673	$(31,927)
Net income (loss) attributable to Vail Resorts, Inc.	$379,898	$(83,660)	$256,252	$235,691	$(28,385)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$9.40	$(2.07)	$6.34	$5.82	$(0.71)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$9.13	$(2.07)	$6.17	$5.67	$(0.71)

	Year Ended July 31, 2017
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,907,218	$209,124	$794,631	$725,198	$178,265
Income (loss) from operations	$379,256	$(102,577)	$320,073	$252,278	$(90,518)
Net income (loss)	$231,718	$(61,248)	$196,856	$159,728	$(63,618)
Net income (loss) attributable to Vail Resorts, Inc.	$210,553	$(57,146)	$181,107	$149,179	$(62,587)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$5.36	$(1.43)	$4.52	$3.72	$(1.70)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$5.22	$(1.43)	$4.40	$3.63	$(1.70)

14.	Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase shares of up to 7,500,000 total shares. During the year ended July 31, 2018, the Company repurchased 115,422 Vail Shares (at a total cost of $25.8 million). During the year ended July 31, 2017, the Company repurchased 1,317 Vail Shares (at a total cost of $0.2 million). During the year ended July 31, 2016, the Company repurchased 485,866 Vail Shares (at a total cost of $53.8 million). Since inception of this stock repurchase program through July 31, 2018, the Company has repurchased 5,551,716 shares at a cost of approximately $273.0 million. As of July 31, 2018, 1,948,284 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

15.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2018, approximately 3.8 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2018, 2017 and 2016 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2018	2017	2016
Expected volatility	40.0%	40.3%	40.4%
Expected dividends	2.0%	2.2%	2.2%
Expected term (average in years)	5.8-6.4	5.5-6.2	5.3-5.9
Risk-free rate	1.2-2.3%	0.5-1.5%	0.3-2.2%
The Company records actual forfeitures related to unvested awards upon employee terminations.

A summary of aggregate SARs award activity under the Plan as of July 31, 2018, 2017 and 2016, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2015	2,385	$47.96
Granted	198	$113.67
Exercised	(180)	$49.79
Forfeited or expired	(22)	$80.42
Outstanding at July 31, 2016	2,381	$52.98
Granted	143	$174.42
Exercised	(215)	$60.05
Forfeited or expired	(19)	$108.06
Outstanding at July 31, 2017	2,290	$59.12
Granted	86	$237.86
Exercised	(1,049)	$33.25
Forfeited or expired	(3)	$172.03
Outstanding at July 31, 2018	1,324	$91.01	5.3 years	$246,198
Vested and expected to vest at July 31, 2018	1,309	$90.07	5.3 years	$244,711
Exercisable at July 31, 2018	1,092	$71.54	4.7 years	$224,231
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2018, 2017 and 2016 was $78.07, $50.78 and $35.20, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2018, 2017 and 2016 was $213.8 million, $22.6 million and $13.1 million, respectively. The Company had 169,000, 247,000 and 302,000 SARs that vested during the years ended July 31, 2018, 2017 and 2016, respectively. These awards had a total estimated fair value of $18.5 million, $19.6 million and $10.8 million at the date of vesting for the years ended July 31, 2018, 2017 and 2016, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2018 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2017	318	$42.46
Granted	86	$78.07
Vested	(169)	$38.59
Forfeited	(3)	$54.32
Nonvested at July 31, 2018	232	$56.72

A summary of the status of the Company’s nonvested restricted share units as of July 31, 2018 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2017	211	$119.97
Granted	77	$215.14
Vested	(101)	$112.42
Forfeited	(11)	$159.78
Nonvested at July 31, 2018	176	$163.83

The Company granted 77,000 restricted share units during the year ended July 31, 2018 with a weighted-average grant-date estimated fair value of $215.14. The Company granted 91,000 restricted share units during the year ended July 31, 2017 with a weighted-average grant-date estimated fair value of $154.19. The Company granted 142,000 restricted share units during the year ended July 31, 2016 with a weighted-average grant-date estimated fair value of $102.20. The Company had 101,000, 121,000 and 134,000 restricted share units that vested during the years ended July 31, 2018, 2017 and 2016, respectively. These units had a total estimated fair value of $23.5 million, $19.3 million and $14.6 million at the date of vesting for the years ended July 31, 2018, 2017 and 2016, respectively.
As of July 31, 2018, there was $23.0 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $14.0 million, $7.9 million and $1.1 million of expense is expected to be recognized in the years ending July 31, 2019, 2020 and 2021, respectively, assuming no future share-based awards are granted. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $79.7 million, $15.5 million and $10.3 million for the years ended July 31, 2018, 2017 and 2016, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.

16.	Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its U.S. employees. Under this Retirement Plan, U.S. employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. The Company matches an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation starting the pay period containing the first day of the month after obtaining the later of: (i) 12 months of employment with at least 1,000 service hours from the commencement date or (ii) if 1,000 hours within the first 12 months was not completed, then after the employee completed a cumulative 1,500 service hours. The Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2018, 2017 and 2016 was $6.9 million, $5.4 million and $5.3 million, respectively.

17.    Subsequent Events
Amendment and Restatement of the Vail Holdings Credit Facility
On August 15, 2018, VHI, a wholly-owned subsidiary of the Company, entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate in its entirety the Vail Holdings Credit Agreement, with VHI, as borrower, the Company and certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent (the “Agent”), and the other lenders party thereto. The Amended Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $400.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million, increased from the Vail Holdings Credit Agreement term loan facility of $684.4 million as of July 31, 2018. The Company borrowed $70.0 million on August 15, 2018, primarily to fund the Stevens Pass Acquisition (as defined below), and borrowed $195.6 million on September 27, 2018 to fund the Triple Peaks Acquisition (as defined below).

Pursuant to the terms of the Amended Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $1.2 billion and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Amended Vail Holdings Credit Agreement. The material terms of the Amended Vail Holdings Credit Agreement are substantially similar to those of the Vail Holdings Credit Agreement. Key modifications to the Amended Vail Holdings Credit Agreement included, among other things, the extension of the maturity on the revolving credit facility to August 2023.

VHI’s obligations under the Amended Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). The proceeds of the loans made under the Amended Vail Holdings Credit Agreement may be used, in addition to funding resort acquisitions, as discussed below, to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Amended Vail Holdings Credit Agreement bear interest annually at a rate of (i) LIBOR plus a margin or (ii) the Agent’s prime lending rate plus a margin. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis.

Acquisitions
Stevens Pass Resort
On August 15, 2018, the Company, through a wholly-owned subsidiary, acquired Stevens Pass in the State of Washington from Ski Resort Holdings, LLC for a total purchase price of $64.0 million, subject to certain adjustments. The Company borrowed $70.0 million on August 15, 2018 under its Amended Vail Holdings Credit Agreement term loan, as discussed above, and acquired all of the assets related to the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The initial accounting for Stevens Pass is incomplete as the Company is in the process of obtaining and reviewing additional information related to the acquisition, including an analysis of the estimated fair value of assets acquired and liabilities assumed.

Okemo Mountain Resort, Crested Butte Mountain Resort, Mount Sunapee Resort
On September 27, 2018, the Company, through a wholly-owned subsidiary, acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.0 million, after adjustments for certain agreed-upon terms (the “Triple Peaks Acquisition”). In addition, at closing, Triple Peaks paid $155.0 million to pay off the leases that all three resorts had with Ski Resort Holdings, LLC, an affiliate of Oz Real Estate, with funds provided by the Company. The Company acquired all of the assets related to the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities). The Company borrowed the remaining capacity of its term load under the Amended Vail Holdings Credit Agreement, as discussed above, to fund the acquisition. The Company obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

We expect to file with the SEC in October 2018 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2018.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers” and “Information as to Certain Stockholders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

3.4	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011) (File No. 001-09614).
10.1	Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002 (File No. 001-09614).
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

Posted Exhibit Number	Description
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

10.17(e)
Fourth Amendment to Seventh Amended and Restated Credit Agreement, dated as of April 13, 2018, by and among Vail Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the Lenders named therein (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2018) (File Number 001-09614)

10.18(a)
Amended and Restated Credit Agreement and the amendments thereto, dated as of November 12, 2013, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, the Financial Institutions named therein, The Toronto-Dominion Bank, as administrative agent, TD Securities, as lead arranger and sole bookrunner, and Royal Bank of Canada, Bank of Montreal, Wells Fargo Bank, N.A., Canadian Branch, and Bank of America, N.A., Canadian Branch, as co-documentation agents (Incorporated by reference to Exhibit 10.3 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 30, 2016) (File No. 001-09614).

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
101
The following information from the Company’s Year End Report on Form 10-K for the year ended July 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2018 and July 31, 2017; (ii) Consolidated Statements of Operations as of July 31, 2018, July 31, 2017 and July 31, 2016; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2018, July 31, 2017 and July 31, 2016; (iv) Consolidated Statements of Stockholders’ Equity as of July 31, 2018, July 31, 2017 and July 31, 2016 (v) Consolidated Statements of Cash Flows as of July 31, 2018, July 31, 2017 and July 31, 2016; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2018		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2018		Vail Resorts, Inc.

	By:	/s/ Ryan H. Siurek
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2018.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Ryan H. Siurek	Senior Vice President, Controller and Chief Accounting Officer
Ryan H. Siurek	(Principal Accounting Officer)

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Roland A. Hernandez
Roland A. Hernandez	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director