Form 10-Q
period 2018-10-31
VAIL RESORTS INC
filed 2018-12-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of December 3, 2018, 40,349,123 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2018	July 31, 2018	October 31, 2017
Assets
Current assets:
Cash and cash equivalents	$141,031	$178,145	$140,397
Restricted cash	12,005	6,895	16,609
Trade receivables, net	74,240	230,829	84,571
Inventories, net	114,984	85,588	108,081
Other current assets	50,752	37,279	46,045
Total current assets	393,012	538,736	395,703
Property, plant and equipment, net (Note 7)	1,825,982	1,627,219	1,694,692
Real estate held for sale and investment	101,743	99,385	102,697
Goodwill, net (Note 7)	1,543,941	1,475,686	1,484,335
Intangible assets, net	307,268	280,572	287,093
Other assets	43,976	43,386	44,096
Total assets	$4,215,922	$4,064,984	$4,008,616
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$703,633	$504,533	$630,467
Income taxes payable	38,303	50,632	40,707
Long-term debt due within one year (Note 5)	48,482	38,455	38,422
Total current liabilities	790,418	593,620	709,596
Long-term debt, net (Note 5)	1,486,968	1,234,277	1,262,325
Other long-term liabilities (Note 7)	273,566	291,506	290,420
Deferred income taxes, net	115,169	133,918	136,863
Total liabilities	2,666,121	2,253,321	2,399,204
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,097, 46,021 and 45,842 shares issued, respectively	461	460	458
Exchangeable shares, $0.01 par value, 57, 58 and 61 shares issued and outstanding, respectively (Note 4)	1	1	1
Additional paid-in capital	1,130,855	1,137,467	1,157,547
Accumulated other comprehensive (loss) income	(20,596)	(2,227)	10,591
Retained earnings	551,863	726,722	479,997
Treasury stock, at cost, 5,750, 5,552, and 5,436 shares, respectively (Note 11)	(322,989)	(272,989)	(247,189)
Total Vail Resorts, Inc. stockholders’ equity	1,339,595	1,589,434	1,401,405
Noncontrolling interests	210,206	222,229	208,007
Total stockholders’ equity	1,549,801	1,811,663	1,609,412
Total liabilities and stockholders’ equity	$4,215,922	$4,064,984	$4,008,616
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net revenue:
Mountain and Lodging services and other	$144,022	$143,348
Mountain and Lodging retail and dining	75,884	76,866
Resort net revenue	219,906	220,214
Real Estate	98	636
Total net revenue	220,004	220,850
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	194,112	181,276
Mountain and Lodging retail and dining cost of products sold	34,876	35,679
General and administrative	64,379	57,863
Resort operating expense	293,367	274,818
Real Estate	1,370	1,691
Total segment operating expense	294,737	276,509
Other operating (expense) income:
Depreciation and amortization	(51,043)	(48,624)
Change in estimated fair value of contingent consideration (Note 8)	(1,200)	—
(Loss) gain on disposal of fixed assets and other, net	(619)	567
Loss from operations	(127,595)	(103,716)
Mountain equity investment income, net	950	522
Investment income and other, net	463	383
Foreign currency loss on intercompany loans (Note 5)	(2,311)	(7,346)
Interest expense, net	(18,638)	(15,174)
Loss before benefit from income taxes	(147,131)	(125,331)
Benefit from income taxes	36,405	93,404
Net loss	(110,726)	(31,927)
Net loss attributable to noncontrolling interests	2,931	3,542
Net loss attributable to Vail Resorts, Inc.	$(107,795)	$(28,385)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(2.66)	$(0.71)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(2.66)	$(0.71)
Cash dividends declared per share	$1.47	$1.053
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net loss	$(110,726)	$(31,927)
Foreign currency translation adjustments, net of tax	(22,636)	(45,405)
Comprehensive loss	(133,362)	(77,332)
Comprehensive loss attributable to noncontrolling interests	7,198	15,143
Comprehensive loss attributable to Vail Resorts, Inc.	$(126,164)	$(62,189)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive loss:
Net loss	—	—	—	—	(28,385)	—	(28,385)	(3,542)	(31,927)
Foreign currency translation adjustments, net of tax	—	—	—	(33,804)	—	—	(33,804)	(11,601)	(45,405)
Total comprehensive loss							(62,189)	(15,143)	(77,332)
Stock-based compensation expense	—	—	4,521	—	—	—	4,521	—	4,521
Measurement period adjustment	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for employee taxes	4	—	(69,484)	—	—	—	(69,480)	—	(69,480)
Dividends (Note 4)	—	—	—	—	(42,603)	—	(42,603)	—	(42,603)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,877)	(2,877)
Balance, October 31, 2017	$458	$1	$1,157,547	$10,591	$479,997	$(247,189)	$1,401,405	$208,007	$1,609,412

Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive loss:
Net loss	—	—	—	—	(107,795)	—	(107,795)	(2,931)	(110,726)
Foreign currency translation adjustments, net of tax	—	—	—	(18,369)	—	—	(18,369)	(4,267)	(22,636)
Total comprehensive loss							(126,164)	(7,198)	(133,362)
Stock-based compensation expense	—	—	4,753	—	—	—	4,753	—	4,753
Cumulative effect for adoption of revenue standard (Notes 2 & 3)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(11,365)	—	—	—	(11,364)	—	(11,364)
Repurchase of common stock (Note 11)	—	—	—	—	—	(50,000)	(50,000)	—	(50,000)
Dividends (Note 4)	—	—	—	—	(59,547)	—	(59,547)	—	(59,547)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4,825)	(4,825)
Balance, October 31, 2018	$461	$1	$1,130,855	$(20,596)	$551,863	$(322,989)	$1,339,595	$210,206	$1,549,801
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(110,726)	$(31,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,043	48,624
Stock-based compensation expense	4,753	4,521
Deferred income taxes, net	(31,823)	(41,600)
Change in fair value of contingent consideration	1,200	—
Other non-cash expense, net	80	4,885
Changes in assets and liabilities:
Trade receivables, net	157,759	101,642
Inventories, net	(26,011)	(23,208)
Accounts payable and accrued liabilities	(14,599)	(7,543)
Deferred revenue	167,727	167,752
Income taxes payable - excess tax benefit from share award exercises	(4,582)	(51,804)
Income taxes payable - other	(7,421)	(5,603)
Other assets and liabilities, net	(10,319)	(10,332)
Net cash provided by operating activities	177,081	155,407
Cash flows from investing activities:
Capital expenditures	(47,881)	(37,449)
Acquisition of businesses, net of cash acquired	(292,878)	(1,356)
Other investing activities, net	96	5,153
Net cash used in investing activities	(340,663)	(33,652)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	335,625	95,000
Proceeds from borrowings under Whistler Credit Agreement	7,667	11,920
Repayments of borrowings under Vail Holdings Credit Agreement	(80,000)	(59,375)
Repayments of borrowings under Whistler Credit Agreement	—	(17,081)
Employee taxes paid for share award exercises	(11,364)	(69,480)
Dividends paid	(59,547)	(42,603)
Repurchases of common stock	(50,000)	—
Other financing activities, net	(6,486)	(6,989)
Net cash provided by (used in) financing activities	135,895	(88,608)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,317)	(3,803)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,004)	29,344
Cash, cash equivalents and restricted cash:
Beginning of period	185,040	127,662
End of period	$153,036	$157,006
Non-cash investing activities:
Accrued capital expenditures	$33,051	$25,314
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

In the Mountain segment, the Company operates the following fifteen world-class mountain resort properties and three urban ski areas:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Crested Butte Mountain Resort (“Crested Butte”)	Colorado
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Mount Sunapee Mountain Resort (“Mount Sunapee”)	New Hampshire
10.	Park City Resort (“Park City”)	Utah
11.	Stowe Mountain Resort (“Stowe”)	Vermont
12.	Okemo Mountain Resort (“Okemo”)	Vermont
13.	Stevens Pass Mountain Resort (“Stevens Pass”)	Washington
14.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
15.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
Urban Ski Areas:		Location:
1.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
2.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan
3.	Wilmot Mountain (“Wilmot”)	Wisconsin

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia. Okemo, Mount Sunapee and Stowe operate on land we lease from the respective states in which the resorts are located and on land owned by the Company.

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2018 was derived from audited financial statements.

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

Revenue Recognition— The Company recognizes revenues from contracts with customers when or as control of goods or services promised in the contracts is transferred in an amount that reflects consideration to which it expects to be entitled to in exchange for those goods or services. The Company determines the appropriate revenue recognition for contracts with customers by analyzing the type, terms and conditions of contracts or arrangements with customers. Certain contracts with customers contain multiple performance obligations in which case revenue is allocated to each distinct and separate performance obligation based on its relative standalone selling price. See Note 3, Revenues, for more information.

Fair Value Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Vail Holdings Credit Agreement revolver and term loan, Whistler Credit Agreement revolver and the Employee Housing Bonds (all as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt.

Recently Issued Accounting Standards
Adopted Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Topic 605. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments, which did not change the core principle of the guidance and were intended to clarify and improve understanding of certain topics included within the revenue standard. On August 1, 2018, the Company adopted this standard using the modified retrospective transition method for contracts which were not completed as of August 1, 2018. In accordance with this transition method, results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. On August 1, 2018, as a result of adopting the standard, the Company recorded an approximate $7.5 million reduction of retained earnings with a corresponding increase in accounts payable and accrued liabilities, which was primarily associated with the measurement of the loyalty reward programs under the new standard at an estimated fair value of underlying products or services expected to be delivered to satisfy the Company’s obligations associated with such loyalty programs. The application of this standard had an immaterial impact on total net revenue and net loss attributable to Vail Resorts, Inc. for the three months ended October 31, 2018.

In accordance with the new revenue recognition standard disclosure requirements, the impact of adoption of Topic 606 on the Consolidated Condensed Balance Sheet as of October 31, 2018 was as follows (in thousands):

	As of October 31, 2018
Balance Sheet	Balances Without Adoption of Topic 606	Adjustments	As Reported (Under Topic 606)
Liabilities
Accounts payable and accrued liabilities	$696,116	$7,517	$703,633
Stockholders’ equity
Retained earnings	$559,380	$(7,517)	$551,863

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The Company adopted this accounting standard on August 1, 2018, which did not have an impact on its consolidated condensed financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that a statement of cash flows present the change during a period for the total of cash, cash equivalents and restricted cash. Historically, under previous guidance, changes in restricted cash have been included within operating, investing or financing activities, which were eliminated under the new standard. The Company adopted this standard as of August 1, 2018, which required retrospective application to all periods presented. As a result, cash provided by operating activities during the three months ended October 31, 2017 increased by $6.7 million under the new guidance as compared to what was reported under the previously required guidance. Additionally, due to the inclusion of restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash as of October 31, 2017 and July 31, 2017 increased $16.6 million and $10.3 million, respectively, as compared to what was reported under the previously required guidance.

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

3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•
Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and season passes; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at Perisher. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for our retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of season passes. Deferred revenue is recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of season pass holder visits relative to total expected visits. Total expected visits is estimated based on historical data. The Company believes this estimate provides a faithful depiction of its customers’ season pass usage. When sufficient historical data to determine usage patterns is not available, deferred revenue is recognized on a straight-line basis throughout the ski season. The Company also includes other sources of revenue, mostly related to commercial leasing, and employee housing leasing arrangements within other mountain revenue.

•
Lodging revenue is derived from a wide variety of sources, including, among other things: revenue from owned hotel rooms and managed hotel rooms; revenue from hotel dining operations; transportation revenue which relates to the Company’s Colorado resort ground transportation operations; and other lodging revenue which includes property management services, managed properties other costs reimbursements, private golf club revenue (which includes both club dues and amortization of initiation fees), and golf course fees. Lodging revenue also includes managed hotel property payroll cost reimbursements, related to payroll costs at managed properties where the Company is the employer which are reimbursed by the owner with no added margin, therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. Other than revenue from dining operations, lodging revenue is mostly recognized over time as performance obligations are satisfied as control of the service (e.g. nightly hotel room access) is transferred to the customer.

•
Real estate revenue primarily relates to the sale of land parcels. Real estate revenue is generally recognized at a point in time when performance obligations have been satisfied, which is usually upon closing of the sales transaction and in an amount that reflects the consideration to which the Company expects to be entitled.

For certain contracts that have an original term length of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. For contracts with an expected term in excess of one year, the Company has considered the provisions of Topic 606 in determining whether contracts contain a financing component.
The Company presents revenues in the accompanying consolidated condensed statements of operations, net of taxes, when collected from its customers that are remitted or payable to government taxing authorities, except when products are inclusive of taxes where applicable.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type (in thousands):

	Three Months Ended October 31,
	2018	2017
Mountain net revenue:
Lift	$24,685	$25,468
Ski School	4,272	4,438
Dining	18,292	18,302
Retail/Rental	43,342	45,407
Other	54,415	54,510
Total Mountain net revenue	$145,006	$148,125
Lodging net revenue:
Owned hotel rooms	$19,599	$19,635
Managed condominium rooms	11,118	10,171
Dining	16,129	15,880
Transportation	2,474	2,553
Golf	9,150	8,426
Other	12,777	12,115
	71,247	68,780
Payroll cost reimbursements	3,653	3,309
Total Lodging net revenue	$74,900	$72,089
Total Resort net revenue	$219,906	$220,214
Total Real Estate net revenue	98	636
Total net revenue	$220,004	$220,850

Arrangements with Multiple Performance Obligations
Several of the Company’s contracts with customers include multiple performance obligations, primarily related to bundled services such as ski school packages, lodging packages and events (e.g. weddings and conferences). For such contracts, revenue is allocated to each distinct and separate performance obligation based on its relative standalone selling price. The standalone selling prices are generally based on observable prices charged to customers or estimated based on historical experience and information.

Contract Balances
Contract liabilities are recorded as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments received in advance of satisfying our performance obligations related to sales of season passes prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the season pass selling window, which generally begins in the fourth quarter of its fiscal year and ends in the first quarter of the subsequent fiscal year. Deferred revenue balances were $450.3 million and $282.1 million as of October 31, 2018, and July 31, 2018, respectively (see Note 7, Supplementary Balance Sheet Information). For the three months ended October 31, 2018, the Company recognized approximately $26.5 million of revenue that was included in the deferred revenue balance as of July 31, 2018.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $74.2 million and $230.8 million as of October 31, 2018 and July 31, 2018, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.

Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company recognizes these amounts as assets when they are paid prior to the start of the ski season. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. As of October 31, 2018, $8.7 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized will be subject to amortization beginning in the second quarter of fiscal 2019, commensurate with the revenue recognized for skier visits, and will be recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.
Utilizing the practical expedient provided for under Topic 606, the Company has elected to expense credit card fees and sales commissions as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are related to obtaining contracts with customers for all non-season ski pass products and services and are recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statements of Operations.

4.	Net Loss per Share
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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”) and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while outstanding, are substantially the economic equivalent of Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the three months ended October 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(107,795)	$(107,795)	$(28,385)	$(28,385)
Weighted-average Vail Shares outstanding	40,447	40,447	40,147	40,147
Weighted-average Exchangeco Shares outstanding	58	58	64	64
Total Weighted-average shares outstanding	40,505	40,505	40,211	40,211
Effect of dilutive securities	—	—	—	—
Total shares	40,505	40,505	40,211	40,211
Net loss per share attributable to Vail Resorts	$(2.66)	$(2.66)	$(0.71)	$(0.71)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 1.0 million and 1.3 million for the three months ended October 31, 2018 and 2017, respectively.

Dividends
The Company paid cash dividends of $1.47 and $1.053 per share ($59.5 million and $42.6 million in the aggregate) during the three months ended October 31, 2018 and 2017, respectively. On December 5, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $1.47 per share, for Vail Shares, payable on January 10, 2019 to stockholders of record as of December 27, 2018. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on January 10, 2019 to the shareholders of record on December 27, 2018.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2018, July 31, 2018 and October 31, 2017 is summarized as follows (in thousands):

	Maturity	October 31, 2018	July 31, 2018	October 31, 2017
Vail Holdings Credit Agreement term loan (a)	2023	$950,000	$684,375	$712,500
Vail Holdings Credit Agreement revolver (a)	2023	120,000	130,000	95,000
Whistler Credit Agreement revolver (b)	2022	72,170	65,353	104,625
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	335,947	334,509	330,217
Other	2024-2028	8,821	9,270	9,743
Total debt		1,539,513	1,276,082	1,304,660
Less: Unamortized debt issuance costs		4,063	3,350	3,913
Less: Current maturities (c)		48,482	38,455	38,422
Long-term debt, net		$1,486,968	$1,234,277	$1,262,325

(a)
On August 15, 2018, in order to fund the Stevens Pass and Triple Peaks acquisitions (see Note 6, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders agreed to provide an additional $265.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to August 15, 2023. The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $950.0 million term loan facility. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $1.2 billion and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $11.9 million, which will begin on January 31, 2019, in equal installments, with five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in August 2023. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of October 31, 2018 (3.55% as of October 31, 2018). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of October 31, 2018). The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the ratio of Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility which matures on November 12, 2022. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of October 31, 2018, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of October 31, 2018, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.87%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2018 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2018 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2019 (November 2018 through July 2019)	$36,131
2020	48,516
2021	48,580
2022	48,648
2023	120,889
Thereafter	1,236,749
Total debt	$1,539,513

The Company recorded gross interest expense of $18.6 million and $15.2 million for the three months ended October 31, 2018 and 2017, respectively, of which $0.3 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $2.3 million and $7.3 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2018 and 2017 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Stevens Pass Resort
On August 15, 2018, the Company, through a wholly-owned subsidiary, acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for total cash consideration of $64.0 million, after adjustments for certain agreed-upon terms. The Company borrowed $70.0 million on August 15, 2018 under its Vail Holdings Credit Agreement term loan (see Note 5, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$752
Property, plant and equipment	34,865
Goodwill	28,878
Identifiable intangible assets	2,680
Deferred income taxes, net	886
Liabilities	(4,026)
Net assets acquired	$64,035

The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Stevens Pass and other factors, and is expected to be deductible for income tax purposes. The Company recognized $1.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the three months ended October 31, 2018. The operating results of Stevens Pass are reported within the Mountain segment prospectively from the date of acquisition.

Okemo Mountain Resort, Crested Butte Resort and Mount Sunapee Resort
On September 27, 2018, the Company, through a wholly-owned subsidiary, acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.4 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations of the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.4 million, for which the Company utilized cash on hand and borrowed $195.6 million under the Vail Holdings Credit Agreement term loan (see Note 5, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The Company obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$5,225
Property, plant and equipment	159,799
Goodwill	52,392
Identifiable intangible assets	27,661
Deferred income taxes, net	3,522
Liabilities	(19,238)
Net assets acquired	$229,361

Identifiable intangible assets acquired in the transaction were primarily related to property management contracts and trade names. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed

Statement of Operations for the three months ended October 31, 2018. The operating results of Triple Peaks are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed in the acquisitions of Stevens Pass and Triple Peaks are preliminary and are based on the information that was available as of the respective acquisition dates. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Stevens Pass and Triple Peaks were completed on August 1, 2017, the beginning of the fiscal year preceding the fiscal year in which the acquisitions occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2017 (in thousands, except per share amounts).

	Three Months Ended October 31,
	2018	2017
Pro forma net revenue	$227,529	$235,238
Pro forma net loss attributable to Vail Resorts, Inc.	$(108,620)	$(35,721)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(2.68)	$(0.89)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(2.68)	$(0.89)

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2018	July 31, 2018	October 31, 2017
Land and land improvements	$611,155	$552,271	$550,627
Buildings and building improvements	1,271,375	1,193,528	1,186,731
Machinery and equipment	1,054,610	1,007,250	985,639
Furniture and fixtures	295,128	283,694	284,815
Software	113,901	113,699	111,440
Vehicles	63,346	60,697	59,600
Construction in progress	106,378	59,579	77,512
Gross property, plant and equipment	3,515,893	3,270,718	3,256,364
Accumulated depreciation	(1,689,911)	(1,643,499)	(1,561,672)
Property, plant and equipment, net	$1,825,982	$1,627,219	$1,694,692

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2018	July 31, 2018	October 31, 2017
Trade payables	$118,648	$80,793	$103,540
Deferred revenue	450,300	282,103	407,848
Accrued salaries, wages and deferred compensation	20,961	40,034	19,699
Accrued benefits	30,712	33,963	30,317
Deposits	34,479	26,646	21,017
Other liabilities	48,533	40,994	48,046
Total accounts payable and accrued liabilities	$703,633	$504,533	$630,467

The composition of other long-term liabilities follows (in thousands):

	October 31, 2018	July 31, 2018	October 31, 2017
Private club deferred initiation fee revenue	$112,669	$114,319	$117,151
Unfavorable lease obligation, net	21,100	21,839	23,922
Other long-term liabilities	139,797	155,348	149,347
Total other long-term liabilities	$273,566	$291,506	$290,420

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2018 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2018	$1,407,787	$67,899	$1,475,686
Acquisitions	81,270	—	81,270
Effects of changes in foreign currency exchange rates	(13,015)	—	(13,015)
Balance at October 31, 2018	$1,476,042	$67,899	$1,543,941

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

The table below summarizes the Company’s cash equivalents and Contingent Consideration measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of October 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,026	$3,026	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$10,836	$—	$10,836	$—
Liabilities:
Contingent Consideration	$23,033	$—	$—	$23,033

	Estimated Fair Value Measurement as of July 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,021	$3,021	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$11,249	$—	$11,249	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

	Estimated Fair Value Measurement as of October 31, 2017
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,010	$3,010	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$2,406	$—	$2,406	$—
Liabilities:
Contingent Consideration	$23,754	$—	$—	$23,754

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the three months ended October 31, 2018 and 2017 were as follows (in thousands):

Balance as of July 31, 2018 and 2017, respectively	$21,900	$27,400
Payments	(67)	(3,646)
Change in estimated fair value	1,200	—
Balance as of October 31, 2018 and 2017, respectively	$23,033	$23,754

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.3%, volatility of 17.5% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.0 million to $5.6 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2018, the Company made a payment to the landlord for Contingent Consideration of approximately $0.1 million and recorded an increase of approximately $1.2 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2019. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $23.0 million, which is reflected in other long-term liabilities in the Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2018, July 31, 2018 and October 31, 2017, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2018, the Company had various letters of credit outstanding totaling $68.3 million, consisting of $53.4 million to support the Employee Housing Bonds, $9.9 million primarily for workers’ compensation and insurance-related deductibles, and $5.0 million related to the Stevens Pass acquisition. The Company also had surety bonds of $10.4 million as of October 31, 2018, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Self-Insurance
The Company is self-insured for claims under its U.S. health benefit plans and for the majority of workers’ compensation claims in the U.S. Workers compensation claims in the U.S. are subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s U.S. health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 7, Supplementary Balance Sheet Information).

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of October 31, 2018, July 31, 2018 and October 31, 2017, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2018	2017
Net revenue:
Lift	$24,685	$25,468
Ski school	4,272	4,438
Dining	18,292	18,302
Retail/rental	43,342	45,407
Other	54,415	54,510
Total Mountain net revenue	145,006	148,125
Lodging	74,900	72,089
Total Resort net revenue	219,906	220,214
Real Estate	98	636
Total net revenue	$220,004	$220,850
Segment operating expense:
Mountain	$222,363	$207,084
Lodging	71,004	67,734
Resort	293,367	274,818
Real Estate, net	1,370	1,691
Total segment operating expense	$294,737	$276,509
Mountain equity investment income, net	$950	$522
Reported EBITDA:
Mountain	$(76,407)	$(58,437)
Lodging	3,896	4,355
Resort	(72,511)	(54,082)
Real Estate	(1,272)	(1,055)
Total Reported EBITDA	$(73,783)	$(55,137)
Real estate held for sale and investment	$101,743	$102,697
Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(73,783)	$(55,137)
Depreciation and amortization	(51,043)	(48,624)
Change in estimated fair value of contingent consideration	(1,200)	—
(Loss) gain on disposal of fixed assets and other, net	(619)	567
Investment income and other, net	463	383
Foreign currency loss on intercompany loans	(2,311)	(7,346)
Interest expense, net	(18,638)	(15,174)
Loss before benefit from income taxes	(147,131)	(125,331)
Benefit from income taxes	36,405	93,404
Net loss	(110,726)	(31,927)
Net loss attributable to noncontrolling interests	2,931	3,542
Net loss attributable to Vail Resorts, Inc.	$(107,795)	$(28,385)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased 197,896 Vail Shares (at a total cost of approximately $50.0 million) during the three months ended October 31, 2018. The Company did not repurchase any Vail Shares during the three months ended October 31, 2017. Since inception of its share repurchase program through October 31, 2018, the Company has repurchased 5,749,612 Vail Shares for approximately $323.0 million. As of October 31, 2018, 1,750,388 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2018 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2018 and 2017 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2018.

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

Mountain Segment
The Mountain segment is comprised of the operations of the following fifteen mountain resort properties and three urban ski areas:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Crested Butte Mountain Resort (“Crested Butte”)	Colorado
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Mount Sunapee Mountain Resort (“Mount Sunapee”)	New Hampshire
10.	Park City Resort (“Park City”)	Utah
11.	Stowe Mountain Resort (“Stowe”)	Vermont
12.	Okemo Mountain Resort (“Okemo”)	Vermont
13.	Stevens Pass Mountain Resort (“Stevens Pass”)	Washington
14.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
15.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
Urban Ski Areas:		Location:
1.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
2.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan
3.	Wilmot Mountain (“Wilmot”)	Wisconsin

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first fiscal quarter is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and winter season Perisher operations.

Lodging Segment
Operations within the Lodging segment include: (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”); (iv) a Colorado resort ground transportation company; and (v) mountain resort golf courses.

Revenue of the lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin, as such the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly in regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season resulting in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Through December 2, 2018, North American ski season pass sales increased approximately 21% in units and 13% in sales dollars as compared to the prior year period ended December 3, 2017, including all military pass sales and pass sales from Stevens Pass and Triple Peaks in both periods and adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.77 between the Canadian dollar and U.S. dollar to the current period and prior period for Whistler Blackcomb pass sales. Growth in our total season pass sales dollars was lower than our unit growth, given the inclusion of the new Military Epic Pass, which is available at a substantial discount to our Epic Pass. The average price increase on all non-military passes was approximately 3.3%. Excluding sales of military passes to new purchasers who were not pass holders last year, season pass sales increased approximately 8% in units and 10% in sales dollars over the comparable prior year period. We cannot predict the ultimate impact that season pass sales will have on total lift revenue or effective ticket price for the 2018/2019 North American ski season.

•
Key North American economic indicators have remained steady into 2018, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2018/2019 North American ski season.

•
As of October 31, 2018, we had $206.0 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $400.0 million less outstanding borrowings of $120.0 million and certain letters of credit outstanding of $74.0 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2018 we had C$204.1 million ($155.1 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.9 million) less outstanding borrowings of C$95.0 million ($72.1 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

•
On August 15, 2018, through a wholly-owned subsidiary, we acquired Stevens Pass Resort in the State of Washington (“Stevens Pass”) from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for a total purchase price of $64.0 million. We borrowed $70.0 million on August 15, 2018 under the term loan of our Vail Holdings Credit Agreement primarily to fund the acquisition of Stevens Pass. Additionally, on September 27, 2018, we acquired

Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.4 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.4 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses. We expect that the acquisitions of Stevens Pass and Triple Peaks will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stevens Pass and Triple Peaks and the ultimate impact the new resorts will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2018, compared to the three months ended October 31, 2017 (in thousands):

	Three Months Ended October 31,
	2018	2017
Mountain Reported EBITDA	$(76,407)	$(58,437)
Lodging Reported EBITDA	3,896	4,355
Resort Reported EBITDA	$(72,511)	$(54,082)
Real Estate Reported EBITDA	$(1,272)	$(1,055)
Loss before benefit from income taxes	$(147,131)	$(125,331)
Net loss attributable to Vail Resorts, Inc.	$(107,795)	$(28,385)
Net loss attributable to Vail Resorts, Inc. increased by approximately $79.4 million for the three months ended October 31, 2018 compared to the prior year primarily due to excess tax benefits of $51.8 million recognized during the three months ended October 31, 2017, which resulted from employee exercises of in-the-money stock appreciation rights, a decrease in the U.S. federal income tax rate as a result of recent tax reform legislation and a reduction in Resort Reported EBITDA, as outlined below in the discussion of segment results and other items. The consolidated condensed results of operations include the operations of Stevens Pass and Triple Peaks prospectively from the dates of acquisition of August 15, 2018 and September 27, 2018, respectively, including any consolidated financial metrics pertaining thereto.

Mountain Segment

Three months ended October 31, 2018 compared to the three months ended October 31, 2017
Mountain segment operating results for the three months ended October 31, 2018 and 2017 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2018	2017
Net Mountain revenue:
Lift	$24,685	$25,468	(3.1)%
Ski school	4,272	4,438	(3.7)%
Dining	18,292	18,302	(0.1)%
Retail/rental	43,342	45,407	(4.5)%
Other	54,415	54,510	(0.2)%
Total Mountain net revenue	145,006	148,125	(2.1)%
Mountain operating expense:
Labor and labor-related benefits	76,250	73,656	3.5%
Retail cost of sales	22,416	22,941	(2.3)%
General and administrative	54,703	49,324	10.9%
Other	68,994	61,163	12.8%
Total Mountain operating expense	222,363	207,084	7.4%
Mountain equity investment income, net	950	522	82.0%
Mountain Reported EBITDA	$(76,407)	$(58,437)	(30.8)%

Total skier visits	507	498	1.8%
ETP	$48.69	$51.14	(4.8)%

Mountain Reported EBITDA includes $3.9 million and $3.8 million of stock-based compensation expense for the three months ended October 31, 2018 and 2017, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of Perisher, which has its winter operating season from June through early October. Mountain Reported EBITDA decreased by $18.0 million, or 30.8%. Mountain segment results include $6.6 million and $0.7 million of acquisition and integration related expenses for the three months ended October 31, 2018 and 2017, respectively, which are recorded within Mountain other operating expense.

Lift revenue decreased $0.8 million, or 3.1%, and ski school revenue decreased $0.2 million, or 3.7%, as a result of a decrease in the Australian dollar exchange rate as compared to the prior year, which negatively impacted the translation of Perisher’s results on a U.S. dollar basis. On an Australian dollar basis, Perisher generated increases of A$1.8 million, or 5.5%, in lift revenue and A$0.2 million, or 3.8%, in ski school revenue, primarily due to a 1.8% increase in skier visitation. Dining revenue was flat compared to the prior year. On an Australian dollar basis, dining revenue at Perisher increased by A$0.3 million, or 7.2%.

Retail/rental revenue decreased $2.1 million, or 4.5%, primarily as a result of removing the low-margin golf product line, store closures and a decrease in rental sales at Whistler Blackcomb. Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. Other revenue was flat compared to prior year.

Operating expense increased $15.3 million, or 7.4%, which included $4.2 million of incremental operating expenses from Triple Peaks and Stevens Pass and $6.6 million of acquisition and integration related expenses. Stevens Pass and Triple Peaks operating expenses were recorded prospectively from their dates of acquisition of August 15, 2018 and September 27, 2018, respectively.

Labor and labor-related benefits increased 3.5%, primarily due to incremental expenses from Triple Peaks and Stevens Pass and normal wage adjustments. Retail cost of sales decreased 2.3% compared to a decrease in retail sales of 3.2%. General and administrative expense increased 10.9% due to higher corporate overhead costs primarily associated with marketing and information technology. Other expense increased 12.8%, primarily due to a $5.9 million increase in acquisition and integration related expenses and incremental operating expenses from Triple Peaks and Stevens Pass.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2018 compared to the three months ended October 31, 2017
Lodging segment operating results for the three months ended October 31, 2018 and 2017 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2018	2017
Lodging net revenue:
Owned hotel rooms	$19,599	$19,635	(0.2)%
Managed condominium rooms	11,118	10,171	9.3%
Dining	16,129	15,880	1.6%
Transportation	2,474	2,553	(3.1)%
Golf	9,150	8,426	8.6%
Other	12,777	12,115	5.5%
	71,247	68,780	3.6%
Payroll cost reimbursements	3,653	3,309	10.4%
Total Lodging net revenue	74,900	72,089	3.9%
Lodging operating expense:
Labor and labor-related benefits	33,451	32,092	4.2%
General and administrative	9,676	8,539	13.3%
Other	24,224	23,794	1.8%
	67,351	64,425	4.5%
Reimbursed payroll costs	3,653	3,309	10.4%
Total Lodging operating expense	71,004	67,734	4.8%
Lodging Reported EBITDA	$3,896	$4,355	(10.5)%

Owned hotel statistics:
ADR	$232.87	$228.10	2.1%
RevPAR	$161.96	$163.23	(0.8)%
Managed condominium statistics:
ADR	$188.92	$190.61	(0.9)%
RevPAR	$51.44	$53.72	(4.2)%
Owned hotel and managed condominium statistics (combined):
ADR	$210.85	$210.49	0.2%
RevPAR	$82.44	$87.38	(5.7)%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended October 31, 2018 and 2017. Lodging Reported EBITDA decreased $0.5 million, or 10.5%, primarily due to higher corporate overhead costs, partially offset by the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $0.9 million, or 9.3%, primarily due to incremental revenue from Okemo and Crested Butte and higher revenue at our Park City managed properties as a result of increased occupancy. Golf revenue increased $0.7 million, or 8.6%, due to higher revenue at our golf courses in Beaver Creek and at GTLC, as well as incremental revenue from our golf course at Okemo. Other revenue increased $0.7 million, or 5.5%, primarily due to incremental revenue from Okemo and Crested Butte and an increase in spa revenue.

Operating expense (excluding reimbursed payroll costs) increased 4.5%. Labor and labor-related benefits increased 4.2%, primarily due to incremental labor expenses from Okemo and Crested Butte along with normal wage increases. General and administrative expense increased 13.3% as a result of higher corporate overhead costs.

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

Real Estate Segment
Three months ended October 31, 2018 compared to the three months ended October 31, 2017
Real Estate segment operating results for the three months ended October 31, 2018 and 2017 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2018	2017
Total Real Estate net revenue	$98	$636	(84.6)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	511	(100.0)%
Other	1,370	1,180	16.1%
Total Real Estate operating expense	1,370	1,691	(19.0)%
Real Estate Reported EBITDA	$(1,272)	$(1,055)	(20.6)%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense and Real Estate Reported EBITDA.

Three months ended October 31, 2018
Other operating expense of $1.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

Three months ended October 31, 2017
During the three months ended October 31, 2017, we closed on the sale of one land parcel for $0.5 million.

Other operating expense of $1.2 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

Other Items

In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2018 and 2017 (in thousands).

	Three Months Ended October 31,		Increase (Decrease)
	2018	2017
Depreciation and amortization	$(51,043)	$(48,624)	5.0%
Foreign currency loss on intercompany loans	$(2,311)	$(7,346)	(68.5)%
Interest expense, net	$(18,638)	$(15,174)	22.8%
Benefit from income taxes	$36,405	$93,404	(61.0)%
Effective tax rate benefit	24.7%	74.5%	(49.8 pts)

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2018 increased $2.4 million, compared to the same period in the prior year, primarily due to assets acquired in the Stevens Pass and Triple Peaks acquisitions.

Foreign currency loss on intercompany loans.  Foreign currency loss on intercompany loans for the three months ended October 31, 2018 decreased $5.0 million, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three months ended October 31, 2018 increased $3.5 million compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $265.6 million, which were used to fund the Stevens Pass and Triple Peaks acquisitions, as well as an increase in interest rates.

Benefit from income taxes. The effective tax rate benefit for the three months ended October 31, 2018 and 2017 was 24.7% and 74.5%, respectively. The interim period effective tax rate is primarily driven by anticipated pre-tax book income for the full fiscal year adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), excess tax benefits from employee share awards and enacted tax reform legislation, which are both recorded as discrete items, taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book loss and the amount of net loss attributable to noncontrolling interests.

The decrease in the effective tax rate benefit during the three months ended October 31, 2018 compared to the three months ended October 31, 2017 was primarily due to a reduction in excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which are recorded within benefit from income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $4.6 million and $51.8 million for the three months ended October 31, 2018 and 2017, respectively, and the decrease reduced the effective tax rate benefit as compared to the prior year. Additionally, the effective tax rate benefit decreased as a result of comprehensive U.S. tax legislation, commonly referred to as the “Tax Act,” which was enacted by the U.S. government on December 22, 2017. The Tax Act transitioned the U.S. tax system to a new territorial system and lowered the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2018	2017
Mountain Reported EBITDA	$(76,407)	$(58,437)
Lodging Reported EBITDA	3,896	4,355
Resort Reported EBITDA	(72,511)	(54,082)
Real Estate Reported EBITDA	(1,272)	(1,055)
Total Reported EBITDA	(73,783)	(55,137)
Depreciation and amortization	(51,043)	(48,624)
(Loss) gain on disposal of fixed assets and other, net	(619)	567
Change in estimated fair value of contingent consideration	(1,200)	—
Investment income and other, net	463	383
Foreign currency loss on intercompany loans	(2,311)	(7,346)
Interest expense, net	(18,638)	(15,174)
Loss before benefit from income taxes	(147,131)	(125,331)
Benefit from income taxes	36,405	93,404
Net loss	(110,726)	(31,927)
Net loss attributable to noncontrolling interests	2,931	3,542
Net loss attributable to Vail Resorts, Inc.	$(107,795)	$(28,385)
The following table reconciles Net Debt to long-term debt, net (in thousands):

	October 31,
	2018	2017
Long-term debt, net	$1,486,968	$1,262,325
Long-term debt due within one year	48,482	38,422
Total debt	1,535,450	1,300,747
Less: cash and cash equivalents	141,031	140,397
Net Debt	$1,394,419	$1,160,350

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2018 and 2017 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2018	2017
Net cash provided by operating activities	$177,081	$155,407
Net cash used in investing activities	$(340,663)	$(33,652)
Net cash provided by (used in) financing activities	$135,895	$(88,608)

Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations.

Three months ended October 31, 2018 compared to the three months ended October 31, 2017
We generated $177.1 million of cash from operating activities during the three months ended October 31, 2018, an increase of $21.7 million compared to $155.4 million of cash generated during the three months ended October 31, 2017. The increase in operating cash flows was primarily a result of an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2018, compared to the three months ended October 31, 2017. This increase was partially offset by decreased Mountain segment operating results during the three months ended October 31, 2018 compared to the prior year, as well as a decrease in accounts payable and an increase in cash interest payments during the three months ended October 31, 2018, compared to the three months ended October, 2017, resulting from incremental term loan borrowings under our Vail Holdings Credit Agreement.

Cash used in investing activities for the three months ended October 31, 2018 increased by $307.0 million, primarily due to cash payments related to the acquisitions of Triple Peaks and Stevens Pass during the three months ended October 31, 2018 of $292.9 million, net of cash acquired, as well as an increase in capital expenditures of $10.4 million during the three months ended October 31, 2018 compared to the three months ended October 31, 2017.

Cash provided by financing activities increased $224.5 million during the three months ended October 31, 2018, compared to the three months ended October 31, 2017, primarily due to proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $265.6 million, which was used to fund the Triple Peaks and Stevens Pass acquisitions. Additionally, cash payments for employee taxes related to exercises of share awards decreased by $58.1 million and net proceeds from borrowings under our Whistler Credit Agreement increased by $12.8 million. These increases were partially offset by repurchases of common stock of approximately $50.0 million during the three months ended October 31, 2018 and both an increase in dividends paid of $16.9 million and an increase in net payments under the revolver portion of our Vail Holdings Credit Agreement during the three months ended October 31, 2018 compared to the three months ended October 31, 2017.

U.S. Tax Reform
Beginning with our taxable year ending December 31, 2018, we expect to realize an increase in our operating cash flows as a result of the Tax Act, which will reduce our statutory federal corporate income tax rate from 35% to 21%. We expect that incremental cash flows generated from the reduction of the statutory federal corporate income tax rate and the accelerated deductibility of capital expenditures will be approximately $40.0 million in calendar 2018. We plan to use those incremental cash flows to reinvest in wages for our employees, fund capital projects at our resorts and increase our return of capital to shareholders.

Significant Sources of Cash
We had $141.0 million of cash and cash equivalents as of October 31, 2018, compared to $140.4 million as of October 31, 2017. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $141.0 million of cash and cash equivalents at October 31, 2018, we had $206.0 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2018 (which represents the total commitment of $400.0 million less outstanding borrowings of $120.0 million and certain letters of credit outstanding of $74.0 million). Additionally, we had C$204.1 million ($155.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.9 million) less outstanding borrowings of C$95.0 million ($72.1 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.50% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $150.0 million on resort capital expenditures during calendar year 2018, excluding anticipated investments for U.S. summer related activities and one-time acquisition and integration related capital expenditures. This estimated spending includes normal inflation on our capital investments at our resorts. Included in these estimated capital expenditures are approximately $80.0 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2018 include, among other projects, an investment of approximately $42.0 million (C$54.0 million) at Whistler Blackcomb which includes a new gondola at Whistler Blackcomb running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola, a new 6 person Emerald chairlift and an upgraded 4 person Catskinner chairlift. We also upgraded the fixed grip High Meadow chair at Park City to a four person high speed lift; expanded Cloud Dine restaurant at Park City by adding 200 additional seats and upgraded the Park City Mid-Mountain Lodge; replaced the Galaxy two-person chairlift at Heavenly with a three-person chairlift; and will be upgrading the Leichhardt T-bar at Perisher to a four-person chairlift. We also expect to invest approximately $21.0 million in capital expenditures for the integration of Stevens Pass, Okemo, Mount Sunapee, Crested Butte, Stowe and the completion of Whistler Blackcomb integration, as well as approximately $2.0 million in calendar year 2018 for summer investments. Additionally, we plan to invest $35.0 million over the next two years in projects related to Stevens Pass, Okemo, Mount Sunapee and Crested Butte, in addition to an increase in annual ongoing capital expenditures of $7.0 million to support the addition of these four resorts.

Approximately $101.0 million has been spent for capital expenditures in calendar year 2018 as of October 31, 2018, leaving approximately $72.0 million to spend in the remainder of calendar year 2018, including anticipated investments for U.S. summer related activities and one-time acquisition and integration related capital expenditures.

We expect that our capital plan for calendar 2019 will be approximately $139 million to $143 million, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, summer capital, real estate related capital and reimbursable investments. We expect that our total capital plan will be approximately $175 million to $180 million, including items noted above for integration and acquisitions, summer capital, real estate related projects and approximately $13 million of reimbursable investments associated with insurance recoveries and tenant improvements. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisitions of Stevens Pass, Okemo, Mount Sunapee and Crested Butte
On August 15, 2018, we borrowed $70.0 million under the term loan of our Vail Holdings Credit Agreement, primarily to fund the acquisition of Stevens Pass, which was acquired for a cash purchase price of $64.0 million. On September 27, 2018, we acquired Triple Peaks for a cash purchase price of approximately $74.4 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including repayment of lease obligations, was $229.4 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses.

Debt
As of October 31, 2018, principal payments on the majority of our long-term debt ($1,357.6 million of the total $1,539.5 million debt outstanding as of October 31, 2018) are not due until fiscal 2023 and beyond. As of October 31, 2018 and 2017, total long-term debt, net (including long-term debt due within one year) was $1,535.5 million and $1,300.7 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,160.4 million as of October 31, 2017 to $1,394.4 million as of October 31, 2018, primarily due to incremental borrowings outstanding under the term loan of our Vail Holdings Credit Agreement, as discussed above. On August 15, 2018, we amended and restated in its entirety our Vail Holdings Credit Agreement, which provides for (i) a revolving loan facility in an aggregate principal amount of $400.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million. Additionally, key modifications to the Vail Holdings Credit Agreement included, among other things, the extension of the maturity date on the revolving credit facility to August 2023. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.2 billion of variable-rate debt outstanding as of October 31, 2018. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $11.9 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2018, our Board of Directors approved a 40% increase to our quarterly cash dividend to $1.47 per share (or approximately $59.4 million per quarter based upon shares outstanding as of October 31, 2018). For the three months ended October 31, 2018, we paid cash dividends of $1.47 per share ($59.5 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the three months ended October 31, 2018, we repurchased 197,896 Vail Shares (at a total cost of approximately $50.0 million). We did not repurchase any Vail Shares during the three months ended October 31, 2017. Since inception of this stock repurchase program through October 31, 2018, we have repurchased 5,749,612 Vail Shares at a cost of approximately $323.0 million. As of October 31, 2018, 1,750,388 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2018. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Okemo, Crested Butte, Stevens Pass, Mount Sunapee or future acquisitions;

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form

10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A “Risk Factors” of our Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2018, we had approximately $1.2 billion of variable rate indebtedness, representing approximately 77.6% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2018 of 3.2%. Based on variable-rate borrowings outstanding as of October 31, 2018, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $11.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses, and foreign currency loss on intercompany loans recognized, in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2018	2017
Foreign currency translation adjustments, net of tax	$(22,636)	$(45,405)
Foreign currency loss on intercompany loans	$(2,311)	$(7,346)

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

On December 13, 2017, Kirkwood entered into a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   Under the Stipulated Order, Kirkwood agreed to be responsible for monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.  All of these amounts have been paid by third-party insurance.  The remaining remediation work required by the Stipulated Order and requested by the agencies should be completed in calendar year 2019, depending on permits and weather conditions.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 28, 2018, as of and for the year ended July 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of October 31, 2018, 57,227 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2018 - August 31, 2018	—	$—	—	1,948,284
September 1, 2018 - September 30, 2018	—	$—	—	1,948,284
October 1, 2018 - October 31, 2018	197,896	$252.66	197,896	1,750,388
Total	197,896	$252.66	197,896	1,750,388

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. As of October 31, 2018, 1,750,388 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Eighth Amended and Restated Credit Agreement, Annex A to that certain Amendment Agreement, dated as of August 15, 2018, among Vail Holdings, Inc., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo, National Association, as co-syndication Agents, and the Lenders party thereto.

10.2*	Vail Resorts, Inc. Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2018 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of October 31, 2018, July 31, 2018, and October 31, 2017; (ii) Unaudited Consolidated Condensed Statements of Operations for the three months ended October 31, 2018 and 2017; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three months ended October 31, 2018 and 2017; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the three months ended October 31, 2018 and 2017; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended October 31, 2018 and 2017; and (vi) Notes to the Consolidated Condensed Financial Statements.

*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 7, 2018	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2018	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)