Form 10-Q
period 2019-01-31
VAIL RESORTS INC
filed 2019-03-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of March 4, 2019, 40,196,699 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2019	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$158,561	$178,145	$235,460
Restricted cash	20,762	6,895	23,566
Trade receivables, net	87,721	230,829	85,428
Inventories, net	103,010	85,588	97,480
Other current assets	45,212	37,279	39,075
Total current assets	415,266	538,736	481,009
Property, plant and equipment, net (Note 7)	1,831,087	1,627,219	1,702,213
Real estate held for sale and investment	101,730	99,385	103,212
Goodwill, net (Note 7)	1,547,084	1,475,686	1,533,980
Intangible assets, net	305,885	280,572	293,149
Other assets	43,870	43,386	43,243
Total assets	$4,244,922	$4,064,984	$4,156,806
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$685,736	$504,533	$588,563
Income taxes payable	27,544	50,632	32,497
Long-term debt due within one year (Note 5)	48,493	38,455	38,433
Total current liabilities	761,773	593,620	659,493
Long-term debt, net (Note 5)	1,345,262	1,234,277	1,182,349
Other long-term liabilities (Note 7)	274,998	291,506	289,793
Deferred income taxes, net	179,794	133,918	144,393
Total liabilities	2,561,827	2,253,321	2,276,028
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,101, 46,021 and 45,857 shares issued, respectively	461	460	458
Exchangeable shares, $0.01 par value, 57, 58 and 60 shares issued and outstanding, respectively (Note 4)	1	1	1
Additional paid-in capital	1,135,709	1,137,467	1,160,243
Accumulated other comprehensive (loss) income	(13,949)	(2,227)	58,750
Retained earnings	699,045	726,722	673,065
Treasury stock, at cost, 5,905, 5,552, and 5,436 shares, respectively (Note 11)	(357,989)	(272,989)	(247,189)
Total Vail Resorts, Inc. stockholders’ equity	1,463,278	1,589,434	1,645,328
Noncontrolling interests	219,817	222,229	235,450
Total stockholders’ equity	1,683,095	1,811,663	1,880,778
Total liabilities and stockholders’ equity	$4,244,922	$4,064,984	$4,156,806
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net revenue:
Mountain and Lodging services and other	$687,119	$594,372	$831,141	$737,720
Mountain and Lodging retail and dining	162,203	140,069	238,087	216,935
Resort net revenue	849,322	734,441	1,069,228	954,655
Real Estate	256	134	354	770
Total net revenue	849,578	734,575	1,069,582	955,425
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	350,633	297,503	544,745	478,779
Mountain and Lodging retail and dining cost of products sold	63,505	57,237	98,381	92,916
General and administrative	77,362	70,736	141,741	128,599
Resort operating expense	491,500	425,476	784,867	700,294
Real Estate operating expense	1,389	1,207	2,759	2,898
Total segment operating expense	492,889	426,683	787,626	703,192
Other operating (expense) income:
Depreciation and amortization	(55,238)	(51,404)	(106,281)	(100,028)
Gain on sale of real property	—	515	—	515
Change in estimated fair value of contingent consideration (Note 8)	(700)	—	(1,900)	—
Gain on disposal of fixed assets and other, net	1,097	538	478	1,105
Income from operations	301,848	257,541	174,253	153,825
Mountain equity investment income (loss), net	160	(35)	1,110	487
Investment income and other, net	507	397	970	780
Foreign currency gain (loss) on intercompany loans (Note 5)	450	10,337	(1,861)	2,991
Interest expense, net	(21,002)	(15,973)	(39,640)	(31,147)
Income before (provision) benefit from income taxes	281,963	252,267	134,832	126,936
(Provision) benefit from income taxes	(63,973)	(3,594)	(27,568)	89,810
Net income	217,990	248,673	107,264	216,746
Net income attributable to noncontrolling interests	(11,641)	(12,982)	(8,710)	(9,440)
Net income attributable to Vail Resorts, Inc.	$206,349	$235,691	$98,554	$207,306
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$5.12	$5.82	$2.44	$5.14
Diluted net income per share attributable to Vail Resorts, Inc.	$5.02	$5.67	$2.39	$4.97
Cash dividends declared per share	$1.47	$1.053	$2.94	$2.106
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income	$217,990	$248,673	$107,264	$216,746
Foreign currency translation adjustments, net of tax	7,863	65,008	(14,773)	19,603
Comprehensive income	225,853	313,681	92,491	236,349
Comprehensive income attributable to noncontrolling interests	(12,857)	(29,831)	(5,659)	(14,688)
Comprehensive income attributable to Vail Resorts, Inc.	$212,996	$283,850	$86,832	$221,661
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive income:
Net income	—	—	—	—	207,306	—	207,306	9,440	216,746
Foreign currency translation adjustments, net of tax	—	—	—	14,355	—	—	14,355	5,248	19,603
Total comprehensive income							221,661	14,688	236,349
Stock-based compensation expense	—	—	9,412	—	—	—	9,412	—	9,412
Measurement period adjustment	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for employee taxes	4	—	(71,679)	—	—	—	(71,675)	—	(71,675)
Dividends (Note 4)	—	—	—	—	(85,226)	—	(85,226)	—	(85,226)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,265)	(5,265)
Balance, January 31, 2018	$458	$1	$1,160,243	$58,750	$673,065	$(247,189)	$1,645,328	$235,450	$1,880,778

Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive income:
Net income	—	—	—	—	98,554	—	98,554	8,710	107,264
Foreign currency translation adjustments, net of tax	—	—	—	(11,722)	—	—	(11,722)	(3,051)	(14,773)
Total comprehensive income							86,832	5,659	92,491
Stock-based compensation expense	—	—	9,900	—	—	—	9,900	—	9,900
Cumulative effect for adoption of revenue standard (Notes 2 & 3)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(11,658)	—	—	—	(11,657)	—	(11,657)
Repurchase of common stock (Note 11)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 4)	—	—	—	—	(118,714)	—	(118,714)	—	(118,714)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,071)	(8,071)
Balance, January 31, 2019	$461	$1	$1,135,709	$(13,949)	$699,045	$(357,989)	$1,463,278	$219,817	$1,683,095
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income	$107,264	$216,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,281	100,028
Stock-based compensation expense	9,900	9,412
Deferred income taxes, net	32,279	(36,728)
Other non-cash income, net	(345)	(6,994)
Changes in assets and liabilities:
Trade receivables, net	145,305	103,691
Inventories, net	(14,398)	(11,541)
Accounts payable and accrued liabilities	97,083	73,148
Deferred revenue	48,061	52,240
Income taxes payable - excess tax benefit from share award exercises	(4,711)	(53,081)
Income taxes payable - other	(18,000)	(12,623)
Other assets and liabilities, net	(2,538)	(550)
Net cash provided by operating activities	506,181	433,748
Cash flows from investing activities:
Capital expenditures	(113,531)	(87,367)
Acquisition of businesses, net of cash acquired	(292,610)	(1,356)
Cash received from the sale of real property	—	515
Other investing activities, net	1,817	6,443
Net cash used in investing activities	(404,324)	(81,765)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	335,625	95,000
Proceeds from borrowings under Whistler Credit Agreement	7,667	11,920
Repayments of borrowings under Vail Holdings Credit Agreement	(211,875)	(133,750)
Repayments of borrowings under Whistler Credit Agreement	(11,193)	(29,140)
Employee taxes paid for share award exercises	(11,657)	(71,675)
Dividends paid	(118,714)	(85,226)
Repurchases of common stock	(85,000)	—
Other financing activities, net	(9,864)	(9,277)
Net cash used in financing activities	(105,011)	(222,148)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,563)	1,529
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,717)	131,364
Cash, cash equivalents and restricted cash:
Beginning of period	185,040	127,662
End of period	$179,323	$259,026
Non-cash investing activities:
Accrued capital expenditures	$22,731	$12,097
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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of Perisher are conducted pursuant to a long-term lease and license on land owned by the government of New South Wales, Australia. Okemo, Mount Sunapee and Stowe operate on land leased from the respective states in which the resorts are located and on land owned by the Company.

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand, as well as other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts, National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park, a Colorado resort ground transportation company and mountain resort golf courses.

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

Recently Issued Accounting Standards
Adopted Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Topic 605. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments, which did not change the core principle of the guidance and were intended to clarify and improve understanding of certain topics included within the revenue standard. On August 1, 2018, the Company adopted this standard using the modified retrospective transition method for contracts which were not completed as of August 1, 2018. In accordance with this transition method, results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting methodology under Topic 605. On August 1, 2018, as a result of adopting this standard, the Company recorded an approximate $7.5 million reduction of retained earnings with a corresponding increase in accounts payable and accrued liabilities, which was primarily associated with the measurement of the loyalty reward programs under the new standard at an estimated fair value of underlying products or services expected to be delivered to satisfy the Company’s obligations associated with such loyalty programs. The application of this standard had an immaterial impact on total net revenue and net income attributable to Vail Resorts, Inc. for the three and six months ended January 31, 2019.

In accordance with the new revenue recognition standard disclosure requirements, the impact of adoption of Topic 606 on the Consolidated Condensed Balance Sheet as of January 31, 2019 was as follows (in thousands):

	As of January 31, 2019
Balance Sheet	Balances Without Adoption of Topic 606	Adjustments	As Reported (Under Topic 606)
Liabilities
Accounts payable and accrued liabilities	$677,683	$8,053	$685,736
Stockholders’ equity
Retained earnings	$707,098	$(8,053)	$699,045

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that a statement of cash flows present the change during a period for the total of cash, cash equivalents and restricted cash. Historically, under previous guidance, changes in restricted cash have been included within operating, investing or financing activities, which were eliminated under the new standard. The Company adopted this standard as of August 1, 2018, which required retrospective application to all periods presented. As a result, cash provided by operating activities during the six months ended January 31, 2018 increased by $12.8 million under the new guidance as compared to what was reported under the previously required guidance. Additionally, due to the inclusion of restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash as of January 31, 2018 and July 31, 2017 increased $23.6 million and $10.3 million, respectively, as compared to what was reported under the previously required guidance. As of January 31, 2019, the Company’s restricted cash balance is primarily associated with customer reservations deposits that are required to be held in a trust pursuant to statutory requirements until such reservations are fulfilled.

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

3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•
Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and season passes; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at Perisher. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of season passes. Deferred revenue is recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of season pass holder visits relative to total expected visits. Total expected visits are estimated based on historical data, and the Company believes this estimate provides a faithful depiction of its customers’ season pass usage. When sufficient historical data to determine usage patterns is not available, deferred revenue is recognized on a straight-line basis throughout the ski season. The Company also includes other sources of revenue, mostly related to commercial leasing, and employee housing leasing arrangements within other mountain revenue.

•
Lodging revenue is derived from a wide variety of sources, including, among other things: revenue from owned hotel rooms and managed hotel rooms; revenue from hotel dining operations; transportation revenue which relates to the Company’s Colorado resort ground transportation operations; and other lodging revenue which includes property management services, managed properties other costs reimbursements, private golf club revenue (which includes both club dues and amortization of initiation fees), and golf course fees. Lodging revenue also includes managed hotel property payroll cost reimbursements related to payroll costs at managed properties where the Company is the employer, which are reimbursed by the owner with no added margin. Therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. Other than revenue from dining operations, lodging revenue is mostly recognized over time as performance obligations are satisfied as control of the service (e.g. nightly hotel room access) is transferred to the customer.

•
Real estate revenue primarily relates to the sale of development land parcels. Real estate revenue is generally recognized at a point in time when performance obligations have been satisfied, which is usually upon closing of the sales transaction and in an amount that reflects the consideration to which the Company expects to be entitled.

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

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2019 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Mountain net revenue:
Lift	$447,558	$381,912	$472,243	$407,380
Ski School	92,244	80,116	96,516	84,554
Dining	65,409	53,910	83,701	72,212
Retail/Rental	128,436	115,446	171,778	160,853
Other	42,426	39,518	96,841	94,028
Total Mountain net revenue	$776,073	$670,902	$921,079	$819,027
Lodging net revenue:
Owned hotel rooms	$11,548	$11,353	$31,147	$30,988
Managed condominium rooms	28,046	23,358	39,164	33,529
Dining	10,189	7,869	26,318	23,749
Transportation	7,722	7,460	10,196	10,013
Golf	—	—	9,459	8,767
Other	12,120	9,914	24,588	21,688
	69,625	59,954	140,872	128,734
Payroll cost reimbursements	3,624	3,585	7,277	6,894
Total Lodging net revenue	$73,249	$63,539	$148,149	$135,628
Total Resort net revenue	$849,322	$734,441	$1,069,228	$954,655
Total Real Estate net revenue	256	134	354	770
Total net revenue	$849,578	$734,575	$1,069,582	$955,425

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

Contract Balances
Contract liabilities are recorded as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments received in advance of satisfying our performance obligations related to sales of season passes prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American season pass selling window, which generally begins in the fourth quarter of its fiscal year. Deferred revenue balances of a short-term nature were $346.4 million and $282.1 million as of January 31, 2019 and July 31, 2018, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $125.4 million and $126.5 million as of January 31, 2019 and July 31, 2018, respectively. For the three and six months ended January 31, 2019, the Company recognized approximately $128.7 million and $155.2 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2018. As of January 31, 2019, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 17 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $87.7 million and $230.8 million as of January 31, 2019 and July 31, 2018, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.

Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company recognizes these amounts as assets when they are paid prior to the start of the ski season. As of January 31, 2019, $5.2 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. The Company recorded amortization of $5.4 million for these costs during the three months ended January 31, 2019, which were recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.
Utilizing the practical expedient provided for under Topic 606, the Company has elected to expense credit card fees and sales commissions related to non-season ski pass products and services as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statements of Operations.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$206,349	$206,349	$235,691	$235,691
Weighted-average Vail Shares outstanding	40,271	40,271	40,414	40,414
Weighted-average Exchangeco Shares outstanding	57	57	61	61
Total Weighted-average shares outstanding	40,328	40,328	40,475	40,475
Effect of dilutive securities	—	798	—	1,119
Total shares	40,328	41,126	40,475	41,594
Net income per share attributable to Vail Resorts	$5.12	$5.02	$5.82	$5.67

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 56,000 and 5,000 for the three months ended January 31, 2019 and 2018, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2019 and 2018 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$98,554	$98,554	$207,306	$207,306
Weighted-average Vail Shares outstanding	40,359	40,359	40,281	40,281
Weighted-average Exchangeco Shares outstanding	57	57	62	62
Total Weighted-average shares outstanding	40,416	40,416	40,343	40,343
Effect of dilutive securities	—	870	—	1,346
Total shares	40,416	41,286	40,343	41,689
Net income per share attributable to Vail Resorts	$2.44	$2.39	$5.14	$4.97

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 40,000 and 5,000 for the six months ended January 31, 2019 and 2018, respectively.

Net income attributable to Vail Resorts decreased by approximately $108.8 million for the six months ended January 31, 2019 compared to the prior year primarily due to a decrease in excess tax benefits of $48.4 million, which resulted primarily from employee exercises of in-the-money stock appreciation rights, and a one-time, provisional net tax benefit of approximately $64.6 million recorded during the three and six months ended January 31, 2018, which was the result of comprehensive U.S. tax legislation, commonly referred to as the “Tax Act,” which was enacted by the U.S. government on December 22, 2017. Both of these items were recorded within (provision) benefit from income taxes on the Company’s Consolidated Condensed Statement of Operations.

Dividends
During the three and six months ended January 31, 2019, the Company paid cash dividends of $1.47 and $2.94 per share, respectively ($59.2 million and $118.7 million, respectively, in the aggregate). During the three and six months ended January 31, 2018, the Company paid cash dividends of $1.053 and $2.106 per share, respectively ($42.6 million and $85.2 million, respectively, in the aggregate). On March 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $1.76 per share for Vail Shares, payable on April 11, 2019 to stockholders of record as of March 27, 2019. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 11, 2019 to the shareholders of record on March 27, 2019.

5.    Long-Term Debt
Long-term debt, net as of January 31, 2019, July 31, 2018 and January 31, 2018 is summarized as follows (in thousands):

	Maturity	January 31, 2019	July 31, 2018	January 31, 2018
Vail Holdings Credit Agreement term loan (a)	2023	$938,125	$684,375	$703,125
Vail Holdings Credit Agreement revolver (a)	2023	—	130,000	30,000
Whistler Credit Agreement revolver (b)	2023	60,904	65,353	97,571
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	337,385	334,509	331,647
Other	2024-2028	8,656	9,270	9,590
Total debt		1,397,645	1,276,082	1,224,508
Less: Unamortized debt issuance costs		3,890	3,350	3,726
Less: Current maturities (c)		48,493	38,455	38,433
Long-term debt, net		$1,345,262	$1,234,277	$1,182,349

(a)
On August 15, 2018, in order to fund the Stevens Pass and Triple Peaks acquisitions (see Note 6, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders agreed to provide an additional $265.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to August 15, 2023. The Vail Holdings Credit Agreement consists of a $400.0 million revolving credit facility and a $950.0 million term loan facility. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $1.2 billion and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $11.9 million, which began on January 31, 2019, in equal installments, for a total of five percent of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in August 2023. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.50% as of January 31, 2019 (4.00% as of January 31, 2019). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.3% as of January 31, 2019). The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the ratio of Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2019, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2023. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of January 31, 2019, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of January 31, 2019, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.92%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2019 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2019 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2019 (February 2019 through July 2019)	$24,091
2020	48,516
2021	48,580
2022	48,648
2023	48,719
Thereafter	1,179,091
Total debt	$1,397,645

The Company recorded gross interest expense of $21.0 million and $16.0 million for the three months ended January 31, 2019 and 2018, respectively, of which $0.4 million and $0.3 million, respectively were amortization of deferred financing costs. The Company recorded gross interest expense of $39.6 million and $31.1 million for the six months ended January 31, 2019 and 2018, respectively, of which $0.7 million and $0.6 million, respectively, were amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.5 million and $(1.9) million, respectively, of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2019 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $10.3 million and $3.0 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2018 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Stevens Pass Resort
On August 15, 2018, the Company, through a wholly-owned subsidiary, acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for total cash consideration of $64.0 million, after adjustments for certain agreed-upon terms. The Company borrowed $70.0 million on August 15, 2018 under its Vail Holdings Credit Agreement term loan (see Note 5, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The acquisition included the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

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

The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Stevens Pass and other factors, and is expected to be deductible for income tax purposes. The Company recognized $1.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the six months ended January 31, 2019. The operating results of Stevens Pass are reported within the Mountain segment prospectively from the date of acquisition.

Okemo Mountain Resort, Crested Butte Resort and Mount Sunapee Resort
On September 27, 2018, the Company, through a wholly-owned subsidiary, acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations of the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.1 million, for which the Company utilized cash on hand and borrowed $195.6 million under the Vail Holdings Credit Agreement term loan (see Note 5, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The Company obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$5,197
Property, plant and equipment	159,799
Goodwill	52,706
Identifiable intangible assets	27,661
Deferred income taxes, net	3,522
Liabilities	(19,792)
Net assets acquired	$229,093

Identifiable intangible assets acquired in the transaction were primarily related to property management contracts and trade names. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the six months ended January 31, 2019. The operating results of Triple Peaks are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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

Three Months Ended January 31,
2018
Pro forma net revenue	$788,466
Pro forma net income attributable to Vail Resorts, Inc.	$242,039
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$5.98
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$5.82

	Six Months Ended January 31,
	2019	2018
Pro forma net revenue	$1,077,107	$1,023,704
Pro forma net income attributable to Vail Resorts, Inc.	$99,576	$206,318
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.46	$5.11
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.41	$4.95

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2019	July 31, 2018	January 31, 2018
Land and land improvements	$617,492	$552,271	$559,135
Buildings and building improvements	1,280,972	1,193,528	1,206,465
Machinery and equipment	1,139,443	1,007,250	1,046,134
Furniture and fixtures	323,406	283,694	298,932
Software	122,038	113,699	116,210
Vehicles	65,642	60,697	62,172
Construction in progress	23,342	59,579	25,556
Gross property, plant and equipment	3,572,335	3,270,718	3,314,604
Accumulated depreciation	(1,741,248)	(1,643,499)	(1,612,391)
Property, plant and equipment, net	$1,831,087	$1,627,219	$1,702,213

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2019	July 31, 2018	January 31, 2018
Trade payables	$106,183	$80,793	$94,680
Deferred revenue	346,356	282,103	292,336
Accrued salaries, wages and deferred compensation	66,090	40,034	52,329
Accrued benefits	37,991	33,963	35,109
Deposits	52,867	26,646	43,457
Other liabilities	76,249	40,994	70,652
Total accounts payable and accrued liabilities	$685,736	$504,533	$588,563

The composition of other long-term liabilities follows (in thousands):

	January 31, 2019	July 31, 2018	January 31, 2018
Private club deferred initiation fee revenue	$112,065	$114,319	$116,726
Unfavorable lease obligation, net	20,450	21,839	23,309
Other long-term liabilities	142,483	155,348	149,758
Total other long-term liabilities	$274,998	$291,506	$289,793

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the six months ended January 31, 2019 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2018	$1,407,787	$67,899	$1,475,686
Acquisitions	81,584	—	81,584
Effects of changes in foreign currency exchange rates	(10,186)	—	(10,186)
Balance at January 31, 2019	$1,479,185	$67,899	$1,547,084

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

	Estimated Fair Value Measurement as of January 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,031	$3,031	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$6,774	$—	$6,774	$—
Liabilities:
Contingent Consideration	$23,733	$—	$—	$23,733

	Estimated Fair Value Measurement as of July 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,021	$3,021	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$11,249	$—	$11,249	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

	Estimated Fair Value Measurement as of January 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,013	$3,013	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,162	$—	$7,162	$—
Liabilities:
Contingent Consideration	$23,754	$—	$—	$23,754

The Company’s cash equivalents are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the six months ended January 31, 2019 and 2018 were as follows (in thousands):

Balance as of July 31, 2018 and 2017, respectively	$21,900	$27,400
Payments	(67)	(3,646)
Change in estimated fair value	1,900	—
Balance as of January 31, 2019 and 2018, respectively	$23,733	$23,754

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.3%, volatility of 17.5% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.9 million to $6.0 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2019, the Company made a payment to the landlord for Contingent Consideration of approximately $0.1 million and recorded an increase of $1.9 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2019. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $23.7 million, which is reflected in other long-term liabilities in the Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2019, July 31, 2018 and January 31, 2018, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2019, the Company had various letters of credit outstanding totaling $76.5 million, consisting of $53.4 million to support the Employee Housing Bonds, $18.1 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles, and $5.0 million related to the Stevens Pass acquisition. The Company also had surety bonds of $10.4 million as of January 31, 2019, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of January 31, 2019, July 31, 2018 and January 31, 2018, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net revenue:
Lift	$447,558	$381,912	$472,243	$407,380
Ski school	92,244	80,116	96,516	84,554
Dining	65,409	53,910	83,701	72,212
Retail/rental	128,436	115,446	171,778	160,853
Other	42,426	39,518	96,841	94,028
Total Mountain net revenue	776,073	670,902	921,079	819,027
Lodging	73,249	63,539	148,149	135,628
Total Resort net revenue	849,322	734,441	1,069,228	954,655
Real Estate	256	134	354	770
Total net revenue	$849,578	$734,575	$1,069,582	$955,425
Segment operating expense:
Mountain	$424,008	$365,605	$646,371	$572,689
Lodging	67,492	59,871	138,496	127,605
Resort	491,500	425,476	784,867	700,294
Real Estate	1,389	1,207	2,759	2,898
Total segment operating expense	$492,889	$426,683	$787,626	$703,192
Gain on sale of real property	$—	$515	$—	$515
Mountain equity investment income (loss), net	$160	$(35)	$1,110	$487
Reported EBITDA:
Mountain	$352,225	$305,262	$275,818	$246,825
Lodging	5,757	3,668	9,653	8,023
Resort	357,982	308,930	285,471	254,848
Real Estate	(1,133)	(558)	(2,405)	(1,613)
Total Reported EBITDA	$356,849	$308,372	$283,066	$253,235
Real estate held for sale and investment	$101,730	$103,212	$101,730	$103,212
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$356,849	$308,372	$283,066	$253,235
Depreciation and amortization	(55,238)	(51,404)	(106,281)	(100,028)
Change in estimated fair value of contingent consideration	(700)	—	(1,900)	—
Gain on disposal of fixed assets and other, net	1,097	538	478	1,105
Investment income and other, net	507	397	970	780
Foreign currency gain (loss) on intercompany loans	450	10,337	(1,861)	2,991
Interest expense, net	(21,002)	(15,973)	(39,640)	(31,147)
Income before (provision) benefit from income taxes	281,963	252,267	134,832	126,936
(Provision) benefit from income taxes	(63,973)	(3,594)	(27,568)	89,810
Net income	217,990	248,673	107,264	216,746
Net income attributable to noncontrolling interests	(11,641)	(12,982)	(8,710)	(9,440)
Net income attributable to Vail Resorts, Inc.	$206,349	$235,691	$98,554	$207,306

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased 155,111 and 353,007 Vail Shares, respectively (at a total cost of approximately $35.0 million and $85.0 million, respectively), during the three and six months ended January 31, 2019. The Company did not repurchase any Vail Shares during the three or six months ended January 31, 2018. Since inception of its share repurchase program through January 31, 2019, the Company has repurchased 5,904,723 Vail Shares for approximately $358.0 million. As of January 31, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

12.    Subsequent Event
On February 21, 2019, the Company, through a wholly-owned subsidiary, announced it had entered into an agreement to purchase the ski resorts at Falls Creek Alpine Resort ("Falls Creek") and Hotham Alpine Resort ("Hotham") in Victoria, Australia. The Company will purchase Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a purchase price of approximately AU$174 million, subject to certain adjustments at closing, including an increase (or reduction) in the purchase price for operating losses (or gains) incurred for the period from December 29, 2018 through closing. The acquisition includes the ski school, retail/rental, reservation and property management operations at both resort areas. The Company expects to record the transaction as a business combination which is expected to close prior to the commencement of the Australian ski season in June 2019, subject to certain closing conditions, including regulatory approvals. The Company expects to fund the cash purchase price through cash on-hand and/or incremental borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2019 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2019 and 2018 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2018.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under United States generally accepted accounting principles (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of Reported EBITDA to net income attributable to Vail Resorts, Inc. and Net Debt to long-term debt, net.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for Perisher, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from Perisher occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and Perisher is typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of Perisher’s peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first and fourth fiscal quarters are primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Perisher operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 58% and 57% of Mountain net revenue for the three months ended January 31, 2019 and 2018, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2019, Destination guests comprised approximately 53% of our North American mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 47% of our North American mountain resort skier visits (excluding complimentary access), which compares to 56% and 44%, respectively, for the three months ended January 31, 2018. Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of season pass products for all of our mountain resorts and ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation.

Lift revenue consists of season pass lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). For the three months ended January 31, 2019 and 2018, approximately 53% and 56%, respectively, of our total lift revenue recognized was comprised of pass revenue. Pass revenue recognized in our second fiscal quarter represents approximately 51% and 53% of our total North American pass sales for the 2018/2019 and 2017/2018 North American ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30.

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

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended January 31, 2019 and 2018. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During fiscal year 2018, pass revenue represented approximately 47% of total lift revenue. Due to increased pass sales for the 2018/2019 North American ski season compared to the 2017/2018 North American ski season, pass revenue increased approximately $25.8 million, or 12.1%, for the three months ended January 31, 2019 compared to the same period in the prior year. Additionally, deferred revenue related to North American pass sales was approximately $234.0 million as of January 31, 2019 (compared to approximately $192.0 million as of January 31, 2018), which will be almost entirely recognized as lift revenue during our third fiscal quarter ending April 30, 2019, subject to final adjustments required under U.S. GAAP.

•
Destination guest visitation at our North American resorts was less than expected in the pre-holiday period. However, our Destination guest visitation was largely in line with expectations during the key holiday weeks and through the remainder of January. Throughout the quarter, with the favorable conditions at our U.S. resorts, we saw strong growth among our Local guests, who are primarily pass purchasers. Our Tahoe resorts and Whistler Blackcomb saw periods of strong visitation in the holiday and post-holiday periods, but were also impacted by increased weather variability at those resorts over the holidays and lower than expected Destination visitation. While weather conditions have generally remained positive or have improved at our U.S. resorts and at Whistler Blackcomb through January 31, 2019, we cannot predict the impact that the pre-holiday period results or future weather conditions will have on our skier visitation and results of operations for the remainder of the 2018/2019 North American ski season.

•
Key North American economic indicators have remained steady into calendar year 2019, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2018/2019 North American ski season.

•
As of January 31, 2019, we had $317.9 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $400.0 million less certain letters of credit outstanding of $82.1 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2019, we had C$219.1 million ($166.8 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($228.4 million) less outstanding borrowings of C$80.0 million ($60.9 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

•
On February 21, 2019, through a wholly-owned subsidiary, we announced we had entered into an agreement to purchase the ski resorts at Falls Creek Alpine Resort ("Falls Creek") and Hotham Alpine Resort ("Hotham") in Victoria, Australia. We will purchase Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a purchase price of approximately AU$174 million, subject to certain adjustments at closing, including an increase (or reduction) in the purchase price for operating losses (or gains) incurred for the period from December 29, 2018 through closing. The acquisition includes the ski school, retail/rental, reservation and property management operations at both resort areas. We expect to record the transaction as a business combination which is expected to close prior to the commencement of the Australian ski season in June 2019, subject to certain closing conditions, including regulatory approvals. We expect to fund the cash purchase price through cash on-hand and/or incremental borrowings.

•
On August 15, 2018, through a wholly-owned subsidiary, we acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for a total purchase price of $64.0 million. We borrowed $70.0 million on August 15, 2018 under the term loan of our Vail Holdings Credit Agreement primarily to fund the acquisition of Stevens Pass. Additionally, on September 27, 2018, we acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to satisfy the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.1 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses. We expect that the acquisitions of Stevens Pass and Triple Peaks will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stevens Pass and Triple Peaks and the ultimate impact the new resorts will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2019, compared to the three and six months ended January 31, 2018 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Mountain Reported EBITDA	$352,225	$305,262	$275,818	$246,825
Lodging Reported EBITDA	5,757	3,668	9,653	8,023
Resort Reported EBITDA	$357,982	$308,930	$285,471	$254,848
Real Estate Reported EBITDA	$(1,133)	$(558)	$(2,405)	$(1,613)
Income before (provision) benefit from income taxes	$281,963	$252,267	$134,832	$126,936
Net income attributable to Vail Resorts, Inc.	$206,349	$235,691	$98,554	$207,306

Net income attributable to Vail Resorts, Inc. decreased by approximately $108.8 million for the six months ended January 31, 2019 compared to the prior year primarily due to a decrease in excess tax benefits of $48.4 million, which resulted primarily from employee exercises of in-the-money stock appreciation rights, and a one-time, provisional net tax benefit of approximately $64.6 million recorded during the three and six months ended January 31, 2018, which was the result of comprehensive U.S. tax legislation, commonly referred to as the “Tax Act,” which was enacted by the U.S. government on December 22, 2017. The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Stevens Pass and Triple Peaks prospectively from the dates of acquisition of August 15, 2018 and September 27, 2018, respectively.

Mountain Segment
Three months ended January 31, 2019 compared to the three months ended January 31, 2018
Mountain segment operating results for the three months ended January 31, 2019 and 2018 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Net Mountain revenue:
Lift	$447,558	$381,912	17.2%
Ski school	92,244	80,116	15.1%
Dining	65,409	53,910	21.3%
Retail/rental	128,436	115,446	11.3%
Other	42,426	39,518	7.4%
Total Mountain net revenue	776,073	670,902	15.7%
Mountain operating expense:
Labor and labor-related benefits	172,818	144,240	19.8%
Retail cost of sales	43,721	40,540	7.8%
Resort related fees	39,830	34,257	16.3%
General and administrative	65,847	59,609	10.5%
Other	101,792	86,959	17.1%
Total Mountain operating expense	424,008	365,605	16.0%
Mountain equity investment income (loss), net	160	(35)	557.1%
Mountain Reported EBITDA	$352,225	$305,262	15.4%

Total skier visits	6,521	5,133	27.0%
ETP	$68.63	$74.40	(7.8)%

Mountain Reported EBITDA includes $4.3 million and $4.0 million of stock-based compensation expense for the three months ended January 31, 2019 and 2018, respectively.

Mountain Reported EBITDA increased $47.0 million, or 15.4%. This increase was primarily the result of strong North American pass sales growth for the 2018/2019 North American ski season, the incremental operations of Triple Peaks and Stevens Pass (acquired in September 2018 and August 2018, respectively) and improved conditions across our western U.S. resorts, which helped drive a strong rebound in visitation and spending, particularly during the key holiday weeks. Although our Destination guest visitation was less than expected in the pre-holiday period, results over the holidays were generally in line with our expectations, which, when combined with incremental skier visits from Triple Peaks and Stevens Pass, resulted in an increase in total skier visitation of 27.0% for the three months ended January 31, 2019 compared to the three months ended January 31, 2018. Mountain segment results include $2.9 million and $1.4 million of acquisition and integration related expenses for the three months ended January 31, 2019 and 2018, respectively. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were adversely affected by a decrease in the Canadian dollar exchange rate as compared to the prior year.

Lift revenue increased $65.6 million, or 17.2%, due to increases in both pass revenue and non-pass revenue, and incremental revenue from Triple Peaks and Stevens Pass. Pass revenue increased 12.1%, which was driven by a combination of an increase in pricing and units sold and was also favorably impacted by increased pass sales to Destination guests as well as military guests through the introduction of the Military Epic Pass. Non-pass revenue increased 24.1% primarily due to increased non-pass visitation at our western U.S. resorts, which benefited from improved conditions as compared to the prior year and an increase in total non-pass ETP of 8.3%, as well as incremental non-pass skier visitation at Triple Peaks and Stevens Pass. Total ETP decreased $5.77, or 7.8%, primarily due to higher visitation by season pass holders during the three months ended January 31, 2019 as compared to the three months ended January 31, 2018, as well as the impact of the introduction of the new Military Epic Pass, partially offset by price increases in both our lift ticket and season pass products.

Ski school revenue increased $12.1 million, or 15.1%, and dining revenue increased $11.5 million, or 21.3%, primarily as a result of incremental revenue from Triple Peaks and Stevens Pass and increased revenue at our other U.S. resorts as a result of higher skier visitation.

Retail/rental revenue increased $13.0 million, or 11.3%, for which retail sales increased $8.2 million, or 10.5%, and rental revenue increased $4.8 million, or 12.8%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts and other stores in Colorado, as well as incremental revenue from Triple Peaks and Stevens Pass. However, these increases were partially offset by a decrease in sales at Whistler Blackcomb.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $2.9 million, or 7.4%, primarily attributable to increases in marketing revenue, mountain activities and services revenue and incremental revenue from Triple Peaks and Stevens Pass.

Operating expense increased $58.4 million, or 16.0%, which includes incremental operating expenses from Triple Peaks and Stevens Pass.

Labor and labor-related benefits increased 19.8% primarily due to incremental labor expenses from Triple Peaks and Stevens Pass and increased staffing levels at our western U.S. resorts as compared to the prior year due to historic low snowfall during the three months ended January 31, 2018, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 7.8%, compared to an increase in retail sales of 10.5%. Resort related fees increased 16.3% primarily due to increases in revenue on which those fees are based and incremental expenses from Triple Peaks and Stevens Pass. General and administrative expense increased 10.5% due to incremental expenses from Triple Peaks and Stevens Pass, higher variable compensation accruals and an increase in allocated corporate overhead costs primarily associated with marketing. Other expense increased 17.1% primarily due to incremental expenses from Triple Peaks and Stevens Pass and an increase in pass partnership alliance expense, as well as increases in variable expenses associated with increases in revenue, partially offset by a decrease in professional services expense. Additionally, other expense includes $2.9 million and $1.4 million of acquisition and integration related expenses for the three months ended January 31, 2019 and 2018, respectively.

Mountain equity investment income (loss), net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2019 compared to the six months ended January 31, 2018
Mountain segment operating results for the six months ended January 31, 2019 and 2018 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Net Mountain revenue:
Lift	$472,243	$407,380	15.9%
Ski school	96,516	84,554	14.1%
Dining	83,701	72,212	15.9%
Retail/rental	171,778	160,853	6.8%
Other	96,841	94,028	3.0%
Total Mountain net revenue	921,079	819,027	12.5%
Mountain operating expense:
Labor and labor-related benefits	249,068	217,896	14.3%
Retail cost of sales	66,137	63,481	4.2%
Resort related fees	43,194	37,383	15.5%
General and administrative	120,550	108,933	10.7%
Other	167,422	144,996	15.5%
Total Mountain operating expense	646,371	572,689	12.9%
Mountain equity investment income, net	1,110	487	127.9%
Mountain Reported EBITDA	$275,818	$246,825	11.7%

Total skier visits	7,028	5,631	24.8%
ETP	$67.19	$72.35	(7.1)%

Mountain Reported EBITDA includes $8.2 million and $7.8 million of stock-based compensation expense for the six months ended January 31, 2019 and 2018, respectively.

Mountain Reported EBITDA increased $29.0 million, or 11.7%. This increase was primarily the result of strong North American pass sales growth for the 2018/2019 North American ski season, the incremental operations of Triple Peaks and Stevens Pass (acquired in September 2018 and August 2018, respectively) and improved conditions across our western U.S. resorts, which helped drive a strong rebound in visitation and spending, particularly during the key holiday weeks, as discussed above. Total skier visitation increased 24.8% for the six months ended January 31, 2019 compared to the six months ended January 31, 2018. Mountain segment results include $9.5 million and $2.2 million of acquisition and integration related expenses for the six months ended January 31, 2019 and 2018, respectively. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were adversely affected by a decrease in the Canadian dollar exchange rate as compared to the prior year.

As our North American resorts opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift and ski school revenues for the six months ended January 31, 2019 and 2018 are unchanged as compared to those same components for the three months ended January 31, 2019 and 2018. Accordingly, the primary basis for the changes to these components of our North American resorts for the six months ended January 31, 2019 as compared to the prior period are discussed under the section heading “Three months ended January 31, 2019 compared to the three months ended January 31, 2018.” Additionally, Perisher lift revenue decreased $0.8 million, or 3.1%, and ski school revenue decreased $0.2 million, or 3.7%, as a result of a decrease in the Australian dollar exchange rate as compared to the prior year, which negatively impacted the translation of Perisher’s results on a U.S. dollar basis. On an Australian dollar basis, Perisher generated increases of AU$1.8 million, or 5.5%, in lift revenue and AU$0.2 million, or 3.8%, in ski school revenue, primarily due to a 1.8% increase in skier visitation.

Dining revenue increased $11.5 million, or 15.9%, primarily as a result of incremental revenue at Triple Peaks and Stevens Pass and increased revenue at our other U.S. resorts as a result of higher skier visitation.

Retail/rental revenue increased $10.9 million, or 6.8%, for which retail revenue increased $7.0 million, or 6.0%, and rental revenue increased $3.9 million, or 8.9%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts and other stores in Colorado, as well as incremental revenue from Triple Peaks and Stevens Pass. However, these increases were partially offset by removing the low-margin golf product line, store closures and a decrease in sales at Whistler Blackcomb.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Perisher lodging and transportation revenue. Other revenue increased $2.8 million, or 3.0%, primarily attributable to increases in marketing revenue, mountain activities and services revenue and incremental revenue from Triple Peaks and Stevens Pass.

Operating expense increased $73.7 million, or 12.9%, which includes incremental operating expenses from Stevens Pass and Triple Peaks, which were recorded prospectively from their dates of acquisition of August 15, 2018 and September 27, 2018, respectively. Additionally, operating expense includes $9.5 million and $2.2 million of acquisition and integration related expenses for the six months ended January 31, 2019 and 2018, respectively.

Labor and labor-related benefits increased 14.3% primarily due to incremental labor expenses from Triple Peaks and Stevens Pass and increased staffing levels at our western U.S. resorts as compared to the prior year due to historic low snowfall during the six months ended January 31, 2018, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 4.2%, compared to an increase in retail sales of 6.0%. Resort related fees increased 15.5% primarily due to increases in revenue on which those fees are based and incremental expenses from Triple Peaks and Stevens Pass. General and administrative expense increased 10.7% primarily due to incremental expenses from Triple Peaks and Stevens Pass, an increase in variable compensation accruals and an increase in allocated corporate overhead costs primarily associated with marketing and information technology. Other expense increased 15.5% primarily due to incremental expenses from Triple Peaks and Stevens Pass, an increase in acquisition and integration related expenses and an increase in pass partnership alliance expense, as well as increases in variable expenses associated with increases in revenue, partially offset by a decrease in professional services expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2019 compared to the three months ended January 31, 2018
Lodging segment operating results for the three months ended January 31, 2019 and 2018 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Lodging net revenue:
Owned hotel rooms	$11,548	$11,353	1.7%
Managed condominium rooms	28,046	23,358	20.1%
Dining	10,189	7,869	29.5%
Transportation	7,722	7,460	3.5%
Other	12,120	9,914	22.3%
	69,625	59,954	16.1%
Payroll cost reimbursements	3,624	3,585	1.1%
Total Lodging net revenue	73,249	63,539	15.3%
Lodging operating expense:
Labor and labor-related benefits	32,173	27,556	16.8%
General and administrative	11,515	11,127	3.5%
Other	20,180	17,603	14.6%
	63,868	56,286	13.5%
Reimbursed payroll costs	3,624	3,585	1.1%
Total Lodging operating expense	67,492	59,871	12.7%
Lodging Reported EBITDA	$5,757	$3,668	57.0%

Owned hotel statistics:
ADR	$269.45	$278.82	(3.4)%
RevPAR	$177.04	$175.04	1.1%
Managed condominium statistics:
ADR	$407.11	$435.15	(6.4)%
RevPAR	$145.76	$166.77	(12.6)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$372.43	$389.35	(4.3)%
RevPAR	$150.61	$168.43	(10.6)%
(1) Owned hotel and managed condominium statistics (combined) for the three months ended January 31, 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended January 31, 2019 and 2018. Lodging Reported EBITDA increased $2.1 million, or 57.0%, primarily due to the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $4.7 million, or 20.1%, primarily due to incremental revenue from our managed lodging properties at Okemo and Crested Butte, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year.

Dining revenue increased $2.3 million, or 29.5%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties, as well as increased dining revenue at our other Colorado lodging properties. Transportation revenue increased $0.3 million, or 3.5%, primarily due to increased passenger volume. Other revenue increased $2.2 million, or 22.3%, primarily due to incremental revenue from our lodging properties at Okemo and Crested Butte and an increase in revenue from our central reservations booking service.

Operating expense (excluding reimbursed payroll costs) increased 13.5%. Labor and labor related benefits increased 16.8% primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. General and administrative expense increased 3.5% due to higher corporate overhead costs. Other expenses increased 14.6% primarily due to incremental costs from Okemo and Crested Butte.

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

Six months ended January 31, 2019 compared to the six months ended January 31, 2018
Lodging segment operating results for the six months ended January 31, 2019 and 2018 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Lodging net revenue:
Owned hotel rooms	$31,147	$30,988	0.5%
Managed condominium rooms	39,164	33,529	16.8%
Dining	26,318	23,749	10.8%
Transportation	10,196	10,013	1.8%
Golf	9,459	8,767	7.9%
Other	24,588	21,688	13.4%
	140,872	128,734	9.4%
Payroll cost reimbursements	7,277	6,894	5.6%
Total Lodging net revenue	148,149	135,628	9.2%
Lodging operating expense:
Labor and labor-related benefits	65,624	59,648	10.0%
General and administrative	21,191	19,666	7.8%
Other	44,404	41,397	7.3%
	131,219	120,711	8.7%
Reimbursed payroll costs	7,277	6,894	5.6%
Total Lodging operating expense	138,496	127,605	8.5%
Lodging Reported EBITDA	$9,653	$8,023	20.3%

Owned hotel statistics:
ADR	$245.76	$245.08	0.3%
RevPAR	$167.47	$167.54	—%
Managed condominium statistics:
ADR	$323.44	$331.95	(2.6)%
RevPAR	$103.33	$110.45	(6.4)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$294.63	$295.74	(0.4)%
RevPAR	$117.21	$125.18	(6.4)%
(1) Owned hotel and managed condominium statistics (combined) for the six months ended January 31, 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.

Lodging Reported EBITDA includes $1.6 million of stock-based compensation expense for both the six months ended January 31, 2019 and 2018. Lodging Reported EBITDA increased $1.6 million, or 20.3%, primarily due to the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $5.6 million, or 16.8%, primarily due to incremental revenue from Crested Butte and Okemo, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year.

Dining revenue increased $2.6 million, or 10.8%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties, as well as increased dinning revenue at our other Colorado lodging properties. Golf revenue increased $0.7 million, or 7.9%, due to higher revenue at our golf courses in Beaver Creek and at GTLC, as well as incremental revenue from our golf course at Okemo. Other revenue increased $2.9 million, or 13.4%, primarily due to incremental revenue from our lodging properties at Okemo and Crested Butte and an increase in revenue from our central reservations booking service.

Operating expense (excluding reimbursed payroll costs) increased 8.7%. Labor and labor-related benefits increased 10.0%, primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. General and administrative expense increased 7.8% due to higher corporate overhead costs. Other expense increased 7.3% primarily due to incremental expenses from Okemo and Crested Butte, as well as an increase in variable operating expenses.

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

Real Estate Segment
Three months ended January 31, 2019 compared to the three months ended January 31, 2018
Real Estate segment operating results for the three months ended January 31, 2019 and 2018 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Total Real Estate net revenue	$256	$134	91.0%
Real Estate operating expense:
Other	1,389	1,207	15.1%
Total Real Estate operating expense	1,389	1,207	15.1%
Gain on sale of real property	—	515	(100.0)%
Real Estate Reported EBITDA	$(1,133)	$(558)	(103.0)%

Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes it can greatly impact Real Estate segment net revenue, operating expense, gain on sale of real property and Real Estate Reported EBITDA.

Three months ended January 31, 2019
Other operating expense of $1.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Three months ended January 31, 2018
Real Estate Reported EBITDA included a gain on sale of real property of $0.5 million for the sale of a land parcel.

Other operating expense of $1.2 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Six months ended January 31, 2019 compared to the six months ended January 31, 2018
Real Estate segment operating results for the six months ended January 31, 2019 and 2018 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2019	2018
Total Real Estate net revenue	$354	$770	(54.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	511	(100.0)%
Other	2,759	2,387	15.6%
Total Real Estate operating expense	2,759	2,898	(4.8)%
Gain on sale of real property	—	515	(100.0)%
Real Estate Reported EBITDA	$(2,405)	$(1,613)	(49.1)%

Six months ended January 31, 2019
Other operating expense of $2.8 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2019 and 2018 (in thousands).

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2019	2018		2019	2018
Depreciation and amortization	$(55,238)	$(51,404)	7.5%	$(106,281)	$(100,028)	6.3%
Foreign currency gain (loss) on intercompany loans	$450	$10,337	(95.6)%	$(1,861)	$2,991	(162.2)%
Interest expense, net	$(21,002)	$(15,973)	31.5%	$(39,640)	$(31,147)	27.3%
(Provision) benefit from income taxes	$(63,973)	$(3,594)	1,680.0%	$(27,568)	$89,810	130.7%
Effective tax rate (expense) benefit	(22.7)%	(1.4)%	21.3 pts	(20.4)%	70.8%	91.2 pts

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2019 increased $3.8 million and $6.3 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Stevens Pass and Triple Peaks acquisitions.

Foreign currency gain (loss) on intercompany loans.  Foreign currency gain (loss) on intercompany loans for the three and six months ended January 31, 2019 decreased $9.9 million and $4.9 million, respectively, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and six months ended January 31, 2019 increased $5.0 million and $8.5 million, respectively, compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $265.6 million, which were used to fund the Stevens Pass and Triple Peaks acquisitions, as well as an increase in interest rates.

(Provision) benefit from income taxes. The effective tax rate (provision) benefit for the three and six months ended January 31, 2019 was (22.7%) and (20.4%), respectively, compared to (1.4%) and 70.8%, respectively, for the three and six months ended January 31, 2018. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items, (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income and (iv) the amount of net income attributable to noncontrolling interests.

The increase in the effective tax rate provision during the three and six months ended January 31, 2019 compared to the three and six months ended January 31, 2018 was primarily due to a one-time, provisional net tax benefit of approximately $64.6 million recorded during the three and six months ended January 31, 2018 as a result of the Tax Act, as well as a reduction in excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which are recorded within (provision) benefit from income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $4.7 million and $53.1 million, respectively, for the six months ended January 31, 2019 and 2018.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Mountain Reported EBITDA	$352,225	$305,262	$275,818	$246,825
Lodging Reported EBITDA	5,757	3,668	9,653	8,023
Resort Reported EBITDA	357,982	308,930	285,471	254,848
Real Estate Reported EBITDA	(1,133)	(558)	(2,405)	(1,613)
Total Reported EBITDA	356,849	308,372	283,066	253,235
Depreciation and amortization	(55,238)	(51,404)	(106,281)	(100,028)
Gain on disposal of fixed assets and other, net	1,097	538	478	1,105
Change in estimated fair value of contingent consideration	(700)	—	(1,900)	—
Investment income and other, net	507	397	970	780
Foreign currency gain (loss) on intercompany loans	450	10,337	(1,861)	2,991
Interest expense, net	(21,002)	(15,973)	(39,640)	(31,147)
Income before (provision) benefit from income taxes	281,963	252,267	134,832	126,936
(Provision) benefit from income taxes	(63,973)	(3,594)	(27,568)	89,810
Net income	217,990	248,673	107,264	216,746
Net income attributable to noncontrolling interests	(11,641)	(12,982)	(8,710)	(9,440)
Net income attributable to Vail Resorts, Inc.	$206,349	$235,691	$98,554	$207,306
The following table reconciles Net Debt to long-term debt, net (in thousands):

	January 31,
	2019	2018
Long-term debt, net	$1,345,262	$1,182,349
Long-term debt due within one year	48,493	38,433
Total debt	1,393,755	1,220,782
Less: cash and cash equivalents	158,561	235,460
Net Debt	$1,235,194	$985,322

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2019 and 2018 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2019	2018
Net cash provided by operating activities	$506,181	$433,748
Net cash used in investing activities	$(404,324)	$(81,765)
Net cash used in financing activities	$(105,011)	$(222,148)

Six months ended January 31, 2019 compared to the six months ended January 31, 2018
We generated $506.2 million of cash from operating activities during the six months ended January 31, 2019, an increase of $72.5 million compared to $433.7 million of cash generated during the six months ended January 31, 2018. The increase in operating cash flows was primarily a result of increased North American pass sales for the 2018/2019 North American ski season compared to the 2017/2018 North American ski season, of which only a portion has been reflected as lift revenue in operating results, as well as improved Mountain and Lodging segment operating results for the six months ended January 31, 2019 compared to the six months ended January 31, 2018 and an increase in accounts payable. These increases were partially offset by an increase in estimated foreign tax payments, as well as an increase in cash interest payments primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement.

Cash used in investing activities for the six months ended January 31, 2018 increased by $322.6 million primarily due to cash payments related to the acquisitions of Triple Peaks and Stevens Pass during the six months ended January 31, 2019 of $292.6 million, net of cash acquired, as well as an increase in capital expenditures of $26.2 million during the six months ended January 31, 2019 compared to the six months ended January 31, 2018.

Cash used in financing activities decreased by $117.1 million during the six months ended January 31, 2019, compared to the six months ended January 31, 2018, primarily due to proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $265.6 million, which was used to fund the Triple Peaks and Stevens Pass acquisitions. Additionally, cash payments for employee taxes related to exercises of share awards decreased by $60.0 million and net proceeds from borrowings under our Whistler Credit Agreement increased by $13.7 million. These increases were partially offset by an increase in net payments under the revolver portion of our Vail Holdings Credit Agreement, repurchases of common stock of approximately $85.0 million and an increase in dividends paid of $33.5 million during the six months ended January 31, 2019 compared to the six months ended January 31, 2018.

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

We had $158.6 million of cash and cash equivalents as of January 31, 2019, compared to $235.5 million as of January 31, 2018. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $158.6 million of cash and cash equivalents at January 31, 2019, we had $317.9 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2019 (which represents the total commitment of $400.0 million less certain letters of credit outstanding of $82.1 million). Additionally, we had C$219.1 million ($166.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($228.4 million) less outstanding borrowings of C$80.0 million ($60.9 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $139 million to $143 million on resort capital expenditures during calendar year 2019, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, summer capital, real estate related capital and reimbursable investments. We expect that our total capital plan will be approximately $180 million to $185 million, including items noted above for integration and acquisitions, summer capital, real estate related projects and approximately $13 million of reimbursable investments associated with insurance recoveries and tenant improvements. Included in these estimated capital expenditures are approximately $85 million to $90 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2019 include, among other projects, significant investments in our snowmaking systems in Colorado that will transform the early-season terrain experience at Vail, Keystone and Beaver Creek; technology investments to increase lift ticket express fulfillment capacity through new mobile technology across our 17 North American Resorts to allow skiers and snowboarders who purchased tickets in advance to bypass the ticket window entirely; and a new permanent Tombstone BBQ restaurant at Park City. We also plan to make significant one-time investments across the recently acquired resorts of Crested Butte, Okemo, Mount Sunapee and Stevens Pass, which will include replacing and upgrading the Daisy and Brooks lifts at Stevens Pass and the Teocalli Lift at Crested Butte and on-mountain restaurant upgrades at Okemo. We plan to spend approximately $14 million in the first phase of a two-year, $35 million investment program for these newly acquired resorts. Additionally, we plan to spend approximately $7 million in capital for the integration of Triple Peaks and Stevens Pass. Investments in additional summer activities will be approximately $4 million in calendar year 2019 as we complete work on a major zip line at Breckenridge. The calendar year 2019 capital plan also includes $3 million of investment related to our sustainability commitment focused on energy efficiency opportunities in snowmaking as well as other electrical and lighting applications. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisitions of Stevens Pass, Okemo, Mount Sunapee and Crested Butte
On August 15, 2018, we borrowed $70.0 million under the term loan of our Vail Holdings Credit Agreement, primarily to fund the acquisition of Stevens Pass, which was acquired for a cash purchase price of $64.0 million. On September 27, 2018, we acquired Triple Peaks for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including repayment of lease obligations, was $229.1 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses.

Debt
As of January 31, 2019, principal payments on the majority of our long-term debt ($1,179.1 million of the total $1,397.6 million debt outstanding as of January 31, 2019) are not due until fiscal 2024 and beyond. As of January 31, 2019 and 2018, total long-term debt, net (including long-term debt due within one year) was $1,393.8 million and $1,220.8 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $985.3 million as of January 31, 2018 to $1,235.2 million as of January 31, 2019, primarily due to incremental borrowings outstanding under the term loan of our Vail Holdings Credit Agreement, as discussed above. On August 15, 2018, we amended and restated in its entirety our Vail Holdings Credit Agreement, which provides for (i) a revolving loan facility in an aggregate principal amount of $400.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million. Additionally, key modifications to the Vail Holdings Credit Agreement included, among other things, the extension of the maturity date on the revolving credit facility to August 2023. During the three months ended January 31, 2019, we entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 2023. No other material terms of the Whistler Credit Agreement were altered. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.1 billion of variable-rate debt outstanding as of January 31, 2019. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $10.5 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2019, our Board of Directors approved a 20% increase to our quarterly cash dividend to $1.76 per share (or approximately $70.8 million per quarter based upon shares outstanding as of January 31, 2019). For the six months ended January 31, 2019, we paid cash dividends of $2.94 per share ($118.7 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the six months ended January 31, 2019, we repurchased 353,007 Vail Shares (at a total cost of approximately $85.0 million). We did not repurchase any Vail Shares during the six months ended January 31, 2018. Since inception of this stock repurchase program through January 31, 2019, we have repurchased 5,904,723 Vail Shares at a cost of approximately $358.0 million. As of January 31, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2019. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	the high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks associated with obtaining governmental or third party approvals and the timing of closing for the pending acquisition of the Falls Creek and Hotham resorts;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products and services effectively;

•	our ability to hire and retain a sufficient seasonal workforce;

•	risks related to our workforce, including increased labor costs;

•	loss of key personnel;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2019, we had approximately $1.1 billion of variable rate indebtedness, representing approximately 75.2% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2019 of 3.9% and 3.6%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2019, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $10.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated condensed financial statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which have and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and Perisher are reported in Canadian dollars and Australian dollars, respectively, which we then translate to U.S. dollars for inclusion in our consolidated condensed financial statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses, and foreign currency (loss) gain on intercompany loans recognized, in comprehensive income (in thousands).

	Six Months Ended January 31,
	2019	2018
Foreign currency translation adjustments, net of tax	$(14,773)	$19,603
Foreign currency (loss) gain on intercompany loans	$(1,861)	$2,991

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of January 31, 2019, 56,895 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2018 - November 30, 2018	—	$—	—	1,750,388
December 1, 2018 - December 31, 2018	155,111	$225.64	155,111	1,595,277
January 1, 2019 - January 31, 2019	—	$—	—	1,595,277
Total	155,111	$225.64	155,111	1,595,277

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. As of January 31, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Fourth Amending Agreement, dated as of November 30, 2018, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent., on its own behalf and on behalf of the Lenders.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended January 31, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of January 31, 2019, July 31, 2018 and January 31, 2018; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2019 and 2018; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and six months ended January 31, 2019 and 2018; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the six months ended January 31, 2019 and 2018; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended January 31, 2019 and 2018; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: March 8, 2019	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2019	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)