Form 10-Q
period 2019-04-30
VAIL RESORTS INC
filed 2019-06-06
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-09614
Vail Resorts, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0291762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

390 Interlocken Crescent Broomfield, Colorado	80021
(Address of Principal Executive Offices)	(Zip Code)

(303) 404-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	MTN	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 3, 2019, 40,202,028 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2019	July 31, 2018	April 30, 2018
Assets
Current assets:
Cash and cash equivalents	$59,636	$178,145	$181,597
Restricted cash	8,876	6,895	7,427
Trade receivables, net	273,108	230,829	220,248
Inventories, net	84,059	85,588	79,361
Other current assets	41,177	37,279	31,027
Total current assets	466,856	538,736	519,660
Property, plant and equipment, net (Note 7)	1,847,434	1,627,219	1,640,727
Real estate held for sale and investment	101,251	99,385	99,623
Goodwill, net (Note 7)	1,596,867	1,475,686	1,488,663
Intangible assets, net	306,489	280,572	283,802
Other assets	42,837	43,386	42,960
Total assets	$4,361,734	$4,064,984	$4,075,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$543,060	$504,533	$429,858
Income taxes payable	23,290	50,632	29,512
Long-term debt due within one year (Note 5)	48,504	38,455	38,444
Total current liabilities	614,854	593,620	497,814
Long-term debt, net (Note 5)	1,310,870	1,234,277	1,078,005
Other long-term liabilities (Note 7)	268,350	291,506	279,797
Deferred income taxes, net	274,306	133,918	215,696
Total liabilities	2,468,380	2,253,321	2,071,312
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,105, 46,021 and 45,874 shares issued, respectively	461	460	458
Exchangeable shares, $0.01 par value, 56, 58 and 58 shares issued and outstanding, respectively (Note 4)	1	1	1
Additional paid-in capital	1,140,099	1,137,467	1,162,872
Accumulated other comprehensive (loss) income	(36,540)	(2,227)	10,469
Retained earnings	920,327	726,722	869,862
Treasury stock, at cost, 5,905, 5,552, and 5,552 shares, respectively (Note 11)	(357,989)	(272,989)	(272,989)
Total Vail Resorts, Inc. stockholders’ equity	1,666,359	1,589,434	1,770,673
Noncontrolling interests	226,995	222,229	233,450
Total stockholders’ equity	1,893,354	1,811,663	2,004,123
Total liabilities and stockholders’ equity	$4,361,734	$4,064,984	$4,075,435
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net revenue:
Mountain and Lodging services and other	$800,816	$700,033	$1,631,957	$1,437,753
Mountain and Lodging retail and dining	156,930	141,318	395,017	358,253
Resort net revenue	957,746	841,351	2,026,974	1,796,006
Real Estate	241	3,140	595	3,910
Total net revenue	957,987	844,491	2,027,569	1,799,916
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	349,647	301,760	894,392	780,539
Mountain and Lodging retail and dining cost of products sold	59,615	54,289	157,996	147,205
General and administrative	68,213	66,181	209,954	194,780
Resort operating expense	477,475	422,230	1,262,342	1,122,524
Real Estate operating expense, net	1,382	(597)	4,141	2,301
Total segment operating expense	478,857	421,633	1,266,483	1,124,825
Other operating (expense) income:
Depreciation and amortization	(55,260)	(54,104)	(161,541)	(154,132)
Gain on sale of real property	268	—	268	515
Change in estimated fair value of contingent consideration (Note 8)	(1,567)	2,454	(3,467)	2,454
Gain (loss) on disposal of fixed assets and other, net	27	(3,230)	505	(2,125)
Income from operations	422,598	367,978	596,851	521,803
Mountain equity investment income, net	445	607	1,555	1,094
Investment income and other, net	1,727	736	2,697	1,516
Foreign currency loss on intercompany loans (Note 5)	(3,319)	(9,502)	(5,180)	(6,511)
Interest expense, net	(19,575)	(15,648)	(59,215)	(46,795)
Income before (provision) benefit from income taxes	401,876	344,171	536,708	471,107
(Provision) benefit from income taxes	(93,346)	(71,896)	(120,914)	17,914
Net income	308,530	272,275	415,794	489,021
Net income attributable to noncontrolling interests	(16,396)	(16,023)	(25,106)	(25,463)
Net income attributable to Vail Resorts, Inc.	$292,134	$256,252	$390,688	$463,558
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$7.26	$6.34	$9.68	$11.48
Diluted net income per share attributable to Vail Resorts, Inc.	$7.12	$6.17	$9.48	$11.13
Cash dividends declared per share	$1.76	$1.47	$4.70	$3.576
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income	$308,530	$272,275	$415,794	$489,021
Foreign currency translation adjustments, net of tax	(30,089)	(64,020)	(44,862)	(44,417)
Comprehensive income	278,441	208,255	370,932	444,604
Comprehensive income attributable to noncontrolling interests	(8,898)	(284)	(14,557)	(14,972)
Comprehensive income attributable to Vail Resorts, Inc.	$269,543	$207,971	$356,375	$429,632
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, January 31, 2018	$458	$1	$1,160,243	$58,750	$673,065	$(247,189)	$1,645,328	$235,450	1,880,778
Comprehensive income:
Net income	—	—	—	—	256,252	—	256,252	16,023	272,275
Foreign currency translation adjustments, net of tax	—	—	—	(48,281)	—	—	(48,281)	(15,739)	(64,020)
Total comprehensive income							207,971	284	208,255
Stock-based compensation expense	—	—	4,644	—	—	—	4,644	—	4,644
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(2,015)	—	—	—	(2,015)	—	(2,015)
Repurchase of common stock (Note 11)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 4)	—	—	—	—	(59,455)	—	(59,455)	—	(59,455)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,284)	(2,284)
Balance, April 30, 2018	$458	$1	$1,162,872	$10,469	$869,862	$(272,989)	$1,770,673	$233,450	$2,004,123

Balance, January 31, 2019	$461	$1	$1,135,709	$(13,949)	$699,045	$(357,989)	$1,463,278	$219,817	$1,683,095
Comprehensive income:
Net income	—	—	—	—	292,134	—	292,134	16,396	308,530
Foreign currency translation adjustments, net of tax	—	—	—	(22,591)	—	—	(22,591)	(7,498)	(30,089)
Total comprehensive income							269,543	8,898	278,441
Stock-based compensation expense	—	—	4,886	—	—	—	4,886	—	4,886
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(496)	—	—	—	(496)	—	(496)
Dividends (Note 4)	—	—	—	—	(70,852)	—	(70,852)	—	(70,852)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,720)	(1,720)
Balance, April 30, 2019	$461	$1	$1,140,099	$(36,540)	$920,327	$(357,989)	$1,666,359	$226,995	$1,893,354

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive income:
Net income	—	—	—	—	463,558	—	463,558	25,463	489,021
Foreign currency translation adjustments, net of tax	—	—	—	(33,926)	—	—	(33,926)	(10,491)	(44,417)
Total comprehensive income							429,632	14,972	444,604
Stock-based compensation expense	—	—	14,056	—	—	—	14,056	—	14,056
Measurement period adjustment	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plans, net of shares withheld for employee taxes	4	—	(73,694)	—	—	—	(73,690)	—	(73,690)
Repurchase of common stock (Note 11)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 4)	—	—	—	—	(144,681)	—	(144,681)	—	(144,681)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,549)	(7,549)
Balance, April 30, 2018	$458	$1	$1,162,872	$10,469	$869,862	$(272,989)	$1,770,673	$233,450	$2,004,123

Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive income:
Net income	—	—	—	—	390,688	—	390,688	25,106	415,794
Foreign currency translation adjustments, net of tax	—	—	—	(34,313)	—	—	(34,313)	(10,549)	(44,862)
Total comprehensive income							356,375	14,557	370,932
Stock-based compensation expense	—	—	14,786	—	—	—	14,786	—	14,786
Cumulative effect for adoption of revenue standard (Notes 2 & 3)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(12,154)	—	—	—	(12,153)	—	(12,153)
Repurchase of common stock (Note 11)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 4)	—	—	—	—	(189,566)	—	(189,566)	—	(189,566)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,791)	(9,791)
Balance, April 30, 2019	$461	$1	$1,140,099	$(36,540)	$920,327	$(357,989)	$1,666,359	$226,995	$1,893,354
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income	$415,794	$489,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,541	154,132
Cost of real estate sales	—	3,750
Stock-based compensation expense	14,786	14,056
Deferred income taxes, net	125,803	36,558
Change in fair value of contingent consideration	3,467	(2,454)
Foreign exchange loss on intercompany loans	5,180	6,511
Other non-cash income, net	(6,485)	(8,090)
Changes in assets and liabilities:
Trade receivables, net	(37,146)	(33,096)
Inventories, net	5,170	5,609
Accounts payable and accrued liabilities	1,013	(35,519)
Deferred revenue	(2,746)	11,014
Income taxes payable - excess tax benefit from share award exercises	(4,890)	(54,473)
Income taxes payable - other	(22,403)	(14,100)
Other assets and liabilities, net	6,512	7,744
Net cash provided by operating activities	665,596	580,663
Cash flows from investing activities:
Capital expenditures	(146,896)	(106,314)
Acquisition of businesses, net of cash acquired	(419,044)	(1,356)
Other investing activities, net	13,286	7,088
Net cash used in investing activities	(552,654)	(100,582)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	335,625	95,000
Proceeds from borrowings under Whistler Credit Agreement	7,667	11,920
Repayments of borrowings under Vail Holdings Credit Agreement	(223,750)	(173,125)
Repayments of borrowings under Whistler Credit Agreement	(45,060)	(91,941)
Employee taxes paid for share award exercises	(12,153)	(73,690)
Dividends paid	(189,566)	(144,681)
Repurchases of common stock	(85,000)	(25,800)
Other financing activities, net	(12,408)	(11,626)
Net cash used in financing activities	(224,645)	(413,943)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,825)	(4,776)
Net (decrease) increase in cash, cash equivalents and restricted cash	(116,528)	61,362
Cash, cash equivalents and restricted cash:
Beginning of period	185,040	127,662
End of period	$68,512	$189,024
Non-cash investing activities:
Accrued capital expenditures	$13,508	$7,869
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

In the Mountain segment, the Company operates the following seventeen world-class mountain resort properties and three urban ski areas:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Crested Butte Mountain Resort (“Crested Butte”)	Colorado
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Mount Sunapee Resort (“Mount Sunapee”)	New Hampshire
10.	Park City Resort (“Park City”)	Utah
11.	Stowe Mountain Resort (“Stowe”)	Vermont
12.	Okemo Mountain Resort (“Okemo”)	Vermont
13.	Stevens Pass Mountain Resort (“Stevens Pass”)	Washington
14.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
15.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
16.	Falls Creek Alpine Resort (“Falls Creek”)	Victoria, Australia
17.	Hotham Alpine Resort (“Hotham”)	Victoria, Australia
Urban Ski Areas:		Location:
1.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
2.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan
3.	Wilmot Mountain (“Wilmot”)	Wisconsin

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for the Company’s Australian resorts, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of the Company’s Australian resorts are conducted pursuant to long-term leases and licenses on land owned by the governments of New South Wales and Victoria, Australia. Okemo, Mount Sunapee and Stowe operate on land leased from the respective states in which the resorts are located and on land owned by the Company.

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

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in North America. The operating season at the Company’s Australian resorts, NPS concessionaire properties and golf courses generally occurs from June to early October.

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

Recently Issued Accounting Standards
Adopted Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Topic 605. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments, which did not change the core principle of the guidance and were intended to clarify and improve understanding of certain topics included within the revenue standard. On August 1, 2018, the Company adopted this standard using the modified retrospective transition method for contracts which were not completed as of August 1, 2018. In accordance with this transition method, results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting methodology under Topic 605. On August 1, 2018, as a result of adopting this standard, the Company recorded an approximate $7.5 million reduction of retained earnings with a corresponding increase in accounts payable and accrued liabilities, which was primarily associated with the measurement of the loyalty reward programs under the new standard at an estimated fair value of underlying products or services expected to be delivered to satisfy the Company’s obligations associated with such loyalty programs. The application of this standard had an immaterial impact on total net revenue and net income attributable to Vail Resorts, Inc. for the three and nine months ended April 30, 2019.

In accordance with the new revenue recognition standard disclosure requirements, the impact of adoption of Topic 606 on the Consolidated Condensed Balance Sheet as of April 30, 2019 was as follows (in thousands):

	As of April 30, 2019
Balance Sheet	Balances Without Adoption of Topic 606	Adjustments	As Reported (Under Topic 606)
Liabilities
Accounts payable and accrued liabilities	$536,130	$6,930	$543,060
Stockholders’ equity
Retained earnings	$927,257	$(6,930)	$920,327

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

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that a statement of cash flows present the change during a period for the total of cash, cash equivalents and restricted cash. Historically, under previous guidance, changes in restricted cash have been included within operating, investing or financing activities, which were eliminated under the new standard. The Company adopted this standard as of August 1, 2018, which required retrospective application to all periods presented. As a result, cash provided by operating activities during the nine months ended April 30, 2018 decreased by $2.6 million under the new guidance as compared to what was reported under the previously required guidance. Additionally, due to the inclusion of restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash as of April 30, 2018 and July 31, 2017 increased $7.4 million and $10.3 million, respectively, as compared to what was reported under the previously required guidance. During peak operations of the North American ski season, the Company’s restricted cash balance is primarily associated with customer reservations deposits that are required to be held in a trust pursuant to statutory requirements until such reservations are fulfilled.

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will be largely unchanged. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years (the Company’s first quarter of fiscal 2020), and as originally written must be applied using a modified retrospective transition approach to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with early adoption permitted. In July 2018, the FASB made targeted improvements to the standard, including providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impacts the adoption of this accounting standard will have on the Company’s financial position or results of operations and cash flows and related disclosures. Additionally, the Company has made progress in centralizing lease contracts in a lease accounting software system and has completed testing of the completeness and accuracy of this information. During the fourth quarter of the fiscal year ending July 31, 2019, the Company expects to finalize various technical interpretations, such as determination of discount rates used in the measurement of lease liabilities, for adoption.

3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•
Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and season passes; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at the Company’s Australian resorts. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of season passes. Deferred revenue is recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of season pass holder visits relative to total expected visits. Total expected visits are estimated based on historical data, and the Company believes this estimate provides a faithful depiction of its customers’ season pass usage. When sufficient historical data to determine usage patterns is not available, deferred revenue is recognized on a straight-line basis throughout the ski season. The Company also includes other sources of revenue, mostly related to commercial leasing, and employee housing leasing arrangements within other mountain revenue.

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

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2019 and 2018 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Mountain net revenue:
Lift	$526,881	$452,723	$999,124	$860,103
Ski School	110,755	101,213	207,271	185,767
Dining	78,928	70,678	162,629	142,890
Retail/Rental	114,082	104,162	285,860	265,015
Other	47,252	43,748	144,093	137,776
Total Mountain net revenue	$877,898	$772,524	$1,798,977	$1,591,551
Lodging net revenue:
Owned hotel rooms	$12,352	$12,518	$43,499	$43,506
Managed condominium rooms	30,671	24,604	69,835	58,133
Dining	11,067	8,660	37,385	32,409
Transportation	8,578	8,164	18,774	18,177
Golf	—	—	9,628	8,903
Other	13,278	11,074	37,697	32,626
	75,946	65,020	216,818	193,754
Payroll cost reimbursements	3,902	3,807	11,179	10,701
Total Lodging net revenue	$79,848	$68,827	$227,997	$204,455
Total Resort net revenue	$957,746	$841,351	$2,026,974	$1,796,006
Total Real Estate net revenue	241	3,140	595	3,910
Total net revenue	$957,987	$844,491	$2,027,569	$1,799,916
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

Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of season passes prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American season pass selling window, which generally begins in the fourth quarter of its fiscal year. Deferred revenue balances of a short-term nature were $297.9 million and $282.1 million as of April 30, 2019 and July 31, 2018, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $124.9 million and $126.5 million as of April 30, 2019 and July 31, 2018, respectively. For the three and nine months ended April 30, 2019, the Company recognized approximately $116.9 million and $272.2 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2018. As of April 30, 2019, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 17 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $273.1 million and $230.8 million as of April 30, 2019 and July 31, 2018, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.

Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company recognizes these amounts as assets when they are paid prior to the start of the ski season. As of April 30, 2019, $1.3 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. The Company recorded amortization of $5.2 million and $10.6 million for these costs during the three and nine months ended April 30, 2019, respectively, which were recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.
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

Presented below is basic and diluted EPS for the three months ended April 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$292,134	$292,134	$256,252	$256,252
Weighted-average Vail Shares outstanding	40,198	40,198	40,379	40,379
Weighted-average Exchangeco Shares outstanding	57	57	59	59
Total Weighted-average shares outstanding	40,255	40,255	40,438	40,438
Effect of dilutive securities	—	765	—	1,107
Total shares	40,255	41,020	40,438	41,545
Net income per share attributable to Vail Resorts	$7.26	$7.12	$6.34	$6.17

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 54,000 and 5,000 for the three months ended April 30, 2019 and 2018, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2019 and 2018 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$390,688	$390,688	$463,558	$463,558
Weighted-average Vail Shares outstanding	40,307	40,307	40,313	40,313
Weighted-average Exchangeco Shares outstanding	57	57	61	61
Total Weighted-average shares outstanding	40,364	40,364	40,374	40,374
Effect of dilutive securities	—	837	—	1,267
Total shares	40,364	41,201	40,374	41,641
Net income per share attributable to Vail Resorts	$9.68	$9.48	$11.48	$11.13

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 48,000 and 5,000 for the nine months ended April 30, 2019 and 2018, respectively.

Net income attributable to Vail Resorts decreased by approximately $72.9 million for the nine months ended April 30, 2019 compared to the prior year primarily due to a decrease in excess tax benefits of $49.6 million, which resulted primarily from employee exercises of in-the-money stock appreciation rights, and a one-time, provisional net tax benefit of approximately $64.6 million recorded during the three and nine months ended April 30, 2018, which was the result of comprehensive U.S. tax legislation, commonly referred to as the “Tax Act,” which was enacted by the U.S. government on December 22, 2017. Both of these items were recorded within (provision) benefit from income taxes on the Company’s Consolidated Condensed Statement of Operations. These decreases were partially offset by an increase in income from operations.

Dividends
During the three and nine months ended April 30, 2019, the Company paid cash dividends of $1.76 and $4.70 per share, respectively ($70.9 million and $189.6 million, respectively, in the aggregate). During the three and nine months ended April 30, 2018, the Company paid cash dividends of $1.47 and $3.576 per share, respectively ($59.5 million and $144.7 million, respectively, in the aggregate). On June 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $1.76 per share for Vail Shares, payable on July 11, 2019 to stockholders of record as of June 26, 2019. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on July 11, 2019 to the shareholders of record on June 26, 2019.

5.    Long-Term Debt
Long-term debt, net as of April 30, 2019, July 31, 2018 and April 30, 2018 is summarized as follows (in thousands):

	Maturity	April 30, 2019	July 31, 2018	April 30, 2018
Vail Holdings Credit Agreement term loan (a)	2024	$926,250	$684,375	$693,750
Vail Holdings Credit Agreement revolver (a)	2024	—	130,000	—
Whistler Credit Agreement revolver (b)	2023	26,127	65,353	31,153
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	338,823	334,509	333,078
Other (c)	2020-2032	19,636	9,270	9,430
Total debt		1,363,411	1,276,082	1,119,986
Less: Unamortized debt issuance costs		4,037	3,350	3,537
Less: Current maturities (d)		48,504	38,455	38,444
Long-term debt, net		$1,310,870	$1,234,277	$1,078,005

(a)
On August 15, 2018, in order to fund the Stevens Pass and Triple Peaks acquisitions (see Note 6, Acquisitions), the Company’s wholly owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which these lenders agreed to provide an additional $265.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to August 15, 2023. Subsequently, on April 15, 2019, the Company entered into an amendment to the Vail Holdings Credit Agreement which primarily extended the maturity date for the outstanding term loans and revolver facility to April 15, 2024, increased the amount of dividends the Company is permitted to pay in each fiscal quarter under the agreement and increased the amount of the revolver facility by $100.0 million. The Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $950.0 million term loan facility. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $1.2 billion and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $11.9 million, which began on January 31, 2019, in equal installments, for a total of five percent of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in April 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of April 30, 2019 (3.73% as of April 30, 2019). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of April 30, 2019). The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the ratio of Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2019, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2023. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of April 30, 2019, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of April 30, 2019, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.78%). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2019 is equal to 0.3937% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)
During the three and nine months ended April 30, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $11.2 million of proceeds for these sales transactions during the three months ended April 30, 2019, which are reflected within long-term debt, net.

(d)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2019 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2019 (May 2019 through July 2019)	$12,046
2020	54,666
2021	48,580
2022	48,648
2023	48,719
Thereafter	1,150,752
Total debt	$1,363,411

The Company recorded gross interest expense of $19.6 million and $15.6 million for the three months ended April 30, 2019 and 2018, respectively, of which $0.3 million was amortization of deferred financing costs in both periods. The Company recorded gross interest expense of $59.2 million and $46.8 million for the nine months ended April 30, 2019 and 2018, respectively, of which $1.0 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $3.3 million and $5.2 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2019 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $9.5 million and $6.5 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2018 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Falls Creek and Hotham Resorts
On April 4, 2019, the Company, through a wholly-owned subsidiary, acquired ski field leases and related infrastructure used to operate two resorts in Victoria, Australia. The Company acquired Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a cash purchase price of approximately AU$178.9 million ($127.4 million), after adjustments for certain agreed-upon terms, including an increase in the purchase price for operating losses incurred for the period from December 29, 2018 through closing. The acquisition included the mountain operations of both resorts, including base area skier services (ski and snowboard school facilities, retail and rental, reservation and property management operations).
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$6,979
Property, plant and equipment	56,264
Goodwill	71,111
Identifiable intangible assets and other assets	5,451
Liabilities	(12,453)
Net assets acquired	$127,352
Identifiable intangible assets acquired in the transaction were primarily related to trade names. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Falls Creek and Hotham and other factors. None of the goodwill is expected to be deductible for income tax purposes under Australian tax law. The Company recognized $4.7 million of acquisition related expenses associated with the transaction, including stamp duty expense of $2.9 million, within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the nine months ended April 30, 2019. The operating results of Falls Creek and Hotham are reported within the Mountain segment prospectively from the date of acquisition.

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

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$752
Property, plant and equipment	34,865
Goodwill	28,878
Identifiable intangible assets	2,680
Deferred income taxes, net	886
Liabilities	(4,029)
Net assets acquired	$64,032

The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Stevens Pass and other factors, and is expected to be deductible for income tax purposes. The Company recognized $1.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the nine months ended April 30, 2019. The operating results of Stevens Pass are reported within the Mountain segment prospectively from the date of acquisition.

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

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$5,197
Property, plant and equipment	159,799
Goodwill	51,633
Identifiable intangible assets	27,360
Deferred income taxes, net	3,093
Liabilities	(17,989)
Net assets acquired	$229,093

Identifiable intangible assets acquired in the transaction were primarily related to property management contracts and trade names. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the nine months ended April 30, 2019. The operating results of Triple Peaks are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed in the acquisitions of Falls Creek, Hotham, Stevens Pass and Triple Peaks are preliminary and are based on the information that was available as of the respective acquisition dates. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the respective acquisition dates.

Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Falls Creek, Hotham, Stevens Pass and Triple Peaks were completed on August 1, 2017, the beginning of the fiscal year preceding the fiscal year in which the acquisitions occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2017 (in thousands, except per share amounts).

	Three Months Ended April 30,
	2019	2018
Pro forma net revenue	$958,051	$901,832
Pro forma net income attributable to Vail Resorts, Inc.	$293,002	$265,119
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$7.28	$6.56
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$7.14	$6.38

	Nine Months Ended April 30,
	2019	2018
Pro forma net revenue	$2,059,722	$1,949,438
Pro forma net income attributable to Vail Resorts, Inc.	$395,633	$474,687
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$9.80	$11.76
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$9.60	$11.40

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2019	July 31, 2018	April 30, 2018
Land and land improvements	$618,545	$552,271	$553,366
Buildings and building improvements	1,279,117	1,193,528	1,194,877
Machinery and equipment	1,157,424	1,007,250	1,024,483
Furniture and fixtures	304,345	283,694	275,959
Software	118,678	113,699	110,789
Vehicles	63,443	60,697	60,266
Construction in progress	48,728	59,579	35,895
Gross property, plant and equipment	3,590,280	3,270,718	3,255,635
Accumulated depreciation	(1,742,846)	(1,643,499)	(1,614,908)
Property, plant and equipment, net	$1,847,434	$1,627,219	$1,640,727

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2019	July 31, 2018	April 30, 2018
Trade payables	$80,218	$80,793	$58,228
Deferred revenue	297,874	282,103	251,110
Accrued salaries, wages and deferred compensation	37,817	40,034	24,645
Accrued benefits	42,732	33,963	37,776
Deposits	32,090	26,646	24,326
Other liabilities	52,329	40,994	33,773
Total accounts payable and accrued liabilities	$543,060	$504,533	$429,858

The composition of other long-term liabilities follows (in thousands):

	April 30, 2019	July 31, 2018	April 30, 2018
Private club deferred initiation fee revenue	$111,294	$114,319	$116,375
Unfavorable lease obligation, net	19,733	21,839	22,537
Other long-term liabilities	137,323	155,348	140,885
Total other long-term liabilities	$268,350	$291,506	$279,797

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the nine months ended April 30, 2019 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2018	$1,407,787	$67,899	$1,475,686
Acquisitions	151,622	—	151,622
Effects of changes in foreign currency exchange rates	(30,441)	—	(30,441)
Balance at April 30, 2019	$1,528,968	$67,899	$1,596,867

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

The table below summarizes the Company’s cash equivalents, other current assets and Contingent Consideration measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of April 30, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,037	$3,037	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$10,092	$—	$10,092	$—
Liabilities:
Contingent Consideration	$25,300	$—	$—	$25,300

	Estimated Fair Value Measurement as of July 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,021	$3,021	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$11,249	$—	$11,249	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

	Estimated Fair Value Measurement as of April 30, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,017	$3,017	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$6,849	$—	$6,849	$—
Liabilities:
Contingent Consideration	$21,300	$—	$—	$21,300

The Company’s cash equivalents and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the nine months ended April 30, 2019 and 2018 were as follows (in thousands):

Balance as of July 31, 2018 and 2017, respectively	$21,900	$27,400
Payments	(67)	(3,646)
Change in estimated fair value	3,467	(2,454)
Balance as of April 30, 2019 and 2018, respectively	$25,300	$21,300

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.15%, volatility of 17.0% and future period Park City EBITDA and capital expenditures, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.8 million to $5.3 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2019, the Company made a payment to the landlord for Contingent Consideration of approximately $0.1 million and recorded an increase of approximately $3.5 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2019. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $25.3 million, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2019, July 31, 2018 and April 30, 2018, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2019, the Company had various letters of credit outstanding totaling $71.9 million, consisting of $53.4 million to support the Employee Housing Bonds and $18.5 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $10.4 million as of April 30, 2019, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of April 30, 2019, July 31, 2018 and April 30, 2018, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net revenue:
Lift	$526,881	$452,723	$999,124	$860,103
Ski school	110,755	101,213	207,271	185,767
Dining	78,928	70,678	162,629	142,890
Retail/rental	114,082	104,162	285,860	265,015
Other	47,252	43,748	144,093	137,776
Total Mountain net revenue	877,898	772,524	1,798,977	1,591,551
Lodging	79,848	68,827	227,997	204,455
Total Resort net revenue	957,746	841,351	2,026,974	1,796,006
Real Estate	241	3,140	595	3,910
Total net revenue	$957,987	$844,491	$2,027,569	$1,799,916
Segment operating expense:
Mountain	$410,254	$363,878	$1,056,625	$936,567
Lodging	67,221	58,352	205,717	185,957
Resort	477,475	422,230	1,262,342	1,122,524
Real Estate, net	1,382	(597)	4,141	2,301
Total segment operating expense	$478,857	$421,633	$1,266,483	$1,124,825
Gain on sale of real property	$268	$—	$268	$515
Mountain equity investment income, net	$445	$607	$1,555	$1,094
Reported EBITDA:
Mountain	$468,089	$409,253	$743,907	$656,078
Lodging	12,627	10,475	22,280	18,498
Resort	480,716	419,728	766,187	674,576
Real Estate	(873)	3,737	(3,278)	2,124
Total Reported EBITDA	$479,843	$423,465	$762,909	$676,700
Real estate held for sale and investment	$101,251	$99,623	$101,251	$99,623
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$479,843	$423,465	$762,909	$676,700
Depreciation and amortization	(55,260)	(54,104)	(161,541)	(154,132)
Change in estimated fair value of contingent consideration	(1,567)	2,454	(3,467)	2,454
Gain (loss) on disposal of fixed assets and other, net	27	(3,230)	505	(2,125)
Investment income and other, net	1,727	736	2,697	1,516
Foreign currency loss on intercompany loans	(3,319)	(9,502)	(5,180)	(6,511)
Interest expense, net	(19,575)	(15,648)	(59,215)	(46,795)
Income before (provision) benefit from income taxes	401,876	344,171	536,708	471,107
(Provision) benefit from income taxes	(93,346)	(71,896)	(120,914)	17,914
Net income	308,530	272,275	415,794	489,021
Net income attributable to noncontrolling interests	(16,396)	(16,023)	(25,106)	(25,463)
Net income attributable to Vail Resorts, Inc.	$292,134	$256,252	$390,688	$463,558

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased zero and 353,007 Vail Shares (at a total cost of approximately $85.0 million), respectively, during the three and nine months ended April 30, 2019. The Company repurchased 115,422 Vail Shares (at a total cost of $25.8 million) during the three and nine months ended April 30, 2018. Since inception of its share repurchase program through April 30, 2019, the Company has repurchased 5,904,723 Vail Shares for approximately $358.0 million. As of April 30, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2019 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2019 and 2018 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2018.

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

Mountain Segment
The Mountain segment is comprised of the operations of the following seventeen mountain resort properties and three urban ski areas:

Mountain Resorts:		Location:
1.	Vail Mountain Resort (“Vail Mountain”)	Colorado
2.	Breckenridge Ski Resort (“Breckenridge”)	Colorado
3.	Keystone Resort (“Keystone”)	Colorado
4.	Beaver Creek Resort (“Beaver Creek”)	Colorado
5.	Crested Butte Mountain Resort (“Crested Butte”)	Colorado
6.	Heavenly Mountain Resort (“Heavenly”)	Lake Tahoe area of Nevada and California
7.	Northstar Resort (“Northstar”)	Lake Tahoe area of California
8.	Kirkwood Mountain Resort (“Kirkwood”)	Lake Tahoe area of California
9.	Mount Sunapee Resort (“Mount Sunapee”)	New Hampshire
10.	Park City Resort (“Park City”)	Utah
11.	Stowe Mountain Resort (“Stowe”)	Vermont
12.	Okemo Mountain Resort (“Okemo”)	Vermont
13.	Stevens Pass Mountain Resort (“Stevens Pass”)	Washington
14.	Whistler Blackcomb Resort (“Whistler Blackcomb”)	British Columbia, Canada
15.	Perisher Ski Resort (“Perisher”)	New South Wales, Australia
16.	Falls Creek Alpine Resort (“Falls Creek”)	Victoria, Australia
17.	Hotham Alpine Resort (“Hotham”)	Victoria, Australia
Urban Ski Areas:		Location:
1.	Afton Alps Ski Area (“Afton Alps”)	Minnesota
2.	Mount Brighton Ski Area (“Mt. Brighton”)	Michigan
3.	Wilmot Mountain (“Wilmot”)	Wisconsin

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian resorts, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian resorts occurring in our first and fourth fiscal quarters. Our North American mountain resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian resorts are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian resorts’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Australian resort operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including season passes), which represented approximately 60% and 59% of Mountain net revenue for the three months ended April 30, 2019 and 2018, respectively, and approximately 56% and 54% of Mountain net revenue for the nine months ended April 30, 2019 and 2018, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2018/2019 North American ski season, Destination guests comprised approximately 57% of our North American mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43% of our North American mountain resort skier visits (excluding complimentary access), which compares to 59% and 41%, respectively, for the 2017/2018 North American ski season. Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of season pass products for all of our mountain resorts and ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our season pass product offerings range from providing access to one or a combination of our Resorts to our Epic Season Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. Additionally, beginning with the 2019/2020 North American ski season, we will offer the Epic Day Pass, a customizable one to seven day pass product, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season but may not be interested in the unlimited skiing provided by our other season pass products. Our season pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy season passes. As such, our season pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our season pass program attracts new guests to our Resorts. All of our season pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Season pass revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation.

Lift revenue consists of season pass lift revenue (“pass revenue”) and non-season pass lift revenue (“non-pass revenue”). For the 2018/2019 and 2017/2018 North American ski seasons, respectively, approximately 47% and 48% of our total lift revenue recognized was comprised of pass revenue.

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

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended April 30, 2019 and 2018, and 79% and 77% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2019 and 2018, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2019, we began our early season pass sales program for the 2019/2020 North American ski season. Through May 28, 2019, our early pass sales for the 2019/2020 North American ski season increased approximately 9% in units and approximately 13% in sales dollars compared to the period in the prior year through May 29, 2018, excluding sales of all military pass products in both periods. Pass sales include Stevens Pass and Triple Peaks pass sales in both periods and are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar to the current period and the prior period for Whistler Blackcomb pass sales. However, we cannot predict if this favorable trend will continue through the fall 2019 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2019/2020 North American ski season.

•
After the challenging early season period for Destination visitation, our results for the remainder of the season were largely in line with our original expectations, with strong growth in visitation and spending compared to the prior year, including a strong finish to the season with good conditions across our western U.S. destination resorts. However, we continued experiencing relative weakness in international visitation compared to the prior year, particularly at Whistler Blackcomb. We cannot predict whether our resorts will experience normal snowfall conditions for the upcoming 2019/2020 North American ski season nor can we estimate the impact there may be to advance bookings, guest travel, season pass sales, lift revenue (excluding season passes), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Key North American economic indicators have remained steady into calendar year 2019, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2019/2020 North American ski season.

•
As of April 30, 2019, we had $422.4 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended on April 15, 2019 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $77.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2019, we had C$264.1 million ($197.2 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($223.9 million) less outstanding borrowings of C$35.0 million ($26.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

•
On April 4, 2019, through a wholly-owned subsidiary, we acquired ski field leases and related infrastructure used to operate two resorts in Victoria, Australia. We acquired Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a purchase price of approximately AU$178.9 million ($127.4 million), after adjustments for certain agreed-upon terms, including an increase in the purchase price for operating losses incurred for the period from December 29, 2018 through closing. The acquisition included the ski school, retail/rental, reservation and property management operations at both resort areas and we funded the cash purchase price through cash on-hand. We expect that the acquisition of Falls Creek and Hotham will positively contribute to our results of operations; however, we cannot predict the ultimate impact the new resorts will have on our future results of operations.

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2019, compared to the three and nine months ended April 30, 2018 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Mountain Reported EBITDA	$468,089	$409,253	$743,907	$656,078
Lodging Reported EBITDA	12,627	10,475	22,280	18,498
Resort Reported EBITDA	$480,716	$419,728	$766,187	$674,576
Real Estate Reported EBITDA	$(873)	$3,737	$(3,278)	$2,124
Income before (provision) benefit from income taxes	$401,876	$344,171	$536,708	$471,107
Net income attributable to Vail Resorts, Inc.	$292,134	$256,252	$390,688	$463,558

Net income attributable to Vail Resorts, Inc. decreased by approximately $72.9 million for the nine months ended April 30, 2019 compared to the prior year primarily due to a decrease in excess tax benefits of $49.6 million, which resulted primarily from employee exercises of in-the-money stock appreciation rights, and a one-time, provisional net tax benefit of approximately $64.6 million recorded during the nine months ended April 30, 2018, which was the result of comprehensive U.S. tax legislation, commonly referred to as the “Tax Act,” which was enacted by the U.S. government on December 22, 2017. These decreases were partially offset by an increase in income from operations, as discussed below. The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Falls Creek and Hotham (acquired April 4, 2019), Triple Peaks (acquired September 27, 2018) and Stevens Pass (acquired August 15, 2018), prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended April 30, 2019 compared to the three months ended April 30, 2018
Mountain segment operating results for the three months ended April 30, 2019 and 2018 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Net Mountain revenue:
Lift	$526,881	$452,723	16.4%
Ski school	110,755	101,213	9.4%
Dining	78,928	70,678	11.7%
Retail/rental	114,082	104,162	9.5%
Other	47,252	43,748	8.0%
Total Mountain net revenue	877,898	772,524	13.6%
Mountain operating expense:
Labor and labor-related benefits	168,144	147,722	13.8%
Retail cost of sales	38,191	34,944	9.3%
Resort related fees	49,725	46,021	8.0%
General and administrative	58,402	56,473	3.4%
Other	95,792	78,718	21.7%
Total Mountain operating expense	410,254	363,878	12.7%
Mountain equity investment income, net	445	607	(26.7)%
Mountain Reported EBITDA	$468,089	$409,253	14.4%

Total skier visits	7,183	6,283	14.3%
ETP	$73.35	$72.06	1.8%

Mountain Reported EBITDA includes $4.0 million and $3.8 million of stock-based compensation expense for the three months ended April 30, 2019 and 2018, respectively.

Mountain Reported EBITDA increased $58.8 million, or 14.4%. This increase was primarily the result of strong North American pass sales growth for the 2018/2019 North American ski season, the incremental operations of Triple Peaks and Stevens Pass (acquired in September 2018 and August 2018, respectively) and strong growth in visitation and spending at our western U.S. resorts. Total skier visitation increased 14.3% for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 primarily due to incremental skier visits from Triple Peaks and Stevens Pass. Mountain segment results include $4.9 million and $3.5 million of acquisition and integration related expenses for the three months ended April 30, 2019 and 2018, respectively. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were adversely affected by a decrease in the Canadian dollar exchange rate relative to the U.S. dollar as compared to the prior year.

Lift revenue increased $74.2 million, or 16.4%, due to increases in both pass revenue and non-pass revenue, as well as incremental revenue from Triple Peaks and Stevens Pass. Pass revenue increased 20.9%, which was driven by a combination of an increase in pricing and units sold and was also favorably impacted by increased pass sales to Destination guests, as well as military guests through the introduction of the Military Epic Pass. Non-pass revenue increased 13.3% primarily due to incremental non-pass skier visitation at Triple Peaks and Stevens Pass and increased non-pass visitation at our western U.S. resorts, which benefited from improved conditions as compared to the prior year and an increase in total non-pass ETP of 5.5%. Total ETP increased $1.29, or 1.8%, primarily due to price increases in both our lift ticket and season pass products, partially offset by higher skier visitation by season pass holders, lower ETP from the acquired Triple Peaks and Stevens Pass resorts and the new Military Epic Pass.

Ski school revenue increased $9.5 million, or 9.4%, and dining revenue increased $8.3 million, or 11.7%, primarily as a result of incremental revenue from Triple Peaks and Stevens Pass and increased revenue at our other U.S. resorts primarily as a result of higher skier visitation.

Retail/rental revenue increased $9.9 million, or 9.5%, for which retail sales increased $4.9 million, or 7.9%, and rental revenue increased $5.0 million, or 11.9%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts, as well as incremental revenue from Triple Peaks and Stevens Pass.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $3.5 million, or 8.0%, primarily attributable to increases in marketing revenue, mountain activities and services revenue and incremental revenue from Triple Peaks and Stevens Pass.

Operating expense increased $46.4 million, or 12.7%, primarily associated with incremental operating expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham, which were recorded prospectively from their respective dates of acquisition.

Labor and labor-related benefits increased 13.8% primarily due to incremental labor expenses from Triple Peaks and Stevens Pass and as a result of normal wage increases, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 9.3%, compared to an increase in retail sales of 7.9%. Resort related fees increased 8.0% primarily due to incremental expenses from Triple Peaks and Stevens Pass as well as increases in revenue on which those fees are based. General and administrative expense increased 3.4% due to incremental expenses from Triple Peaks and Stevens Pass, partially offset a decrease in allocated corporate overhead costs. Other expense increased 21.7% primarily due to incremental expenses from Triple Peaks and Stevens Pass and an increase in season pass alliance expense, as well as increases in rent expense, supplies expense, and repairs and maintenance expense, partially offset by a decreases in utilities expense. Additionally, other expense includes $4.9 million and $3.5 million of acquisition and integration related expenses for the three months ended April 30, 2019 and 2018, respectively.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018
Mountain segment operating results for the nine months ended April 30, 2019 and 2018 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Net Mountain revenue:
Lift	$999,124	$860,103	16.2%
Ski school	207,271	185,767	11.6%
Dining	162,629	142,890	13.8%
Retail/rental	285,860	265,015	7.9%
Other	144,093	137,776	4.6%
Total Mountain net revenue	1,798,977	1,591,551	13.0%
Mountain operating expense:
Labor and labor-related benefits	417,212	365,618	14.1%
Retail cost of sales	104,328	98,425	6.0%
Resort related fees	92,919	83,404	11.4%
General and administrative	178,952	165,406	8.2%
Other	263,214	223,714	17.7%
Total Mountain operating expense	1,056,625	936,567	12.8%
Mountain equity investment income, net	1,555	1,094	42.1%
Mountain Reported EBITDA	$743,907	$656,078	13.4%

Total skier visits	14,211	11,914	19.3%
ETP	$70.31	$72.19	(2.6)%

Mountain Reported EBITDA includes $12.3 million and $11.6 million of stock-based compensation expense for the nine months ended April 30, 2019 and 2018, respectively.

Mountain Reported EBITDA increased $87.8 million, or 13.4%. This increase was primarily the result of strong North American pass sales growth for the 2018/2019 North American ski season, the incremental operations of Triple Peaks and Stevens Pass (acquired in September 2018 and August 2018, respectively) and strong growth in visitation and spending at our western U.S. resorts. Although our Destination guest visitation was less than expected in the pre-holiday period, results from the key holiday weeks through the spring were largely in line with our original expectations, which, when combined with incremental skier visits from Triple Peaks and Stevens Pass, resulted in an increase in total skier visitation of 19.3% for the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018. Mountain segment results include $14.4 million and $7.0 million of acquisition and integration related expenses for the nine months ended April 30, 2019 and 2018, respectively. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were adversely affected by a decrease in the Canadian dollar exchange rate relative to the U.S. dollar as compared to the prior year.

Lift revenue increased $139.0 million, or 16.2%, due to increases in both pass revenue and non-pass revenue, as well as incremental revenue from Triple Peaks and Stevens Pass. Pass revenue increased 16.0%, which was driven by a combination of an increase in pricing and units sold and was also favorably impacted by increased pass sales to Destination guests, as well as military guests through the introduction of the Military Epic Pass. Non-pass revenue increased 16.3% primarily due to increased non-pass visitation at our western U.S. resorts, which benefited from improved conditions as compared to the prior year and an increase in total non-pass ETP of 6.2%, as well as incremental non-pass skier visitation at Triple Peaks and Stevens Pass. Total ETP decreased $1.88, or 2.6%, primarily due to higher skier visitation by season pass holders, lower ETP from the acquired Triple Peaks and Stevens Pass resorts and the new Military Epic Pass, partially offset by price increases in both our lift ticket and season pass products.

Ski school revenue increased $21.5 million, or 11.6%, and dining revenue increased $19.7 million, or 13.8%, primarily as a result of incremental revenue at Triple Peaks and Stevens Pass and increased revenue at our other U.S. resorts primarily as a result of higher skier visitation.

Retail/rental revenue increased $20.8 million, or 7.9%, for which retail revenue increased $11.9 million, or 6.6%, and rental revenue increased $8.9 million, or 10.4%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts and other stores in Colorado, as well as incremental revenue from Triple Peaks and Stevens Pass. These increases were partially offset by removing the low-margin golf product line from our Colorado city stores, store closures and a decrease in sales at Whistler Blackcomb.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. Other revenue increased $6.3 million, or 4.6%, primarily attributable to increases in marketing revenue, mountain activities and services revenue and incremental revenue from Triple Peaks and Stevens Pass.

Operating expense increased $120.1 million, or 12.8%, which includes incremental operating expenses from Stevens Pass, Triple Peaks, Falls Creek and Hotham, which were recorded prospectively from their respective dates of acquisition. Additionally, operating expense includes $14.4 million and $7.0 million of acquisition and integration related expenses for the nine months ended April 30, 2019 and 2018, respectively.

Labor and labor-related benefits increased 14.1% primarily due to incremental labor expenses from Triple Peaks and Stevens Pass and increased staffing levels at our western U.S. resorts as compared to the prior year due to historic low snowfall during the prior year period, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 6.0%, compared to an increase in retail sales of 6.6%. Resort related fees increased 11.4% primarily due to incremental expenses from Triple Peaks and Stevens Pass as well as increases in revenue on which those fees are based. General and administrative expense increased 8.2% primarily due to incremental expenses from Triple Peaks and Stevens Pass, an increase in variable compensation accruals and an increase in allocated corporate overhead costs primarily associated with marketing and information technology. Other expense increased 17.7% primarily due to incremental expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham, an increase in acquisition and integration related expenses and an increase in season pass alliance expense, as well as increases in supplies expense, repairs and maintenance expense, rent expense and fuel expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2019 compared to the three months ended April 30, 2018
Lodging segment operating results for the three months ended April 30, 2019 and 2018 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Lodging net revenue:
Owned hotel rooms	$12,352	$12,518	(1.3)%
Managed condominium rooms	30,671	24,604	24.7%
Dining	11,067	8,660	27.8%
Transportation	8,578	8,164	5.1%
Other	13,278	11,074	19.9%
	75,946	65,020	16.8%
Payroll cost reimbursements	3,902	3,807	2.5%
Total Lodging net revenue	79,848	68,827	16.0%
Lodging operating expense:
Labor and labor-related benefits	32,396	27,318	18.6%
General and administrative	9,811	9,708	1.1%
Other	21,112	17,519	20.5%
	63,319	54,545	16.1%
Reimbursed payroll costs	3,902	3,807	2.5%
Total Lodging operating expense	67,221	58,352	15.2%
Lodging Reported EBITDA	$12,627	$10,475	20.5%

Owned hotel statistics:
ADR	$291.68	$291.94	(0.1)%
RevPAR	$206.41	$198.97	3.7%
Managed condominium statistics:
ADR	$403.04	$428.57	(6.0)%
RevPAR	$167.49	$185.54	(9.7)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$376.83	$389.90	(3.4)%
RevPAR	$173.45	$188.23	(7.9)%
(1) Owned hotel and managed condominium statistics (combined) for the three months ended April 30, 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended April 30, 2019 and 2018. Lodging Reported EBITDA increased $2.2 million, or 20.5%, primarily due to the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $6.1 million, or 24.7%, primarily due to incremental revenue from our managed lodging properties at Okemo and Crested Butte, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year.

Dining revenue increased $2.4 million, or 27.8%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties, as well as increased dining revenue at our Park City lodging properties. Transportation revenue increased $0.4 million, or 5.1%, primarily due to increased passenger volume. Other revenue increased $2.2 million, or 19.9%, primarily due to incremental revenue from our lodging properties at Okemo and Crested Butte.

Operating expense (excluding reimbursed payroll costs) increased 16.1%. Labor and labor related benefits increased 18.6% primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. Other expenses increased 20.5% primarily due to incremental costs from Okemo and Crested Butte and increases in variable expenses associated with increases in revenue.

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

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018
Lodging segment operating results for the nine months ended April 30, 2019 and 2018 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Lodging net revenue:
Owned hotel rooms	$43,499	$43,506	—%
Managed condominium rooms	69,835	58,133	20.1%
Dining	37,385	32,409	15.4%
Transportation	18,774	18,177	3.3%
Golf	9,628	8,903	8.1%
Other	37,697	32,626	15.5%
	216,818	193,754	11.9%
Payroll cost reimbursements	11,179	10,701	4.5%
Total Lodging net revenue	227,997	204,455	11.5%
Lodging operating expense:
Labor and labor-related benefits	98,020	86,966	12.7%
General and administrative	31,002	29,374	5.5%
Other	65,516	58,916	11.2%
	194,538	175,256	11.0%
Reimbursed payroll costs	11,179	10,701	4.5%
Total Lodging operating expense	205,717	185,957	10.6%
Lodging Reported EBITDA	$22,280	$18,498	20.4%

Owned hotel statistics:
ADR	$257.83	$257.27	0.2%
RevPAR	$177.42	$175.73	1.0%
Managed condominium statistics:
ADR	$355.74	$369.54	(3.7)%
RevPAR	$125.42	$135.12	(7.2)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$324.21	$327.86	(1.1)%
RevPAR	$135.60	$144.87	(6.4)%
(1) Owned hotel and managed condominium statistics (combined) for the nine months ended April 30, 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.

Lodging Reported EBITDA includes $2.4 million of stock-based compensation expense for both the nine months ended April 30, 2019 and 2018. Lodging Reported EBITDA increased $3.8 million, or 20.4%, primarily due to the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $11.7 million, or 20.1%, primarily due to incremental revenue from Okemo and Crested Butte, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year.

Dining revenue increased $5.0 million, or 15.4%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties, as well as increases in dining revenue at our Park City lodging properties and our other Colorado lodging properties. Transportation revenue increased $0.6 million, or 3.3%, primarily due to increased passenger volume. Golf revenue increased $0.7 million, or 8.1%, due to higher revenue at our golf courses in Beaver Creek and at GTLC, as well as incremental revenue from our golf courses at Okemo. Other revenue increased $5.1 million, or 15.5%, primarily due to incremental revenue from our lodging properties at Okemo and Crested Butte.

Operating expense (excluding reimbursed payroll costs) increased 11.0%. Labor and labor-related benefits increased 12.7%, primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. General and administrative expense increased 5.5% due to higher corporate overhead costs. Other expense increased 11.2% primarily due to incremental expenses from Okemo and Crested Butte, as well as an increase in variable operating expenses associated with increases in revenue.

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

Real Estate Segment
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes, it can greatly impact Real Estate segment net revenue, operating expense, gain on sale of real property and Real Estate Reported EBITDA.

We closed on two land sales during the third quarter of fiscal 2019 with third party developers at Keystone (One River Run site) and Breckenridge (East Peak 8 site) for proceeds of approximately $16.0 million (received during the quarter), including $4.8 million associated with the sale of density for the Breckenridge property. The land parcel sales were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. As a result, the estimated gain of $3.6 million associated with the East Peak 8 site and the estimated $3.2 million loss associated with the One River Run site will be deferred until the Company no longer maintains continuing involvement. Additionally, the Company’s future obligation to repurchase finished commercial space in the two completed projects, as well as other related capital spending, will result in total estimated capital expenditures of up to approximately $9.5 million in future fiscal years.
Three months ended April 30, 2019 compared to the three months ended April 30, 2018
Real Estate segment operating results for the three months ended April 30, 2019 and 2018 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Total Real Estate net revenue	$241	$3,140	(92.3)%
Real Estate operating expense:
Cost of sales (including sales commission)	13	3,456	(99.6)%
Other, net	1,369	(4,053)	133.8%
Total Real Estate operating expense	1,382	(597)	331.5%
Gain on sale of real property	268	—	nm
Real Estate Reported EBITDA	$(873)	$3,737	(123.4)%

Three months ended April 30, 2019
Other, net operating expense of $1.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.3 million for the sale of land parcels.

Three months ended April 30, 2018
During the three months ended April 30, 2018, we closed on the sale of a development land parcel for $3.0 million which was recorded within Real Estate net revenue.

Other, net operating expense included the recognition of a $5.5 million benefit (non-cash in the period) related to a legal settlement in fiscal 2015 for which cash proceeds were received and established as a liability for estimated future remediation costs of a construction development. All known items have been remediated and, based on continued monitoring, the Company has concluded that the need for further remediation is remote. Additionally, other, net operating expense included general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018
Real Estate segment operating results for the nine months ended April 30, 2019 and 2018 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2019	2018
Total Real Estate net revenue	$595	$3,910	(84.8)%
Real Estate operating expense:
Cost of sales (including sales commission)	13	3,967	(99.7)%
Other, net	4,128	(1,666)	347.8%
Total Real Estate operating expense	4,141	2,301	80.0%
Gain on sale of real property	268	515	(48.0)%
Real Estate Reported EBITDA	$(3,278)	$2,124	(254.3)%

Nine months ended April 30, 2019
Other, net operating expense of $4.1 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.3 million for the sale of land parcels.

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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2019 and 2018 (in thousands).

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2019	2018		2019	2018
Depreciation and amortization	$(55,260)	$(54,104)	2.1%	$(161,541)	$(154,132)	4.8%
Foreign currency loss on intercompany loans	$(3,319)	$(9,502)	(65.1)%	$(5,180)	$(6,511)	(20.4)%
Interest expense, net	$(19,575)	$(15,648)	25.1%	$(59,215)	$(46,795)	26.5%
(Provision) benefit from income taxes	$(93,346)	$(71,896)	29.8%	$(120,914)	$17,914	775.0%
Effective tax rate (expense) benefit	(23.2)%	(20.9)%	2.3 pts	(22.5)%	3.8%	26.3 pts

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2019 increased $1.2 million and $7.4 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Stevens Pass, Triple Peaks, Falls Creek and Hotham acquisitions.

Foreign currency loss on intercompany loans.  Foreign currency loss on intercompany loans for the three and nine months ended April 30, 2019 decreased $6.2 million and $1.3 million, respectively, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and nine months ended April 30, 2019 increased $3.9 million and $12.4 million, respectively, compared to the same periods in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $265.6 million, which were used to fund the Stevens Pass and Triple Peaks acquisitions, as well as an increase in interest rates.

(Provision) benefit from income taxes. The effective tax rate (provision) benefit for the three and nine months ended April 30, 2019 was (23.2%) and (22.5%), respectively, compared to (20.9%) and 3.8%, for the three and nine months ended April 30, 2018, respectively. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items), (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items, (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book income and (iv) the amount of net income attributable to noncontrolling interests.

The increase in the effective tax rate provision during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018 was primarily due to a one-time, provisional net tax benefit of approximately $64.6 million recorded during the nine months ended April 30, 2018 as a result of the Tax Act, as well as a reduction in excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which are recorded within (provision) benefit from income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $4.9 million and $54.5 million, respectively, for the nine months ended April 30, 2019 and 2018.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles from segment Reported EBITDA to net income attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Mountain Reported EBITDA	$468,089	$409,253	$743,907	$656,078
Lodging Reported EBITDA	12,627	10,475	22,280	18,498
Resort Reported EBITDA	480,716	419,728	766,187	674,576
Real Estate Reported EBITDA	(873)	3,737	(3,278)	2,124
Total Reported EBITDA	479,843	423,465	762,909	676,700
Depreciation and amortization	(55,260)	(54,104)	(161,541)	(154,132)
Gain (loss) on disposal of fixed assets and other, net	27	(3,230)	505	(2,125)
Change in estimated fair value of contingent consideration	(1,567)	2,454	(3,467)	2,454
Investment income and other, net	1,727	736	2,697	1,516
Foreign currency loss on intercompany loans	(3,319)	(9,502)	(5,180)	(6,511)
Interest expense, net	(19,575)	(15,648)	(59,215)	(46,795)
Income before (provision) benefit from income taxes	401,876	344,171	536,708	471,107
(Provision) benefit from income taxes	(93,346)	(71,896)	(120,914)	17,914
Net income	308,530	272,275	415,794	489,021
Net income attributable to noncontrolling interests	(16,396)	(16,023)	(25,106)	(25,463)
Net income attributable to Vail Resorts, Inc.	$292,134	$256,252	$390,688	$463,558
The following table reconciles Net Debt to long-term debt, net (in thousands):

	April 30,
	2019	2018
Long-term debt, net	$1,310,870	$1,078,005
Long-term debt due within one year	48,504	38,444
Total debt	1,359,374	1,116,449
Less: cash and cash equivalents	59,636	181,597
Net Debt	$1,299,738	$934,852

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2019 and 2018 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2019	2018
Net cash provided by operating activities	$665,596	$580,663
Net cash used in investing activities	$(552,654)	$(100,582)
Net cash used in financing activities	$(224,645)	$(413,943)

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018
We generated $665.6 million of cash from operating activities during the nine months ended April 30, 2019, an increase of $84.9 million compared to $580.7 million of cash generated during the nine months ended April 30, 2018. The increase in operating cash flows was primarily a result of improved Mountain and Lodging segment operating results for the nine months ended April 30, 2019 compared to the prior year and an increase in accounts payable. These increases were partially offset by an increase in cash interest payments primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement and an increase in estimated foreign tax payments.

Cash used in investing activities for the nine months ended April 30, 2019 increased by $452.1 million primarily due to cash payments of $419.0 million, net of cash acquired, related to the acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham during the nine months ended April 30, 2019 as well as an increase in capital expenditures of $40.6 million during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018.

Cash used in financing activities decreased by $189.3 million during the nine months ended April 30, 2019 compared to the nine months ended April 30, 2018, primarily due to proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $265.6 million during the nine months ended April 30, 2019, which was used to fund the Triple Peaks and Stevens Pass acquisitions. In addition, cash used in financing activities benefited from (i) a reduction of $61.5 million for employee taxes related to exercises of share awards, (ii) a reduction of $42.6 million in net payments on borrowings under our Whistler Credit Agreement and (iii) $11.2 million of proceeds related to real estate sales transactions completed during the nine months ended April 30, 2019, that are reflected as financing arrangements. These decreases in cash used in financing activities were partially offset by an increase in net payments under our Vail Holdings Credit Agreement, an increase in repurchases of common stock of $59.2 million, an increase in dividends paid of $44.9 million and payments for commitments in conjunction with the Canyons transaction of $9.5 million.

Significant Sources of Cash
Our second and third fiscal quarters historically result in seasonally high cash on hand as our North American mountain resorts and urban ski areas are generally open for ski operations from mid-November to mid-April, from which we have historically generated a significant portion of our operating cash flows for the fiscal year.

We had $59.6 million of cash and cash equivalents as of April 30, 2019, compared to $181.6 million as of April 30, 2018. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $59.6 million of cash and cash equivalents at April 30, 2019, we had $422.4 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2019 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $77.6 million). Additionally, we had C$264.1 million ($197.2 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($223.9 million) less outstanding borrowings of C$35.0 million ($26.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $139 million to $143 million on resort capital expenditures during calendar year 2019, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, summer capital, real estate related capital and reimbursable investments. We expect that our total capital plan will be approximately $190 million to $195 million, including items noted above for integration and acquisitions, summer capital, real estate related projects and approximately $18 million of reimbursable investments associated with insurance recoveries and tenant improvements. Included in these estimated capital expenditures are approximately $85 million to $90 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2019 include, among other projects, significant investments in our snowmaking systems in Colorado that will transform the early-season terrain experience at Vail, Keystone and Beaver Creek; technology investments to increase lift ticket express fulfillment capacity through new mobile technology across our 17 North American Resorts to allow skiers and snowboarders who purchased tickets in advance to bypass the ticket window entirely; and a new permanent Tombstone BBQ restaurant at Park City. We also plan to make significant one-time investments across the recently acquired resorts of Crested Butte, Okemo, Mount Sunapee and Stevens Pass, which will include replacing and upgrading the Daisy and Brooks lifts at Stevens Pass and the Teocalli Lift at Crested Butte and on-mountain restaurant upgrades at Okemo. We plan to spend approximately $14 million in the first phase of a two-year, $35 million investment program for these newly acquired resorts. Additionally, we plan to spend approximately $7 million in capital for the integration of Triple Peaks and Stevens Pass. Investments in additional summer activities will be approximately $4 million in calendar year 2019 as we complete work on a major zip line at Breckenridge. The calendar year 2019 capital plan also includes $3 million of investment related to our sustainability commitment focused on energy efficiency opportunities in snowmaking as well as other electrical and lighting applications. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisitions of Hotham and Falls Creek
On April 4, 2019, we utilized cash on hand to acquire ski field leases and related infrastructure used to operate two resorts in Victoria, Australia. The Company acquired Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a purchase price of approximately AU$178.9 million ($127.4 million), after adjustments for certain agreed-upon terms, including an increase in the purchase price for operating losses incurred for the period from December 29, 2018 through closing.

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

Debt
As of April 30, 2019, principal payments on the majority of our long-term debt ($1,150.8 million of the total $1,363.4 million debt outstanding as of April 30, 2019) are not due until fiscal 2024 and beyond. As of April 30, 2019 and 2018, total long-term debt, net (including long-term debt due within one year) was $1,359.4 million and $1,116.4 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $934.9 million as of April 30, 2018 to $1,299.7 million as of April 30, 2019, primarily due to $265.6 million in incremental term loans, as discussed above, resulting from the August 15, 2018 amended and restated Vail Holdings Credit Agreement. Subsequently, on April 15, 2019, we entered into a further amendment to the Vail Holdings Credit Agreement which primarily extended the maturity date for the outstanding term loans and revolver facility to April 15, 2024, increased the amount of dividends we are permitted to pay in each fiscal quarter under the agreement and increased the amount of the revolver facility from $400.0 million to $500.0 million. The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility in an aggregate principal amount of up to $950.0 million. Additionally, during the nine months ended April 30, 2019, we entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 2023. No other material terms of the Whistler Credit Agreement were altered. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of variable-rate debt outstanding as of April 30, 2019. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $10.0 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2019, our Board of Directors approved a 20% increase to our quarterly cash dividend to $1.76 per share (or approximately $70.9 million per quarter based upon shares outstanding as of April 30, 2019). For the nine months ended April 30, 2019, we paid cash dividends of $4.70 per share ($189.6 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the nine months ended April 30, 2019, we repurchased 353,007 Vail Shares (at a total cost of approximately $85.0 million). During the nine months ended April 30, 2018, we repurchased 115,422 Vail Shares at a total cost of $25.8 million. Since inception of this stock repurchase program through April 30, 2019, we have repurchased 5,904,723 Vail Shares at a cost of approximately $358.0 million. As of April 30, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2019. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2019. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Falls Creek, Hotham, Triple Peaks, Stevens Pass or future acquisitions;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2019, we had approximately $1.0 billion of variable rate indebtedness, representing approximately 73.7% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2019 of 3.7% and 3.6%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2019, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $10.0 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2019	2018
Foreign currency translation adjustments, net of tax	$(44,862)	$(44,417)
Foreign currency loss on intercompany loans	$(5,180)	$(6,511)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
As described elsewhere in this report, on October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of April 30, 2019, 56,200 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

10.1
First Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 15, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following information from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2019 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Condensed Balance Sheets as of April 30, 2019, July 31, 2018 and April 30, 2018; (ii) Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2019 and 2018; (iii) Unaudited Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended April 30, 2019 and 2018; (iv) Unaudited Consolidated Condensed Statements of Stockholders’ Equity for the three and nine months ended April 30, 2019 and 2018; (v) Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended April 30, 2019 and 2018; and (vi) Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: June 6, 2019	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2019	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)