Form 10-K
period 2019-07-31
VAIL RESORTS INC
filed 2019-09-26
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019

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
☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $188.26 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,480,638,929.
As of September 23, 2019, 40,285,628 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2019 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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

•
risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data and our ability to adapt to technological developments or industry trends;

•	risks related to cyber-attacks;

•
willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases, and the cost and availability of travel options and changing consumer preferences;

•	the seasonality of our business combined with adverse events that occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	the high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•	risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products and services effectively;

•	risks related to our workforce, including increased labor costs, loss of key personnel and our ability to hire and retain a sufficient seasonal workforce;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Hotham, Falls Creek, Peak Resorts or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars;

•
changes in accounting judgments and estimates, accounting principles, policies or guidelines or adverse determinations by taxing authorities, as well as risks associated with uncertainty of the impact of tax reform legislation in the United States;

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

Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 86%, 14% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2019 (“Fiscal 2019”).

As of July 31, 2019, our Mountain segment operates seventeen world-class mountain resort properties and three urban ski areas, as well as ancillary services, primarily including:

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

Peak Resorts Acquisition
On September 24, 2019, through a wholly-owned subsidiary, we acquired 100 percent of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $265 million. Through the acquisition we added 17 U.S. ski areas to our network of resorts, which are located near major metropolitan areas including New York, Boston, Washington D.C., Baltimore, Philadelphia, Cleveland, St. Louis, Kansas City, and Louisville.

The newly acquired resorts in the Northeast include Mount Snow in Vermont; Hunter Mountain in New York; and Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire. In the Mid-Atlantic, the newly acquired resorts include Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania. In the Midwest, the newly acquired resorts include Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana.

The ski areas owned by Peak Resorts offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, mountain biking, golf and other summer activities. Due to the timing of closing, we have not incorporated information pertaining to Peak Resorts throughout Part I, Item I, Business, unless explicitly noted. For additional information, see the Notes to the Consolidated Financial Statements.

Mountain Segment
Our portfolio of world-class mountain resorts and urban ski areas includes:

PACIFIC NORTHWEST
WHISTLER BLACKCOMB
STEVENS PASS
TAHOE
HEAVENLY
NORTHSTAR
KIRKWOOD
ROCKIES
PARK CITY
CRESTED BUTTE
BEAVER CREEK
VAIL
BRECKENRIDGE
KEYSTONE
WHISTLER BLACKCOMB
STEVENS
NORTHEAST
STOWE
ATTITASH*
WILDCAT*
MOUNT SUNAPEE
CROTCHED MOUNTAIN*
OKEMO
MOUNT SNOW*
HUNTER MOUNTAIN*
MID-ATLANTIC
JACK FROST*
BIG BOULDER*
ROUNDTOP*
WHITETAIL*
LIBERTY MOUNTAIN*
MIDWEST
ALPINE VALLEY*
BRANDYWINE*
BOSTON MILLS*
MAD RIVER MOUNTAIN*
MT. BRIGHTON
PAOLI PEAKS*
WILMOT
HIDDEN VALLEY*
AFTON ALPS
SNOW CREEK*
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
perisher
VAIL RESORTS
EXPERIENCE OF A LIFETIME™

*Denotes a mountain resort or urban ski area that was acquired subsequent to Fiscal 2019 in the Peak Resorts transaction and therefore is not included in the consolidated financial results of the Company as of or for the year ended July 31, 2019.
United States
Colorado and Utah Resorts (Rocky Mountain Region)

•
Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2018/2019 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.

•
Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the U.S. for the 2018/2019 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•
Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2018/2019 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

•
Keystone Resort (“Keystone”) - the fifth most visited mountain resort in the U.S. for the 2018/2019 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2018/2019 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.

•
Crested Butte Mountain Resort (“Crested Butte”) - acquired in September 2018, Crested Butte is located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.

Lake Tahoe Resorts

•
Heavenly Mountain Resort (“Heavenly”) - the eleventh most visited mountain resort in the U.S. for the 2018/2019 ski season. Heavenly is located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.

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

•
Perisher Ski Resort (“Perisher”) - located in New South Wales, Australia, Perisher provides accessibility, significant lodging and the market’s most skiable acreage for the country’s largest cities, including Sydney, Melbourne, Adelaide,

Canberra and Brisbane. Perisher offers over 3,000 skiable acres on seven peaks and includes the resort areas known as Perisher Valley, Smiggin Holes, Blue Cow and Guthega, along with ski school, lodging, food and beverage, retail/rental and transportation operations.

•
Falls Creek Alpine Resort (“Falls Creek”) - acquired in April 2019, Falls Creek is the largest ski resort in Victoria, Australia with over 1,100 skiable acres. Falls Creek features a variety of terrain that is well suited to families and first-timers. Additionally, the resort provides a variety of different lodging properties alongside restaurants, bars, and nightlife offerings.

•
Hotham Alpine Resort (“Hotham”) - acquired in April 2019 and located in Victoria, Australia. Hotham is considered the “Powder Capital” of Australia, and is the only resort in the Southern Hemisphere where the village is located on top of the mountain, providing outstanding views and ski-in, ski-out opportunities from anywhere in the village with over 790 skiable acres.

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

Our Mountain segment derives revenue through the sale of lift tickets, including pass products, as well as a comprehensive offering of amenities available to guests, including ski and snowboard lessons, equipment rentals and retail merchandise sales, a variety of dining venues, private club operations and other winter and summer recreational activities. In addition to providing extensive guest amenities, we also lease some of our owned and leased commercial space to third party operators to add unique restaurants and retail stores to the mix of amenities at the base of our resorts.

Please see section above titled “Peak Resorts Acquisition” for our recently completed acquisition of Peak Resorts, which has not been incorporated in detail into this Part I of our Form 10-K, unless explicitly noted.

Ski Industry/Competition
There are approximately 770 ski areas in North America with approximately 475 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. We have a large presence in the Rocky Mountain region and the Lake Tahoe region, and also operate resorts in the Pacific Northwest and Northeast. During the 2018/2019 North American ski season, combined skier visits for all ski areas in North America were approximately 79.7 million. Our North American mountain resorts and urban ski areas, owned as of July 31, 2019, had approximately 13.8 million skier visits during the 2018/2019 ski season representing approximately 17.3% of North American skier visits.

There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts in North America for over 35 years, which has and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Squaw Valley USA, Killington, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, Southwest and British Columbia, Canada, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Additionally, our pass products compete with other multi-resort frequency and pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.

The ski industry statistics stated in this section have been derived primarily from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Survey 2018/2019 (the “Kottke Survey”) as well as other industry publications.

Our Competitive Strengths
Our premier resorts and business model differentiate our Company from the rest of the ski industry. We have iconic, branded mountain resorts in important ski destinations in Colorado, Utah, Lake Tahoe, the Northeast and the Pacific Northwest, including British Columbia, Canada. Through our sales of pass products, we provide our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Most of our mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (five of the top ten for the 2018/2019 U.S. ski season), and most of our mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our mountain resorts’ ability to provide a high-quality experience.

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
Our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada receive average annual snowfall between 20 and 39 feet. Even in these areas which receive abundant snowfall, we have invested in significant snowmaking systems that help provide a more consistent experience, especially in the early season. Our calendar year 2019 capital plan includes a significant investment in our snowmaking systems in Colorado that will transform the early-season terrain experience at Vail, Keystone and Beaver Creek. Our mountain resorts in the Northeast U.S. and in Australia receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed several high speed chairlifts and gondolas across our mountain resorts, including a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola; upgrading the four-person Emerald express chairlift to a high speed six-person chairlift on Whistler Mountain; upgrading the three-person fixed grip Catskinner chairlift to a four-person high speed lift at Blackcomb Mountain; upgrading the fixed grip High Meadow chair to a four person high speed lift at the Canyons area of Park City; replacing the Galaxy two-person chairlift with a three-person chairlift at Heavenly, new high speed, six-passenger chairlift replacements for each of the Northwoods lift at Vail Mountain, the Peak 10 Falcon SuperChair at Breckenridge and the Montezuma lift at Keystone; a new high speed, four person chair replacement for the Drink of Water chair at Beaver Creek; a high speed quad replacement for the Sun Up chairlift at Vail Mountain and several lift replacements at Wilmot. For the 2019/2020 ski season, planned upgrades to various chairlifts include the Daisy and Brooks lifts at Stevens Pass; the Teocalli lift at Crested Butte; the Tombstone lift at Park City and completion of the new Leichardt lift at Perisher.

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
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer-focused environment. We offer EpicMix, an online and mobile application that, through radio frequency technology, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity), allows a guest to share his or her experience, photos and accomplishments with family and friends on social networks, allows guests to access real time lift line wait times and allows our ski school instructors to certify the attainment of certain skills and ski levels. We also introduced the world’s first digital mountain assistant (“EMMA”), which uses artificial intelligence and natural language processing to offer information on everything from grooming, lift line wait times and parking, in addition to recommendations on rentals, lessons and dining options. For the 2019/2020 North American ski season, we plan to make technology investments to increase lift ticket express fulfillment capacity through new mobile technology across our 17 North American resorts to allow skiers and snowboarders who purchased lift tickets in advance on-line to bypass the ticket window entirely. Additionally, we are focused on improving the guest ski/snowboard rental experience with the development of a new “pod” concept in several of our high-volume locations where the guest is no longer required to wait in a number of different lines during their rental experience.

We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•	Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our mountain resorts and urban ski areas that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. Our pass products generated approximately 47% of our total lift revenue for Fiscal 2019. In addition, our pass products attract new guests to our mountain resorts and urban ski areas. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our mountain resorts and urban ski areas. Our pass products range from providing access for a certain number of days to one or a combination of our mountain resorts and urban ski areas to our Epic Pass which provides unrestricted and unlimited access to all our mountain resorts and urban ski areas. Additionally, beginning with the 2019/2020 North American pass product selling season, we are offering the Epic Day Pass, a customizable one to seven day pass product, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. In April 2019, we acquired Falls Creek and Hotham, located in Victoria, Australia, expanding our portfolio of Australian ski resorts to complement Perisher, which we acquired in June 2015. Australia is an important international ski market, estimated to generate more than one million skier visits annually to resorts in North America, Japan and Europe. Stevens Pass in Washington State, acquired in August 2018, is located 85 miles from Seattle and 250 miles from Whistler Blackcomb, a world-renowned international skiing destination which receives more than two million skier visits each year, which we acquired in October 2016. We have also made strategic acquisitions of mountain resorts located in the Northeast U.S. recently, including Okemo in Vermont (acquired in September 2018), Mount Sunapee in New Hampshire (acquired in September 2018) and Stowe in Vermont (acquired in June 2017). These resorts are premier, high-end ski resorts for skiers and snowboarders on the East Coast, which draw visitors from New York City, Boston and the broader Northeast skier population. Additionally, our urban ski areas are strategically positioned near key U.S. population centers; Wilmot in Wisconsin near the Chicago and Milwaukee metropolitan areas, Afton Alps in Minnesota near Minneapolis/St. Paul and Mt. Brighton in Michigan near Detroit. This close proximity to major Midwestern skier markets allows guests to visit regularly during the week, including popular night skiing, or on the weekends. These cities offer major airports with routine direct flights to Denver, San Francisco, Salt Lake City and Vancouver. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland and Skirama Dolomiti in Italy, which further increases the value proposition of our pass products.

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
We have approximately 290 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. In addition to providing a major retail/rental presence at each of our mountain resorts, we also have retail/rental locations throughout the Colorado Front Range and at other Colorado and California ski resorts, as well as the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of the locations in the Colorado Front Range and in the San Francisco Bay Area also offer prime venues for selling our pass products.

•	On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides; mountain biking; horseback riding; guided hiking; 4x4 Jeep tours; and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

•	Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed hotels and resorts proximate to our mountain resorts, including six RockResorts branded properties and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. More recently, our real estate efforts have focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.

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

The Lodging segment currently includes approximately 5,500 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resorts in premier destination locations.

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

Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 754,000 rooms at approximately 2,300 properties in the U.S. as of July 2019. For Fiscal 2019, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our mountain resorts, had an overall ADR of $256.50 a paid occupancy rate of 68.4% and revenue per available room (“RevPAR”) of $175.45, as compared to the upper upscale segment’s ADR of $188.88, a paid occupancy rate of 73.9% and RevPAR of $139.50. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

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

Marketing and Sales
Our Mountain segment’s marketing and sales efforts are increasingly oriented around data analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through our pass product sales program, e-commerce platforms including mobile lift ticket sales, the EpicMix application and operational processes at our lift ticket windows. We promote our resorts using guest-centric marketing campaigns via email and direct mail, promotional programs, digital marketing (including social, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV and radio). We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g. lift access, lodging, ski and ride school, rentals, etc.) for their visits.  We also enter into strategic alliances with companies to enhance the guest experience at our resorts, as well as to create opportunities for cross-marketing.

For our Lodging segment, we promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social and display), promotional programs, and print media advertising. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining), all of which are designed to drive traffic to our websites and central reservations call center. In addition, our hotels have active sales forces to generate conference and group business. We market our resort properties in conjunction with our mountain resort marketing efforts where appropriate, given the strong synergies across the two businesses.

Across both the Mountain and Lodging segments, sales made through our websites and call center allow us to transact directly with our guests, enabling us to further expand our customer base for future analytics and guest-centric marketing efforts.

Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, golf (included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our resorts in our off-season. In addition, the operating results of our Australian resorts, for which the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.

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

Environmental Stewardship and Social Responsibility
Environmental stewardship is a core philosophy for us. Our resorts operate in some of the world’s greatest natural environments, and we are compelled to care for and conserve them. Through our corporate social responsibility and sustainability program, Epic Promise, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profit organizations. Our environmental stewardship efforts are diverse and touch nearly every area of our operations. In 2017, we launched our Commitment to Zero, a pledge to have a zero net operating footprint by 2030. This commitment includes achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, zero waste to landfills by diverting 100 percent of waste from our operations and zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.

As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 100 global and influential businesses which are committed to 100 percent renewable electricity. In addition, we have partnered with several organizations to help raise resources for local environmental programs, including The Nature Conservancy, the National Forest Foundation, The Tahoe Fund, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We encourage our employees to help protect the environment and support their local community with over 26,000 volunteer hours donated annually. Our charitable giving focuses on supporting education and youth programs, encouraging innovation in, and implementation of, environmental stewardship practices and enhancing the quality of life in the communities in which we operate.

Finally, our EpicPromise Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company and its employees. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.

Employees
At fiscal year end, we employed approximately 6,600 year-round employees. During the height of our most recent operating seasons, we employed approximately 31,900 additional seasonal employees. In addition, we employed approximately 400 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be good.

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

In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our mountain resorts and urban ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks. We believe our brands have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge®, Keystone® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb® name and logo. The Company licenses the right to use the federally registered trademark Northstar California® from CLP Northstar, LLC.
Regulation and Legislation

U.S. Forest Service Resorts

Federal Regulation

The operations of Breckenridge, Vail Mountain, Keystone, Beaver Creek, Crested Butte, Stevens Pass, Heavenly and Kirkwood are conducted primarily on land under the jurisdiction of the U.S. Forest Service (collectively, the “Forest Service Resorts”). The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service’s authority to approve facilities primarily for year-round recreation. Under the 1986 Act, the Forest Service has the authority to review and approve the location, design and construction of improvements in the permit area and many operational matters.

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

Australian Resorts

Perisher: Perisher is located in the Kosciuszko National Park, the largest national park in New South Wales, Australia. The resort includes four villages (Perisher Valley, Smiggin Holes, Guthega and Blue Cow) and their associated ski fields, as well as the site of the Skitube Alpine Railway at Bullock’s Flat, which is accredited in accordance with the Rail Safety National Law (NSW) No. 82a. The Office of Environment and Heritage (“OEH”), an agency of the New South Wales government, which is part of the Department of Planning and Environment, is responsible for the protection and conservation of the Kosciuszko National Park. The National Parks and Wildlife Act 1974 (NSW) (“NPW Act”) establishes the National Parks and Wildlife Service and is responsible for the control and management of the Kosciusko National Park.
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

Falls Creek and Hotham: Falls Creek and Hotham are located in the Alpine National Park in Victoria, Australia.  Falls Creek and Hotham both operate on Crown land permanently reserved under the Crown Land (Reserves) Act 1978 (Vic), with the exception of three small parcels of freehold land within the Hotham resort area.  Each resort is subject to the Alpine Resorts (Management) Act 1997 (Vic) (the “ARM Act”), which is in place to manage the development, promotion, management and use of the resorts on a sustainable basis and in a manner that is compatible with the alpine environment. The ARM Act established the Alpine Resorts Commission to plan for the direction and sustainable growth of Victoria's five alpine resorts (including Falls Creek and Hotham). This includes review and coordination of the implementation of an Alpine Resorts Strategic Plan to which Falls Creek and Hotham are subject.

The ARM Act also established each of the Falls Creek Resort Management Board and Hotham Resort Management Board (the “RMBs”), each of which is appointed by, and responsible to, the Minister for Energy, Environment and Climate Change (the “Minister”).  The RMBs are responsible for the management and collection of fees for entrance into the Alpine National Park and from Falls Creek and Hotham ski resorts.  The ARM Act authorizes the RMBs to grant leases subject to Ministerial approval, and under this power, the entities operating the Hotham and Falls Creek resorts have each been leased land within the Alpine National Park under various long-term leases with differing expiration dates.  The main lease for the ski field at Falls Creek expires December 31, 2040, while the main lease for the ski field at Hotham expires December 31, 2057. The key ski field leases provide for the payment of rent with both a fixed and variable component, a community service charge payable to the ARCC and a ski patrol contribution payable to RMBs. At Hotham, we also lease land known as ‘Dinner Plain’ within the Alpine National Park which expires on June 30, 2031, with an option to extend for a further 10 years.

The Alpine Resorts (Management) Regulations 2009 (Vic) gives the RMBs the power to declare the snow season, temporarily close the resort to entry if there is a significant danger to public safety, determine parts of a resort to which entry is prohibited, set aside areas of the resort for public use, parking, driving of vehicles, or landing of aircraft, and determine the areas for cross country ski trails, skiing, snowboarding and other snow play activities.

We also own and operate the Hotham Airport. The regulation of aviation safety in Australia is governed by the Civil Aviation Act 1988 (Cth) (the “CAA”), and regulations and standards made pursuant to the CAA, including the Civil Aviation Regulations 1988 (Cth) and Civil Aviation Safety Regulations 1998 (Cth).

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

Prior to expiration of these concession contracts, we will have the opportunity to bid against other prospective concessionaires for award of a new contract. The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a Federal Government shutdown. NPS may also terminate the concession contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.

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

Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia)

Falls Creek and Hotham are subject to the Environment Protection Act 1970 (Vic) (“EP Act”) and the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”).  The EP Act sets out a system of requirements for approvals and licenses for certain premises where activities may have an effect on the environment. It also contains policies relating to pollution. Approval is required under the EPBC Act if an action is likely to have a significant impact on a matter of national environmental significance.

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

•
Falls Creek and Hotham are subject to the Water Act 1989 (Vic) (the “Vic Water Act”), which regulates the use of water resources and entitlements in Victoria. Falls Creek and Hotham each relies on a water diversion license issued under the Vic Water Act, which authorizes them to take and use water from a specified waterway to operate works and for snowmaking purposes.

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

Risks Related to Our Business
We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have previously experienced and may experience in the future, among other items, a change in booking trends such that guest reservations are made much closer to the actual date of stay, a decrease in the length of stay and/or a decrease in group bookings. We cannot predict what impact these uncertainties may have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, that are available at a discount to the single day lift tickets. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar, it could impact the volume of international visitation.

We are vulnerable to unfavorable weather conditions and the impact of natural disasters. Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. On the other hand, excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to access our mountain resorts. In the past 20 years, our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada have averaged between 20 and 39 feet of annual snowfall, which is significantly in excess of the average for North American ski resorts. However, there can be no assurance that our resorts will receive seasonal snowfalls near their historical average in the future. As an example of weather variability, during the 2017/2018 season, we experienced historically low snowfall across our western U.S. resorts for the first half of the ski season, with snowfall in Vail, Beaver Creek and Park City through January 31, 2018 at the lowest levels recorded in over 30 years while Tahoe was more than 50% below the 20-year average. During the 2018/2019 ski season, however, our western U.S. resorts experienced above-average snowfall. Past snowfall levels or consistency of snow conditions can impact the levels of sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that typically prevail at such resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effect of climate change, including any impact of global warming, could have a material adverse effect on our results of operations as a result of increased weather variability and/or warmer overall temperatures, which would likely adversely affect skier visits and our revenue and profits.

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

Cyber-attacks could disrupt our business. Despite our efforts, information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. In recent years, there has been a rise in the number of sophisticated cyber-attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which has been material to us to date. We have taken, and continue to take, steps to address these concerns by implementing security and internal controls. However, there can be no assurance that a system interruption, security breach or unauthorized access will not occur.  Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Cyber threats and attacks can have cascading impacts across networks, systems and operations. Those events may include process breakdowns, security architecture or design vulnerabilities, or may result from the acts of third parties, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, malicious social engineering or other malicious activities. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

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

Our business is highly seasonal. Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American mountain resorts is from late November to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2019, approximately 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2019 accounted for approximately 47% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

The Forest Service authorized year-round recreational activities, which allows our mountain resorts on Forest Service land to offer more summer-season recreational opportunities, including our Epic Discovery program that we launched at Heavenly, Vail and Breckenridge. We anticipate that as these summer activities mature, and with Whistler Blackcomb’s robust summer activities and the activities at our other resorts, we could realize incremental summer guest visitation and revenue. However, our summer activities may not generate the projected revenue and profit margins we expect, and even if our future plans are successful, we do not expect that these enhanced summer operations will fully mitigate the seasonal losses that our mountain operations experience from late spring to late fall.

We face significant competition. The ski resort and lodging industries are highly competitive. The number of U.S. skier visits has generally ranged between 51 million and 61 million annually over the last decade, with approximately 59.3 million visits for the 2018/2019 U.S. ski season. There are approximately 475 ski areas in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

•	proximity to population centers;

•	availability and cost of transportation to ski areas;

•	availability and quality of lodging options in resort areas;

•	ease of travel to ski areas (including direct flights by major airlines);

•	pricing of lift tickets and/or pass products and the magnitude, quality and price of related ancillary services (ski school, dining and retail/rental), amenities and lodging;

•	snowmaking facilities;

•	type and quality of skiing and snowboarding offered;

•	duration of the ski season;

•	weather conditions; and

•	reputation.

There are many competing options for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest, Northeast, Southwest and British Columbia, Canada, and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

We may not be able to fund resort capital expenditures. We regularly expend capital to construct, maintain and renovate our mountain resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. We currently anticipate we will spend approximately $139 million to $143 million on resort capital expenditures during calendar year 2019, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, real estate related capital and reimbursable investments. We expect that our total calendar year 2019 capital plan will be approximately $190 million to $195 million, which includes $18 million of reimbursable investments associated with insurance recoveries and tenant improvements; $14 million in the first phase of a two-year, $35 million investment program for these newly acquired resorts, $7 million in capital for the integration of Triple Peaks and Stevens Pass, $2 million in capital for the integration of Peak Resorts and $1 million in capital for the integration of Falls Creek and Hotham. The calendar year 2019 capital plan also includes $3 million of investment related to our sustainability commitment focused on energy efficiency opportunities in snowmaking as well as other electrical and lighting applications. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

A disruption in our water supply would impact our snowmaking capabilities and operations. Our operations are heavily dependent upon our access to adequate supplies of water for snowmaking and to otherwise conduct our operations. Our mountain resorts are subject to federal, state, provincial and local laws and regulations relating to water rights. Changes in these laws and regulations may adversely affect our operations. In addition, a severe and prolonged drought may adversely affect our water supply and increase the cost of snowmaking. A significant change in law or policy, impact from climate change or any other interference with our access to adequate supplies of water to support our current operations or an expansion of our operations would have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

We rely on various government permits and landlord approvals at our U.S. resorts. Our U.S. resort operations require permits and approvals from certain federal, state and local authorities, including the Forest Service, U.S. Army Corps of Engineers, the States of Vermont and New Hampshire and NPS. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, and a majority of Beaver Creek are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire on the following dates:

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

We rely on foreign government leases and landlord approvals, and are subject to certain related laws and regulations, at our international resorts. Our international resort operations require permits and approvals from certain foreign authorities, including the Province of British Columbia and the New South Wales and Victoria, Australia governments. Our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Each of Falls Creek and a majority of Hotham is located in the Alpine National Park in Victoria, Australia that is permanently reserved under the Crown Land Act and subject to the ARM Act. The ARM Act established the Falls Creek RMB and the Hotham RMB, which is responsible for the management and collection of fees from Falls Creek and Hotham, respectively, and the ARM Regulations give each of the Falls Creek RMB and the Hotham RMB certain discretion over the operations of Falls Creek and Hotham, respectively, including the authority to (i) declare the snow season, (ii) temporarily close the applicable resort if entry would be a significant danger to public safety, and (iii) determine which portions of the applicable resort are open to the public and the activities that are permitted on those portions of such resort. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We are subject to extensive environmental and health and safety laws and regulations in the ordinary course of business. Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act, the Australian EPA Act or the Australian EP Act, as applicable. The NEPA and CEQA require the Forest Service, or other governmental entities, to study any proposal for potential environmental impacts and include various alternatives in its analysis. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Changes in security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively. The information, security, and privacy requirements imposed by applicable laws and governmental regulation and the requirements of the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, or otherwise impact our ability to market our products, properties and services to our guests. Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing.

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

Our acquisitions, including Hotham, Falls Creek or Peak Resorts, might not be successful. We have acquired, and may continue to acquire, certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

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

We have recently acquired companies that were not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and, therefore, they may lack the internal controls of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley. We have recently acquired companies that were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2019 did not include certain elements of the internal controls of Stevens Pass, Triple Peaks, Hotham and Falls Creek, all of which were acquired during our fiscal year ended July 31, 2019.

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

Our international operations subject us to additional risks. As a result of the acquisitions of Perisher, Whistler Blackcomb, Hotham and Falls Creek, and potential future international acquisitions, we have increased our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. We are exposed to currency translation risk because the results of Whistler Blackcomb, Hotham, Falls Creek and Perisher are reported in their local currencies, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as Whistler Blackcomb, Hotham, Falls Creek and Perisher grow and if we acquire other international resorts.

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

We are subject to income and other taxes in the United States and in multiple foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. For example, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and resulted in broad and significantly complex changes that impacted the corporate tax rate, our deferred income taxes and the taxation of our foreign earnings. The comprehensive impact of the Tax Act is subject to future guidance and interpretations by the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies, which could impact our effective tax rate and may have adverse or uncertain effects on our business and financial condition.

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

We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock. On March 7, 2019, our Board of Directors approved an increase to our quarterly cash dividend to $1.76 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of the Eighth Amended and Restated Credit Agreement (“Vail Holdings Credit Agreement”). Although we anticipate paying regular quarterly dividends on our common stock for the foreseeable future, the declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Vail Holdings Credit Agreement, any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations. As of July 31, 2019, we had $1,580.1 million of outstanding indebtedness, which includes $340.3 million for the Canyons Lease obligation. This amount also consisted of $914.4 million of borrowings from the term loan facility under the Vail Holdings Credit Agreement, $208.0 million of borrowings under the revolver portion of the Vail Holdings Credit Agreement, and $45.5 million of borrowings under Whistler Blackcomb’s credit facility. In August 2018, we entered into our Eighth Amended and Restated Credit Agreement and increased the term loan facility by approximately $265.6 million, of which $70.0 million was borrowed on August 15, 2018 in connection with the closing of the Stevens Pass acquisition with the remainder borrowed on September 27, 2018 in connection with the closing of the Triple Peaks acquisition. In April 2019, we entered into a First Amendment to our Eighth Amended and Restated Credit Agreement and increased the revolving loan facility to $500.0 million. Additionally, on September 23, 2019, we entered into a Second Amendment to our Eighth Amended and Restated Credit Agreement, which increased the term loan facility by approximately $335.6 million in connection with the closing of the Peak Resorts acquisition and to prepay certain portions of the debt assumed in connection with such acquisition. Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, currently bear interest at a rate of LIBOR plus 1.25% on an annual basis. Interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $335.1 million as of July 31, 2019. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.  In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2019, the Company has repurchased 5,904,723 shares at a cost of approximately $358.0 million. As of July 31, 2019, 1,595,277 shares remained available to repurchase under the existing share repurchase program which has no expiration date.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort

Location	Ownership	Use
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Double Tree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hotham Airport, Victoria, Australia	Owned	Regional airport
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mount Sunapee Resort, NH (850 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Mt. Mansfield, VT (approximately 1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased (1)	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased (1)	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Okemo Valley Golf Club, VT	Owned	Golf course, dining facilities and commercial space
Park City Mountain, UT (8,900 acres)	Leased (2)
Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)

Location	Ownership	Use
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Seasons at Avon, CO	Leased/50% Owned	Administrative offices and commercial space
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 260 rental and retail stores (of which approximately 125 stores are currently held under lease) for recreational products, and 6 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Tater Hill Golf Course, VT	Owned	Golf course, clubhouse and dining facilities
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Village Hotel, Breckenridge, CO	Owned	Lodging, dining, conference facilities and commercial space
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 23, 2019, 40,285,628 shares of common stock were outstanding, held by approximately 270 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the NYSE and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2019
July 31, 2019	$249.67	$209.78	$1.76
April 30, 2019	$229.09	$188.31	$1.76
January 31, 2019	$286.40	$177.92	$1.47
October 31, 2018	$302.76	$228.07	$1.47
Fiscal Year 2018
July 31, 2018	$291.61	$221.56	$1.47
April 30, 2018	$236.23	$200.68	$1.47
January 31, 2018	$237.77	$204.86	$1.053
October 31, 2017	$232.71	$209.80	$1.053

In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2019, our Board of Directors approved a 20% increase to our quarterly cash dividend to an annual rate of $7.04 per share, subject to quarterly declaration. This dividend is anticipated to be funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of our Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in the Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of the year ended July 31, 2019 (“Fiscal 2019”). The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of this stock repurchase program through July 31, 2019, the Company has repurchased 5,904,723 shares at a cost of approximately $358.0 million. As of July 31, 2019, 1,595,277 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2015 through the end of Fiscal 2019. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”),

The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

$450
$400
$350
$300
$250
$200
$150
$100
$50
2014
2015
2016
2017
2018
2019
MTN
Russell 2000
S&P 500
DJ US Travel & Leisure

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for our fiscal years ended and as of July 31, 2015 through July 31, 2019 should be read in conjunction with those Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited. The data presented below is in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), average daily rate (“ADR”) and revenue per available room (“RevPAR”) amounts.

	Year Ended July 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Statement of Operations Data:

Total net revenue	$2,271,575	$2,011,553	$1,907,218	$1,601,286	$1,399,924

Total segment operating expense	1,571,738	1,396,023	1,322,841	1,152,496	1,058,432

Other operating expense, net	(223,568)	(206,713)	(205,121)	(165,811)	(130,979)
Other expense, net	(77,304)	(68,725)	(30,807)	(40,360)	(61,185)
Income before (provision) benefit from income taxes	$398,965	$340,092	$348,449	$242,619	$149,328
Net Income and Dividends:
Net income (2)	$323,493	$401,230	$231,718	$149,454	$114,610
Net income attributable to Vail Resorts, Inc. (2)	$301,163	$379,898	$210,553	$149,754	$114,754
Diluted net income per share attributable to Vail Resorts, Inc. (2)	$7.32	$9.13	$5.22	$4.01	$3.07
Cash dividends declared per share	$6.46	$5.046	$3.726	$2.865	$2.075
Other Data:
Mountain
Skier visits(3)	14,998	12,345	12,047	10,032	8,466
ETP (4)	$68.89	$71.31	$67.93	$65.59	$63.37
Lodging
ADR(5)	$300.47	$300.90	$302.80	$280.38	$270.84
RevPAR(6)	$121.81	$131.08	$127.95	$122.61	$112.67
Real Estate
Real estate held for sale and investment(7)	$101,021	$99,385	$103,405	$111,088	$129,825
Other Balance Sheet Data
Cash and cash equivalents(8)	$108,850	$178,145	$117,389	$67,897	$35,459
Total assets (9)	$4,426,077	$4,064,984	$4,110,718	$2,482,018	$2,487,292
Long-term debt, net (including long-term debt due within one year)	$1,576,260	$1,272,732	$1,272,421	$700,263	$814,501
Net Debt (10)	$1,467,410	$1,094,587	$1,155,032	$632,366	$779,042
Total Vail Resorts, Inc. stockholders’ equity	$1,500,627	$1,589,434	$1,571,156	$874,540	$866,568

Notes to Selected Financial Data:

(1)
We have made several mountain resort acquisitions during the past five years, which impacts comparability between years, including Falls Creek and Hotham (acquired April 2019); Crested Butte, Mount Sunapee and Okemo (acquired September 2018); Stevens Pass (acquired August 2018); Stowe (acquired June 2017); Whistler Blackcomb (acquired October 2016); Perisher (acquired June 2015) and Park City Mountain Resort (acquired September 2014).

(2)
Net income, net income attributable to Vail Resorts, Inc. and diluted net income per share attributable to Vail Resorts, Inc. were positively impacted during the year ended July 31, 2018 as a result of one-time tax benefits related to comprehensive U.S. tax legislation, which also resulted in a decreased federal U.S. corporate tax rate prospectively from January 1, 2018, and excess tax benefits from employee share award exercises, as discussed subsequently in this document.

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

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 86%, 14% and 0%, respectively, of our net revenue for Fiscal 2019.

Mountain Segment
The Mountain segment, as of July 31, 2019, was comprised of the operations of seventeen mountain resort properties and three urban ski areas including:

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian resorts, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian resorts occurring in our first and fourth fiscal quarters. Our North American mountain resorts were open for business for the 2018/2019 ski season primarily from mid-November through mid-April, which is the peak operating season for the Mountain segment. Our single largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 53%, 51% and 51% of Mountain segment net revenue for Fiscal 2019, the fiscal year ended July 31, 2018 (“Fiscal 2018”) and the fiscal year ended July 31, 2017 (“Fiscal 2017”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American mountain resorts is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“Local”) guests. For the 2018/2019 North American ski season, Destination guests comprised approximately 57% of our North American mountain resort skier visits, while Local guests comprised approximately 43% of our North American mountain resort skier visits, which compares to approximately 59% and 41%, respectively, for the 2017/2018 North American ski season. Destination guests generally purchase our higher-priced lift ticket products and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation during a ski season is less likely to be impacted by changes in the weather during the current ski season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our mountain resorts and ski areas (collectively, “Resorts”), marketed towards both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. Additionally, beginning with the 2019/2020 North American ski season, we are offering the Epic Day Pass, a customizable one to seven day pass product, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland and Skirama Dolomiti in Italy, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests, generates additional ancillary spending and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season primarily based on historical visitation (see Notes to Consolidated Financial Statements).

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 47%, 47% and 43% of total lift revenue was derived from pass revenue for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and expenses associated with dining operations. As such, profit margins can fluctuate greatly based on the level of revenues associated with visitation.
Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American mountain resorts; (iii) National Park Service (“NPS”) concessionaire properties including Grand Teton Lodging Company (“GTLC”); (iv) a Colorado resort ground transportation company and (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 70%, 68% and 68% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
We have identified the following significant factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. In March

2019, we began our early pass product sales program for the 2019/2020 North American ski season. Through September 22, 2019, North American ski season pass sales increased approximately 14% in units and approximately 15% in sales dollars as compared to the period in the prior year through September 23, 2018, including Military Pass sales in both periods. Pass sales exclude Peak Resorts pass sales in both periods and are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.75 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. Excluding sales of Military Passes, season pass sales increased approximately 13% in units and 14% in sales dollars over the comparable prior year period. We cannot predict if this favorable trend will continue for the entire duration of the fall 2019 North American pass sales campaign, nor can we predict the overall impact that pass product sales will have on lift revenue for the 2019/2020 North American ski season.

•
In Fiscal 2019, our lift revenue was favorably impacted by non-pass price increases at our mountain resorts that were implemented for the 2018/2019 North American ski season. Non-pass prices for the 2019/2020 North American ski season have not yet been finalized; and, as such, there can be no assurances as to the level of price increases, if any, which will occur and the impact that pricing may have on visitation or revenue.

•
Our Fiscal 2019 results for our Mountain segment showed improvement over Fiscal 2018 largely due to strong pass sales growth for the 2018/2019 North American ski season, strong growth in visitation and spending at our western U.S. resorts and the incremental operations of Stevens Pass, Triple Peaks and Falls Creek/Hotham (acquired in August 2018, September 2018 and April 2019, respectively). After the challenging early season period for Destination visitation during the 2018/2019 North American ski season, our results for the remainder of the season were largely in line with our original expectations, with strong growth in visitation and spending compared to the prior year, including a strong finish to the season with good conditions across our western U.S. destination resorts. However, we continued experiencing relative weakness in international visitation compared to the prior year, particularly at Whistler Blackcomb. We cannot predict whether our resorts will experience normal snowfall conditions for the upcoming 2019/2020 North American ski season nor can we estimate the impact there may be to advance bookings, guest travel, pass product sales, lift revenue (excluding pass products), retail/rental sales or other ancillary services revenue next ski season as a result of past snowfall conditions.

•
Key North American economic indicators have remained steady into calendar year 2019, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and fluctuating commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2019/2020 North American ski season.

•
As of July 31, 2019, we had $108.9 million in cash and cash equivalents, as well as $214.4 million available under the revolver component of the Vail Holdings Credit Agreement (which represents the total commitment of $500.0 million less outstanding borrowings of $208.0 million and certain letters of credit outstanding of $77.6 million). Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2019 we had C$239.1 million ($181.2 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.3 million) less outstanding borrowings of C$60.0 million ($45.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). On August 15, 2018, we amended our Vail Holdings Credit Agreement in the form of an Eighth Amended and Restated Credit Agreement to provide for an incremental term loan of $265.6 million, increasing the capacity of the term loan to $950.0 million, to fund the acquisitions of Stevens Pass and Triple Peaks, as discussed and defined below. Subsequently, on April 15, 2019, we entered into the First Amendment to the Eighth Amended and Restated Credit Agreement which primarily extended the maturity date for the outstanding term loans and revolver facility to April 15, 2024, increased the amount of dividends we are permitted to pay in each fiscal quarter under the agreement and increased the amount of the revolver facility from $400.0 million to $500.0 million. Additionally, on September 23, 2019, we entered into the Second Amendment to the Eighth Amended and Restated Credit Agreement which increased the term loan facility by approximately $335.6 million to fund the acquisition of Peak Resorts and to prepay certain portions of the debt assumed in connection with the acquisition, as discussed and defined below, and extended the maturity date for the outstanding term loans and revolver facility to September 23, 2024. During Fiscal 2019, we also entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 2023. No other material terms of the Whistler Credit Agreement were altered.

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

•
On September 24, 2019, through a wholly-owned subsidiary, we acquired 100 percent of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $265 million. Through the acquisition we added 17 U.S. ski areas to our network of resorts located near major metropolitan areas including New York, Boston, Washington D.C., Baltimore, Philadelphia, Cleveland, St. Louis, Kansas City, and Louisville. The ski areas owned by Peak Resorts offer a breadth of activities, services and amenities, including skiing, snowboarding, terrain parks, tubing, dining, lodging, equipment rentals and sales, ski and snowboard instruction, mountain biking, golf and other summer activities. We funded the cash purchase price through incremental term loan borrowings, as discussed above, in conjunction with our September 23, 2019 amendment of the Vail Holdings Credit Agreement. We expect that the acquisition of Peak Resorts will positively contribute to our results of operations; however, we cannot predict the ultimate impact the new resorts will have on our future results of operations.

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

•
On August 15, 2018, through a wholly-owned subsidiary, we acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC for a total purchase price of $64.0 million. We borrowed $70.0 million on August 15, 2018 under the term loan of our Vail Holdings Credit Agreement, as discussed above, primarily to fund the acquisition of Stevens Pass. Additionally, on September 27, 2018, we acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to satisfy the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by us. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.1 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses. We expect that the acquisitions of Stevens Pass and Triple Peaks will positively contribute to our results of operations; however, we cannot predict whether we will realize all of the synergies expected from the operations of Stevens Pass and Triple Peaks and the ultimate impact the new resorts will have on our future results of operations.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (in thousands):

	Year Ended July 31,
	2019	2018	2017
Mountain Reported EBITDA	$678,594	$591,605	$566,338
Lodging Reported EBITDA	28,100	25,006	27,087
Resort Reported EBITDA	$706,694	$616,611	$593,425
Real Estate Reported EBITDA	$(4,317)	$957	$(399)
Income before (provision) benefit from income taxes	$398,965	$340,092	$348,449
Net income attributable to Vail Resorts, Inc.	$301,163	$379,898	$210,553

A discussion of segment results, including reconciliations of segment Reported EBITDA to net income attributable to Vail Resorts, Inc., and other items can be found below.

The sections titled “Fiscal 2019 compared to Fiscal 2018” and “Fiscal 2018 compared to Fiscal 2017” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2019 to Fiscal 2018 and Fiscal 2018 to Fiscal 2017, respectively, unless otherwise noted. The operating results reported above do not include any results from the Peak Resorts acquisition as the closing of that transaction occurred on September 24, 2019, and the results of those operations will be reflected prospectively from the closing date in our consolidated financial statements.

Mountain Segment
Mountain segment operating results for Fiscal 2019, Fiscal 2018 and Fiscal 2017 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2019	2018	2017	2019/2018	2018/2017
Mountain net revenue:
Lift	$1,033,234	$880,293	$818,341	17.4%	7.6%
Ski school	215,060	189,910	177,748	13.2%	6.8%
Dining	181,837	161,402	150,587	12.7%	7.2%
Retail/rental	320,267	296,466	293,428	8.0%	1.0%
Other	205,803	194,851	171,682	5.6%	13.5%
Total Mountain net revenue	1,956,201	1,722,922	1,611,786	13.5%	6.9%

Mountain operating expense:
Labor and labor-related benefits	507,811	443,891	403,020	14.4%	10.1%
Retail cost of sales	121,442	111,198	112,902	9.2%	(1.5)%
Resort related fees	96,240	87,111	83,503	10.5%	4.3%
General and administrative	233,159	214,090	199,582	8.9%	7.3%
Other	320,915	276,550	248,324	16.0%	11.4%
Total Mountain operating expense	1,279,567	1,132,840	1,047,331	13.0%	8.2%
Mountain equity investment income, net	1,960	1,523	1,883	28.7%	(19.1)%
Mountain Reported EBITDA	$678,594	$591,605	$566,338	14.7%	4.5%
Total skier visits	14,998	12,345	12,047	21.5%	2.5%
ETP	$68.89	$71.31	$67.93	(3.4)%	5.0%

Mountain Reported EBITDA includes $16.5 million, $15.7 million and $15.0 million of stock-based compensation expense for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Fiscal 2019 compared to Fiscal 2018
The results reflect an increase in Mountain Reported EBITDA of $87.0 million, or 14.7%, primarily as a result of strong North American pass sales growth for the 2018/2019 North American ski season, strong growth in visitation and spending at our western U.S. resorts and the incremental operations of Stevens Pass, Triple Peaks and Falls Creek/Hotham (acquired in August 2018, September 2018 and April 2019, respectively). Although our Destination guest visitation was less than expected in the pre-holiday period, results from the key holiday weeks through the spring were largely in line with our original expectations, which, when combined with incremental skier visits from Stevens Pass, Triple Peaks and Falls Creek/Hotham, resulted in an increase in total skier visitation of 21.5%. Operating results from Whistler Blackcomb and Perisher, which are translated from Canadian dollars and Australian dollars, respectively, to U.S. dollars, were adversely affected by a decrease in the Canadian and Australian dollar exchange rates relative to the U.S. dollar as compared to prior year, resulting in a decline in Mountain Reported EBITDA of approximately $8 million, which the Company calculated on a constant currency basis by applying current period foreign exchange rates to the prior period results. Additionally, Fiscal 2019 and Fiscal 2018 results include $16.4 million and $10.2 million of acquisition and integration related expenses, respectively.

Lift revenue increased $152.9 million, or 17.4%, due to increases in both pass revenue and non-pass revenue, as well as incremental revenue from Triple Peaks, Stevens Pass, Falls Creek and Hotham. Pass revenue increased 16.8%, which was driven by a combination of an increase in pricing and units sold and was also favorably impacted by increased pass sales to Destination guests as well as military guests through the introduction of the Military Epic Pass. Non-pass revenue increased 17.9% primarily due to incremental non-pass skier visitation at Triple Peaks, Stevens Pass, Falls Creek and Hotham, and increased non-pass visitation at our western U.S. resorts, which benefited from improved conditions as compared to the prior year and an increase in total non-pass ETP of 4.9%. Total ETP decreased $2.42, or 3.4%, primarily due to higher skier visitation by season pass holders, lower ETP from the acquired Triple Peaks, Stevens Pass, Falls Creek and Hotham resorts and the new Military Epic Pass, partially offset by price increases in both our lift ticket and pass products.

Ski school revenue increased $25.2 million, or 13.2%, and dining revenue increased $20.4 million, or 12.7%, primarily as a result of incremental revenue at Triple Peaks, Stevens Pass, Falls Creek and Hotham and increased revenue at our other U.S. resorts primarily as a result of higher skier visitation.

Retail/rental revenue increased $23.8 million, or 8.0%, of which retail revenue increased $13.6 million, or 6.7%, and rental revenue increased $10.2 million, or 11.0%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts and other stores in Colorado, as well as incremental revenue from Triple Peaks, Stevens Pass, Falls Creek and Hotham. These increases were partially offset by removing the low-margin golf product line from our Colorado city stores, store closures and a decrease in sales at Whistler Blackcomb.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. For Fiscal 2019, other revenue increased $11.0 million, or 5.6%, primarily attributable to incremental revenue from Triple Peaks, Stevens Pass, Falls Creek and Hotham, as well as increases in marketing revenue and mountain activities and services revenue.

Operating expense increased $146.7 million, or 13.0%, which was primarily attributable to the inclusion of Triple Peaks, Stevens Pass, Falls Creek and Hotham, whose operating expenses were recorded prospectively from their respective dates of acquisition. Additionally, operating expense includes $16.4 million and $10.2 million of acquisition and integration related expenses for Fiscal 2019 and Fiscal 2018, respectively.

Labor and labor-related benefits increased 14.4% primarily due to incremental labor expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham and increased staffing levels at our western U.S. resorts as compared to the prior year due to historic low snowfall during the prior year period, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 9.2% compared to an increase in retail sales of 6.7%. Resort related fees increased 10.5% primarily due to incremental expenses from Triple Peaks and Stevens Pass as well as increases in revenue on which those fees are based. General and administrative expense increased 8.9% primarily due to incremental expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham, an increase in variable compensation accruals and an increase in allocated corporate overhead costs primarily associated with marketing and information technology. Other expense increased 16.0% primarily due to incremental expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham, as well as increases in season pass alliance expense, acquisition and integration related expenses, employee housing expense, fuel expense and rent expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Fiscal 2018 compared to Fiscal 2017
The results reflected an increase in Mountain Reported EBITDA of $25.3 million, or 4.5%, primarily as a result of strong North American pass sales growth for the 2017/2018 North American ski season and the incremental operations of Stowe (acquired in June 2017). Our results across all lines of business at our western U.S. resorts during Fiscal 2018 were impacted by challenging ski conditions as a result of historically low snowfall for the first half of the 2017/2018 ski season, although conditions progressively improved during the third quarter of Fiscal 2018. Total skier visitation increased 2.5%, which was primarily the result of incremental skier visitation at Stowe and an increase in skier visitation at Whistler Blackcomb and Perisher, partially offset by lower skier visitation to our western U.S. resorts. The Fiscal 2018 and Fiscal 2017 results included $10.2 million and $10.8 million of acquisition and integration related expenses, respectively.

Lift revenue increased $62.0 million, or 7.6%, primarily due to an increase in pass revenue and incremental revenue from Stowe. Pass revenue increased 17.7%, which was driven by a combination of an increase in both pricing and units sold, which was favorably impacted by increased pass sales to Destination guests. Non-pass revenue was flat, which was primarily the result of incremental non-pass revenue from Stowe and an increase in non-pass revenue from Whistler Blackcomb, as well as an increase in ETP excluding season pass holders of 2.4%, offset by a decrease in non-pass skier visitation at our western U.S. resorts. Total ETP increased $3.38, or 5.0%, primarily due to price increases in both our lift ticket products and pass products and slightly lower average visitation by pass product holders during the 2017/2018 North American ski season as compared with the 2016/2017 North American ski season.

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

Lodging Segment
Lodging segment operating results for Fiscal 2019, Fiscal 2018 and Fiscal 2017 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2019	2018	2017	2019/2018	2018/2017
Lodging net revenue:
Owned hotel rooms	$64,826	$65,252	$63,939	(0.7)%	2.1%
Managed condominium rooms	86,236	70,198	65,694	22.8%	6.9%
Dining	53,730	48,554	48,449	10.7%	0.2%
Transportation	21,275	21,111	22,173	0.8%	(4.8)%
Golf	19,648	18,110	17,837	8.5%	1.5%
Other	54,617	47,577	46,238	14.8%	2.9%
	300,332	270,802	264,330	10.9%	2.4%
Payroll cost reimbursements	14,330	13,841	14,184	3.5%	(2.4)%
Total Lodging net revenue	314,662	284,643	278,514	10.5%	2.2%
Lodging operating expense:
Labor and labor-related benefits	135,940	121,733	117,183	11.7%	3.9%
General and administrative	41,256	37,716	37,217	9.4%	1.3%
Other	95,036	86,347	82,843	10.1%	4.2%
	272,232	245,796	237,243	10.8%	3.6%
Reimbursed payroll costs	14,330	13,841	14,184	3.5%	(2.4)%
Total Lodging operating expense	286,562	259,637	251,427	10.4%	3.3%
Lodging Reported EBITDA	$28,100	$25,006	$27,087	12.4%	(7.7)%

Owned hotel statistics:
ADR	$256.50	$250.50	$245.31	2.4%	2.1%
RevPar	$175.45	$173.34	$168.14	1.2%	3.1%
Managed condominium statistics:
ADR	$324.34	$336.29	$347.64	(3.6)%	(3.3)%
RevPar	$107.67	$116.26	$113.08	(7.4)%	2.8%
Owned hotel and managed condominium statistics (combined)(1):
ADR	$300.47	$300.90	$302.80	(0.1)%	(0.6)%
RevPar	$121.81	$131.08	$127.95	(7.1)%	2.4%
(1) Owned hotel and managed condominium statistics (combined) for Fiscal 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.

Lodging Reported EBITDA includes $3.2 million of stock-based compensation expense for each of Fiscal 2019, Fiscal 2018 and Fiscal 2017.

Fiscal 2019 compared to Fiscal 2018
Lodging Reported EBITDA for Fiscal 2019 increased $3.1 million, or 12.4%, primarily due to the incremental operations of Triple Peaks.

Revenue from managed condominium rooms increased $16.1 million, or 22.8%, primarily due to incremental revenue from Okemo and Crested Butte, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year. Dining revenue increased $5.2 million, or 10.7%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties and an increase in dining revenue at our Park City lodging properties. Golf revenue increased $1.5 million, or 8.5%, primarily due to incremental revenue from our golf courses at Okemo, as well as higher revenue at our golf courses in Beaver Creek and at GTLC. Other revenue increased $7.0 million, or 14.8%, primarily due to an increase in allocated corporate revenue, incremental revenue from our lodging properties at Okemo and Crested Butte, a business interruption insurance recovery related to a closed event facility in Breckenridge and increases in ancillary revenue.

Operating expense (excluding reimbursed payroll costs) increased 10.8%. Labor and labor-related benefits increased 11.7%, primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. General and administrative expense increased 9.4% due to higher corporate overhead costs. Other expense increased 10.1% primarily due to incremental expenses from Okemo and Crested Butte, as well as an increase in variable operating expenses associated with increases in revenue.

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

Real Estate segment operating results for Fiscal 2019, Fiscal 2018 and Fiscal 2017 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2019	2018	2017	2019/2018	2018/2017
Total Real Estate net revenue	$712	$3,988	$16,918	(82.1)%	(76.4)%
Real Estate operating expense:
Cost of sales (including sales commissions)	13	3,927	14,534	(99.7)%	(73.0)%
Other, net	5,596	(381)	9,549	1,568.8%	(104.0)%
Total Real Estate operating expense	5,609	3,546	24,083	58.2%	(85.3)%
Gain on sale of real property	580	515	6,766	12.6%	(92.4)%
Real Estate Reported EBITDA	$(4,317)	$957	$(399)	(351.1)%	339.8%

Fiscal 2019
We closed on two land sales during the third quarter of Fiscal 2019 with third party developers at Keystone (One River Run site) and Breckenridge (East Peak 8 site) for proceeds of approximately $16.0 million, including $4.8 million associated with the sale of density for the Breckenridge property. The land parcel sales were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. As a result, the estimated gain of $3.6 million associated with the East Peak 8 site and the estimated loss of $3.2 million associated with the One River Run site will be deferred until the Company no longer maintains continuing involvement. Additionally, the Company’s future obligation to repurchase finished commercial space in the two completed projects, as well as other related capital spending, will result in total estimated capital expenditures of up to approximately $9.5 million in future fiscal years.

Other, net operating expense of $5.6 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.6 million for the sale of land parcels.

Fiscal 2018
During Fiscal 2018, we closed on the sales of development land parcels for $3.5 million which were recorded within Real Estate net revenue.

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

Fiscal 2017
Real Estate segment net revenue was primarily driven by the closing of four condominium units at The Ritz-Carlton Residences, Vail ($13.6 million of revenue with an average selling price of $3.4 million and an average price per square foot of $1,345) and two condominium units at One Ski Hill Place in Breckenridge ($2.3 million of revenue with an average sales price of $1.1 million and an average price per square foot of $983). The average price per square foot of both of these projects is driven by their premier locations and the comprehensive and exclusive amenities related to these projects. All remaining condominium units were sold in Fiscal 2017.

Operating expense included cost of sales of $13.4 million resulting from the closing of four condominium units at The Ritz-Carlton Residences, Vail (average cost per square foot of $1,131) and two condominium units at One Ski Hill Place (average cost per square foot of $838). Additionally, sales commissions of approximately $1.0 million were incurred commensurate with revenue recognized. Other operating expense of $9.5 million was primarily comprised of a $4.3 million one-time charge related to the resolution of a financial contingency to the Town of Vail for incremental parking capacity, as well as general and administrative costs, which includes marketing expense for the real estate available for sale, carrying costs for units available for sale and overhead costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

In addition, we recorded a gain on sale of real property of $6.5 million for a land parcel in Breckenridge which sold for $9.3 million during Fiscal 2017.

Other Items
In addition to segment operating results, the following items contributed to our overall financial position (in thousands).

	Year Ended July 31,			Percentage Increase/(Decrease)
	2019	2018	2017	2019/2018	2018/2017
Depreciation and amortization	$(218,117)	$(204,462)	$(189,157)	6.7%	8.1%
Change in fair value of contingent consideration	$(5,367)	$1,854	$(16,300)	(389.5)%	111.4%
Investment income and other, net	$3,086	$1,944	$6,114	58.7%	(68.2)%
Interest expense, net	$(79,496)	$(63,226)	$(54,089)	25.7%	16.9%
Foreign currency (loss) gain on intercompany loans	$(2,854)	$(8,966)	$15,285	68.2%	(158.7)%
(Provision) benefit from income taxes	$(75,472)	$61,138	$(116,731)	223.4%	(152.4)%

Depreciation and amortization. Depreciation and amortization expense for Fiscal 2019 and Fiscal 2018 increased over the applicable prior fiscal year primarily due to assets acquired in the Stevens Pass, Triple Peaks, Falls Creek and Hotham acquisitions (each acquired in Fiscal 2019), in addition to assets acquired in the Stowe acquisition (acquired in Fiscal 2017) and discretionary capital projects completed at our resorts in each fiscal year.

Change in fair value of contingent consideration. We recorded a loss of $5.4 million during Fiscal 2019 primarily related to the estimated Contingent Consideration payment for Fiscal 2019. We recorded a gain of $1.9 million during Fiscal 2018 primarily related to a decrease in the estimated Contingent Consideration payment for Fiscal 2018. A loss of $16.3 million was recorded during Fiscal 2017 related to an increase in the estimated fair value of the future participating contingent payments under the lease for Park City. The fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined. The estimated fair value of the contingent consideration was $27.2 million and $21.9 million as of July 31, 2019 and 2018, respectively.

Investment income and other, net. Investment income and other, net for Fiscal 2017 included various nonrecurring transactions, including a $3.4 million gain recognized on short-term foreign currency forward contracts that were entered into in conjunction with funding the cash consideration required for the Whistler Blackcomb acquisition, a $0.9 million gain recorded for the sale of a lodging property and a $0.8 million non-cash gain recognized on an investment in Whistler Blackcomb shares that were held prior to the acquisition.

Interest expense, net. Interest expense, net for Fiscal 2019 increased compared to Fiscal 2018 primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $265.6 million during Fiscal 2019, which were used to fund the Stevens Pass and Triple Peaks acquisitions in August 2018 and September 2018, respectively, as well as an increase in interest rates. Interest expense, net for Fiscal 2018 increased compared to Fiscal 2017 primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $509.4 million during Fiscal 2017, which were used to fund the cash consideration portion of the Whistler Blackcomb acquisition in October 2016, in addition to the Whistler Credit Agreement which was assumed as part of the Whistler Blackcomb acquisition, and an increase in interest rates.

Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

(Provision) benefit from income taxes. Our effective tax rate (provision) benefit was (18.9%), 18.0%, and (33.5%) in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Our tax (provision) benefit and effective tax rate are driven primarily by the amount of pre-tax income, which is adjusted for items that are deductible or non-deductible for tax purposes only (i.e. permanent items), excess tax benefits from employee share awards, enacted tax legislation and taxable income generated by state and foreign jurisdictions that varies from the consolidated pre-tax income and the amount of net income attributable to noncontrolling interests. The increase in the effective tax rate provision during Fiscal 2019 compared to Fiscal 2018 was primarily due to a one-time, net tax benefit of $61.0 million recorded during Fiscal 2018 as a result of the Tax Act (discussed further below), as well as a reduction in excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which are recorded within (provision) benefit from income taxes on the Company’s Consolidated Statements of Operations prospectively from August 1, 2017 as a result of accounting guidance that became effective for Fiscal 2018. As a result of adopting this guidance, we recorded $12.9 million and $71.1 million of excess tax benefits within (provision) benefit from income taxes on our Consolidated Statement of Operations for Fiscal 2019 and Fiscal 2018, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act transitioned the U.S. tax system to a new territorial system and lowered the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. As a result of the Tax Act, we recorded a one-time, net tax benefit of $61.0 million on our Consolidated Statement of Operations during Fiscal 2018. Due to the reduction in the federal corporate tax rate, we remeasured our U.S. net deferred tax liabilities as of the effective date of the Tax Act using the reduced statutory federal corporate income tax rate. The U.S. net deferred tax liabilities remeasurement resulted in a one-time tax benefit of $67.0 million, which was recognized as a discrete item and was recorded within (provision) benefit from income taxes on our Consolidated Statement of Operations during Fiscal 2018. Also, in transitioning to the new territorial tax system, the Tax Act requires us to include certain foreign earnings of non-U.S. subsidiaries in our taxable income. Such foreign earnings were subject to a one-time transition tax at the time of enactment of the Tax Act, which was $6.0 million and was recorded during Fiscal 2018.

Reconciliation of Segment Earnings
The following table reconciles segment Reported EBITDA to net income attributable to Vail Resorts, Inc. for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (in thousands):

	Year Ended July 31,
	2019	2018	2017
Mountain Reported EBITDA	$678,594	$591,605	$566,338
Lodging Reported EBITDA	28,100	25,006	27,087
Resort Reported EBITDA	706,694	616,611	593,425
Real Estate Reported EBITDA	(4,317)	957	(399)
Total Reported EBITDA	702,377	617,568	593,026
Depreciation and amortization	(218,117)	(204,462)	(189,157)
Loss on disposal of fixed assets and other, net	(664)	(4,620)	(6,430)
Change in fair value of contingent consideration	(5,367)	1,854	(16,300)
Investment income and other, net	3,086	1,944	6,114
Foreign currency (loss) gain on intercompany loans	(2,854)	(8,966)	15,285
Interest expense, net	(79,496)	(63,226)	(54,089)
Income before (provision) benefit from income taxes	398,965	340,092	348,449
(Provision) benefit from income taxes	(75,472)	61,138	(116,731)
Net income	323,493	401,230	231,718
Net income attributable to noncontrolling interests	(22,330)	(21,332)	(21,165)
Net income attributable to Vail Resorts, Inc.	$301,163	$379,898	$210,553

The following table reconciles Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) to long-term debt, net (in thousands):

	July 31,
	2019	2018
Long-term debt, net	$1,527,744	$1,234,277
Long-term debt due within one year	48,516	38,455
Total debt	1,576,260	1,272,732
Less: cash and cash equivalents	108,850	178,145
Net Debt	$1,467,410	$1,094,587

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2019, Fiscal 2018 and Fiscal 2017 are presented by categories as follows (in thousands):

	Year Ended July 31,
	2019	2018	2017
Net cash provided by operating activities	$634,231	$548,486	$470,983
Net cash used in investing activities	$(596,034)	$(134,579)	$(676,660)
Net cash (used in) provided by financing activities	$(99,558)	$(350,715)	$255,617

Historically, we have lower cash available at our fiscal year-end (as well as at the end of our first fiscal quarter of each year) as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations.

Fiscal 2019 compared to Fiscal 2018
We generated $634.2 million of cash from operating activities during Fiscal 2019, an increase of $85.7 million when compared to $548.5 million of cash generated during Fiscal 2018. The increase in operating cash flows was primarily a result of improved Mountain segment operating results in Fiscal 2019, including operating benefits from the recent acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham, as compared to Fiscal 2018. Additionally, the increase in operating cash flows was a result of an increase in accounts payable. These increases were partially offset by an increase in cash interest payments during Fiscal 2019 primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement and an increase in estimated foreign tax payments.

Cash used in investing activities for Fiscal 2019 increased by $461.5 million, primarily due to cash payments of $419.0 million, net of cash acquired, related to the acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham during Fiscal 2019 as well as an increase in capital expenditures of $51.4 million during Fiscal 2019 compared to Fiscal 2018.

Cash used in financing activities decreased $251.2 million during Fiscal 2019 compared to Fiscal 2018, primarily due to proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $265.6 million during Fiscal 2019, which was used to fund the Triple Peaks and Stevens Pass acquisitions. In addition, cash used in financing activities benefited from (i) a reduction of $76.8 million for employee taxes related to exercises of share awards, (ii) a reduction of $26.9 million in net payments on borrowings under our Whistler Credit Agreement and (iii) $11.2 million of proceeds related to real estate sales transactions completed during Fiscal 2019, that are reflected as financing arrangements. These decreases in cash used in financing activities were partially offset by an increase in repurchases of common stock of $59.2 million, an increase in dividends paid of $56.4 million and payments for commitments in conjunction with the Canyons transaction of $9.5 million.

Fiscal 2018 compared to Fiscal 2017
We generated $548.5 million of cash from operating activities during Fiscal 2018, an increase of $77.5 million when compared to $471.0 million of cash generated during Fiscal 2017. The increase in operating cash flows was primarily a result of improved Mountain segment operating results in Fiscal 2018, including operating benefits from the recent acquisitions of Stowe and Whistler Blackcomb, as compared to Fiscal 2017. Additionally, the increase in operating cash flows was a result of an increase in accounts payable and a decrease in estimated tax payments primarily as a result of an increase in excess tax benefits from employee share awards that vested (restricted stock awards) or were exercised (stock appreciation awards), as applicable, during Fiscal 2018 and the enactment of the Tax Act. These increases were partially offset by an increase in cash interest payments during Fiscal 2018 from incremental term loan borrowings under our Vail Holdings Credit Agreement and borrowings under the Whistler Credit Agreement. Additionally, we generated $3.3 million of proceeds from real estate development land parcel sales during Fiscal 2018 compared to $14.9 million in proceeds (net of sales commissions and deposits previously received) from real estate development project closings that occurred in Fiscal 2017.

Cash used in investing activities for Fiscal 2018 decreased by $542.1 million, primarily due to cash payments during Fiscal 2017 related to the acquisitions of Whistler Blackcomb for $506.2 million, net of cash acquired (cash portion of consideration), and Stowe for $40.7 million, as well as a decrease in capital expenditures of $3.8 million during Fiscal 2018 compared to Fiscal 2017, partially offset by a reduction in cash received from the sale of real property.

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

Significant Sources of Cash
We had $108.9 million of cash and cash equivalents as of July 31, 2019, compared to $178.1 million as of July 31, 2018. We generated $634.2 million of cash from operating activities during Fiscal 2019 compared to $548.5 million and $471.0 million generated during Fiscal 2018 and Fiscal 2017, respectively. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $108.9 million of cash and cash equivalents at July 31, 2019, we had $214.4 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2019 (which represents the total commitment of $500.0 million less outstanding borrowings of $208.0 million and certain letters of credit outstanding of $77.6 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$239.1 million ($181.2 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.3 million) less outstanding borrowings of C$60.0 million ($45.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts and throughout our owned hotels. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $139 million to $143 million on resort capital expenditures during calendar year 2019, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, real estate related capital and reimbursable investments. We expect that our total calendar year 2019 capital plan will be approximately $190 million to $195 million, including items noted above for integration and acquisitions, real estate related projects and approximately $18 million of reimbursable investments associated with insurance recoveries and tenant improvements. Included in these estimated capital expenditures are approximately $85 million to $90 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2019 include, among other projects, significant investments in our snowmaking systems in Colorado that will transform the early-season terrain experience at Vail, Keystone and Beaver Creek; technology investments to increase lift ticket express fulfillment capacity through new mobile technology across our 17 North American Resorts to allow skiers and snowboarders who purchased tickets in advance to bypass the ticket window entirely; and a new permanent Tombstone BBQ restaurant at Park City. We also plan to make significant one-time investments across the recently acquired resorts of Crested Butte, Okemo, Mount Sunapee and Stevens Pass, which will include replacing and upgrading the Daisy and Brooks lifts at Stevens Pass and the Teocalli Lift at Crested Butte and on-mountain restaurant upgrades at Okemo. We plan to spend approximately $14 million in the first phase of a two-year, $35 million investment program for these newly acquired resorts. Additionally, we plan to spend approximately $7 million in capital for the integration of Triple Peaks and Stevens Pass, $2 million in capital for the integration of Peak Resorts and $1 million in capital for the integration of Falls Creek and Hotham. The calendar year 2019 capital plan also includes $3 million of investment related to our sustainability commitment focused on energy efficiency opportunities in snowmaking as well as other electrical and lighting applications. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Approximately $79.0 million was spent for capital expenditures in calendar year 2019 as of July 31, 2019, leaving approximately $111.0 million to $116.0 million to spend in the remainder of calendar year 2019, including anticipated investments for integration and acquisitions, summer capital, real estate related projects and reimbursable investments associated with insurance recoveries and tenant improvements. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisition of Peak Resorts
On September 23, 2019, we entered into an amendment to our Vail Holdings Credit Agreement in which the term loan was increased by approximately $335.6 million, and we utilized the proceeds to fund the acquisition of 100 percent of the outstanding stock of Peak Resorts on September 24, 2019 at a purchase price of $11.00 per share or approximately $265 million, and to prepay certain portions of the debt assumed in connection with the acquisition.

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

Acquisitions of Stevens Pass and Triple Peaks
On August 15, 2018, we borrowed $70.0 million under the term loan of our Vail Holdings Credit Agreement, primarily to fund the acquisition of Stevens Pass, which was acquired for a cash purchase price of $64.0 million. On September 27, 2018, we acquired Triple Peaks for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations for the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including repayment of lease obligations, was $229.1 million, for which we utilized cash on hand and borrowed $195.6 million under the term loan of our Vail Holdings Credit Agreement to fund the transaction and associated acquisition related expenses.

Debt
As of July 31, 2019, principal payments on the majority of our long-term debt ($1,379.5 million of the total $1,580.1 million debt outstanding as of July 31, 2019) are not due until fiscal year 2024 and beyond. As of July 31, 2019 and 2018, total long-term debt, net (including long-term debt due within one year) was $1,576.3 million and $1,272.7 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,094.6 million as of July 31, 2018 to $1,467.4 million as of July 31, 2019, primarily due to $265.6 million in incremental term loans utilized to fund the Stevens Pass and Triple Peaks acquisitions, as discussed above, resulting from the August 15, 2018 amended and restated Vail Holdings Credit Agreement.
On April 15, 2019, we entered into the First Amendment to the Vail Holdings Credit Agreement, which primarily extended the maturity date for the outstanding term loans and revolver facility to April 15, 2024, increased the amount of dividends we are permitted to pay in each fiscal quarter under the agreement and increased the amount of the revolver facility from $400.0 million to $500.0 million. Subsequently, on September 23, 2019, we entered into the Second Amendment to the Vail Holdings Credit Agreement, which increased the term loan facility by approximately $335.6 million in connection with the closing of the Peak Resorts acquisition and to prepay certain portions of the debt assumed in the acquisition, as discussed above. The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility in an aggregate principal amount of up to $1.25 billion. Additionally, during Fiscal 2019, we entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 2023. No other material terms of the Whistler Credit Agreement were altered. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.2 billion of variable-rate debt outstanding as of July 31, 2019. A 100-basis point change in LIBOR would cause our annual interest payments to change by approximately $12.2 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend of common stock.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 6, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During Fiscal 2019, we repurchased 353,007 shares of common stock at a cost of $85.0 million. Since the inception of this stock repurchase program through July 31, 2019, we have repurchased 5,904,723 Vail Shares at a cost of approximately $358.0 million. As of July 31, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Dividend Payments
In fiscal year 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2019, our Board of Directors approved a 20% increase in our quarterly cash dividend to $1.76 per share (or approximately $71.0 million per quarter based upon shares outstanding as of July 31, 2019). For the year ended July 31, 2019, we paid cash dividends of $6.46 per share ($260.6 million in the aggregate.) These dividends were funded through available cash on hand and borrowing under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2019. We expect that we will continue to meet all applicable financial maintenance covenants in our credit agreements throughout the year ending July 31, 2020. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.

Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $1,580.1 million as of July 31, 2019, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. Additionally, operating lease and service contract obligations, which totaled $370.1 million as of July 31, 2019, are not recognized as liabilities in our Consolidated Balance Sheet, which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2019 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2020	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$1,580,130	$54,666	$97,228	$1,027,843	$400,393
Fixed Rate Interest (1)	1,253	211	372	299	371
Canyons Obligation (2)	1,648,150	28,262	58,230	60,583	1,501,075
Operating Leases and Service Contracts (3)	370,077	65,196	94,484	67,871	142,526
Purchase Obligations and Other (4)	537,315	399,829	108,649	402	28,435
Total Contractual Cash Obligations	$4,136,925	$548,164	$358,963	$1,156,998	$2,072,800

(1)
The fixed-rate interest payments, as well as long-term debt payments, included in the table above, assume that all debt outstanding as of July 31, 2019 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our approximately $1.2 billion of variable-rate long-term debt as of July 31, 2019 is held to maturity and utilizing interest rates in effect at July 31, 2019, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2019 is anticipated to be approximately $43.4 million for Fiscal 2020, approximately $41.7 million for Fiscal 2021 and approximately $36.5 million for at least each of the next three years subsequent to Fiscal 2021. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2019 and do not reflect interest obligations on potential future debt.

Included in Long-Term Debt (Outstanding Principal) are $11.2 million of proceeds resulting from real estate transactions accounted for as a financing arrangements. Fiscal 2020 payments shown above include approximately $6.2 million of proceeds, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2020 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow (see Notes to Consolidated Financial Statements for additional information).

(2)
Reflects principal and interest expense payments associated with the remaining lease term of the Canyons obligation, initially 50 years, assuming a 2% per annum (floor) increase in payments. Any potential increases to the annual fixed payment above the 2% floor due to inflation linked index of CPI less 1% have been excluded.

(3)	The payments under noncancelable operating leases included in the table above reflect the applicable minimum lease payments and exclude any potential contingent rent payments.

(4)
Purchase obligations and other primarily include amounts which are classified as trade payables, accrued payroll and benefits, accrued fees and assessments, contingent consideration liability, accrued taxes (including taxes for uncertain tax positions) on our Consolidated Balance Sheet as of July 31, 2019; and, other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, not included on our Consolidated Balance Sheet as of July 31, 2019 in accordance with GAAP.

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
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact fair value, a quantitative impairment test would be required, in which we would determine the estimated fair value of our reporting units using a discounted cash flow analysis and determine the estimated fair value of indefinite-lived intangible assets primarily using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and impairment for each reporting unit or indefinite-lived intangible asset. We evaluate our reporting units on an annual basis and allocate goodwill to our reporting units based on the reporting units expected to benefit from the acquisition generating the goodwill.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. Based upon our annual impairment test performed during the fourth fiscal quarter of Fiscal 2019, the estimated fair value of our reporting units and indefinite-lived intangible assets were in excess of their respective carrying values, and as such no impairment of goodwill or indefinite-lived intangible assets existed.
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

As of July 31, 2019, we had $1,608.2 million of goodwill and $233.4 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests for goodwill will prove to be an accurate prediction of the future.
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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($78.5 million as of July 31, 2019), relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $22.2 million for Fiscal 2019.

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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates and volatility for the respective business.
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

Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and Perisher’s ski season occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Perisher’s ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2019, approximately 80% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2019, we had approximately $1.2 billion of variable rate indebtedness, representing approximately 77% of our total debt outstanding, at an average interest rate during Fiscal 2019 of 3.6%. Based on variable-rate borrowings outstanding as of July 31, 2019, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments changing by $12.2 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, and foreign currency (loss) gain on intercompany loans, recognized in comprehensive income (in thousands):

	Year Ended July 31,
	2019	2018	2017
Foreign currency translation adjustments, net of tax	$(34,287)	$(61,957)	$64,152
Foreign currency (loss) gain on intercompany loans	$(2,854)	$(8,966)	$15,285

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2019, 2018 and 2017

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2019, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2019 excluded certain elements of internal controls of Falls Creek and Hotham (acquired in April 2019), Triple Peaks (acquired in September 2018) and Stevens Pass (acquired in August 2018) due to the timing of these acquisitions. Those elements of the acquired resorts’ internal controls over financial reporting that have been excluded represent approximately less than 1% of total consolidated assets and approximately 7% of total consolidated net revenues of the Company as of and for the year ended July 31, 2019.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vail Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2019 and July 31, 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and July 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Falls Creek and Hotham, Triple Peaks, and Stevens Pass from its assessment of internal control over financial reporting as of July 31, 2019, because they were acquired by the Company in purchase business combinations in April 2019, September 2018, and August 2018, respectively. Subsequent to the acquisitions, certain elements of Falls Creek and Hotham’s, Triple Peaks’, and Stevens Pass’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2019. We have also excluded these elements of the internal control over financial reporting of Falls Creek and Hotham, Triple Peaks, and Stevens Pass from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls of less than 1% of consolidated assets and approximately 7% of consolidated revenues.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $27.2 million as of July 31, 2019 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. Fair value is estimated using an option pricing valuation model. As described by management, key assumptions in determining the fair value under this model included a long-term discount rate, volatility, and future period Park City EBITDA.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the Contingent Consideration is a critical audit matter are (i) the significant judgments made by management when developing the fair value measurement, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s option pricing valuation model and cash flow projections, including significant assumptions for the long-term discount rate, volatility, and future period Park City EBITDA; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurement of the Contingent Consideration including controls over the Company’s model, significant assumptions, and data. The procedures also included, among others, testing management’s process for developing the fair value measurement; evaluating the appropriateness of the option pricing valuation model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including the long-term discount rate, volatility, and future period Park City EBITDA. Evaluating management’s assumptions related to the long-term discount rate, volatility, and future period Park City EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past EBITDA performance of Park City; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s option pricing model and certain significant assumptions, including the discount rate and volatility.

Valuation of Property, Plant, and Equipment Acquired in Business Combinations
As described in Note 6 to the consolidated financial statements, the Company completed the acquisitions of Stevens Pass Resort, Triple Peaks, and Falls Creek and Hotham Resorts during the year ended July 31, 2019. The aggregate purchase consideration for these business combinations was approximately $420.5 million, resulting in the recognition of an aggregate amount of approximately $249.6 million of related property, plant and equipment (“Acquired PPE”). The process of estimating the fair value of the Acquired PPE includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition.

The principal considerations for our determination that performing procedures relating to the valuation of the Acquired PPE is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence over management’s valuation of the assets acquired, including the significant assumptions, such as replacement cost and physical condition at the time of acquisition; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the Acquired PPE. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of Acquired PPE; and (iii) evaluating management’s assumptions of replacement cost and physical condition at the time of acquisition used to estimate the fair value of the Acquired PPE. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and certain significant assumptions, including the replacement cost and physical condition at the time of acquisition, and evaluating whether the assumptions used by management were reasonable considering consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 26, 2019

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$108,850	$178,145
Restricted cash	9,539	6,895
Accounts receivable, net of allowances of $724 and $1,278, respectively	270,896	230,829
Inventories, net of reserves of $2,031 and $1,534, respectively	96,539	85,588
Other current assets	42,116	37,279
Total current assets	527,940	538,736
Property, plant and equipment, net (Note 7)	1,842,500	1,627,219
Real estate held for sale and investment	101,021	99,385
Deferred charges and other assets	40,237	43,386
Goodwill, net (Note 7)	1,608,206	1,475,686
Intangible assets, net (Note 7)	306,173	280,572
Total assets	$4,426,077	$4,064,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$607,857	$504,533
Income taxes payable	62,760	50,632
Long-term debt due within one year (Note 5)	48,516	38,455
Total current liabilities	719,133	593,620
Long-term debt, net (Note 5)	1,527,744	1,234,277
Other long-term liabilities (Note 7)	283,601	291,506
Deferred income taxes (Note 10)	168,759	133,918
Total liabilities	2,699,237	2,253,321
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,190 and 46,021 shares issued, respectively	461	460
Exchangeable shares, $0.01 par value, 56 and 58 shares issued and outstanding, respectively (Note 4)	1	1
Additional paid-in capital	1,130,083	1,137,467
Accumulated other comprehensive loss	(31,730)	(2,227)
Retained earnings	759,801	726,722
Treasury stock, at cost; 5,905 and 5,552 shares, respectively (Note 15)	(357,989)	(272,989)
Total Vail Resorts, Inc. stockholders’ equity	1,500,627	1,589,434
Noncontrolling interests	226,213	222,229
Total stockholders’ equity	1,726,840	1,811,663
Total liabilities and stockholders’ equity	$4,426,077	$4,064,984
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2019	2018	2017
Net revenue:
Mountain and Lodging services and other	$1,807,930	$1,584,310	$1,477,654
Mountain and Lodging retail and dining	462,933	423,255	412,646
Resort net revenue	2,270,863	2,007,565	1,890,300
Real Estate	712	3,988	16,918
Total net revenue	2,271,575	2,011,553	1,907,218
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,101,670	966,566	891,135
Mountain and Lodging retail and dining cost of products sold	190,044	174,105	170,824
General and administrative	274,415	251,806	236,799
Resort operating expense	1,566,129	1,392,477	1,298,758
Real Estate, net	5,609	3,546	24,083
Total segment operating expense	1,571,738	1,396,023	1,322,841
Other operating (expense) income:
Depreciation and amortization	(218,117)	(204,462)	(189,157)
Gain on sale of real property	580	515	6,766
Change in fair value of contingent consideration (Note 9)	(5,367)	1,854	(16,300)
Loss on disposal of fixed assets and other, net	(664)	(4,620)	(6,430)
Income from operations	476,269	408,817	379,256
Mountain equity investment income, net	1,960	1,523	1,883
Investment income and other, net	3,086	1,944	6,114
Foreign currency (loss) gain on intercompany loans (Note 5)	(2,854)	(8,966)	15,285
Interest expense, net	(79,496)	(63,226)	(54,089)
Income before (provision) benefit from income taxes	398,965	340,092	348,449
(Provision) benefit from income taxes (Note 10)	(75,472)	61,138	(116,731)
Net income	323,493	401,230	231,718
Net income attributable to noncontrolling interests	(22,330)	(21,332)	(21,165)
Net income attributable to Vail Resorts, Inc.	$301,163	$379,898	$210,553
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$7.46	$9.40	$5.36
Diluted net income per share attributable to Vail Resorts, Inc.	$7.32	$9.13	$5.22
Cash dividends declared per share	$6.46	$5.046	$3.726
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2019	2018	2017
Net income	$323,493	$401,230	$231,718
Foreign currency translation adjustments and other (net of tax of $0, $1,981 and ($2,831), respectively)	(34,287)	(61,957)	64,152
Comprehensive income	289,206	339,273	295,870
Comprehensive income attributable to noncontrolling interests	(17,546)	(5,997)	(39,372)
Comprehensive income attributable to Vail Resorts, Inc.	$271,660	$333,276	$256,498
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2016	$416	$—	$635,986	$(1,550)	$486,667	$(246,979)	$874,540	$13,926	$888,466
Comprehensive income:
Net income	—	—	—	—	210,553	—	210,553	21,165	231,718
Foreign currency translation adjustments, net of tax	—	—	—	45,945	—	—	45,945	18,207	64,152
Total comprehensive income							256,498	39,372	295,870
Stock-based compensation (Note 16)	—	—	18,315	—	—	—	18,315	—	18,315
Shares issued for acquisition (Note 6)	33	4	574,608	—	—	—	574,645	—	574,645
Exchangeable share transfers	3	(3)	—	—	—	—	—	—	—
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 16)	2	—	(16,277)	—	—	—	(16,275)	—	(16,275)
Tax benefit from share award plan	—	—	9,878	—	—	—	9,878	—	9,878
Repurchases of common stock (Note 15)	—	—	—	—	—	(210)	(210)	—	(210)
Dividends (Note 4)	—	—	—	—	(146,235)	—	(146,235)	—	(146,235)
Acquisition of noncontrolling interest (Note 6)	—	—	—	—	—	—	—	182,579	182,579
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,074)	(8,074)
Balance, July 31, 2017	454	1	1,222,510	44,395	550,985	(247,189)	1,571,156	227,803	1,798,959
Comprehensive income:
Net income	—	—	—	—	379,898	—	379,898	21,332	401,230
Foreign currency translation adjustments, net of tax	—	—	—	(46,622)	—	—	(46,622)	(15,335)	(61,957)
Total comprehensive income							333,276	5,997	339,273
Stock-based compensation (Note 16)	—	—	19,040	—	—	—	19,040	—	19,040
Measurement period adjustment (Note 6)	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 16)	6	—	(104,083)	—	—	—	(104,077)	—	(104,077)
Repurchases of common stock (Note 15)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 4)	—	—	—	—	(204,161)	—	(204,161)	—	(204,161)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,795)	(9,795)
Balance, July 31, 2018	460	1	1,137,467	(2,227)	726,722	(272,989)	1,589,434	222,229	1,811,663
Comprehensive income:
Net income	—	—	—	—	301,163	—	301,163	22,330	323,493
Foreign currency translation adjustments, net of tax	—	—	—	(29,503)	—	—	(29,503)	(4,784)	(34,287)
Total comprehensive income							271,660	17,546	289,206
Stock-based compensation (Note 16)	—	—	19,856	—	—	—	19,856	—	19,856
Cumulative effect for adoption of revenue standard (Notes 2 & 3)	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 16)	1	—	(27,240)	—	—	—	(27,239)	—	(27,239)
Repurchases of common stock (Note 15)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 4)	—	—	—	—	(260,567)	—	(260,567)	—	(260,567)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(13,562)	(13,562)
Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
The accompanying Notes are an integral part of these consolidated financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$323,493	$401,230	$231,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,117	204,462	189,157
Cost of real estate sales	—	3,701	13,097
Stock-based compensation expense	19,856	19,040	18,315
Deferred income taxes, net	22,419	(45,770)	36,437
Canyons obligation accreted interest expense	5,752	5,723	5,687
Change in fair value of contingent consideration	5,367	(1,854)	16,300
Foreign currency loss (gain) on intercompany loans	2,854	8,966	(15,285)
Gain on sale of real property	(580)	(515)	(6,766)
Other non-cash income, net	(13,875)	(13,784)	(15,063)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(35,406)	(44,261)	(36,291)
Inventories, net	(7,274)	(963)	8,086
Accounts payable and accrued liabilities	23,296	1,879	(22,119)
Deferred revenue	35,628	42,007	24,217
Income taxes payable - excess tax benefit from share award plans	(12,932)	(71,077)	(9,878)
Income taxes payable - other	38,773	38,453	27,954
Other assets and liabilities, net	8,743	1,249	5,417
Net cash provided by operating activities	634,231	548,486	470,983
Cash flows from investing activities:
Capital expenditures	(192,035)	(140,611)	(144,432)
Acquisition of businesses, net of cash acquired	(419,044)	(1,356)	(547,044)
Other investing activities, net	15,045	7,388	14,816
Net cash used in investing activities	(596,034)	(134,579)	(676,660)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	543,625	225,000	669,375
Proceeds from borrowings under Whistler Credit Agreement	26,518	46,513	16,917
Repayments of borrowings under Vail Holdings Credit Agreement	(235,625)	(182,500)	(213,125)
Repayments of borrowings under Whistler Credit Agreement	(45,060)	(91,941)	(53,889)
Employee taxes paid for share award exercises	(27,239)	(104,077)	(16,275)
Repurchases of common stock	(85,000)	(25,800)	(210)
Dividends paid	(260,567)	(204,161)	(146,235)
Other financing activities, net	(16,210)	(13,749)	(941)
Net cash (used in) provided by financing activities	(99,558)	(350,715)	255,617
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,290)	(5,814)	3,779
Net (decrease) increase in cash, cash equivalents and restricted cash	(66,651)	57,378	53,719
Cash, cash equivalents and restricted cash:
Beginning of period	$185,040	$127,662	$73,943
End of period	$118,389	$185,040	$127,662
Cash paid for interest	$70,888	$53,842	$46,454
Taxes paid, net	$27,212	$16,945	$49,373
Non-cash investing activities:
Accrued capital expenditures	$18,420	$15,638	$14,631
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

In the Mountain segment, as of July 31, 2019, the Company operated seventeen mountain resort properties and three urban ski areas including:

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

2.	Summary of Significant Accounting Policies
Principles of Consolidation-- The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries for which the Company has a controlling financial interest. Investments in which the Company does not have a controlling financial interest are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.
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
Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in income from operations. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under capital leases, generally based on the following useful lives:

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
Deferred Financing Costs-- Certain costs incurred with the issuance of debt and debt securities are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization is charged to interest expense over the respective term of the applicable debt issues. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized deferred financing costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt.
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

The testing for impairment consists of a comparison of the estimated fair value of the assets with their net carrying values. If the net carrying amount of the assets exceed its estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed the estimated fair value, no impairment loss is recognized. For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact fair value, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The Company determined that there was no impairment to goodwill and no material impairment to definite or indefinite-lived intangible assets for the years ended July 31, 2019, 2018 and 2017.
Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. The Company does not believe any events or changes in circumstances indicating an impairment of the net carrying amount of a long-lived asset occurred during the years ended July 31, 2019, 2018 and 2017.

Revenue Recognition-- The Company’s significant accounting policies with regard to revenue recognition are discussed in Note 3, Revenues.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and sales commission expense. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project when specific identification of costs cannot be reasonably determined.

Foreign Currency Translation -- The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within “foreign currency (loss) gain on intercompany loans” on the Company’s Consolidated Statements of Operations.
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
Advertising Costs-- Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2019, 2018 and 2017 was $44.6 million, $39.8 million and $40.0 million, respectively, and was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
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
Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt.
Stock-Based Compensation-- Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 16, Stock Compensation Plan for more information), less the amount of forfeited awards which are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2019, 2018 and 2017 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2019	2018	2017
Mountain stock-based compensation expense	$16,474	$15,716	$14,969
Lodging stock-based compensation expense	3,219	3,215	3,215
Real Estate stock-based compensation expense	163	109	131
Pre-tax stock-based compensation expense	19,856	19,040	18,315
Less: benefit from income taxes	4,589	5,406	6,290
Net stock-based compensation expense	$15,267	$13,634	$12,025
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

Recently Issued Accounting Standards
Adopted Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Topic 605. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments, which did not change the core principle of the guidance and were intended to clarify and improve understanding of certain topics included within the revenue standard. On August 1, 2018, the Company adopted this standard using the modified retrospective transition method for contracts which were not completed as of August 1, 2018. In accordance with this transition method, results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting methodology under Topic 605. On August 1, 2018, as a result of adopting this standard, the Company recorded an approximate $7.5 million reduction of retained earnings with a corresponding increase in accounts payable and accrued liabilities, which was primarily associated with the measurement of the loyalty reward programs under the new standard at an estimated fair value of underlying products or services expected to be delivered to satisfy the Company’s obligations associated with such loyalty programs. The application of this standard had an immaterial impact on total net revenue and net income attributable to Vail Resorts, Inc. for the year ended July 31, 2019.

In accordance with the new revenue recognition standard disclosure requirements, the impact of adoption of Topic 606 on the Consolidated Balance Sheet as of July 31, 2019 was as follows (in thousands):

	As of July 31, 2019
Balance Sheet	Balances Without Adoption of Topic 606	Adjustments	As Reported (Under Topic 606)
Liabilities
Accounts payable and accrued liabilities	$601,507	$6,350	$607,857
Stockholders’ equity
Retained earnings	$766,151	$(6,350)	$759,801

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The Company adopted this accounting standard on August 1, 2018, which did not have an impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that a statement of cash flows present the change during a period for the total of cash, cash equivalents and restricted cash. Historically, under previous guidance, changes in restricted cash have been included within operating, investing or financing activities, which were eliminated under the new standard. The Company adopted this standard as of August 1, 2018, which required retrospective application to all periods presented. As a result, cash provided by operating activities during the years ended July 31, 2018 and 2017 decreased by $3.1 million and $2.2 million, respectively, under the new guidance as compared to what was reported under the previously required guidance, and cash used in investing activities during the year ended July 31, 2017 decreased by $6.2 million with regard to restricted cash acquired in the Whistler Blackcomb acquisition. Additionally, due to the inclusion of restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash as of July 31, 2018 and 2017 increased $6.9 million and $10.3 million, respectively, as compared to what was reported under the previously required guidance. During peak operations of the North American ski season, the Company’s restricted cash balance is primarily associated with customer reservations deposits that are required to be held in a trust pursuant to statutory requirements until such reservations are fulfilled.

Standards Being Evaluated
The authoritative guidance listed below is currently being evaluated for its impact to Company policies upon adoption as well as any significant implementation matters yet to be addressed.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases on the balance sheet, including those classified as operating leases under previous accounting guidance, and to disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset on their balance sheets, while lessor accounting will remain largely unchanged. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years (the Company’s first quarter of fiscal 2020), and as originally written must be applied using a modified retrospective transition approach to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with early adoption permitted. In July 2018, the FASB released ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which included providing an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company will adopt ASU 2016-02 on August 1, 2019 using the modified retrospective method provided by ASU No. 2018-11. By applying ASU 2016-02 as of the adoption date, as opposed to the beginning of the earliest period presented, the presentation and disclosure of financial information for periods before August 1, 2019 will remain unchanged. The Company has elected the package of practical expedients permitted under the transition guidance which allowed the Company to not reassess: (i) whether any existing or expired contracts are or contain leases; (ii) lease classification of any expired or existing leases; or (iii) initial direct costs for any existing leases. The Company has made an accounting policy election to not record leases on the balance sheet with an initial term of 12 months or less. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

While the Company is still finalizing its quantification of the impact that ASU 2016-02 will have on its financial statements and disclosures, it anticipates recognizing right-of-use lease assets in the range of $212.0 million to $232.0 million and related lease liabilities in the range of $245.0 million to $265.0 million for operating leases. The Company does not expect any changes related to its current capital leases, which will be considered finance leases under ASU 2016-02. As a result of adoption, the Company will reclassify net favorable and unfavorable lease balances, deferred rent credits and other amounts from assets and liabilities of approximately $33.0 million, which will have the impact of reducing the amount it recognizes as right-of-use lease assets and which has been factored into the range above. The Company does not expect the standard to materially affect its consolidated statements of operations, consolidated statements of cash flows or debt covenant compliance agreements as of July 31, 2019.

3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•
Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and pass products; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at the Company’s Australian resorts. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of pass products. Deferred revenue is recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of pass product holder visits relative to total expected visits. Total expected visits are estimated based on historical data, and the Company believes this estimate provides a faithful depiction of its customers’ pass product usage. When sufficient historical data to determine usage patterns is not available, such as in the case of new product offerings, deferred revenue is recognized on a straight-line basis throughout the ski season until sufficient historical usage patterns are available. The Company also includes other sources of revenue, mostly related to commercial leasing, and employee housing leasing arrangements within other mountain revenue.

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
The Company presents revenues in the accompanying consolidated statements of operations, net of taxes, when collected from its customers that are remitted or payable to government taxing authorities, except when products are inclusive of taxes where applicable.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2019, 2018 and 2017 (in thousands):

	Year Ended July 31,
	2019	2018	2017
Mountain net revenue:
Lift	$1,033,234	$880,293	$818,341
Ski School	215,060	189,910	177,748
Dining	181,837	161,402	150,587
Retail/Rental	320,267	296,466	293,428
Other	205,803	194,851	171,682
Total Mountain net revenue	$1,956,201	$1,722,922	$1,611,786
Lodging net revenue:
Owned hotel rooms	$64,826	$65,252	$63,939
Managed condominium rooms	86,236	70,198	65,694
Dining	53,730	48,554	48,449
Transportation	21,275	21,111	22,173
Golf	19,648	18,110	17,837
Other	54,617	47,577	46,238
	300,332	270,802	264,330
Payroll cost reimbursements	14,330	13,841	14,184
Total Lodging net revenue	$314,662	$284,643	$278,514
Total Resort net revenue	$2,270,863	$2,007,565	$1,890,300
Total Real Estate net revenue	712	3,988	16,918
Total net revenue	$2,271,575	$2,011,553	$1,907,218
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

Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the fourth quarter of its fiscal year. Deferred revenue balances of a short-term nature were $335.7 million and $282.1 million as of July 31, 2019 and 2018, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $124.3 million and $126.5 million as of July 31, 2019 and 2018, respectively. For the year ended July 31, 2019, the Company recognized approximately $274.6 million of revenue that was included in the deferred revenue balance as of July 31, 2018. As of July 31, 2019, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 17 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $270.9 million and $230.8 million as of July 31, 2019 and 2018, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.

Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company recognizes these amounts as assets when they are paid prior to the start of the ski season. As of July 31, 2019, $1.9 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. The Company recorded amortization of $10.6 million, $8.3 million and $6.8 million for these costs during the years ended July 31, 2019, 2018 and 2017, respectively, which were recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
Utilizing the practical expedient provided for under Topic 606, the Company has elected to expense credit card fees and sales commissions related to non-season ski pass products and services as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statements of Operations.

4.    Net Income Per Common Share
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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 6, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”) and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while outstanding, are substantially the economic equivalent of the Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the years ended July 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended July 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$301,163	$301,163	$379,898	$379,898	$210,553	$210,553
Weighted-average shares outstanding	40,292	40,292	40,337	40,337	39,158	39,158
Weighted-average Exchangeco shares outstanding	57	57	60	60	93	93
Total Weighted-average shares outstanding	40,349	40,349	40,397	40,397	39,251	39,251
Effect of dilutive securities	—	809	—	1,221	—	1,115
Total shares	40,349	41,158	40,397	41,618	39,251	40,366
Net income per share attributable to Vail Resorts, Inc.	$7.46	$7.32	$9.40	$9.13	$5.36	$5.22
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 4,000, 2,000 and 9,000 for the years ended July 31, 2019, 2018 and 2017, respectively.

Dividends
On March 7, 2019, the Company’s Board of Directors approved an increase of approximately 20% in the annual cash dividend to an annual rate of $7.04 per share, subject to quarterly declaration. For the year ended July 31, 2019, the Company paid cash dividends of $6.46 per share ($260.6 million in the aggregate). On September 25, 2019 the Company’s Board of Directors approved a quarterly cash dividend of $1.76 per share payable on October 25, 2019 to stockholders of record as of October 8, 2019. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 25, 2019 to the shareholders of record on October 8, 2019.

5.    Long-Term Debt
Long-term debt as of July 31, 2019 and 2018 is summarized as follows (in thousands):

	Maturity	July 31, 2019	July 31, 2018
Vail Holdings Credit Agreement revolver (a)	2024	$208,000	$130,000
Vail Holdings Credit Agreement term loan (a)	2024	914,375	684,375
Whistler Credit Agreement revolver (b)	2023	45,454	65,353
Employee housing bonds (c)	2027-2039	52,575	52,575
Canyons obligation (d)	2063	340,261	334,509
Other (e)	2020-2032	19,465	9,270
Total debt		1,580,130	1,276,082
Less: Unamortized debt issuance costs		3,870	3,350
Less: Current maturities (f)		48,516	38,455
Long-term debt, net		$1,527,744	$1,234,277

(a)
On August 15, 2018, in order to fund the Stevens Pass and Triple Peaks acquisitions (see Note 6, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”) entered into the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which those lenders agreed to provide an additional $265.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to August 15, 2023. Subsequently, on April 15, 2019, the Company entered into an amendment to the Vail Holdings Credit Agreement which primarily extended the maturity date for the outstanding term loans and revolver facility to April 15, 2024, increased the amount of dividends the Company is permitted to pay in each fiscal quarter under the agreement and increased the amount of the revolver facility by $100.0 million. The Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $950.0 million term loan facility. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $1.2 billion and (ii) the product of 2.75 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The term loan facility is subject to quarterly amortization of principal of approximately $11.9 million, which began on January 31, 2019, in equal installments, for a total of five percent payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in April 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of July 31, 2019 (3.48% as of July 31, 2019). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, times the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of July 31, 2019). The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends and the Adjusted EBITDA to interest on Funded Debt (as defined in the Vail Holdings Credit Agreement) ratio does not fall below the minimum ratio allowed at quarter-ends. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Vail Holdings Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio and Adjusted EBITDA to interest on Funded Debt ratio.

On September 23, 2019, VHI entered into a further amendment to its Vail Holdings Credit Agreement, dated August 15, 2018, which increased the term loan facility by approximately $335.6 million and extended the maturity date to September 23, 2024. Refer to Note 18, Subsequent Events, for additional information.

(b)
The WB Partnerships (as defined in Note 6, Acquisitions) are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler Mountain Resort Limited Partnership (“Whistler LP”), Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent.  The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the year ended July 31, 2019, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2023. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million, subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2019, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of July 31, 2019 all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (3.76% as of July 31, 2019). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2019 is equal to 0.3937% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.

(c)
The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.09% (2.23% to 2.32% as of July 31, 2019).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2019 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(d)
On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Lease. The obligation at July 31, 2019 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $34.9 million.

(e)
During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $11.2 million of proceeds for these sales transactions during the year ended July 31, 2019, which are reflected within long-term debt, net. Other obligations also consist of a $3.9 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.

(f)
Current maturities represent principal payments due in the next 12 months, and exclude approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2020 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.

Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2019 reflected by fiscal year are as follows (in thousands):

Total
2020 (1)	$54,666
2021	48,580
2022	48,648
2023	48,719
2024	979,124
Thereafter	400,393
Total debt	$1,580,130
(1) Includes approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2020 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.

The Company recorded interest expense of $79.5 million, $63.2 million and $54.1 million for the years ended July 31, 2019, 2018 and 2017, respectively, of which $1.3 million, $1.3 million and $1.1 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $(2.9) million, $(9.0) million and $15.3 million of non-cash foreign currency (loss) gain on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2019, 2018 and 2017, respectively, on the Company’s Consolidated Statements of Operations.

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
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$6,986
Property, plant and equipment	54,889
Goodwill	71,538
Identifiable intangible assets and other assets	5,833
Liabilities	(11,894)
Net assets acquired	$127,352
Identifiable intangible assets acquired in the transaction were primarily related to trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Falls Creek and Hotham and other factors. None of the goodwill is expected to be deductible for income tax purposes under Australian tax law. The Company recognized $4.6 million of acquisition related expenses associated with the transaction, including stamp duty expense of $2.9 million, within Mountain and Lodging operating expense in its Consolidated Statement of Operations for the year ended July 31, 2019. The operating results of Falls Creek and Hotham are reported within the Mountain segment prospectively from the date of acquisition.

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

The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of Stevens Pass and other factors, and is expected to be deductible for income tax purposes. The Company recognized $1.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Statement of Operations for the year ended July 31, 2019. The operating results of Stevens Pass are reported within the Mountain segment prospectively from the date of acquisition.

Triple Peaks
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

Identifiable intangible assets acquired in the transaction were primarily related to property management contracts and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Statement of Operations for the year ended July 31, 2019. The operating results of Triple Peaks are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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

Pro Forma Financial Information for Falls Creek, Hotham, Stevens Pass and Triple Peaks
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Falls Creek, Hotham, Stevens Pass and Triple Peaks were completed on August 1, 2017, the beginning of the fiscal year preceding the fiscal year in which the acquisitions occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2017 (in thousands, except per share amounts).

	Year Ended July 31,
	2019	2018
Pro forma net revenue	$2,303,728	$2,197,659
Pro forma net income attributable to Vail Resorts, Inc.	$307,060	$389,086
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$7.61	$9.63
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$7.46	$9.35

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

The excess of the purchase consideration over the aggregate estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected cost efficiencies from the elimination of certain public company costs as well as other select areas of general and administrative functions, synergies, including utilization of the Company’s yield management strategies at Whistler Blackcomb and increased pass product sales and visitation across the Company’s resort portfolio, the assembled workforce of Whistler Blackcomb and other factors. The goodwill is not deductible for income tax purposes. The operating results of Whistler Blackcomb, which are primarily recorded in the Mountain segment, contributed $257.8 million of net revenue and $65.6 million of earnings for the year ended July 31, 2017, prospectively from the acquisition date of October 17, 2016. The Company recognized $3.2 million of Whistler Blackcomb transaction related expenses in Mountain operating expense in the Consolidated Statement of Operations for the year ended July 31, 2017.

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

7.	Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2019	2018
Land and land improvements	$619,561	$552,271
Buildings and building improvements	1,284,438	1,193,528
Machinery and equipment	1,160,817	1,007,250
Furniture and fixtures	309,271	283,694
Software	118,815	113,699
Vehicles	65,556	60,697
Construction in progress	79,282	59,579
Gross property, plant and equipment	3,637,740	3,270,718
Accumulated depreciation	(1,795,240)	(1,643,499)
Property, plant and equipment, net	$1,842,500	$1,627,219
Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2019, 2018 and 2017 totaled $210.7 million, $199.2 million and $180.8 million, respectively.

The following table shows the composition of property, plant and equipment recorded under capital leases as of July 31, 2019 and 2018 (in thousands):

	July 31,
	2019	2018
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,160	42,660
Machinery and equipment	60,384	60,384
Gross property, plant and equipment	183,590	184,090
Accumulated depreciation	(56,040)	(46,502)
Property, plant and equipment, net	$127,550	$137,588

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2019	2018
Goodwill
Goodwill	$1,625,560	$1,493,040
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,608,206	$1,475,686

Indefinite-lived intangible assets
Trademarks	$215,905	$205,083
Other	42,166	41,160
Total gross indefinite-lived intangible assets	258,071	246,243
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	$233,358	$221,530
Amortizable intangible assets
Trademarks	$42,108	$42,971
Other	67,538	47,604
Total gross amortizable intangible assets	109,646	90,575
Accumulated amortization	(36,831)	(31,533)
Amortizable intangible assets, net	72,815	59,042
Total gross intangible assets	367,717	336,818
Total accumulated amortization	(61,544)	(56,246)
Total intangible assets, net	$306,173	$280,572
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2019, 2018 and 2017 totaled $7.4 million, $5.3 million and $8.3 million, respectively, and is estimated to be approximately $4.7 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2019 and 2018 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2017	$1,451,844	$67,899	$1,519,743
Acquisitions (including measurement period adjustments)	344	—	344
Effects of changes in foreign currency exchange rates	(44,401)	—	(44,401)
Balance at July 31, 2018	1,407,787	67,899	1,475,686
Acquisitions	152,049	—	152,049
Effects of changes in foreign currency exchange rates	(19,529)	—	(19,529)
Balance at July 31, 2019	$1,540,307	$67,899	$1,608,206
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2019	2018
Trade payables	$96,377	$80,793
Deferred revenue	335,669	282,103
Accrued salaries, wages and deferred compensation	50,318	40,034
Accrued benefits	37,797	33,963
Deposits	32,108	26,646
Other accruals	55,588	40,994
Total accounts payable and accrued liabilities	$607,857	$504,533
The composition of other long-term liabilities follows (in thousands):

	July 31,
	2019	2018
Private club deferred initiation fee revenue	$109,749	$114,319
Unfavorable lease obligation, net	19,017	21,839
Other long-term liabilities	154,835	155,348
Total other long-term liabilities	$283,601	$291,506

8.	Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2019:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $8.8 million and $7.7 million as of July 31, 2019 and 2018, respectively, classified as deferred charges and other assets in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $5.4 million and $4.4 million as of July 31, 2019 and 2018, respectively. During the years ended July 31, 2019, 2018 and 2017, distributions in the amounts of $1.0 million, $1.5 million and $1.9 million, respectively, were received from equity method affiliates.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest. SSF/VARE leases space for real estate offices from the Company. The Company recognized approximately $0.4 million in revenue related to these leases for each of the years ended July 31, 2019, 2018 and 2017.

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
The table below summarizes the Company’s cash equivalents, other current assets and Contingent Consideration measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,043	$3,043	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,871	$—	$7,871	$—
Liabilities:
Contingent Consideration	$27,200	$—		$27,200

	Estimated Fair Value Measurement as of July 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,021	$3,021	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$11,249	$—	$11,249	$—

Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900
The Company’s cash equivalents and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
The following change in Contingent Consideration during the years ended July 31, 2019 and 2018 were as follows (in thousands):

Balance at July 31, 2017	$27,400
Payment	(3,646)
Change in estimated fair value	(1,854)
Balance at July 31, 2018	21,900
Payment	(67)
Change in estimated fair value	5,367
Balance at July 31, 2019	$27,200

The Lease for Park City, as discussed in Note 5, Long-term Debt, provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.15%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.8 million to $5.3 million.
Contingent Consideration is classified as a liability in our Consolidated Balance Sheets and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2019, the Company made a payment to the landlord for Contingent Consideration of approximately $0.1 million and recorded an increase in the estimated fair value of approximately $5.4 million primarily related to the Contingent Consideration payment for the year ended July 31, 2019 and other key assumptions noted above, resulting in an estimated fair value of the Contingent Consideration of $27.2 million as of July 31, 2019, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet.

10.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the year ended July 31, 2018. These changes primarily consist of a reduction in the U.S. federal corporate income tax rate from 35% to 21%, the remeasurement of U.S. net deferred tax liabilities as of the effective date utilizing the new U.S. federal corporate income tax rate of 21%, the elimination of the domestic production activities deduction, as well as revised limitations on certain business expenses and executive compensation deductions under “Section 162(m)” of the Internal Revenue Code and provides for a tax on global intangible low-taxed income (“GILTI”), a base erosion anti-abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”).

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance related to accounting for the income tax effects of the Tax Act. SAB 118 provides that companies (i) should record the effects of the changes from the Tax Act for which the accounting is complete. In addition, SAB 118 established a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

As a result of the Tax Act, the Company recorded a one-time, net tax benefit of $61.0 million on its Consolidated Statement of Operations for the year ended July 31, 2018, as described below. The Company has determined there is no GILTI inclusion for the year, BEAT would not apply and there is no FDII deduction for the year. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method as the Company has yet to be subject to a GILTI inclusion.

Due to the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. net deferred tax liabilities as of the effective date and recognized a one-time benefit of $67.0 million as a discrete item in the benefit from income taxes for the year ended July 31, 2018, which was a reduction in net deferred tax liabilities in the accompanying Consolidated Balance Sheet as of July 31, 2018. The Company also recorded a charge for the Transition Tax of $6.0 million as a discrete item in the benefit from income taxes for the year ended July 31, 2018.

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

U.S. and foreign components of income before (provision) benefit from income taxes is as follows (in thousands):

	Year Ended July 31,
	2019	2018	2017
U.S.	$306,323	$264,379	$251,478
Foreign	92,642	75,713	96,971
Income before income taxes	$398,965	$340,092	$348,449

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2019	2018
Deferred income tax liabilities:
Fixed assets	$153,182	$126,697
Intangible assets	73,146	54,708
Other	13,425	12,865
Total	239,753	194,270
Deferred income tax assets:
Canyons obligation	13,922	13,145
Stock-based compensation	9,620	9,824
Investment in Partnerships	13,281	15,113
Deferred compensation and other accrued benefits	10,674	9,220
Contingent Consideration	6,771	5,476
Unfavorable lease obligation, net	4,896	5,580
Net operating loss carryforwards and other tax credits	5,631	5,716
Other, net	18,850	11,501
Total	83,645	75,575
Valuation allowance for deferred income taxes	(5,365)	(5,450)
Deferred income tax assets, net of valuation allowance	78,280	70,125
Net deferred income tax liability	$161,473	$124,145

The components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2019	2018
Non-current deferred income tax asset	$7,286	$9,773
Net non-current deferred income tax liability	168,759	133,918
Net deferred income tax liability	$161,473	$124,145

Significant components of the provision (benefit) from income taxes are as follows (in thousands):

	Year Ended July 31,
	2019	2018	2017
Current:
Federal	$24,309	$(43,366)	$55,887
State	8,539	9,562	8,096
Foreign	20,205	18,436	16,311
Total current	53,053	(15,368)	80,294
Deferred:
Federal	16,983	(45,922)	29,065
State	5,282	2,941	3,601
Foreign	154	(2,789)	3,771
Total deferred	22,419	(45,770)	36,437
Provision (benefit) from income taxes	$75,472	$(61,138)	$116,731

A reconciliation of the income tax (benefit) provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2019	2018	2017
At U.S. federal income tax rate	21.0%	26.8%	35.0%
State income tax, net of federal benefit	2.8%	3.0%	2.2%
Change in uncertain tax positions	(1.6)%	—%	—%
Change in valuation allowance	—%	0.3%	0.9%
Excess tax benefits related to stock-based compensation	(3.0)%	(20.9)%	—%
Impacts of the Tax Act	—%	(24.7)%	—%
Noncontrolling interests	(1.5)%	(1.7)%	(2.1)%
Foreign rate differential	0.4%	(1.5)%	(3.4)%
Other	0.8%	0.7%	0.9%
Effective tax rate	18.9%	(18.0)%	33.5%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2019	2018	2017
Balance, beginning of year	$78,242	$76,111	$57,032
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	11,520	12,394	19,079
Reductions for tax positions of prior years	—	—	—
Lapse of statute of limitations	(17,540)	(10,263)	—
Settlements	—	—	—
Balance, end of year	$72,222	$78,242	$76,111

As of July 31, 2019, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

During the year ended July 31, 2019, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $17.5 million, which was offset with an increase to the uncertain tax position of $11.5 million. Interest and penalties associated with the statute of limitations lapse were approximately $2.3 million. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2020, due to the lapse of the statute of limitations. As of July 31, 2019 and 2018, accrued interest and penalties, net of tax, was $6.3 million and $5.2 million, respectively. For the years ended July 31, 2019, 2018 and 2017, the Company recognized as income tax expense $1.1 million, $1.6 million and $2.0 million of interest expense and penalties, net of tax, respectively.

The Company’s major tax jurisdictions in which it files income tax returns is the U.S. federal jurisdiction, various state jurisdictions, Australia, and Canada. The Company is no longer subject to U.S. federal examinations for tax years prior to 2015. With few exceptions, the Company is no longer subject to examination by various U.S. state jurisdictions for tax years prior to 2013. Additionally, the Company is no longer subject to audits for the tax years prior to 2014 for Australia and Canada.

The Company has NOL carryforwards totaling $8.9 million which are primarily comprised of state net operating loss (“NOL”) carryforwards that expire by the year ending July 31, 2031. As of July 31, 2019, the Company has recorded a valuation allowance on $4.0 million of these NOL carryforwards as the Company has determined that it is more likely than not that these NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2027. As of July 31, 2019, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.

11.Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2019, 2018 and 2017 were $9.6 million, $9.2 million and $8.9 million, respectively.

12.	Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $2.0 million, primarily within other long-term liabilities in the accompanying Consolidated Balance Sheets, as of both July 31, 2019 and 2018 with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2019, the Company had various other letters of credit outstanding totaling $71.9 million, consisting of $53.4 million to support the Employee Housing Bonds and $18.5 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $10.4 million as of July 31, 2019, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2019, 2018 and 2017, the Company recorded lease expense (including Northstar, Perisher, Falls Creek & Hotham), excluding executory costs, related to these agreements of $57.8 million, $52.8 million and $51.9 million, respectively, which is included in the accompanying Consolidated Statements of Operations.
As of July 31, 2019, the Canyons obligation was $340.3 million, which represents the estimated annual lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%.

Future minimum operating lease payments under the above leases and future minimum capital lease payments under the Canyons obligation as of July 31, 2019 reflected by fiscal year are as follows (in thousands):

	Operating Leases	Capital Leases
2020	$44,984	$28,253
2021	42,512	28,818
2022	39,440	29,394
2023	34,840	29,982
2024	30,836	30,582
Thereafter	142,526	1,805,048
Total future minimum lease payments	$335,138	$1,952,077
Less amount representing interest		(1,611,816)
Net future minimum lease payments		$340,261
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of July 31, 2019 and 2018, the accruals for the above loss contingencies were not material individually or in the aggregate.

13.	Segment and Geographic Area Information
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
Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2019	2018	2017
Net revenue:
Lift tickets	$1,033,234	$880,293	$818,341
Ski school	215,060	189,910	177,748
Dining	181,837	161,402	150,587
Retail/rental	320,267	296,466	293,428
Other	205,803	194,851	171,682
Total Mountain net revenue	1,956,201	1,722,922	1,611,786
Lodging	314,662	284,643	278,514
Resort	2,270,863	2,007,565	1,890,300
Real Estate	712	3,988	16,918
Total net revenue	$2,271,575	$2,011,553	$1,907,218
Segment operating expense:
Mountain	$1,279,567	$1,132,840	$1,047,331
Lodging	286,562	259,637	251,427
Resort	1,566,129	1,392,477	1,298,758
Real Estate, net	5,609	3,546	24,083
Total segment operating expense	$1,571,738	$1,396,023	$1,322,841
Gain on sale of real property	$580	$515	$6,766
Mountain equity investment income, net	$1,960	$1,523	$1,883
Reported EBITDA:
Mountain	$678,594	$591,605	$566,338
Lodging	28,100	25,006	27,087
Resort	706,694	616,611	593,425
Real Estate	(4,317)	957	(399)
Total Reported EBITDA	$702,377	$617,568	$593,026
Real estate held for sale and investment	$101,021	$99,385	$103,405
Reconciliation to net income attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$702,377	$617,568	$593,026
Depreciation and amortization	(218,117)	(204,462)	(189,157)
Change in fair value of contingent consideration	(5,367)	1,854	(16,300)
Loss on disposal of fixed assets and other, net	(664)	(4,620)	(6,430)
Investment income and other, net	3,086	1,944	6,114
Foreign currency (loss) gain on intercompany loans	(2,854)	(8,966)	15,285
Interest expense, net	(79,496)	(63,226)	(54,089)
Income before (provision) benefit from income taxes	398,965	340,092	348,449
(Provision) benefit from income taxes	(75,472)	61,138	(116,731)
Net income	323,493	401,230	231,718
Net income attributable to noncontrolling interests	(22,330)	(21,332)	(21,165)
Net income attributable to Vail Resorts, Inc.	$301,163	$379,898	$210,553

Geographic Information

Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands).

	Year Ended July 31,
Net revenue	2019	2018	2017
U.S.	$1,865,062	$1,610,323	$1,578,276
International (a)	406,513	401,230	328,942
Total net revenue	$2,271,575	$2,011,553	$1,907,218

		As of July 31,
Property, plant and equipment, net		2019	2018
U.S.		$1,381,378	$1,210,169
International (a)		461,122	417,050
Total property, plant and equipment, net		$1,842,500	$1,627,219

(a) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s revenue and property plant and equipment, net was Canada. Canada accounted for $308.1 million, $321.0 million and $257.8 million of revenue for the years ended July 31, 2019, 2018 and 2017, respectively, and for $319.4 million and $316.8 million of property, plant and equipment, net as of July 31, 2019 and 2018, respectively.

14.Selected Quarterly Financial Data (Unaudited)

	Year Ended July 31, 2019
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$2,271,575	$244,006	$957,987	$849,578	$220,004
Income (loss) from operations	$476,269	$(120,582)	$422,598	$301,848	$(127,595)
Net income (loss)	$323,493	$(92,301)	$308,530	$217,990	$(110,726)
Net income (loss) attributable to Vail Resorts, Inc.	$301,163	$(89,525)	$292,134	$206,349	$(107,795)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$7.46	$(2.22)	$7.26	$5.12	$(2.66)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$7.32	$(2.22)	$7.12	$5.02	$(2.66)

	Year Ended July 31, 2018
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$2,011,553	$211,637	$844,491	$734,575	$220,850
Income (loss) from operations	$408,817	$(112,986)	$367,978	$257,541	$(103,716)
Net income (loss)	$401,230	$(87,791)	$272,275	$248,673	$(31,927)
Net income (loss) attributable to Vail Resorts, Inc.	$379,898	$(83,660)	$256,252	$235,691	$(28,385)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$9.40	$(2.07)	$6.34	$5.82	$(0.71)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$9.13	$(2.07)	$6.17	$5.67	$(0.71)

15.	Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During the year ended July 31, 2019, the Company repurchased 353,007 Vail Shares (at a total cost of $85.0 million). During the year ended July 31, 2018, the Company repurchased 115,422 Vail Shares (at a total cost of $25.8 million). During the year ended July 31, 2017, the Company repurchased 1,317 Vail Shares (at a total cost of $0.2 million). Since inception of this stock repurchase program through July 31, 2019, the Company has repurchased 5,904,723 shares at a cost of approximately $358.0 million. As of July 31, 2019, 1,595,277 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

16.	Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2019, approximately 3.6 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2019, 2018 and 2017 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2019	2018	2017
Expected volatility	38.6%	40.0%	40.3%
Expected dividends	2.1%	2.0%	2.2%
Expected term (average in years)	6.0-6.6	5.8-6.4	5.5-6.2
Risk-free rate	2.4-2.9%	1.2-2.3%	0.5-1.5%
The Company records actual forfeitures related to unvested awards upon employee terminations.

A summary of aggregate SARs award activity under the Plan as of July 31, 2019, 2018 and 2017, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2016	2,381	$52.98
Granted	143	$174.42
Exercised	(215)	$60.05
Forfeited or expired	(19)	$108.06
Outstanding at July 31, 2017	2,290	$59.12
Granted	86	$237.86
Exercised	(1,049)	$33.25
Forfeited or expired	(3)	$172.03
Outstanding at July 31, 2018	1,324	$91.01
Granted	80	$293.82
Exercised	(219)	$49.09
Forfeited or expired	(14)	$217.58
Outstanding at July 31, 2019	1,171	$111.12	4.9 years	$162,835
Vested and expected to vest at July 31, 2019	1,160	$109.93	4.9 years	$162,604
Exercisable at July 31, 2019	1,003	$87.92	4.4 years	$159,244
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2019, 2018 and 2017 was $98.19, $78.07 and $50.78, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2019, 2018 and 2017 was $41.2 million, $213.8 million and $22.6 million, respectively. The Company had 131,000, 169,000 and 247,000 SARs that vested during the years ended July 31, 2019, 2018 and 2017, respectively. These awards had a total estimated fair value of $15.2 million, $18.5 million and $19.6 million at the date of vesting for the years ended July 31, 2019, 2018 and 2017, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2019 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2018	232	$56.72
Granted	80	$98.19
Vested	(130)	$51.76
Forfeited	(14)	$75.85
Nonvested at July 31, 2019	168	$80.75

A summary of the status of the Company’s nonvested restricted share units as of July 31, 2019 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2018	176	$163.83
Granted	68	$264.44
Vested	(102)	$142.69
Forfeited	(16)	$200.50
Nonvested at July 31, 2019	126	$230.10

The Company granted 68,000 restricted share units during the year ended July 31, 2019 with a weighted-average grant-date estimated fair value of $264.44. The Company granted 77,000 restricted share units during the year ended July 31, 2018 with a weighted-average grant-date estimated fair value of $215.14. The Company granted 91,000 restricted share units during the year ended July 31, 2017 with a weighted-average grant-date estimated fair value of $154.19. The Company had 102,000, 101,000 and 121,000 restricted share units that vested during the years ended July 31, 2019, 2018 and 2017, respectively. These units had a total estimated fair value of $28.8 million, $23.5 million and $19.3 million at the date of vesting for the years ended July 31, 2019, 2018 and 2017, respectively.
As of July 31, 2019, there was $24.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $14.8 million, $8.7 million and $1.4 million of expense is expected to be recognized in the years ending July 31, 2020, 2021 and 2022, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $16.3 million, $79.7 million and $15.5 million for the years ended July 31, 2019, 2018 and 2017, respectively.
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

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2019, 2018 and 2017 was $7.9 million, $6.9 million and $5.4 million, respectively.

18.	Subsequent Events
Amendment of Vail Holdings Credit Facility
On September 23, 2019, VHI, a wholly-owned subsidiary of the Company, entered into an amendment to the Vail Holdings Credit Agreement, which increased the amount of the outstanding term loan by approximately $335.6 million and extended the maturity date of the Vail Holdings Credit Agreement to September 23, 2024. The proceeds from the term loan increase were utilized to fund the acquisition of Peak Resorts, Inc. (“Peak Resorts’), as discussed below, and to prepay certain portions of the debt assumed in connection with the acquisition.

Acquisition of Peak Resorts, Inc.
On September 24, 2019, VHI, a wholly-owned subsidiary of the Company, completed its previously announced acquisition of Peak Resorts, a Missouri corporation, through the merger of VRAD Holdings, Inc., formerly a Missouri corporation and a wholly-owned subsidiary of VHI (“Merger Sub”), with and into Peak Resorts, with Peak Resorts surviving as a wholly-owned subsidiary of VHI (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Merger, dated as of July 20, 2019 (the “Merger Agreement”), by and among VHI, Merger Sub, Peak Resorts and, solely for the purposes stated in Section 9.14 of the Merger Agreement, the Company. At the effective time of the Merger (the “Effective Time”) and pursuant to the terms and conditions of the Merger Agreement, (i) each share of outstanding common stock of Peak Resorts (other than shares owned (A) by VHI or Merger Sub and (B) by Peak Resorts in treasury) ceased to be outstanding and was converted into the right to receive $11.00 in cash, without interest; (ii) each outstanding share of Series A Cumulative Convertible Preferred Stock of Peak Resorts (the “Series A Preferred Stock”) was converted into the right to receive an amount equal to the sum of: (a) $1,748.81; plus (b) the aggregate amount of all accrued and unpaid dividends on the applicable issuance of Series A Preferred Stock as of the Effective Time, in cash without interest; (iii) each outstanding restricted stock unit that was granted pursuant to Peak Resorts’ 2014 Equity Incentive Plan became fully vested and was cancelled and extinguished in exchange for the right to receive $11.00 in cash, without interest; and (iv) each warrant issued by Peak Resorts to purchase shares of common stock of Peak Resorts that was issued and outstanding immediately prior to the Effective Time (collectively, the “Warrants”), was cancelled in exchange for the right to receive an amount in cash, without interest, equal to the product of: (a) the aggregate number of shares of common stock of Peak Resorts in respect of such Warrant; multiplied by (b) the excess of $11.00 over the per share exercise price under such Warrant.

The aggregate consideration paid by the Company to the former Peak Resorts stockholders in the Merger was approximately $265 million, excluding related transaction fees and expenses. The Company funded the payment of the aggregate consideration with the proceeds from the September 23, 2019 amendment of the Vail Holdings Credit Agreement, as discussed above.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

We expect to file with the SEC in October 2019 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

Posted Exhibit Number	Description
2.4
Agreement and Plan of Merger, dated as of July 20, 2019, by and among Vail Holdings, Inc., VRAD Holdings, Inc. and Peak Resorts, Inc., and solely with respect to Section 9.14, Vail Resorts, Inc. (Incorporated by reference to Exhibit 2.1 on Form 8-K of Vail Resorts, Inc. filed on July 22, 2019) (File No. 001-09614).

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

10.15*	Vail Resorts, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2018) (File No. 001-09614).
10.16*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.17(a)
Eighth Amended and Restated Credit Agreement, Annex A to that certain Amendment Agreement, dated as of August 15, 2018, among Vail Holdings, Inc., as borrower, Bank of America, N.A., as administrative agent, U.S. Bank National Association and Wells Fargo, National Association, as co-syndication Agents, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2018) (File No. 001-09614).

10.17(b)
First Amendment tot he Eighth Amended and Restated Credit Agreement, dated as of April 15, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2019) (File No. 001-09614).

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

Posted Exhibit Number	Description
10.18(c)
Fourth Amending Agreement, dated as of November 30, 2018, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the lenders (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2019) (File No. 001-09614).

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
101
The following information from the Company’s Year End Report on Form 10-K for the year ended July 31, 2019 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of July 31, 2019 and July 31, 2018; (ii) Consolidated Statements of Operations as of July 31, 2019, July 31, 2018 and July 31, 2017; (iii) Consolidated Statements of Comprehensive Income as of July 31, 2019, July 31, 2018 and July 31, 2017; (iv) Consolidated Statements of Stockholders’ Equity as of July 31, 2019, July 31, 2018 and July 31, 2017 (v) Consolidated Statements of Cash Flows as of July 31, 2019, July 31, 2018 and July 31, 2017; and (vi) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans and arrangements.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2019		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 26, 2019		Vail Resorts, Inc.

	By:	/s/ Ryan H. Siurek
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2019.

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