Form 10-Q
period 2019-10-31
VAIL RESORTS INC
filed 2019-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 5, 2019, 40,257,530 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2019	July 31, 2019	October 31, 2018
Assets
Current assets:
Cash and cash equivalents	$136,326	$108,850	$141,031
Restricted cash	14,027	9,539	12,005
Trade receivables, net	87,301	270,896	74,240
Inventories, net	127,859	96,539	114,984
Other current assets	62,821	42,116	50,752
Total current assets	428,334	527,940	393,012
Property, plant and equipment, net (Note 8)	2,280,089	1,842,500	1,825,982
Real estate held for sale and investment	96,938	101,021	101,743
Goodwill, net (Note 8)	1,757,463	1,608,206	1,543,941
Intangible assets, net	324,178	306,173	307,268
Operating right-of-use assets (Note 4)	229,709	—	—
Other assets	41,036	40,237	43,976
Total assets	$5,157,747	$4,426,077	$4,215,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$856,934	$607,857	$703,633
Income taxes payable	50,759	62,760	38,303
Long-term debt due within one year (Note 6)	63,807	48,516	48,482
Total current liabilities	971,500	719,133	790,418
Long-term debt, net (Note 6)	2,005,057	1,527,744	1,486,968
Operating lease liabilities (Note 4)	231,182	—	—
Other long-term liabilities (Note 8)	238,964	283,601	273,566
Deferred income taxes, net	188,608	168,759	115,169
Total liabilities	3,635,311	2,699,237	2,666,121
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,257, 46,190 and 46,097 shares issued, respectively	462	461	461
Exchangeable shares, $0.01 par value, 55, 56 and 57 shares issued and outstanding, respectively (Note 5)	1	1	1
Additional paid-in capital	1,126,492	1,130,083	1,130,855
Accumulated other comprehensive loss	(27,269)	(31,730)	(20,596)
Retained earnings	582,235	759,801	551,863
Treasury stock, at cost, 6,000, 5,905, and 5,750 shares, respectively (Note 12)	(379,433)	(357,989)	(322,989)
Total Vail Resorts, Inc. stockholders’ equity	1,302,488	1,500,627	1,339,595
Noncontrolling interests	219,948	226,213	210,206
Total stockholders’ equity	1,522,436	1,726,840	1,549,801
Total liabilities and stockholders’ equity	$5,157,747	$4,426,077	$4,215,922
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net revenue:
Mountain and Lodging services and other	$180,031	$144,022
Mountain and Lodging retail and dining	83,559	75,884
Resort net revenue	263,590	219,906
Real Estate	4,180	98
Total net revenue	267,770	220,004
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	228,710	194,112
Mountain and Lodging retail and dining cost of products sold	37,735	34,876
General and administrative	75,055	64,379
Resort operating expense	341,500	293,367
Real Estate operating expense	5,293	1,370
Total segment operating expense	346,793	294,737
Other operating (expense) income:
Depreciation and amortization	(57,845)	(51,043)
Gain on sale of real property	207	—
Change in estimated fair value of contingent consideration (Note 9)	(1,136)	(1,200)
Gain (loss) on disposal of fixed assets and other, net	2,267	(619)
Loss from operations	(135,530)	(127,595)
Mountain equity investment income, net	1,191	950
Investment income and other, net	277	463
Foreign currency gain (loss) on intercompany loans (Note 6)	360	(2,311)
Interest expense, net	(22,690)	(18,638)
Loss before benefit from income taxes	(156,392)	(147,131)
Benefit from income taxes	46,563	36,405
Net loss	(109,829)	(110,726)
Net loss attributable to noncontrolling interests	3,354	2,931
Net loss attributable to Vail Resorts, Inc.	$(106,475)	$(107,795)
Per share amounts (Note 5):
Basic net loss per share attributable to Vail Resorts, Inc.	$(2.64)	$(2.66)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(2.64)	$(2.66)
Cash dividends declared per share	$1.76	$1.47
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net loss	$(109,829)	$(110,726)
Foreign currency translation adjustments and other, net of tax	5,323	(22,636)
Comprehensive loss	(104,506)	(133,362)
Comprehensive loss attributable to noncontrolling interests	2,492	7,198
Comprehensive loss attributable to Vail Resorts, Inc.	$(102,014)	$(126,164)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive loss:
Net loss	—	—	—	—	(107,795)	—	(107,795)	(2,931)	(110,726)
Foreign currency translation adjustments, net of tax	—	—	—	(18,369)	—	—	(18,369)	(4,267)	(22,636)
Total comprehensive loss							(126,164)	(7,198)	(133,362)
Stock-based compensation expense	—	—	4,753	—	—	—	4,753	—	4,753
Cumulative effect for adoption of revenue standard	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(11,365)	—	—	—	(11,364)	—	(11,364)
Repurchase of common stock (Note 12)	—	—	—	—	—	(50,000)	(50,000)	—	(50,000)
Dividends (Note 5)	—	—	—	—	(59,547)	—	(59,547)	—	(59,547)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4,825)	(4,825)
Balance, October 31, 2018	$461	$1	$1,130,855	$(20,596)	$551,863	$(322,989)	$1,339,595	$210,206	$1,549,801

Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive loss:
Net loss	—	—	—	—	(106,475)	—	(106,475)	(3,354)	(109,829)
Foreign currency translation adjustments and other, net of tax	—	—		4,461	—	—	4,461	862	5,323
Total comprehensive loss							(102,014)	(2,492)	(104,506)
Stock-based compensation expense	—	—	5,251	—	—	—	5,251	—	5,251
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(8,842)	—	—	—	(8,841)	—	(8,841)
Repurchase of common stock (Note 12)	—	—	—	—	—	(21,444)	(21,444)	—	(21,444)
Dividends (Note 5)	—	—	—	—	(71,091)	—	(71,091)	—	(71,091)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,773)	(3,773)
Balance, October 31, 2019	$462	$1	$1,126,492	$(27,269)	$582,235	$(379,433)	$1,302,488	$219,948	$1,522,436

The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(109,829)	$(110,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,845	51,043
Stock-based compensation expense	5,251	4,753
Deferred income taxes, net	(43,979)	(31,823)
Other non-cash (income) expense, net	(797)	1,280
Changes in assets and liabilities:
Trade receivables, net	184,821	157,759
Inventories, net	(27,967)	(26,011)
Accounts payable and accrued liabilities	(26,505)	(14,599)
Deferred revenue	194,597	167,727
Income taxes payable - excess tax benefit from share award exercises	(2,535)	(4,582)
Income taxes payable - other	(9,405)	(7,421)
Other assets and liabilities, net	(12,158)	(10,319)
Net cash provided by operating activities	209,339	177,081
Cash flows from investing activities:
Capital expenditures	(52,621)	(47,881)
Acquisition of businesses, net of cash acquired	(327,581)	(292,878)
Other investing activities, net	3,448	96
Net cash used in investing activities	(376,754)	(340,663)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	492,625	335,625
Proceeds from borrowings under Whistler Credit Agreement	—	7,667
Repayments of borrowings under Vail Holdings Credit Agreement	(175,000)	(80,000)
Repayments of borrowings under Whistler Credit Agreement	(7,529)	—
Employee taxes paid for share award exercises	(8,842)	(11,364)
Dividends paid	(71,091)	(59,547)
Repurchases of common stock	(21,444)	(50,000)
Other financing activities, net	(10,279)	(6,486)
Net cash provided by financing activities	198,440	135,895
Effect of exchange rate changes on cash, cash equivalents and restricted cash	939	(4,317)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,964	(32,004)
Cash, cash equivalents and restricted cash:
Beginning of period	118,389	185,040
End of period	$150,353	$153,036
Non-cash investing activities:
Accrued capital expenditures	$32,038	$33,051
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

The Company refers to “Resort” as the combination of the Mountain and Lodging segments. In the Mountain segment, the Company operates the following thirty-seven destination mountain resorts and regional ski areas:

PACIFIC NORTHWEST
WHISTLER BLACKCOMB*
STEVENS PASS
TAHOE
HEAVENLY*
NORTHSTAR*
KIRKWOOD*
ROCKIES
PARK CITY*
CRESTED BUTTE*
BEAVER CREEK*
VAIL*
BRECKENRIDGE*
KEYSTONE*
NORTHEAST
STOWE
ATTITASH
WILDCAT
MOUNT SUNAPEE
CROTCHED MOUNTAIN
OKEMO
MOUNT SNOW
HUNTER MOUNTAIN
MID-ATLANTIC
JACK FROST
BIG BOULDER
ROUNDTOP
WHITETAIL
LIBERTY MOUNTAIN
MIDWEST
ALPINE VALLEY
BRANDYWINE
BOSTON MILLS
MAD RIVER MOUNTAIN
MT. BRIGHTON
PAOLI PEAKS
WILMOT
HIDDEN VALLEY
AFTON ALPS
SNOW CREEK
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
WHISTLER BLACKCOMB
STEVENS
perisher
VAIL RESORTS
EXPERIENCE OF A LIFETIME™

*Denotes a destination mountain resort which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to the Company’s regional ski areas which tend to generate skier visits from their respective local markets.

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

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

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

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements— In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2019 was derived from audited financial statements.

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

Fair Value of Financial Instruments— The recorded amounts for cash and cash equivalents, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt. The recorded amounts outstanding under the Company’s EPR Secured Notes and EB-5 Development Notes (each as defined in Note 6, Long-Term Debt), which were assumed by the Company during the three months ended October 31, 2019, approximate fair value as the debt obligations were recorded at fair value in conjunction with the preliminary purchase accounting for the Peak Resorts acquisition (see Note 7, Acquisitions).

Leases— The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there is one or more assets identified and the right to control the use of any identified asset is conveyed to the Company for a period of time in exchange for consideration. Control over the use of an identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Generally, the Company classifies a lease as a finance lease if the terms of the agreement effectively transfer control of the underlying asset; otherwise, it is classified as an operating lease. For contracts that contain lease and non-lease components, the Company accounts for these components separately. For leases with terms greater than twelve months, the associated lease right-of-use (“ROU”) assets and lease liabilities are recognized at the estimated present value of the future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, the Company uses an estimated incremental borrowing rate to discount the future minimum lease payments. For leases containing fixed rental escalation clauses, the escalators are factored into the determination of future minimum lease payments. The Company includes options to extend a lease when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 4, Leases for more information.

Recently Issued Accounting Standards
Adopted Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases on the balance sheet, including those classified as operating leases under previous accounting guidance, and to disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees are required to recognize a lease liability and an ROU asset on their balance sheets, while lessor accounting is largely unchanged. In July 2018, the FASB released ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which, among other items, provided an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU No. 2016-02 on August 1, 2019 using the modified retrospective transition method as provided by the standard. In accordance with this transition method, results for reporting periods beginning on August 1, 2019 are presented under the new standard, while prior periods were not adjusted and continue to be reported in accordance with the previously applicable accounting guidance. The Company has elected the package of practical expedients permitted under the transition guidance which allowed the Company to not reassess: (i) whether any existing or expired contracts are or contain leases; (ii) lease classification of any expired or existing leases; or (iii) initial direct costs for any existing leases. The Company has made an accounting policy election to not record leases on the balance sheet with an initial term of 12 months or less. The Company will recognize those lease payments in the Consolidated Condensed Statements of Operations on a straight-line basis over the lease term. Additionally, the Company has elected the practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases. At adoption, the Company was not able to determine the interest rate implicit in its leases; therefore, for existing operating leases, the lease liability was measured using the Company’s estimated incremental borrowing rate. For existing leases, the incremental borrowing rate used was based on the remaining lease term at the adoption date. For leases with minimum lease payments adjusted periodically for inflation, the lease liability was measured using the minimum lease payments adjusted by the inflation index at the adoption date.

On August 1, 2019, as a result of adopting the standard, the Company recorded $225.6 million of operating ROU assets and $258.0 million of related total operating lease liabilities in the Consolidated Condensed Balance Sheet (of which $223.1 million was recorded to operating lease liabilities and $34.9 million was recorded to accounts payable and accrued liabilities). As a result of the adoption, the Company reclassified $32.4 million of unfavorable lease obligations, deferred rent credits and other similar amounts to the operating ROU assets balance, primarily from other long-term liabilities, which reduced the amount recognized as operating ROU assets to $225.6 million. The adoption of the new lease standard did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company’s Consolidated Condensed Statement of Operations or Consolidated Condensed Statement of Cash Flows for the three months ended October 31, 2019. The Company’s Canyons finance lease was not affected by the implementation of this standard as the arrangement is classified and recorded as a finance lease arrangement under both the previous and new accounting guidance.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended October 31,
	2019	2018
Mountain net revenue:
Lift	$41,829	$24,685
Ski School	8,534	4,272
Dining	21,629	18,292
Retail/Rental	47,915	43,342
Other	60,925	54,415
Total Mountain net revenue	$180,832	$145,006
Lodging net revenue:
Owned hotel rooms	$19,946	$19,599
Managed condominium rooms	14,740	11,118
Dining	18,143	16,129
Transportation	2,351	2,474
Golf	10,221	9,150
Other	14,166	12,777
	79,567	71,247
Payroll cost reimbursements	3,191	3,653
Total Lodging net revenue	$82,758	$74,900
Total Resort net revenue	$263,590	$219,906
Total Real Estate net revenue	4,180	98
Total net revenue	$267,770	$220,004
Contract Balances
Deferred revenue balances of a short-term nature were $549.1 million and $335.7 million as of October 31, 2019 and July 31, 2019, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $125.3 million and $124.3 million as of October 31, 2019 and July 31, 2019, respectively. For the three months ended October 31, 2019, the Company recognized approximately $34.6 million of revenue that was included in the deferred revenue balance as of July 31, 2019. As of October 31, 2019, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivable balances were $87.3 million and $270.9 million as of October 31, 2019 and July 31, 2019, respectively.

Costs to Obtain Contracts with Customers
As of October 31, 2019, $11.1 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized will be subject to amortization generally beginning in the second quarter of fiscal 2020, commensurate with the revenue recognized for skier visits, and will be recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

4.     Leases
The Company’s operating leases consist primarily of commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to 60 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company's Consolidated Condensed Statements of Operations in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately as non-lease components. Future lease payments that are contingent and non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants.  Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.

The Company’s leases do not provide a readily determinable implicit rate. As a result, the Company measures the lease liability using an estimated incremental borrowing rate which is intended to reflect the rate of interest the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company applies the estimated incremental borrowing rates at a portfolio level based on the economic environment associated with the lease.

The Company uses the long-lived assets impairment guidance to determine recognition and measurement of an ROU asset impairment, if any. The Company monitors for events or changes in circumstances that require a reassessment.

The components of lease expense for the three months ended October 31, 2019, were as follows (in thousands):

Three Months Ended October 31, 2019
Finance leases:
Amortization of the finance ROU assets	$2,438
Interest on lease liabilities	$8,509
Operating leases:
Operating lease expense	$10,037
Short-term lease expense[1]	$2,353
Variable lease expense	$843
1 Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Condensed Balance Sheet.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the three months ended October 31, 2019 (in thousands):

Three Months Ended October 31, 2019
Cash flow supplemental information:
Operating cash outflows for operating leases	$11,218
Operating cash outflows for finance leases	$1,049
Financing cash outflows for finance leases	$5,387

Weighted-average remaining lease terms and discount rates are as follows:

As of October 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	10.9
Finance leases	43.6
Weighted-average discount rate
Operating leases	4.5%
Finance leases	10.0%

Future minimum lease payments for operating and finance leases as of October 31, 2019 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (November 2019 through July 2020)	$38,383	$21,190
2021	44,188	28,818
2022	41,256	29,394
2023	36,656	29,982
2024	32,899	30,582
Thereafter	165,267	1,805,047
Total future minimum lease payments	358,649	1,945,013
Less amount representing interest	(92,331)	(1,603,309)
Total lease liabilities	$266,318	$341,704
Future minimum lease payments in accordance with Topic 840 as of July 31, 2019, reflected by fiscal year, are as follows (in thousands):

	Operating Leases	Capital Leases
2020	$44,984	$28,253
2021	42,512	28,818
2022	39,440	29,394
2023	34,840	29,982
2024	30,836	30,582
Thereafter	142,526	1,805,048
Total future minimum lease payments	$335,138	$1,952,077
Less amount representing interest		(1,611,816)
Net future minimum lease payments		$340,261

The current portion of operating lease liabilities of approximately $35.1 million as of October 31, 2019 is recorded within accounts payables and accrued liabilities in the Consolidated Condensed Balance Sheet. Finance lease liabilities are recorded within long-term debt, net in the Consolidated Condensed Balance Sheets.

The Canyons finance lease obligation represents the only material finance lease entered into by the Company as of October 31, 2019. As of October 31, 2019, the Company has recorded $125.1 million of finance lease ROU assets in connection with the Canyons lease, net of $58.5 million of accumulated amortization, which is included within property, plant and equipment in the Company’s Consolidated Condensed Balance Sheet.

5.	Net Loss per Share
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

Presented below is basic and diluted EPS for the three months ended October 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(106,475)	$(106,475)	$(107,795)	$(107,795)
Weighted-average Vail Shares outstanding	40,286	40,286	40,447	40,447
Weighted-average Exchangeco Shares outstanding	56	56	58	58
Total Weighted-average shares outstanding	40,342	40,342	40,505	40,505
Effect of dilutive securities	—	—	—	—
Total shares	40,342	40,342	40,505	40,505
Net loss per share attributable to Vail Resorts	$(2.64)	$(2.64)	$(2.66)	$(2.66)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.7 million and 1.0 million for the three months ended October 31, 2019 and 2018, respectively.

Dividends
The Company paid cash dividends of $1.76 and $1.47 per share ($71.1 million and $59.5 million in the aggregate) during the three months ended October 31, 2019 and 2018, respectively. On December 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $1.76 per share, for Vail Shares, payable on January 9, 2020 to stockholders of record as of December 26, 2019. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on January 9, 2020 to the shareholders of record on December 26, 2019.

6.    Long-Term Debt
Long-term debt, net as of October 31, 2019, July 31, 2019 and October 31, 2018 is summarized as follows (in thousands):

	Maturity	October 31, 2019	July 31, 2019	October 31, 2018
Vail Holdings Credit Agreement term loan (a)	2024	$1,250,000	$914,375	$950,000
Vail Holdings Credit Agreement revolver (a)	2024	190,000	208,000	120,000
Whistler Credit Agreement revolver (b)	2023	37,962	45,454	72,170
EPR Secured Notes (c)	2034-2036	114,162	—	—
EB-5 Development Notes (d)	2021	52,000	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	341,704	340,261	335,947
Other	2020-2032	19,583	19,465	8,821
Total debt		2,057,986	1,580,130	1,539,513
Less: Unamortized premiums, discounts and debt issuance costs		(10,878)	3,870	4,063
Less: Current maturities (e)		63,807	48,516	48,482
Long-term debt, net		$2,005,057	$1,527,744	$1,486,968

(a)
On September 23, 2019, in order to fund the acquisition of Peak Resorts, Inc. (“Peak Resorts”), which included the prepayment of certain portions of the outstanding debt and lease obligations of Peak Resorts contemporaneous with the closing of the transaction (see Note 7, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which those lenders agreed to provide an additional $335.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to

September 23, 2024. No other material terms of the Vail Holdings Credit Agreement were altered under the amendment. As of October 31, 2019, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.25 billion term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, which will begin on January 31, 2020, in equal installments, for a total of five percent of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of October 31, 2019 (3.04% as of October 31, 2019). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of October 31, 2019). During the three months ended October 31, 2019, the Company entered into an interest rate swap agreement to hedge the cash flows of $100.0 million in principal amount of its Vail Holdings Credit Agreement.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of October 31, 2019, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.76% as of October 31, 2019). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2019 is equal to 0.3937% per annum.

(c)
On September 24, 2019, in conjunction with the acquisition of Peak Resorts (see Note 7, Acquisitions), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:

i.
The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2019, interest on this note accrued at a rate of 11.04%.

ii.
The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2019, interest on this note accrued at a rate of 10.75%.

iii.
The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2019, interest on this note accrued at a rate of 10.75%.

iv.
The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2019, interest on this note accrued at a rate of 11.61%.

v.
The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2019, interest on this note accrued at a rate of 8.43%.

The EPR Secured Notes are secured by all or substantially all of the assets of Peak Resorts and its subsidiaries, including mortgages on the Alpine Valley, Boston Mills, Brandywine, Jack Frost, Big Boulder, Mount Snow and Hunter Mountain ski resorts. The EPR Secured Notes bear interest at specified interest rates, as discussed above, which are subject to increase each year by the lesser of (i) three times the percentage increase in the Consumer Price Index or (ii) a capped index (the “Capped CPI Index”), which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The EPR Agreements provide for affirmative and negative covenants that restrict, among other things, the ability of Peak Resorts and its subsidiaries to incur indebtedness, dispose of assets, make distributions and make investments. In addition, the EPR Agreements include restrictive covenants, including maximum leverage ratio and consolidated fixed charge ratio. An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts from the properties securing any of the individual EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a specified percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the

Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Jack Frost, Big Boulder, Boston Mills, Brandywine and Alpine Valley ski resorts, where the Additional Interest Rate is 10.0%; on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12.0%; and on a standalone basis for the note secured by the Company’s Hunter Mountain ski resort, where the Additional Interest Rate is 8.0%. Peak Resorts does not have the right to prepay the EPR Secured Notes. The EPR Secured Notes were recorded at their estimated fair value in conjunction with the acquisition of Peak Resorts on September 24, 2019, and as such their respective carrying values approximate fair value as of October 31, 2019. The EPR Agreements grant EPR certain other rights including (i) the option to purchase the Boston Mills, Brandywine, Jack Frost, Big Boulder or Alpine Valley resorts, which is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable EPR Secured Note for such properties, with any closings to be held on the applicable maturity dates; and, if EPR exercises the purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each; (ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by Peak Resorts with respect to any new or existing ski resort properties; and (iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any such purchase options.
In addition, Peak Resorts is required to, maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of October 31, 2019 the Company had funded the debt service reserve account in an amount equal to approximately $2.5 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

(d)
Peak Resorts serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Carinthia Partnerships”), which were formed to raise $52.0 million through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”), pursuant to the Immigration and Nationality Act (the “EB-5 Program”). The EB-5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB-5 Investors”) seeking lawful permanent resident status based on their investment in a U.S commercial enterprise. On December 27, 2016, Peak Resorts borrowed $52.0 million from the Carinthia Partnerships to fund two capital projects at Mount Snow. The amounts were borrowed through two loan agreements, which provided $30.0 million and $22.0 million (together, the “EB-5 Development Notes”). Amounts outstanding under the EB-5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to an extension of up to two additional years at the option of the borrowers, with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension. Upon an event of default (as defined), amounts outstanding under the EB-5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. While the EB-5 Development Notes are outstanding, Peak Resorts is restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing of the properties or assets financed with loan proceeds. In addition, Peak Resorts is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 Investors from being admitted to the U.S. via the EB-5 Program.

(e)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2019 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2020 (November 2019 through July 2020)	$53,829
2021	63,640
2022	115,919
2023	63,719
2024	101,756
Thereafter	1,659,123
Total debt	$2,057,986

The Company recorded gross interest expense of $22.7 million and $18.6 million for the three months ended October 31, 2019 and 2018, respectively, of which $0.4 million and $0.3 million, respectively, were amortization of deferred financing costs. The

Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.4 million and ($2.3 million), respectively, of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2019 and 2018 on the Company’s Consolidated Condensed Statements of Operations.

7.    Acquisitions
Peak Resorts
On September 24, 2019, the Company, through a wholly-owned subsidiary, acquired 100 percent of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing of the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which the Company borrowed approximately $335.6 million under the Vail Holdings Credit Agreement (see Note 6, Long-Term Debt) to fund the acquisition, repayment of debt instruments and lease obligations, and associated acquisition related expenses. The newly acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The Company assumed the Special Use Permits from the U.S. Forest Service for Attitash, Mount Snow and Wildcat Mountain, and assumed the land leases for Mad River and Paoli Peaks. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as lodging operations at certain resorts.
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$18,976
Property, plant and equipment	425,604
Goodwill	146,361
Identifiable intangible assets	19,219
Other assets	16,809
Assumed long-term debt	(181,714)
Other liabilities	(110,525)
Net assets acquired	$334,730
Identifiable intangible assets acquired in the transaction were primarily related to trade names and property management contracts. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company assumed various debt obligations of Peak Resorts, which were recorded at their respective estimated fair values as of the acquisition date (see Note 6, Long-Term Debt). The Company recognized $3.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the three months ended October 31, 2019. The operating results of Peak Resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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

Stevens Pass Resort
On August 15, 2018, the Company, through a wholly-owned subsidiary, acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for total cash consideration of $64.0 million, after adjustments for certain agreed-upon terms. The Company borrowed $70.0 million on August 15, 2018 under its Vail Holdings Credit Agreement term loan (see Note 6, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The acquisition included the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

The following summarizes the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

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

Triple Peaks
On September 27, 2018, the Company, through a wholly-owned subsidiary, acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations of the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.1 million, for which the Company utilized cash on hand and borrowed $195.6 million under the Vail Holdings Credit Agreement term loan (see Note 6, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The Company obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities).

The following summarizes the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$5,197
Property, plant and equipment	159,799
Goodwill	51,742
Identifiable intangible assets	27,360
Deferred income taxes, net	3,093
Liabilities	(18,098)
Net assets acquired	$229,093

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

The estimated fair values of assets acquired and liabilities assumed in the acquisitions of Peak Resorts, Falls Creek and Hotham are preliminary and are based on the information that was available as of the respective acquisition dates. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the respective acquisition dates.

Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Peak Resorts, Falls Creek & Hotham, Triple Peaks and Stevens Pass were completed at the beginning of the fiscal year preceding the fiscal year in which each respective acquisition occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2018 (in thousands, except per share amounts).

	Three Months Ended October 31,
	2019	2018
Pro forma net revenue	$274,429	$259,887
Pro forma net loss attributable to Vail Resorts, Inc.	$(111,843)	$(118,396)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(2.77)	$(2.92)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(2.77)	$(2.92)

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2019	July 31, 2019	October 31, 2018
Land and land improvements	$745,846	$619,561	$611,155
Buildings and building improvements	1,458,465	1,284,438	1,271,375
Machinery and equipment	1,189,951	1,160,817	1,054,610
Furniture and fixtures	435,663	309,271	295,128
Software	118,961	118,815	113,901
Vehicles	68,662	65,556	63,346
Construction in progress	113,570	79,282	106,378
Gross property, plant and equipment	4,131,118	3,637,740	3,515,893
Accumulated depreciation	(1,851,029)	(1,795,240)	(1,689,911)
Property, plant and equipment, net	$2,280,089	$1,842,500	$1,825,982

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2019	July 31, 2019	October 31, 2018
Trade payables	$141,714	$96,377	$118,648
Deferred revenue	549,144	335,669	450,300
Accrued salaries, wages and deferred compensation	22,798	50,318	20,961
Accrued benefits	38,695	37,797	30,712
Deposits	34,202	32,108	34,479
Other liabilities	70,381	55,588	48,533
Total accounts payable and accrued liabilities	$856,934	$607,857	$703,633

The composition of other long-term liabilities follows (in thousands):

	October 31, 2019	July 31, 2019	October 31, 2018
Private club deferred initiation fee revenue	$109,011	$109,749	$112,669
Unfavorable lease obligation, net	1,651	19,017	21,100
Other long-term liabilities	128,302	154,835	139,797
Total other long-term liabilities	$238,964	$283,601	$273,566

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2019 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2019	$1,540,307	$67,899	$1,608,206
Acquisitions (including measurement period adjustments)	146,470	—	146,470
Effects of changes in foreign currency exchange rates	2,787	—	2,787
Balance at October 31, 2019	$1,689,564	$67,899	$1,757,463

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

	Estimated Fair Value Measurement as of October 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,047	$3,047	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,932	$—	$7,932	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

	Estimated Fair Value Measurement as of July 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,043	$3,043	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,871	$—	$7,871	$—
Liabilities:
Contingent Consideration	$27,200	$—	$—	$27,200

	Estimated Fair Value Measurement as of October 31, 2018
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,026	$3,026	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$10,836	$—	$10,836	$—
Liabilities:
Contingent Consideration	$23,033	$—	$—	$23,033

The Company’s cash equivalents and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.

The changes in Contingent Consideration during the three months ended October 31, 2019 and 2018 were as follows (in thousands):

Balance as of July 31, 2019 and 2018, respectively	$27,200	$21,900
Payments	(6,436)	(67)
Change in estimated fair value	1,136	1,200
Balance as of October 31, 2019 and 2018, respectively	$21,900	$23,033

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.15%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.9 million to $5.6 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2019, the Company made a payment to the landlord for Contingent Consideration of approximately $6.4 million and recorded an increase of approximately $1.1 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2019. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $21.9 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

10.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2019, July 31, 2019 and October 31, 2018, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2019, the Company had various letters of credit outstanding totaling $73.0 million, consisting of $53.4 million to support the Employee Housing Bonds and $19.6 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $10.6 million as of October 31, 2019, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Self-Insurance
The Company is self-insured for claims under its U.S. health benefit plans and for the majority of workers’ compensation claims in the U.S. Workers compensation claims in the U.S. are subject to stop loss policies. The self-insurance liability related to workers’ compensation is determined actuarially based on claims filed. The self-insurance liability related to claims under the Company’s U.S. health benefit plans is determined based on analysis of actual claims. The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued liabilities (see Note 8, Supplementary Balance Sheet Information).

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of October 31, 2019, July 31, 2019 and October 31, 2018, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net loss, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2019	2018
Net revenue:
Lift	$41,829	$24,685
Ski school	8,534	4,272
Dining	21,629	18,292
Retail/rental	47,915	43,342
Other	60,925	54,415
Total Mountain net revenue	180,832	145,006
Lodging	82,758	74,900
Total Resort net revenue	263,590	219,906
Real Estate	4,180	98
Total net revenue	$267,770	$220,004
Segment operating expense:
Mountain	$262,008	$222,363
Lodging	79,492	71,004
Resort	341,500	293,367
Real Estate, net	5,293	1,370
Total segment operating expense	$346,793	$294,737
Gain on sale of real property	$207	$—
Mountain equity investment income, net	$1,191	$950
Reported EBITDA:
Mountain	$(79,985)	$(76,407)
Lodging	3,266	3,896
Resort	(76,719)	(72,511)
Real Estate	(906)	(1,272)
Total Reported EBITDA	$(77,625)	$(73,783)
Real estate held for sale and investment	$96,938	$101,743
Reconciliation to net loss attributable to Vail Resorts, Inc.:
Total Reported EBITDA	$(77,625)	$(73,783)
Depreciation and amortization	(57,845)	(51,043)
Change in estimated fair value of contingent consideration	(1,136)	(1,200)
Gain (loss) on disposal of fixed assets and other, net	2,267	(619)
Investment income and other, net	277	463
Foreign currency gain (loss) on intercompany loans	360	(2,311)
Interest expense, net	(22,690)	(18,638)
Loss before benefit from income taxes	(156,392)	(147,131)
Benefit from income taxes	46,563	36,405
Net loss	(109,829)	(110,726)
Net loss attributable to noncontrolling interests	3,354	2,931
Net loss attributable to Vail Resorts, Inc.	$(106,475)	$(107,795)

12.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million) during the three months ended October 31, 2019. The Company repurchased 197,896 Vail Shares (at a total cost of $50.0 million) during the three months ended October 31, 2018. Since inception of its share repurchase program through October 31, 2019, the Company has repurchased 6,000,341 Vail Shares for approximately $379.4 million. As of October 31, 2019, 1,499,659 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2019 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2019 and 2018 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2019.

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

Mountain Segment
The Company refers to “Resort” as the combination of the Mountain and Lodging segments. In the Mountain segment, the Company operates the following thirty-seven destination mountain resorts and regional ski areas:
*Denotes a destination mountain resort which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas which tend to generate skier visits from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian resorts, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American mountain resorts and ski areas occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian resorts occurring in our first and fourth fiscal quarters. Our North American mountain resorts are generally open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian resorts are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian resorts’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American mountain resorts and ski areas. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American mountain resorts, retail/rental operations and peak season Australian resort operations.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Through December 2, 2019, sales of North American ski season pass products increased approximately 22% in units and 17% in sales dollars as compared to the prior year period ended December 3, 2018, including Military Pass sales and Peak Resorts pass sales in both periods and adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.75 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. Excluding sales of Military Passes, sales of pass products increased approximately 22% in units and 16% in sales dollars over the comparable prior year period. We cannot predict the ultimate impact that sales of our pass products will have on total lift revenue or effective ticket price for the 2019/2020 North American ski season.

•
Key North American economic indicators have remained steady through calendar year 2019, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2019/2020 North American ski season.

•
As of October 31, 2019, we had $231.4 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on September 23, 2019 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less outstanding borrowings of $190.0 million and certain letters of credit outstanding of $78.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2019, we had C$249.1 million ($189.1 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.8 million) less outstanding borrowings of C$50.0 million ($38.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

•
On September 24, 2019, through a wholly-owned subsidiary, we acquired 100 percent of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which we borrowed approximately $335.6 million under the Vail Holdings Credit Agreement to fund the acquisition, repayment of debt instruments and lease obligations, and associated acquisition related expenses. The newly acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as lodging operations at certain resorts. We expect that the acquisition of Peak Resorts will positively contribute to our annual results of operations; however we cannot predict the ultimate impact the new resorts will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2019, compared to the three months ended October 31, 2018 (in thousands):

	Three Months Ended October 31,
	2019	2018
Mountain Reported EBITDA	$(79,985)	$(76,407)
Lodging Reported EBITDA	3,266	3,896
Resort Reported EBITDA	$(76,719)	$(72,511)
Real Estate Reported EBITDA	$(906)	$(1,272)
Loss before benefit from income taxes	$(156,392)	$(147,131)
Net loss attributable to Vail Resorts, Inc.	$(106,475)	$(107,795)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), Falls Creek and Hotham (acquired April 4, 2019), Triple Peaks (acquired September 27, 2018) and Stevens Pass (acquired August 15, 2018), prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended October 31, 2019 compared to the three months ended October 31, 2018
Mountain segment operating results for the three months ended October 31, 2019 and 2018 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2019	2018
Net Mountain revenue:
Lift	$41,829	$24,685	69.5%
Ski school	8,534	4,272	99.8%
Dining	21,629	18,292	18.2%
Retail/rental	47,915	43,342	10.6%
Other	60,925	54,415	12.0%
Total Mountain net revenue	180,832	145,006	24.7%
Mountain operating expense:
Labor and labor-related benefits	91,475	76,250	20.0%
Retail cost of sales	23,279	22,416	3.8%
General and administrative	64,669	54,703	18.2%
Other	82,585	68,994	19.7%
Total Mountain operating expense	262,008	222,363	17.8%
Mountain equity investment income, net	1,191	950	25.4%
Mountain Reported EBITDA	$(79,985)	$(76,407)	(4.7)%

Total skier visits	934	507	84.2%
ETP	$44.78	$48.69	(8.0)%

Mountain Reported EBITDA includes $4.4 million and $3.9 million of stock-based compensation expense for the three months ended October 31, 2019 and 2018, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter, which begins in November (with the exception of Keystone, which opened in October in current year). The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of our Australian resorts, for which the winter operating season generally occurs from June through early October.

Mountain Reported EBITDA decreased by $3.6 million, or 4.7%, reflecting incremental off-season losses from Peak Resorts, Triple Peaks and Stevens Pass (acquired in September 2019, September 2018 and August 2018, respectively) and an increase in general and administrative expense, partially offset by the incremental ski season operations of Falls Creek and Hotham (acquired in April 2019) and improved summer operations results at Whistler Blackcomb. Operating results from Perisher, which are translated from Australian dollars to U.S. dollars, were adversely affected by a decrease in the Australian dollar exchange rates relative to the U.S. dollar as compared to prior year, resulting in a decline in Mountain Reported EBITDA of approximately $2 million, which the Company calculated on a constant currency basis by applying current period foreign exchange rates to the prior period results. Additionally, Mountain segment results include $9.0 million and $6.6 million of acquisition and integration related expenses for the three months ended October 31, 2019 and 2018, respectively, which are recorded within Mountain other operating expense.

Lift revenue increased $17.1 million, or 69.5%, and ski school revenue increased $4.3 million, or 99.8%, primarily as a result of incremental revenue from Falls Creek and Hotham, as well as the early ski season opening of Keystone in October as a result of our recent investments in snowmaking. Dining revenue increased $3.3 million, or 18.2%, primarily due to incremental revenue from Peak Resorts, Falls Creek and Hotham, as well as increases in revenue at our western U.S. resorts.

Retail/rental revenue increased $4.6 million, or 10.6%, primarily as a result of incremental revenue from Falls Creek and Hotham as well as increases in revenue at our Colorado stores. Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. Other revenue increased $6.5 million, or 12.0%, primarily as a result of incremental revenue from Falls Creek and Hotham, Triple Peaks and Peak Resorts, as well as increases in summer activities revenue at Whistler Blackcomb and at our western U.S. resorts.

Operating expense increased $39.6 million, or 17.8%, which was primarily attributable to the incremental post-acquisition operating expenses from Falls Creek and Hotham, Peak Resorts, Triple Peaks and Stevens Pass. Additionally, operating expense includes $9.0 million and $6.6 million of acquisition and integration related expenses for the three months ended October 31, 2019 and 2018, respectively.

Labor and labor-related benefits increased 20.0% primarily due to incremental expenses from Falls Creek and Hotham, Triple Peaks and Peak Resorts, as well as normal wage adjustments. Retail cost of sales increased 3.8% compared to an increase in retail sales of 5.7%. General and administrative expense increased 18.2% primarily due to an increase in allocated corporate overhead costs primarily associated with marketing, human resources, legal and information technology, as well as incremental expenses from Falls Creek, Hotham and Peak Resorts. Other expense increased 19.7%, primarily due to incremental operating expenses from Peak Resorts, Falls Creek and Hotham and Triple Peaks, as well as an increase in acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended October 31, 2019 compared to the three months ended October 31, 2018
Lodging segment operating results for the three months ended October 31, 2019 and 2018 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2019	2018
Lodging net revenue:
Owned hotel rooms	$19,946	$19,599	1.8%
Managed condominium rooms	14,740	11,118	32.6%
Dining	18,143	16,129	12.5%
Transportation	2,351	2,474	(5.0)%
Golf	10,221	9,150	11.7%
Other	14,166	12,777	10.9%
	79,567	71,247	11.7%
Payroll cost reimbursements	3,191	3,653	(12.6)%
Total Lodging net revenue	82,758	74,900	10.5%
Lodging operating expense:
Labor and labor-related benefits	37,615	33,451	12.4%
General and administrative	10,386	9,676	7.3%
Other	28,300	24,224	16.8%
	76,301	67,351	13.3%
Reimbursed payroll costs	3,191	3,653	(12.6)%
Total Lodging operating expense	79,492	71,004	12.0%
Lodging Reported EBITDA	$3,266	$3,896	(16.2)%

Owned hotel statistics:
ADR	$238.49	$232.87	2.4%
RevPAR	$163.61	$161.96	1.0%
Managed condominium statistics:
ADR	$189.22	$188.92	0.2%
RevPAR	$52.83	$51.44	2.7%
Owned hotel and managed condominium statistics (combined):
ADR	$210.60	$210.85	(0.1)%
RevPAR	$79.18	$82.44	(4.0)%

Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended October 31, 2019 and 2018. Lodging Reported EBITDA decreased $0.6 million, or 16.2%, primarily due to an increase in expenses across our lodging properties, partially offset by the benefit of the incremental operations of Peak Resorts (acquired in September 2019).

Revenue from managed condominium rooms increased $3.6 million, or 32.6%, primarily due to incremental revenue from our managed lodging properties at Crested Butte, Okemo and Tahoe. Dining revenue increased $2.0 million, or 12.5%, primarily due to incremental revenue from our Peak Resorts, Crested Butte and Okemo lodging properties, as well as increased dining revenue at our Park City lodging properties. Golf revenue increased $1.1 million, or 11.7%, primarily due to incremental revenue from our Okemo and Peak Resorts golf operations. Other revenue increased $1.4 million, or 10.9%, primarily due to a business interruption insurance recovery related to a closed event facility in Breckenridge, as well as incremental revenue from our lodging properties at Okemo, Crested Butte and Peak Resorts.

Operating expense (excluding reimbursed payroll costs) increased 13.3%. Labor and labor related benefits increased 12.4% primarily due to incremental labor expenses from Okemo, Crested Butte and Peak Resorts, as well as normal wage increases. General and administrative expense increased 7.3% due to higher corporate overhead costs. Other expenses increased 16.8%

primarily due to incremental expenses from Okemo, Crested Butte, and Peak Resorts, as well as increases in variable operating expenses associated with increases in revenue.

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

Three months ended October 31, 2019 compared to the three months ended October 31, 2018
Real Estate segment operating results for the three months ended October 31, 2019 and 2018 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2019	2018
Total Real Estate net revenue	$4,180	$98	4,165.3%
Real Estate operating expense:
Cost of sales (including sales commission)	3,932	—	nm
Other	1,361	1,370	0.7%
Total Real Estate operating expense	5,293	1,370	286.4%
Gain on sale of real property	207	—	nm
Real Estate Reported EBITDA	$(906)	$(1,272)	28.8%

Three months ended October 31, 2019
During the three months ended October 31, 2019, we closed on the sale of a development land parcel for $4.1 million which was recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commission) of $3.9 million.

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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2019 and 2018 (in thousands).

	Three Months Ended October 31,		Increase (Decrease)
	2019	2018
Depreciation and amortization	$(57,845)	$(51,043)	13.3%
Foreign currency gain (loss) on intercompany loans	$360	$(2,311)	115.6%
Interest expense, net	$(22,690)	$(18,638)	21.7%
Benefit from income taxes	$46,563	$36,405	27.9%
Effective tax rate benefit	29.8%	24.7%	5.1 pts

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2019 increased $6.8 million, compared to the same period in the prior year, primarily due to assets acquired in the Peak Resorts, Falls Creek and Hotham, Triple Peaks and Stevens Pass acquisitions.

Foreign currency gain on intercompany loans.  Foreign currency gain on intercompany loans for the three months ended October 31, 2019 increased $2.7 million as a result of the Canadian dollar strengthening relative to the U.S. dollar compared to the same period in the prior year, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three months ended October 31, 2019 increased $4.1 million, compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $335.6 million, which were used to fund the Peak Resorts acquisition, as well as incremental interest expense associated with debt obligations assumed in the Peak Resorts acquisition.

Benefit from income taxes. The effective tax rate benefit for the three months ended October 31, 2019 was 29.8%, compared to 24.7% for the three months ended October 31, 2018. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items; (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book loss and (iv) the amount of net loss attributable to noncontrolling interests.

The increase in the effective tax rate benefit during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 was primarily due to the U.S. federal tax reform rate reduction impact on the lapse in the statute of limitations for an uncertain tax position, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards), which are recorded within benefit from income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $2.5 million and $4.6 million, respectively, for the three months ended October 31, 2019 and 2018.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles from segment Reported EBITDA to net loss attributable to Vail Resorts, Inc. (in thousands):

	Three Months Ended October 31,
	2019	2018
Mountain Reported EBITDA	$(79,985)	$(76,407)
Lodging Reported EBITDA	3,266	3,896
Resort Reported EBITDA	(76,719)	(72,511)
Real Estate Reported EBITDA	(906)	(1,272)
Total Reported EBITDA	(77,625)	(73,783)
Depreciation and amortization	(57,845)	(51,043)
Gain (loss) on disposal of fixed assets and other, net	2,267	(619)
Change in estimated fair value of contingent consideration	(1,136)	(1,200)
Investment income and other, net	277	463
Foreign currency gain (loss) on intercompany loans	360	(2,311)
Interest expense, net	(22,690)	(18,638)
Loss before benefit from income taxes	(156,392)	(147,131)
Benefit from income taxes	46,563	36,405
Net loss	(109,829)	(110,726)
Net loss attributable to noncontrolling interests	3,354	2,931
Net loss attributable to Vail Resorts, Inc.	$(106,475)	$(107,795)
The following table reconciles Net Debt to long-term debt, net (in thousands):

	October 31,
	2019	2018
Long-term debt, net	$2,005,057	$1,486,968
Long-term debt due within one year	63,807	48,482
Total debt	2,068,864	1,535,450
Less: cash and cash equivalents	136,326	141,031
Net Debt	$1,932,538	$1,394,419

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2019 and 2018 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2019	2018
Net cash provided by operating activities	$209,339	$177,081
Net cash used in investing activities	$(376,754)	$(340,663)
Net cash provided by financing activities	$198,440	$135,895

Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations.

Three months ended October 31, 2019 compared to the three months ended October 31, 2018
We generated $209.3 million of cash from operating activities during the three months ended October 31, 2019, an increase of $32.2 million compared to $177.1 million of cash generated during the three months ended October 31, 2018. The increase in operating cash flows was primarily a result of an increase in season pass accounts receivable collections combined with increased season pass sales during the three months ended October 31, 2019 compared to the prior year. These increases were partially offset by decreased Mountain and Lodging operating results during the three months ended October 31, 2019 compared to the prior year, as well as a decrease in accounts payable (excluding accounts payable assumed through acquisitions) and an increase in cash interest payments primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement.

Cash used in investing activities for the three months ended October 31, 2019 increased by $36.1 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the three months ended October 31, 2019, as compared to cash payments of $292.9 million, net of cash acquired, related to the acquisitions of Triple Peaks and Stevens Pass during the three months ended October 31, 2018. In addition, cash used in investing activities increased due to additional capital expenditures of $4.7 million during the three months ended October 31, 2019 compared to the three months ended October 31, 2018.

Cash provided by financing activities increased by $62.5 million during the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to an increase in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement from $265.6 million during the three months ended October 31, 2018, which were used to fund the Triple Peaks and Stevens Pass acquisitions, to $335.6 million during the three months ended October 31, 2019, which were used to fund the Peak Resorts acquisition. Additionally, repurchases of common stock decreased by $28.6 million and employee taxes paid related to exercises of share awards decreased by $2.5 million. These increases in cash provided by financing activities were partially offset by (i) an increase of $15.2 million in net payments on borrowings under our Whistler Credit Agreement, (ii) an increase of $8.0 million in net payments on borrowings under the revolver component of our Vail Holdings Credit Agreement, (iii) an increase in dividends paid of $11.5 million and (iv) a payment for contingent consideration with regard to our lease for Park City.

Significant Sources of Cash
We had $136.3 million of cash and cash equivalents as of October 31, 2019, compared to $141.0 million as of October 31, 2018. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $136.3 million of cash and cash equivalents at October 31, 2019, we had $231.4 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2019 (which represents the total commitment of $500.0 million less outstanding borrowings of $190.0 million and certain letters of credit outstanding of $78.6 million). Additionally, we had C$249.1 million ($189.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.8 million) less outstanding borrowings of C$50.0 million ($38.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.50% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $139 million to $143 million on resort capital expenditures during calendar year 2019, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, summer capital, real estate related capital and reimbursable investments. We expect that our total capital plan will be approximately $190 million to $195 million, including items noted above for integration and acquisitions, summer capital, real estate related projects and approximately $18 million of reimbursable investments associated with insurance recoveries and tenant improvements. Included in these estimated capital expenditures are approximately $85 million to $90 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures for calendar year 2019 include, among other projects, significant investments in our snowmaking systems in Colorado that have transformed the early-season terrain experience at Vail, Keystone and Beaver Creek; technology investments to increase lift ticket express fulfillment capacity through new mobile technology across many of our North American resorts to allow skiers and snowboarders who purchased tickets in advance to bypass the ticket window entirely; and a new permanent Tombstone BBQ restaurant at Park City. We also made significant one-time investments across the recently acquired resorts of Crested Butte, Okemo, Mount Sunapee and Stevens Pass, which will include replacing and upgrading the Daisy and Brooks lifts at Stevens Pass and the Teocalli Lift at Crested Butte and on-mountain restaurant upgrades at Okemo. We invested approximately $14 million in the first phase of a two-year, $35 million investment program for these newly acquired resorts. Additionally, we plan to spend approximately $7 million in capital for the integration of Triple Peaks and Stevens Pass, $2 million in capital for the integration of Peak Resorts and $1 million in capital for the integration of Falls Creek and Hotham. The calendar year 2019 capital plan also includes $3 million of investment related to our sustainability commitment focused on energy efficiency opportunities in snowmaking as well as other electrical and lighting applications.

Approximately $131 million was spent for capital expenditures in calendar year 2019 as of October 31, 2019, leaving approximately $59 million to $64 million to spend in the remainder of calendar year 2019, including anticipated investments for integration and acquisitions, summer capital, real estate related projects and reimbursable investments associated with insurance recoveries and tenant improvements.

We expect that our capital plan for calendar 2020 will be approximately $155 million to $160 million, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, one-time Peak Resorts capital improvements, real estate related capital and reimbursable investments associated with insurance recoveries that we had originally expected to occur in calendar 2019. We expect that our total capital plan will be approximately $210 million to $215 million, including items noted above for integration and acquisitions, summer capital, real estate related projects and approximately $4 million of reimbursable investments associated with insurance recoveries. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisition of Peak Resorts
On September 23, 2019, we entered into an amendment to our Vail Holdings Credit Agreement in which the term loan was increased by approximately $335.6 million, and we utilized the proceeds to fund the acquisition of 100 percent of the outstanding stock of Peak Resorts on September 24, 2019 at a purchase price of $11.00 per share or approximately $264.5 million, and to prepay certain portions of Peak Resorts outstanding debt and lease obligations that were required to be paid in order to complete the transaction.

Debt
As of October 31, 2019, principal payments on the majority of our long-term debt ($1,760.9 million of the total $2,058.0 million debt outstanding as of October 31, 2019) are not due until fiscal 2024 and beyond. As of October 31, 2019 and 2018, total long-term debt, net (including long-term debt due within one year) was $2,068.9 million and $1,535.5 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,394.4 million as of October 31, 2018 to $1,932.5 million as of October 31, 2019, primarily due to $335.6 million in incremental term loans, as discussed above, resulting from the September 23, 2019 amendment of our Vail Holdings Credit Agreement. Additionally, in conjunction with the acquisition of Peak Resorts, we assumed certain debt obligations of Peak Resorts, which have maturities ranging from 2021 through 2036 and were recorded at their estimated fair values of approximately $181.7 million. See Notes to the Consolidated Condensed Financial Statements for additional information.
The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.25 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.4 billion of variable-rate debt outstanding as of October 31, 2019. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $14.3 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 7, 2019, our Board of Directors approved a 20% increase to our quarterly cash dividend to $1.76 per share (or approximately $70.9 million per quarter based upon shares outstanding as of October 31, 2019). For the three months ended October 31, 2019, we paid cash dividends of $1.76 per share ($71.1 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the three months ended October 31, 2019, we repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million). During the three months ended October 31, 2018, we repurchased 197,896 Vail Shares at a total cost of $50.0 million. Since inception of this stock repurchase program through October 31, 2019, we have repurchased 6,000,341 Vail Shares at a cost of approximately $379.4 million. As of October 31, 2019, 1,499,659 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2019. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2020. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2019, we had approximately $1.4 billion of variable rate indebtedness, representing approximately 69.3% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2019 of 3.4%. Based on variable-rate borrowings outstanding as of October 31, 2019, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $14.3 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

During the three months ended October 31, 2019, we entered into an interest rate swap agreement to fix the interest rate on a portion of our Vail Holdings Credit Agreement, which has the effect of fixing the underlying floating interest rate component of $100.0 million of the principal amount outstanding.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which have and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and our Australian resorts are reported in Canadian dollars and Australian dollars, respectively, which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

The following table summarizes the amounts of foreign currency translation adjustments and other, net of tax, representing gains (losses), and foreign currency gain (loss) on intercompany loans recognized, in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2019	2018
Foreign currency translation adjustments and other, net of tax	$5,323	$(22,636)
Foreign currency gain (loss) on intercompany loans	$360	$(2,311)

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
During the three months ended October 31, 2019, the Company implemented certain internal controls in connection with its adoption of the new lease accounting standard. There were no other changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On December 13, 2017, Kirkwood entered into a Settlement Agreement and Stipulation for Entry of Administrative Liability Order (“Stipulated Order”) with the Regional Water Board and CDFW.   Under the Stipulated Order, Kirkwood agreed to be responsible for monetary penalties and agency costs totaling approximately $0.8 million, of which approximately half will be fulfilled by a supplemental environmental project run by the National Fish and Wildlife Foundation.  All of these amounts have been paid by third-party insurance. The remaining remediation work required by the Stipulated Order and requested by the agencies was completed in 2019. No further remediation work is expected.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 26, 2019, as of and for the year ended July 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of October 31, 2019, 55,409 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2019 - August 31, 2019	—	$—	—	1,595,277
September 1, 2019 - September 30, 2019	—	$—	—	1,595,277
October 1, 2019 - October 31, 2019	95,618	$224.28	95,618	1,499,659
Total	95,618	$224.28	95,618	1,499,659

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. As of October 31, 2019, 1,499,659 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Second Amendment to the Eighth Amended and Restated Credit Agreement, dated as of September 23, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 9, 2019	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2019	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)