Form 10-Q
period 2020-01-31
VAIL RESORTS INC
filed 2020-03-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 5, 2020, 40,266,037 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2020	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$126,793	$108,850	$158,561
Restricted cash	13,655	9,539	20,762
Trade receivables, net	105,325	270,896	87,721
Inventories, net	113,907	96,539	103,010
Other current assets	54,122	42,116	45,212
Total current assets	413,802	527,940	415,266
Property, plant and equipment, net (Note 8)	2,263,781	1,842,500	1,831,087
Real estate held for sale and investment	96,944	101,021	101,730
Goodwill, net (Note 8)	1,750,011	1,608,206	1,547,084
Intangible assets, net	321,391	306,173	305,885
Operating right-of-use assets (Note 4)	227,394	—	—
Other assets	40,356	40,237	43,870
Total assets	$5,113,679	$4,426,077	$4,244,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$811,497	$607,857	$685,736
Income taxes payable	43,325	62,760	27,544
Long-term debt due within one year (Note 6)	63,556	48,516	48,493
Total current liabilities	918,378	719,133	761,773
Long-term debt, net (Note 6)	1,817,058	1,527,744	1,345,262
Operating lease liabilities (Note 4)	228,474	—	—
Other long-term liabilities (Note 8)	245,375	283,601	274,998
Deferred income taxes, net	254,196	168,759	179,794
Total liabilities	3,463,481	2,699,237	2,561,827
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,264, 46,190 and 46,101 shares issued, respectively	462	461	461
Exchangeable shares, $0.01 par value, 55, 56 and 57 shares issued and outstanding, respectively (Note 5)	1	1	1
Additional paid-in capital	1,130,906	1,130,083	1,135,709
Accumulated other comprehensive loss	(44,100)	(31,730)	(13,949)
Retained earnings	717,646	759,801	699,045
Treasury stock, at cost, 6,000, 5,905, and 5,905 shares, respectively (Note 12)	(379,433)	(357,989)	(357,989)
Total Vail Resorts, Inc. stockholders’ equity	1,425,482	1,500,627	1,463,278
Noncontrolling interests	224,716	226,213	219,817
Total stockholders’ equity	1,650,198	1,726,840	1,683,095
Total liabilities and stockholders’ equity	$5,113,679	$4,426,077	$4,244,922
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net revenue:
Mountain and Lodging services and other	$753,758	$687,119	$933,789	$831,141
Mountain and Lodging retail and dining	170,674	162,203	254,233	238,087
Resort net revenue	924,432	849,322	1,188,022	1,069,228
Real Estate	206	256	4,386	354
Total net revenue	924,638	849,578	1,192,408	1,069,582
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	387,842	350,633	616,552	544,745
Mountain and Lodging retail and dining cost of products sold	67,135	63,505	104,870	98,381
General and administrative	91,302	77,362	166,357	141,741
Resort operating expense	546,279	491,500	887,779	784,867
Real Estate operating expense	1,505	1,389	6,798	2,759
Total segment operating expense	547,784	492,889	894,577	787,626
Other operating (expense) income:
Depreciation and amortization	(63,812)	(55,238)	(121,657)	(106,281)
Gain on sale of real property	—	—	207	—
Change in estimated fair value of contingent consideration (Note 9)	(1,600)	(700)	(2,736)	(1,900)
(Loss) gain on disposal of fixed assets and other, net	(709)	1,097	1,558	478
Income from operations	310,733	301,848	175,203	174,253
Mountain equity investment income, net	169	160	1,360	1,110
Investment income and other, net	361	507	638	970
Foreign currency (loss) gain on intercompany loans (Note 6)	(798)	450	(438)	(1,861)
Interest expense, net	(26,134)	(21,002)	(48,824)	(39,640)
Income before provision for income taxes	284,331	281,963	127,939	134,832
Provision for income taxes	(67,313)	(63,973)	(20,750)	(27,568)
Net income	217,018	217,990	107,189	107,264
Net income attributable to noncontrolling interests	(10,648)	(11,641)	(7,294)	(8,710)
Net income attributable to Vail Resorts, Inc.	$206,370	$206,349	$99,895	$98,554
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$5.12	$5.12	$2.48	$2.44
Diluted net income per share attributable to Vail Resorts, Inc.	$5.04	$5.02	$2.44	$2.39
Cash dividends declared per share	$1.76	$1.47	$3.52	$2.94
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income	$217,018	$217,990	$107,189	$107,264
Foreign currency translation adjustments, net of tax	(14,045)	7,863	(9,025)	(14,773)
Change in estimated fair value of hedging instruments	(4,866)	—	(4,563)	—
Comprehensive income	198,107	225,853	93,601	92,491
Comprehensive income attributable to noncontrolling interests	(8,568)	(12,857)	(6,076)	(5,659)
Comprehensive income attributable to Vail Resorts, Inc.	$189,539	$212,996	$87,525	$86,832
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, October 31, 2018	$461	$1	$1,130,855	$(20,596)	$551,863	$(322,989)	$1,339,595	$210,206	$1,549,801
Comprehensive income:
Net income	—	—	—	—	206,349	—	206,349	11,641	217,990
Foreign currency translation adjustments, net of tax	—	—	—	6,647	—	—	6,647	1,216	7,863
Total comprehensive income							212,996	12,857	225,853
Stock-based compensation expense	—	—	5,147	—	—	—	5,147	—	5,147
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(293)	—	—	—	(293)	—	(293)
Repurchase of common stock (Note 12)	—	—	—	—	—	(35,000)	(35,000)	—	(35,000)
Dividends (Note 5)	—	—	—	—	(59,167)	—	(59,167)	—	(59,167)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,246)	(3,246)
Balance, January 31, 2019	$461	$1	$1,135,709	$(13,949)	$699,045	$(357,989)	$1,463,278	$219,817	$1,683,095

Balance, October 31, 2019	$462	$1	$1,126,492	$(27,269)	$582,235	$(379,433)	$1,302,488	$219,948	$1,522,436
Comprehensive income:
Net income	—	—	—	—	206,370	—	206,370	10,648	217,018
Foreign currency translation adjustments, net of tax	—	—	—	(11,965)	—	—	(11,965)	(2,080)	(14,045)
Change in estimated fair value of hedging instruments	—	—	—	(4,866)	—	—	(4,866)	—	(4,866)
Total comprehensive income							189,539	8,568	198,107
Stock-based compensation expense	—	—	5,538	—	—	—	5,538	—	5,538
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(1,124)	—	—	—	(1,124)	—	(1,124)
Dividends (Note 5)	—	—	—	—	(70,959)	—	(70,959)	—	(70,959)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,800)	(3,800)
Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive income:
Net income	—	—	—	—	98,554	—	98,554	8,710	107,264
Foreign currency translation adjustments, net of tax	—	—	—	(11,722)	—	—	(11,722)	(3,051)	(14,773)
Total comprehensive income							86,832	5,659	92,491
Stock-based compensation expense	—	—	9,900	—	—	—	9,900	—	9,900
Cumulative effect for adoption of revenue standard	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(11,658)	—	—	—	(11,657)	—	(11,657)
Repurchase of common stock (Note 12)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 5)	—	—	—	—	(118,714)	—	(118,714)	—	(118,714)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,071)	(8,071)
Balance, January 31, 2019	$461	$1	$1,135,709	$(13,949)	$699,045	$(357,989)	$1,463,278	$219,817	$1,683,095

Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive income:
Net income	—	—	—	—	99,895	—	99,895	7,294	107,189
Foreign currency translation adjustments, net of tax	—	—	—	(7,807)	—	—	(7,807)	(1,218)	(9,025)
Change in estimated fair value of hedging instruments	—	—	—	(4,563)	—	—	(4,563)	—	(4,563)
Total comprehensive income							87,525	6,076	93,601
Stock-based compensation expense	—	—	10,789	—	—	—	10,789	—	10,789
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(9,966)	—	—	—	(9,965)	—	(9,965)
Repurchase of common stock (Note 12)	—	—	—	—	—	(21,444)	(21,444)	—	(21,444)
Dividends (Note 5)	—	—	—	—	(142,050)	—	(142,050)	—	(142,050)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,573)	(7,573)
Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net income	$107,189	$107,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,657	106,281
Stock-based compensation expense	10,789	9,900
Deferred income taxes, net	23,568	32,279
Other non-cash income, net	(977)	(345)
Changes in assets and liabilities:
Trade receivables, net	167,417	145,305
Inventories, net	(14,237)	(14,398)
Accounts payable and accrued liabilities	70,873	97,083
Deferred revenue	72,831	48,061
Income taxes payable - excess tax benefit from share award exercises	(2,818)	(4,711)
Income taxes payable - other	(17,647)	(18,000)
Other assets and liabilities, net	(956)	(2,538)
Net cash provided by operating activities	537,689	506,181
Cash flows from investing activities:
Capital expenditures	(121,788)	(113,531)
Acquisition of businesses, net of cash acquired	(327,555)	(292,610)
Other investing activities, net	3,597	1,817
Net cash used in investing activities	(445,746)	(404,324)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	492,625	335,625
Proceeds from borrowings under Whistler Credit Agreement	—	7,667
Repayments of borrowings under Vail Holdings Credit Agreement	(355,625)	(211,875)
Repayments of borrowings under Whistler Credit Agreement	(18,863)	(11,193)
Employee taxes paid for share award exercises	(9,966)	(11,657)
Dividends paid	(142,050)	(118,714)
Repurchases of common stock	(21,444)	(85,000)
Other financing activities, net	(14,513)	(9,864)
Net cash used in financing activities	(69,836)	(105,011)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	(2,563)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,059	(5,717)
Cash, cash equivalents and restricted cash:
Beginning of period	118,389	185,040
End of period	$140,448	$179,323
Non-cash investing activities:
Accrued capital expenditures	$11,982	$22,731
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
BEAVER CREEK*
VAIL*
BRECKENRIDGE*
KEYSTONE*
WHISTLER BLACKCOMB
STEVENS
perisher
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
VAIL RESORTS
EXPERIENCE OF A LIFETIME™
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

Fair Value of Financial Instruments— The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt. The recorded amounts outstanding under the Company’s EPR Secured Notes and EB-5 Development Notes (each as defined in Note 6, Long-Term Debt), which were assumed by the Company during the six months ended January 31, 2020, approximate fair value as the debt obligations were recorded at fair value in conjunction with the preliminary purchase accounting for the Peak Resorts acquisition (see Note 7, Acquisitions).

Accounting for Hedging Instruments— From time to time, the Company enters into interest rate swaps (the “Interest Rate Swaps”) to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate. As of January 31, 2020, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt). The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company's exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments on the Company’s Consolidated Condensed Statements of Comprehensive Income, and such changes were recorded as losses of $4.9 million and $4.6 million, respectively, for the three and six months ended January 31, 2020. As of January 31, 2020, the estimated fair value of the Interest Rate Swaps was a liability of approximately $4.6 million and was recorded within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet (see Note 9, Fair Value Measurements).
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

Recently Issued Accounting Standards
Adopted Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases on the balance sheet, including those classified as operating leases under previous accounting guidance, and to disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. Under the new guidance, lessees are required to recognize a lease liability and an ROU asset on their balance sheets, while lessor accounting is largely unchanged. In July 2018, the FASB released ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which, among other items, provided an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

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

On August 1, 2019, as a result of adopting the standard, the Company recorded $225.6 million of operating ROU assets and $258.0 million of related total operating lease liabilities in the Consolidated Condensed Balance Sheet (of which $223.1 million was recorded to operating lease liabilities and $34.9 million was recorded to accounts payable and accrued liabilities). As a result of the adoption, the Company reclassified $32.4 million of unfavorable lease obligations, deferred rent credits and other similar amounts to the operating ROU assets balance, primarily from other long-term liabilities, which reduced the amount recognized as operating ROU assets to $225.6 million. The adoption of the new lease standard did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company’s Consolidated Condensed Statements of Operations for the three and six months ended January 31, 2019 or Consolidated Condensed Statement of Cash Flows for the six months ended January 31, 2019. The Company’s Canyons finance lease was not affected by the implementation of this standard as the arrangement is classified and recorded as a finance lease arrangement under both the previous and new accounting guidance.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Mountain net revenue:
Lift	$484,348	$447,558	$526,177	$472,243
Ski School	102,743	92,244	111,277	96,516
Dining	75,719	65,409	97,348	83,701
Retail/Rental	133,713	128,436	181,628	171,778
Other	49,022	42,426	109,947	96,841
Total Mountain net revenue	$845,545	$776,073	$1,026,377	$921,079
Lodging net revenue:
Owned hotel rooms	$11,251	$11,548	$31,197	$31,147
Managed condominium rooms	31,500	28,046	46,240	39,164
Dining	11,111	10,189	29,254	26,318
Transportation	7,725	7,722	10,076	10,196
Golf	—	—	10,543	9,459
Other	13,855	12,120	27,699	24,588
	75,442	69,625	155,009	140,872
Payroll cost reimbursements	3,445	3,624	6,636	7,277
Total Lodging net revenue	$78,887	$73,249	$161,645	$148,149
Total Resort net revenue	$924,432	$849,322	$1,188,022	$1,069,228
Total Real Estate net revenue	206	256	4,386	354
Total net revenue	$924,638	$849,578	$1,192,408	$1,069,582
Contract Balances
Deferred revenue balances of a short-term nature were $426.7 million and $335.7 million as of January 31, 2020 and July 31, 2019, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $125.5 million and $124.3 million as of January 31, 2020 and July 31, 2019, respectively. For the three and six months ended January 31, 2020, the Company recognized approximately $145.3 million and $179.9 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2019. As of January 31, 2020, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivable balances were $105.3 million and $270.9 million as of January 31, 2020 and July 31, 2019, respectively.

Costs to Obtain Contracts with Customers
As of January 31, 2020, $7.0 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization commensurate with the revenue recognized for skier visits. The Company recorded amortization of $7.0 million for these costs during the three and six months ended January 31, 2020, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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

The components of lease expense for the three and six months ended January 31, 2020, were as follows (in thousands):

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
Finance leases:
Amortization of the finance ROU assets	$2,438	$4,876
Interest on lease liabilities	$8,509	$17,017
Operating leases:
Operating lease expense	$10,411	$20,448
Short-term lease expense[1]	$2,459	$4,812
Variable lease expense	$1,339	$2,181
1 Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Condensed Balance Sheet.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the six months ended January 31, 2020 (in thousands):

Six Months Ended January 31, 2020
Cash flow supplemental information:
Operating cash outflows for operating leases	$25,435
Operating cash outflows for finance leases	$15,180
Financing cash outflows for finance leases	$5,387

Weighted-average remaining lease terms and discount rates are as follows:

As of January 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	10.7
Finance leases	43.4
Weighted-average discount rate
Operating leases	4.5%
Finance leases	10.0%

Future minimum lease payments for operating and finance leases as of January 31, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (February 2020 through July 2020)	$30,141	$14,126
2021	45,805	28,818
2022	42,606	29,394
2023	37,666	29,982
2024	33,889	30,582
Thereafter	166,166	1,805,048
Total future minimum lease payments	356,273	1,937,950
Less amount representing interest	(92,149)	(1,594,803)
Total lease liabilities	$264,124	$343,147
Future minimum lease payments in accordance with Topic 840 as of July 31, 2019, reflected by fiscal year, were as follows (in thousands):

	Operating Leases	Capital Leases
2020	$44,984	$28,253
2021	42,512	28,818
2022	39,440	29,394
2023	34,840	29,982
2024	30,836	30,582
Thereafter	142,526	1,805,048
Total future minimum lease payments	$335,138	$1,952,077
Less amount representing interest		(1,611,816)
Net future minimum lease payments		$340,261

The current portion of operating lease liabilities of approximately $35.7 million as of January 31, 2020 is recorded within accounts payables and accrued liabilities in the Consolidated Condensed Balance Sheet. Finance lease liabilities are recorded within long-term debt, net in the Consolidated Condensed Balance Sheets.

The Canyons finance lease obligation represents the only material finance lease entered into by the Company as of January 31, 2020. As of January 31, 2020, the Company has recorded $122.7 million of finance lease ROU assets in connection with the Canyons lease, net of $60.9 million of accumulated amortization, which is included within property, plant and equipment in the Company’s Consolidated Condensed Balance Sheet.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$206,370	$206,370	$206,349	$206,349
Weighted-average Vail Shares outstanding	40,261	40,261	40,271	40,271
Weighted-average Exchangeco Shares outstanding	55	55	57	57
Total Weighted-average shares outstanding	40,316	40,316	40,328	40,328
Effect of dilutive securities	—	625	—	798
Total shares	40,316	40,941	40,328	41,126
Net income per share attributable to Vail Resorts	$5.12	$5.04	$5.12	$5.02

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 28,000 and 56,000 for the three months ended January 31, 2020 and 2019, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2020 and 2019 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$99,895	$99,895	$98,554	$98,554
Weighted-average Vail Shares outstanding	40,274	40,274	40,359	40,359
Weighted-average Exchangeco Shares outstanding	55	55	57	57
Total Weighted-average shares outstanding	40,329	40,329	40,416	40,416
Effect of dilutive securities	—	644	—	870
Total shares	40,329	40,973	40,416	41,286
Net income per share attributable to Vail Resorts	$2.48	$2.44	$2.44	$2.39

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 23,000 and 40,000 for the six months ended January 31, 2020 and 2019, respectively.

Dividends
During the three and six months ended January 31, 2020, the Company paid cash dividends of $1.76 and $3.52 per share, respectively ($71.0 million and $142.1 million, respectively, in the aggregate). During the three and six months ended January 31, 2019, the Company paid cash dividends of $1.47 and $2.94 per share, respectively ($59.2 million and $118.7 million, respectively, in the aggregate). On March 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $1.76 per share, for Vail Shares, payable on April 9, 2020 to stockholders of record as of March 26, 2020. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 9, 2020 to the shareholders of record on March 26, 2020.

6.    Long-Term Debt
Long-term debt, net as of January 31, 2020, July 31, 2019 and January 31, 2019 is summarized as follows (in thousands):

	Maturity	January 31, 2020	July 31, 2019	January 31, 2019
Vail Holdings Credit Agreement term loan (a)	2024	$1,234,375	$914,375	$938,125
Vail Holdings Credit Agreement revolver (a)	2024	25,000	208,000	—
Whistler Credit Agreement revolver (b)	2024	26,447	45,454	60,904
EPR Secured Notes (c)	2034-2036	114,162	—	—
EB-5 Development Notes (d)	2021	51,500	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	343,147	340,261	337,385
Other	2020-2032	19,360	19,465	8,656
Total debt		1,866,566	1,580,130	1,397,645
Less: Unamortized premiums, discounts and debt issuance costs		(14,048)	3,870	3,890
Less: Current maturities (e)		63,556	48,516	48,493
Long-term debt, net		$1,817,058	$1,527,744	$1,345,262

(a)
On September 23, 2019, in order to fund the acquisition of Peak Resorts, Inc. (“Peak Resorts”), which included the prepayment of certain portions of the outstanding debt and lease obligations of Peak Resorts contemporaneous with the closing of the transaction (see Note 7, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which those lenders agreed to provide an additional $335.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to September 23, 2024. No other material terms of the Vail Holdings Credit Agreement were altered under the amendment. As of January 31, 2020, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.25 billion term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of five percent of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.50% as of January 31, 2020 (3.15% as of January 31, 2020). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.3% as of January 31, 2020). During the six months ended January 31, 2020, the Company entered into various interest rate swap agreements to hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement for the remaining term of the agreement at an effective rate of 1.46%.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2020, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2024. No other material terms of the Whistler Credit Agreement were altered. As of January 31, 2020, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.78% as of January 31, 2020). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2020 is equal to 0.3937% per annum.

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

i.
The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2020, interest on this note accrued at a rate of 11.21%.

ii.
The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2020, interest on this note accrued at a rate of 10.75%.

iii.
The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2020, interest on this note accrued at a rate of 10.75%.

iv.
The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2020, interest on this note accrued at a rate of 11.61%.

v.
The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2020, interest on this note accrued at a rate of 8.43%.

The EPR Secured Notes are secured by all or substantially all of the assets of Peak Resorts and its subsidiaries, including mortgages on the Alpine Valley, Boston Mills, Brandywine, Jack Frost, Big Boulder, Mount Snow and Hunter Mountain ski resorts. The EPR Secured Notes bear interest at specified interest rates, as discussed above, which are subject to increase each year by the lesser of (i) three times the percentage increase in the Consumer Price Index or (ii) a capped index (the “Capped CPI Index”), which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The EPR Agreements provide for affirmative and negative covenants that restrict, among other things, the ability of Peak Resorts and its subsidiaries to incur indebtedness, dispose of assets, make distributions and make investments. In addition, the EPR Agreements include restrictive covenants, including maximum leverage ratio and consolidated fixed charge ratio. An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts from the properties securing any of the individual EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a specified percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Jack Frost, Big Boulder, Boston Mills, Brandywine and Alpine Valley ski resorts, where the Additional Interest Rate is 10.0%; on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12.0%; and on a standalone basis for the note secured by the Company’s Hunter Mountain ski resort, where the Additional Interest Rate is 8.0%. Peak Resorts does not have the right to prepay the EPR Secured Notes. The EPR Secured Notes were recorded at their estimated fair value in conjunction with the acquisition of Peak Resorts on September 24, 2019, and as such their respective carrying values approximate fair value as of January 31, 2020. The EPR Agreements grant EPR certain other rights including (i) the option to purchase the Boston Mills, Brandywine, Jack Frost, Big Boulder or Alpine Valley resorts, which is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable EPR Secured Note for such properties, with any closings to be held on the applicable maturity dates; and, if EPR exercises the purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each; (ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by Peak Resorts with respect to any new or existing ski resort properties; and (iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any such purchase options.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of January 31, 2020 the Company had funded the EPR debt service reserve account in an amount equal to approximately $3.4 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

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

(e)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2020 (February 2020 through July 2020)	$37,998
2021	63,640
2022	115,383
2023	63,736
2024	63,794
Thereafter	1,522,015
Total debt	$1,866,566

The Company recorded gross interest expense of $26.1 million and $21.0 million for the three months ended January 31, 2020 and 2019, respectively, of which $0.3 million and $0.4 million, respectively, were amortization of deferred financing costs. The Company recorded gross interest expense of $48.8 million and $39.6 million for the six months ended January 31, 2020 and 2019, respectively, of which $0.7 million were amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.8 million and $0.4 million, respectively, of non-cash foreign currency loss on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2020 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $0.5 million and $(1.9) million, respectively, of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2019 on the Company’s Consolidated Condensed Statements of Operations.

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
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$19,578
Property, plant and equipment	427,793
Goodwill	146,259
Identifiable intangible assets	19,221
Other assets	16,203
Assumed long-term debt	(184,668)
Other liabilities	(109,656)
Net assets acquired	$334,730
Identifiable intangible assets acquired in the transaction were primarily related to trade names and property management contracts. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company assumed various debt obligations of Peak Resorts, which were recorded at their respective estimated fair values as of the acquisition date (see Note 6, Long-Term Debt). The Company recognized $2.4 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the six months ended January 31, 2020. The operating results of Peak Resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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

Three Months Ended January 31,
2019
Pro forma net revenue	$935,410
Pro forma net income attributable to Vail Resorts, Inc.	$220,499
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$5.57
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$5.36

	Six Months Ended January 31,
	2020	2019
Pro forma net revenue	$1,199,067	$1,195,296
Pro forma net income attributable to Vail Resorts, Inc.	$95,850	$99,569
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.38	$2.46
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.34	$2.41

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2020	July 31, 2019	January 31, 2019
Land and land improvements	$749,669	$619,561	$617,492
Buildings and building improvements	1,475,415	1,284,438	1,280,972
Machinery and equipment	1,253,476	1,160,817	1,139,443
Furniture and fixtures	450,903	309,271	323,406
Software	121,390	118,815	122,038
Vehicles	70,820	65,556	65,642
Construction in progress	53,325	79,282	23,342
Gross property, plant and equipment	4,174,998	3,637,740	3,572,335
Accumulated depreciation	(1,911,217)	(1,795,240)	(1,741,248)
Property, plant and equipment, net	$2,263,781	$1,842,500	$1,831,087

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2020	July 31, 2019	January 31, 2019
Trade payables	$126,836	$96,377	$106,183
Deferred revenue	426,672	335,669	346,356
Accrued salaries, wages and deferred compensation	48,591	50,318	66,090
Accrued benefits	46,622	37,797	37,991
Deposits	63,432	32,108	52,867
Other liabilities	99,344	55,588	76,249
Total accounts payable and accrued liabilities	$811,497	$607,857	$685,736

The composition of other long-term liabilities follows (in thousands):

	January 31, 2020	July 31, 2019	January 31, 2019
Private club deferred initiation fee revenue	$108,674	$109,749	$112,065
Unfavorable lease obligation, net	1,607	19,017	20,450
Other long-term liabilities	135,094	154,835	142,483
Total other long-term liabilities	$245,375	$283,601	$274,998

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the six months ended January 31, 2020 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2019	$1,540,307	$67,899	$1,608,206
Acquisitions (including measurement period adjustments)	146,367	—	146,367
Effects of changes in foreign currency exchange rates	(4,562)	—	(4,562)
Balance at January 31, 2020	$1,682,112	$67,899	$1,750,011

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

The table below summarizes the Company’s cash equivalents, other current assets, Interest Rate Swaps and Contingent Consideration measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of January 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,052	$3,052	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,717	$—	$7,717	$—
Liabilities:
Interest Rate Swaps	$4,563	$—	$4,563	$—
Contingent Consideration	$23,500	$—	$—	$23,500

	Estimated Fair Value Measurement as of July 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,043	$3,043	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,871	$—	$7,871	$—
Liabilities:
Contingent Consideration	$27,200	$—	$—	$27,200

	Estimated Fair Value Measurement as of January 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,031	$3,031	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$6,774	$—	$6,774	$—
Liabilities:
Contingent Consideration	$23,733	$—	$—	$23,733

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. During the six months ended January 31, 2020, the Company entered into the Interest Rate Swaps to hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Settlements or payments resulting from the Interest Rate Swaps are recognized in interest expense, net on the Company’s Consolidated Condensed Statements of Operations, and changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Condensed Statements of Comprehensive Income. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2020.

The changes in Contingent Consideration during the six months ended January 31, 2020 and 2019 were as follows (in thousands):

Balance as of July 31, 2019 and 2018, respectively	$27,200	$21,900
Payments	(6,436)	(67)
Change in estimated fair value	2,736	1,900
Balance as of January 31, 2020 and 2019, respectively	$23,500	$23,733

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

The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.15%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.9 million to $6.1 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2020, the Company made a payment to the landlord for Contingent Consideration of approximately $6.4 million and recorded an increase of approximately $2.7 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2019. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $23.5 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

10.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2020, July 31, 2019 and January 31, 2019, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2020, the Company had various letters of credit outstanding totaling $75.5 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.1 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.6 million as of January 31, 2020, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of January 31, 2020, July 31, 2019 and January 31, 2019, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The Company utilizes Reported EBITDA in evaluating the performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain or loss on sale of real property. All segment expenses include an allocation of corporate administrative expense. Assets are not used to evaluate performance, except as shown in the table below.

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net revenue:
Lift	$484,348	$447,558	$526,177	$472,243
Ski school	102,743	92,244	111,277	96,516
Dining	75,719	65,409	97,348	83,701
Retail/rental	133,713	128,436	181,628	171,778
Other	49,022	42,426	109,947	96,841
Total Mountain net revenue	845,545	776,073	1,026,377	921,079
Lodging	78,887	73,249	161,645	148,149
Total Resort net revenue	924,432	849,322	1,188,022	1,069,228
Real Estate	206	256	4,386	354
Total net revenue	$924,638	$849,578	$1,192,408	$1,069,582
Segment operating expense:
Mountain	$472,686	$424,008	$734,694	$646,371
Lodging	73,593	67,492	153,085	138,496
Resort	546,279	491,500	887,779	784,867
Real Estate	1,505	1,389	6,798	2,759
Total segment operating expense	$547,784	$492,889	$894,577	$787,626
Gain on sale of real property	$—	$—	$207	$—
Mountain equity investment income, net	$169	$160	$1,360	$1,110
Reported EBITDA:
Mountain	$373,028	$352,225	$293,043	$275,818
Lodging	5,294	5,757	8,560	9,653
Resort	378,322	357,982	301,603	285,471
Real Estate	(1,299)	(1,133)	(2,205)	(2,405)
Total Reported EBITDA	$377,023	$356,849	$299,398	$283,066
Real estate held for sale and investment	$96,944	$101,730	$96,944	$101,730
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$206,370	$206,349	$99,895	$98,554
Net income attributable to noncontrolling interests	10,648	11,641	7,294	8,710
Net income	217,018	217,990	107,189	107,264
Provision for income taxes	67,313	63,973	20,750	27,568
Income before provision for income taxes	284,331	281,963	127,939	134,832
Depreciation and amortization	63,812	55,238	121,657	106,281
Change in estimated fair value of contingent consideration	1,600	700	2,736	1,900
Loss (gain) on disposal of fixed assets and other, net	709	(1,097)	(1,558)	(478)
Investment income and other, net	(361)	(507)	(638)	(970)
Foreign currency loss (gain) on intercompany loans	798	(450)	438	1,861
Interest expense, net	26,134	21,002	48,824	39,640
Total Reported EBITDA	$377,023	$356,849	$299,398	$283,066

12.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased zero and 95,618 Vail Shares (at a total cost of approximately $21.4 million), respectively, during the three and six months ended January 31, 2020. The Company repurchased 155,111 and 353,007 Vail Shares, respectively (at a total cost of approximately $35.0 million and $85.0 million, respectively) during the three and six months ended January 31, 2019. Since inception of its share repurchase program through January 31, 2020, the Company has repurchased 6,000,341 Vail Shares for approximately $379.4 million. As of January 31, 2020, 1,499,659 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2020 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2020 and 2019 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2019.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 57% and 58% of Mountain net revenue for the three months ended January 31, 2020 and 2019, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2020, Destination guests comprised approximately 55% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 45% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 53% and 47%, respectively, for the three months ended January 31, 2019. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed towards both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass, which we began offering for the 2019/2020 North American ski season, is a customizable one to seven day pass product valid at each of our resorts, purchased in advance of the season, for those skier and riders who expect to ski a certain number of days during the season. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland and Skirama Dolomiti in Italy, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the three months ended January 31, 2020 and 2019, approximately 58% and 53%, respectively, of our total lift revenue recognized was comprised of pass product revenue. Pass product revenue recognized year to date, which is primarily recognized in our second fiscal quarter, represents approximately 50% and 51% of our total North American pass product sales for the 2019/2020 and 2018/2019 North American ski seasons, respectively, with the remaining North American pass product revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation. For the 2019/2020 North American ski season, our historical visitation trend has shifted the allocation of pass holder visitation to our fiscal third quarter as compared to our fiscal second quarter. As a result, our allocation of fiscal year 2020 pass revenue for the three months ended January 31, 2020 is approximately $11 million lower than it would have been under the prior year allocation.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

Lodging Segment
Operations within the Lodging segment include: (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American Resorts; (iii) National Park Service (“NPS”) concessionaire properties, including the Grand Teton Lodge Company (“GTLC”); (iv) a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended January 31, 2020 and 2019. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regards to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During fiscal 2019, pass product revenue represented approximately 47% of total lift revenue. Pass revenue increased approximately $41.1 million, or 17.2%, for the three months ended January 31, 2020 compared to the same period in the prior year, primarily due to increased pass product sales for the 2019/2020 North American ski season compared to the 2018/2019 North American ski season. Additionally, deferred revenue related to North American product pass sales was approximately $286.0 million as of January 31, 2020, excluding deferred revenue assumed in the Peak Resorts acquisition (compared to approximately $234.0 million as of January 31, 2019), which will be almost entirely recognized as lift revenue during our third fiscal quarter ending April 30, 2020, subject to final adjustments required under U.S. GAAP.

•
The current outbreak of coronavirus, which originated in China and has recently spread to other regions, including the U.S., Japan and Europe, has led to certain global travel restrictions and other adverse global economic impacts.  Although we are uncertain as to the ultimate severity and duration of the coronavirus outbreak and the impact it may have on our business, we have seen a marked negative change in performance in the week ended March 8, 2020 as compared to the prior week, with destination skier visits modestly below expectations. We expect this trend to continue and potentially worsen in upcoming weeks. We will continue to closely monitor relevant events so that we are able to respond to such developments as they occur.

•
After a challenging start in the early season, destination guest visitation at our western U.S. resorts improved significantly during the holiday period and was in line with our expectations. The improvement continued through January though Colorado was modestly below our expectations for the post-holiday period, partially offset by strong performance at our Park City resort. Our Pacific Northwest resorts (Whistler Blackcomb and Stevens Pass) experienced the lowest snowfall in over 30 years through December 31, 2019, resulting in very poor results through the early season and critical holiday period. Visitation at those resorts continued to be challenging and below our expectation in January, with Whistler Blackcomb experiencing weaker than expected recovery in North American and international destination visitation. We cannot predict the impact that the early season period results or future weather conditions will have on our skier visitation and results of operations for the remainder of the 2019/2020 North American ski season.

•
Key North American economic indicators have remained steady into calendar year 2020, including strong consumer confidence and declines in the unemployment rate. However, the growth in the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. Given these economic uncertainties, we cannot predict what the impact of the overall North American or global economy will be on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2019/2020 North American ski season.

•
As of January 31, 2020, we had $393.8 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on September 23, 2019 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less outstanding borrowings of $25.0 million and certain letters of credit outstanding of $81.2 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2020, we had C$264.1 million ($199.6 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($226.7 million) less outstanding borrowings of C$35.0 million ($26.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2020, compared to the three and six months ended January 31, 2019 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income attributable to Vail Resorts, Inc.	$206,370	$206,349	$99,895	$98,554
Income before provision for income taxes	$284,331	$281,963	$127,939	$134,832
Mountain Reported EBITDA	$373,028	$352,225	$293,043	$275,818
Lodging Reported EBITDA	5,294	5,757	8,560	9,653
Resort Reported EBITDA	$378,322	$357,982	$301,603	$285,471
Real Estate Reported EBITDA	$(1,299)	$(1,133)	$(2,205)	$(2,405)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), Falls Creek and Hotham (acquired April 4, 2019), Triple Peaks (acquired September 27, 2018) and Stevens Pass (acquired August 15, 2018), prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended January 31, 2020 compared to the three months ended January 31, 2019
Mountain segment operating results for the three months ended January 31, 2020 and 2019 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Net Mountain revenue:
Lift	$484,348	$447,558	8.2%
Ski school	102,743	92,244	11.4%
Dining	75,719	65,409	15.8%
Retail/rental	133,713	128,436	4.1%
Other	49,022	42,426	15.5%
Total Mountain net revenue	845,545	776,073	9.0%
Mountain operating expense:
Labor and labor-related benefits	195,224	172,818	13.0%
Retail cost of sales	41,985	43,721	(4.0)%
Resort related fees	38,368	39,830	(3.7)%
General and administrative	77,975	65,847	18.4%
Other	119,134	101,792	17.0%
Total Mountain operating expense	472,686	424,008	11.5%
Mountain equity investment income, net	169	160	5.6%
Mountain Reported EBITDA	$373,028	$352,225	5.9%

Total skier visits	7,096	6,521	8.8%
ETP	$68.26	$68.63	(0.5)%

Mountain Reported EBITDA includes $4.6 million and $4.3 million of stock-based compensation expense for the three months ended January 31, 2020 and 2019, respectively.

Mountain Reported EBITDA increased by $20.8 million, or 5.9%, primarily due to strong North American pass sales growth for the 2019/2020 North American ski season and the incremental operations of Peak Resorts, partially offset by lower results at our western U.S. resorts and Whistler Blackcomb and an increase in general and administrative expense. Mountain segment results include $1.9 million and $2.9 million of acquisition and integration related expenses for the three months ended January 31, 2020 and 2019, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were positively affected by an increase in the Canadian dollar exchange rate as compared to the prior year.

Lift revenue increased $36.8 million, or 8.2%, primarily due to an increase in pass product revenue and incremental revenue from Peak Resorts, partially offset by a decrease in non-pass revenue at our western U.S. resorts and Whistler Blackcomb. Pass revenue increased 17.2%, which was driven by a combination of an increase in pricing and units sold and was also favorably impacted by increased pass sales to Destination guests, as well as the introduction of the Epic Day Pass. Non-pass revenue decreased 2.1% primarily due to decreased non-pass visitation at our western U.S. resorts and Whistler Blackcomb, partially offset by an increase in non-pass ETP (excluding Peak Resorts) of 4.0% and incremental non-pass revenue from Peak Resorts of approximately $25.9 million. Total non-pass ETP, including the impact of Peak Resorts, decreased 10.9%.

Ski school revenue increased $10.5 million, or 11.4%, primarily as a result of incremental revenue from Peak Resorts of approximately $7.5 million, as well as increased revenue from our western U.S. resorts and Whistler Blackcomb. Dining revenue increased $10.3 million, or 15.8%, primarily as a result of incremental revenue from Peak Resorts of approximately $11.7 million, partially offset by a decrease in revenue at our western U.S. resorts and Whistler Blackcomb. Retail/rental revenue increased $5.3 million, or 4.1%, primarily as a result of incremental revenues from Peak Resorts of approximately $12.6 million, partially offset by a decrease in retail sales volumes primarily at our stores proximate to the San Francisco Bay Area.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $6.6 million, or 15.5%, primarily as a result of incremental revenue from Peak Resorts.

Operating expense increased $48.7 million, or 11.5%, which was primarily attributable to incremental operating expenses from Peak Resorts. Additionally, operating expense includes $1.9 million and $2.9 million of acquisition and integration related expenses for the three months ended January 31, 2020 and 2019, respectively.

Labor and labor-related benefits increased 13.0% primarily due to incremental expenses from Peak Resorts of approximately $20.9 million, as well as normal wage adjustments. Retail cost of sales decreased 4.0% compared to a decrease in retail sales of 2.6%. Resort related fees decreased 3.7% primarily due to decreases in revenue on which those fees are based, partially offset by incremental expenses from Peak Resorts of approximately $1.8 million. General and administrative expense increased 18.4% primarily due to incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $7.3 million, as well as an increase in allocated corporate overhead costs. Other expense increased 17.0% primarily due to incremental operating expenses from Peak Resorts.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Six months ended January 31, 2020 compared to the six months ended January 31, 2019
Mountain segment operating results for the six months ended January 31, 2020 and 2019 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Net Mountain revenue:
Lift	$526,177	$472,243	11.4%
Ski school	111,277	96,516	15.3%
Dining	97,348	83,701	16.3%
Retail/rental	181,628	171,778	5.7%
Other	109,947	96,841	13.5%
Total Mountain net revenue	1,026,377	921,079	11.4%
Mountain operating expense:
Labor and labor-related benefits	286,699	249,068	15.1%
Retail cost of sales	65,264	66,137	(1.3)%
Resort related fees	42,814	43,194	(0.9)%
General and administrative	142,644	120,550	18.3%
Other	197,273	167,422	17.8%
Total Mountain operating expense	734,694	646,371	13.7%
Mountain equity investment income, net	1,360	1,110	22.5%
Mountain Reported EBITDA	$293,043	$275,818	6.2%

Total skier visits	8,030	7,028	14.3%
ETP	$65.53	$67.19	(2.5)%

Mountain Reported EBITDA includes $9.0 million and $8.2 million of stock-based compensation expense for the six months ended January 31, 2020 and 2019, respectively.

Mountain Reported EBITDA increased by $17.2 million, or 6.2%, primarily due to strong North American pass sales growth for the 2019/2020 North American ski season and the incremental operations of Peak Resorts, partially offset by lower results at our western U.S. resorts and Whistler Blackcomb and an increase in general and administrative expense. Mountain segment results include $10.9 million and $9.5 million of acquisition and integration related expenses for the six months ended January 31, 2020 and 2019, respectively, which are recorded within Mountain other operating expense.

As our North American resorts opened for ski season operations primarily during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift and ski school revenues for the six months ended January 31, 2020 and 2019 are materially unchanged as compared to those same components for the three months ended January 31, 2020 and 2019. Accordingly, the primary basis for the changes to these components of our North American resorts for the six months ended January 31, 2020 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2020 compared to the three months ended January 31, 2019.” Additionally, lift revenue and ski school revenue both increased as a result of incremental revenue from Falls Creek and Hotham.

Dining revenue increased $13.6 million, or 16.3%, primarily due to incremental revenue from Peak Resorts. Retail/rental revenue increased $9.9 million, or 5.7%, primarily as a result of $16.5 million of incremental revenue from Peak Resorts, Falls Creek and Hotham, partially offset by a decrease in retail sales volumes primarily at our stores proximate to the San Francisco Bay Area.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. Other revenue increased $13.1 million, or 13.5%, primarily as a result of incremental revenue from Peak Resorts of approximately $6.6 million, as well as increases in mountain activities and services revenue at our other North American resorts.

Operating expense increased $88.3 million, or 13.7%, which was primarily attributable to incremental post-acquisition operating expenses from Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass. Additionally, operating expense includes $10.9 million and $9.5 million of acquisition and integration related expenses for the six months ended January 31, 2020 and 2019, respectively.

Labor and labor-related benefits increased 15.1% primarily due to incremental expenses from Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass of approximately $33.7 million, as well as normal wage adjustments. General and administrative expense increased 18.3% primarily due to incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $11.4 million, as well as an increase in allocated corporate overhead costs. Other expense increased 17.8%, primarily due to incremental operating expenses from Peak Resorts, Falls Creek, Hotham and Triple Peaks.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended January 31, 2020 compared to the three months ended January 31, 2019
Lodging segment operating results for the three months ended January 31, 2020 and 2019 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Lodging net revenue:
Owned hotel rooms	$11,251	$11,548	(2.6)%
Managed condominium rooms	31,500	28,046	12.3%
Dining	11,111	10,189	9.0%
Transportation	7,725	7,722	—%
Other	13,855	12,120	14.3%
	75,442	69,625	8.4%
Payroll cost reimbursements	3,445	3,624	(4.9)%
Total Lodging net revenue	78,887	73,249	7.7%
Lodging operating expense:
Labor and labor-related benefits	33,929	32,173	5.5%
General and administrative	13,327	11,515	15.7%
Other	22,892	20,180	13.4%
	70,148	63,868	9.8%
Reimbursed payroll costs	3,445	3,624	(4.9)%
Total Lodging operating expense	73,593	67,492	9.0%
Lodging Reported EBITDA	$5,294	$5,757	(8.0)%

Owned hotel statistics (1):
ADR	$265.15	$269.45	(1.6)%
RevPAR	$143.15	$177.04	(19.1)%
Managed condominium statistics:
ADR	$404.14	$407.11	(0.7)%
RevPAR	$144.85	$145.76	(0.6)%
Owned hotel and managed condominium statistics (combined):
ADR	$371.45	$372.43	(0.3)%
RevPAR	$144.56	$150.61	(4.0)%
(1) Owned hotel RevPAR for the three months ended January 31, 2020 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Peak Resorts acquisition, partially offset by the sale of a higher-occupancy lodging property that occurred in April 2019.
Lodging Reported EBITDA includes $0.9 million and $0.8 million of stock-based compensation expense for the three months ended January 31, 2020 and 2019, respectively. Lodging Reported EBITDA decreased $0.5 million, or 8.0%, primarily due to an increase in general and administrative expense, partially offset by the benefit of the incremental operations of Peak Resorts.

Revenue from managed condominium rooms increased $3.5 million, or 12.3%, primarily due to incremental revenue from our managed lodging properties at Peak Resorts of approximately $1.5 million, as well as increased revenue at our lodging properties proximate to our western U.S. resorts. Other revenue increased $1.7 million, or 14.6%, primarily due to increases in ancillary revenue and incremental revenue from our lodging properties at Peak Resorts of approximately $0.7 million.

Operating expense (excluding reimbursed payroll costs) increased 9.8%. Labor and labor related benefits increased 5.5 % primarily due to incremental labor expenses from Peak Resorts. General and administrative expense increased 15.7% associated with a $1.3 million accrual during the period for a contingent obligation in addition to higher allocated corporate overhead costs. Other expenses increased 13.4% primarily due to incremental expenses from Peak Resorts of approximately $1.5 million, as well as increases in property tax expense and variable operating expenses associated with increases in revenue.

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

Six months ended January 31, 2020 compared to the six months ended January 31, 2019
Lodging segment operating results for the six months ended January 31, 2020 and 2019 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Lodging net revenue:
Owned hotel rooms	$31,197	$31,147	0.2%
Managed condominium rooms	46,240	39,164	18.1%
Dining	29,254	26,318	11.2%
Transportation	10,076	10,196	(1.2)%
Golf	10,543	9,459	11.5%
Other	27,699	24,588	12.7%
	155,009	140,872	10.0%
Payroll cost reimbursements	6,636	7,277	(8.8)%
Total Lodging net revenue	161,645	148,149	9.1%
Lodging operating expense:
Labor and labor-related benefits	71,544	65,624	9.0%
General and administrative	23,713	21,191	11.9%
Other	51,192	44,404	15.3%
	146,449	131,219	11.6%
Reimbursed payroll costs	6,636	7,277	(8.8)%
Total Lodging operating expense	153,085	138,496	10.5%
Lodging Reported EBITDA	$8,560	$9,653	(11.3)%

Owned hotel statistics(1):
ADR	$247.92	$245.76	0.9%
RevPAR	$155.22	$167.47	(7.3)%
Managed condominium statistics:
ADR	$313.72	$323.44	(3.0)%
RevPAR	$100.40	$103.33	(2.8)%
Owned hotel and managed condominium statistics (combined):
ADR	$291.74	$294.63	(1.0)%
RevPAR	$111.59	$117.21	(4.8)%
(1) Owned hotel RevPAR for the six months ended January 31, 2020 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Peak Resorts acquisition, partially offset by the sale of a higher-occupancy lodging property that occurred in April 2019.
Lodging Reported EBITDA includes $1.7 million and $1.6 million of stock-based compensation expense for the six months ended January 31, 2020 and 2019, respectively. Lodging Reported EBITDA decreased $1.1 million, or 11.3%, primarily due to an increase in general and administrative expense and an increase in expenses across our lodging properties, partially offset by the benefit of the incremental operations of Peak Resorts and Triple Peaks.

Revenue from managed condominium rooms increased $7.1 million, or 18.1%, primarily due to incremental revenue from our lodging properties at Peak Resorts, Crested Butte and Okemo of approximately $3.5 million, as well as an increase in revenue at our lodging properties proximate to our western U.S. resorts.

Dining revenue increased $2.9 million, or 11.2%, primarily due to incremental revenue from our lodging properties at Peak Resorts, Okemo and Crested Butte. Golf revenue increased $1.1 million, or 11.5%, primarily due to incremental revenue from our Okemo and Peak Resorts golf operations. Other revenue increased $3.1 million, or 12.7%, primarily due to incremental revenue from our lodging properties at Peak Resorts, Okemo and Crested Butte of approximately $1.4 million, as well as a business interruption insurance recovery related to a closed event facility in Breckenridge and increases in ancillary revenue.

Operating expense (excluding reimbursed payroll costs) increased 11.6%. Labor and labor-related benefits increased 9.0%, primarily due to incremental labor expenses from Peak Resorts, Okemo, Crested Butte of approximately $4.5 million, as well as normal wage increases. General and administrative expense increased 11.9% primarily associated with a $1.3 million accrual during the period for a contingent obligation in addition to higher allocated corporate overhead costs. Other expense increased 15.3% primarily due to incremental expenses from Peak Resorts, Okemo and Crested Butte of approximately $3.6 million, as well as an increase in property tax expense and variable operating expenses associated with increases in revenue.

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

Three months ended January 31, 2020 compared to the three months ended January 31, 2019
Real Estate segment operating results for the three months ended January 31, 2020 and 2019 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Total Real Estate net revenue	$206	$256	(19.5)%
Total Real Estate operating expense	1,505	1,389	8.4%
Real Estate Reported EBITDA	$(1,299)	$(1,133)	(14.7)%

Three months ended January 31, 2020
Other operating expense of $1.5 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Three months ended January 31, 2019
Other operating expense of $1.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Six months ended January 31, 2020 compared to the six months ended January 31, 2019
Real Estate segment operating results for the six months ended January 31, 2020 and 2019 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2020	2019
Total Real Estate net revenue	$4,386	$354	1,139.0%
Real Estate operating expense:
Cost of sales (including sales commission)	3,932	—	nm
Other	2,866	2,759	3.9%
Total Real Estate operating expense	6,798	2,759	146.4%
Gain on sale of real property	207	—	nm
Real Estate Reported EBITDA	$(2,205)	$(2,405)	8.3%

Six months ended January 31, 2020
During the six months ended January 31, 2020, we closed on the sale of a development land parcel for $4.1 million which was recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commission) of $3.9 million.

Other operating expense of $2.9 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

Six months ended January 31, 2019
Other operating expense of $2.8 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2020 and 2019 (in thousands).

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2020	2019		2020	2019
Depreciation and amortization	$(63,812)	$(55,238)	15.5%	$(121,657)	$(106,281)	14.5%
Foreign currency (loss) gain on intercompany loans	$(798)	$450	(277.3)%	$(438)	$(1,861)	76.5%
Interest expense, net	$(26,134)	$(21,002)	24.4%	$(48,824)	$(39,640)	23.2%
Provision for income taxes	$(67,313)	$(63,973)	5.2%	$(20,750)	$(27,568)	(24.7)%
Effective tax rate expense	23.7%	22.7%	1.0 pts	16.2%	20.4%	(4.2 pts)

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2020 increased $8.6 million and $15.4 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass acquisitions.

Foreign currency (loss) gain on intercompany loans.  Foreign currency (loss) gain on intercompany loans for the three and six months ended January 31, 2020 decreased $1.2 million and increased $1.4 million, respectively, as a result of the Canadian dollar fluctuating relative to the U.S. dollar compared to the same respective periods in the prior year, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and six months ended January 31, 2020 increased $5.1 million and $9.2 million, respectively, compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $335.6 million, which were used to fund the Peak Resorts acquisition, as well as incremental interest expense associated with debt obligations assumed in the Peak Resorts acquisition.

Provision for income taxes. The effective tax rate provision for the three and six months ended January 31, 2020 was 23.7% and 16.2%, compared to 22.7% and 20.4%, respectively, for the three and six months ended January 31, 2019. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items; (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book loss and (iv) the amount of net income attributable to noncontrolling interests.

The decrease in the effective tax rate provision during the six months ended January 31, 2020 compared to the six months ended January 31, 2019 was primarily due to the U.S. federal tax reform rate reduction impact on the lapse in the statute of limitations for an uncertain tax position, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards), which are recorded within provision for income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $2.8 million and $4.7 million, respectively, for the six months ended January 31, 2020 and 2019.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2020 and 2019 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income attributable to Vail Resorts, Inc.	$206,370	$206,349	$99,895	$98,554
Net income attributable to noncontrolling interests	10,648	11,641	7,294	8,710
Net income	217,018	217,990	107,189	107,264
Provision for income taxes	67,313	63,973	20,750	27,568
Income before provision for income taxes	284,331	281,963	127,939	134,832
Depreciation and amortization	63,812	55,238	121,657	106,281
Loss (gain) on disposal of fixed assets and other, net	709	(1,097)	(1,558)	(478)
Change in fair value of contingent consideration	1,600	700	2,736	1,900
Investment income and other, net	(361)	(507)	(638)	(970)
Foreign currency loss (gain) on intercompany loans	798	(450)	438	1,861
Interest expense, net	26,134	21,002	48,824	39,640
Total Reported EBITDA	$377,023	$356,849	$299,398	$283,066

Mountain Reported EBITDA	$373,028	$352,225	$293,043	$275,818
Lodging Reported EBITDA	5,294	5,757	8,560	9,653
Resort Reported EBITDA	378,322	357,982	301,603	285,471
Real Estate Reported EBITDA	(1,299)	(1,133)	(2,205)	(2,405)
Total Reported EBITDA	$377,023	$356,849	$299,398	$283,066
The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2020	2019
Long-term debt, net	$1,817,058	$1,345,262
Long-term debt due within one year	63,556	48,493
Total debt	1,880,614	1,393,755
Less: cash and cash equivalents	126,793	158,561
Net Debt	$1,753,821	$1,235,194

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2020 and 2019 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2020	2019
Net cash provided by operating activities	$537,689	$506,181
Net cash used in investing activities	$(445,746)	$(404,324)
Net cash used in financing activities	$(69,836)	$(105,011)

Six months ended January 31, 2020 compared to the six months ended January 31, 2019
We generated $537.7 million of cash from operating activities during the six months ended January 31, 2020, an increase of $31.5 million compared to $506.2 million of cash generated during the six months ended January 31, 2019. The increase in operating cash flows was primarily a result of increased North American pass product sales for the 2019/2020 North American ski season, of which only a portion has been reflected as lift revenue in operating results as of January 31, 2020, as well as improved Mountain segment operating results for the six months ended January 31, 2020 compared to the six months ended January 31, 2019. These increases were partially offset by a decrease in accounts payable (excluding accounts payable assumed through acquisitions) and an increase in cash interest payments primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement. Additionally, we generated approximately $4.2 million of proceeds from real estate development land parcel sales during the six months ended January 31, 2020 compared to $0.1 million in proceeds from real estate development project closings that occurred in the prior year.

Cash used in investing activities for the six months ended January 31, 2020 increased by $41.4 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the six months ended January 31, 2020, as compared to cash payments of $292.6 million, net of cash acquired, related to the acquisitions of Triple Peaks and Stevens Pass during the six months January 31, 2019. In addition, cash used in investing activities increased due to additional capital expenditures of $8.3 million during the six months ended January 31, 2020 compared to the six months ended January 31, 2019.

Cash used in financing activities decreased by $35.2 million during the six months ended January 31, 2020 compared to the six months ended January 31, 2019, primarily due to an increase in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement from $265.6 million during the six months ended January 31, 2019, which were used to fund the Triple Peaks and Stevens Pass acquisitions, to $335.6 million during the six months ended January 31, 2020, which were used to fund the Peak Resorts acquisition. Additionally, repurchases of common stock decreased by $63.6 million. These decreases in cash used in financing activities were partially offset by (i) an increase in net payments on borrowings under the revolver portion of our Vail Holdings Credit Agreement of $53.0 million, (ii) an increase in dividends paid of $23.3 million, (iii) an increase of $15.3 million in net payments on borrowings under our Whistler Credit Agreement and (iv) a payment for contingent consideration with regard to our lease for Park City.

Significant Sources of Cash
We had $126.8 million of cash and cash equivalents as of January 31, 2020, compared to $158.6 million as of January 31, 2019. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $126.8 million of cash and cash equivalents at January 31, 2020, we had $393.8 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2020 (which represents the total commitment of $500.0 million less outstanding borrowings of $25.0 million and certain letters of credit outstanding of $81.2 million). Additionally, we had C$264.1 million ($199.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($226.7 million) less outstanding borrowings of C$35.0 million ($26.4 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 1.5% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently anticipate we will spend approximately $155 million to $160 million on resort capital expenditures during calendar year 2020, excluding one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, one-time Peak Resorts capital improvements, real estate related capital and approximately $4 million of reimbursable investments associated with insurance recoveries that we had originally expected to occur in calendar 2019. We expect that our total capital plan, including one-time items, will be approximately $210 million to $215 million. Included in these estimated capital expenditures are approximately $95 million to $100 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures expected for calendar year 2020 include, among other projects, a 250 acre lift-served terrain expansion in the signature McCoy Park area of Beaver Creek, a new four-person high speed lift to service the popular Peak 7 in Breckenridge, a replacement of the four-person Peru lift at Keystone with a six-person high speed chairlift (subject to government approvals) and a significant increase in the seating capacity at the Rendezvous Lodge Restaurant on Blackcomb Mountain at Whistler Blackcomb. Additionally, we remain focused on investments that will further our company-wide data driven approach, including the second phase of implementing our automated digital marketing platform that will allow us to aggregate a more holistic view of the guest that will drive improvements in personalization and engagement across all lines of business, including ski school and rentals. We are also planning to completely revamp and upgrade our digital ski rental online platforms and our EpicMix mobile app, which will offer new functionality and an improved user experience. We plan to continue to invest in corporate infrastructure and technology to improve our scalability and efficiency, including the implementation of an automated workforce planning system to optimize our labor scheduling and improved financial systems to enhance business analytics. We are planning to complete the $3 million initial phase of a two-year, $15 million investment program across Peak Resorts. We are also planning to complete the second and final phase of a two-year, $35 million investment program for Crested Butte, Okemo and Stevens Pass, and planning to spend approximately $24 million on integration activities primarily related to Peak Resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

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

Debt
As of January 31, 2020, principal payments on the majority of our long-term debt ($1,522.0 million of the total $1,866.6 million debt outstanding as of January 31, 2020) are not due until fiscal 2025 and beyond. As of January 31, 2020 and 2019, total long-term debt, net (including long-term debt due within one year) was $1,880.6 million and $1,393.8 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,235.2 million as of January 31, 2019 to $1,753.8 million as of January 31, 2020, primarily due to $335.6 million in incremental term loans, as discussed above, resulting from the September 23, 2019 amendment of our Vail Holdings Credit Agreement. Additionally, in conjunction with the acquisition of Peak Resorts, we assumed certain debt obligations of Peak Resorts, which have maturities ranging from 2021 through 2036 and were recorded at their estimated fair values of approximately $184.7 million. See Notes to the Consolidated Condensed Financial Statements for additional information.
The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.25 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.9 billion of variable-rate debt outstanding as of January 31, 2020. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.4 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, the timing of new real estate development activity and the payment of our regular quarterly cash dividend on our common stock.

Dividend Payments
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. Since the initial commencement of a regular quarterly cash dividend, our Board of Directors has annually approved an increase to our cash dividend on our common stock and on March 5, 2020, our Board of Directors approved a quarterly cash dividend of $1.76 per share (or approximately $71.0 million per quarter based upon shares outstanding as of January 31, 2020). For the six months ended January 31, 2020, we paid cash dividends of $3.52 per share ($142.1 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. Subject to the discretion of our Board of Directors, applicable law and contractual restrictions, we anticipate paying regular quarterly cash dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the six months ended January 31, 2020 and 2019, respectively, we repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million) and 353,007 Vail Shares (at a total cost of approximately $85.0 million). Since inception of this stock repurchase program through January 31, 2020, we have repurchased 6,000,341 Vail Shares at a cost of approximately $379.4 million. As of January 31, 2020, 1,499,659 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2020. We expect that we will meet all applicable financial maintenance covenants in our credit agreements throughout the fiscal year ending July 31, 2020. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

•
willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the current outbreak of coronavirus), and the cost and availability of travel options and changing consumer preferences;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2020, we had approximately $0.9 billion of variable rate indebtedness, representing approximately 50.3% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2020 of 4.2% and 3.8%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2020, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

During the six months ended January 31, 2020, we entered into interest rate swap agreements to fix the interest rate on a portion of our Vail Holdings Credit Agreement, which has the effect of fixing the underlying floating interest rate component of $400.0 million of the principal amount outstanding at an effective rate of 1.46%.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive income (in thousands).

	Six Months Ended January 31,
	2020	2019
Foreign currency translation adjustments, net of tax	$(9,025)	$(14,773)
Foreign currency loss on intercompany loans	$(438)	$(1,861)

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
During the six months ended January 31, 2020, the Company implemented certain internal controls in connection with its adoption of the new lease accounting standard. There were no other changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of January 31, 2020, 55,057 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

10.1
Fifth Amending Agreement, dated as of November 21, 2019, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders.

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

Vail Resorts, Inc.

Date: March 9, 2020	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 9, 2020	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)