Form 10-Q
period 2020-04-30
VAIL RESORTS INC
filed 2020-06-04
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 1, 2020, 40,122,243 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2020	July 31, 2019	April 30, 2019
Assets
Current assets:
Cash and cash equivalents	$482,656	$108,850	$59,636
Restricted cash	10,459	9,539	8,876
Trade receivables, net	100,225	270,896	273,108
Inventories, net	101,748	96,539	84,059
Other current assets	55,790	42,116	41,177
Total current assets	750,878	527,940	466,856
Property, plant and equipment, net (Note 8)	2,201,803	1,842,500	1,847,434
Real estate held for sale and investment	96,565	101,021	101,251
Goodwill, net (Note 8)	1,673,258	1,608,206	1,596,867
Intangible assets, net	310,033	306,173	306,489
Operating right-of-use assets (Note 4)	217,318	—	—
Other assets	39,797	40,237	42,837
Total assets	$5,289,652	$4,426,077	$4,361,734
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$449,274	$607,857	$543,060
Income taxes payable	42,554	62,760	23,290
Long-term debt due within one year (Note 6)	63,566	48,516	48,504
Total current liabilities	555,394	719,133	614,854
Long-term debt, net (Note 6)	2,365,372	1,527,744	1,310,870
Operating lease liabilities (Note 4)	209,321	—	—
Other long-term liabilities (Note 8)	251,464	283,601	268,350
Deferred income taxes, net	277,841	168,759	274,306
Total liabilities	3,659,392	2,699,237	2,468,380
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,266, 46,190 and 46,105 shares issued, respectively	462	461	461
Exchangeable shares, $0.01 par value, 54, 56 and 56 shares issued and outstanding, respectively (Note 5)	1	1	1
Additional paid-in capital	1,136,139	1,130,083	1,140,099
Accumulated other comprehensive loss	(109,576)	(31,730)	(36,540)
Retained earnings	799,508	759,801	920,327
Treasury stock, at cost, 6,161, 5,905, and 5,905 shares, respectively (Note 12)	(404,411)	(357,989)	(357,989)
Total Vail Resorts, Inc. stockholders’ equity	1,422,123	1,500,627	1,666,359
Noncontrolling interests	208,137	226,213	226,995
Total stockholders’ equity	1,630,260	1,726,840	1,893,354
Total liabilities and stockholders’ equity	$5,289,652	$4,426,077	$4,361,734
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net revenue:
Mountain and Lodging services and other	$582,890	$800,816	$1,516,679	$1,631,957
Mountain and Lodging retail and dining	110,799	156,930	365,032	395,017
Resort net revenue	693,689	957,746	1,881,711	2,026,974
Real Estate	398	241	4,784	595
Total net revenue	694,087	957,987	1,886,495	2,027,569
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	285,764	349,647	902,316	894,392
Mountain and Lodging retail and dining cost of products sold	42,663	59,615	147,533	157,996
General and administrative	60,818	68,213	227,175	209,954
Resort operating expense	389,245	477,475	1,277,024	1,262,342
Real Estate operating expense	1,128	1,382	7,926	4,141
Total segment operating expense	390,373	478,857	1,284,950	1,266,483
Other operating (expense) income:
Depreciation and amortization	(64,730)	(55,260)	(186,387)	(161,541)
Gain on sale of real property	—	268	207	268
Asset impairments (Notes 2 & 8)	(28,372)	—	(28,372)	—
Change in estimated fair value of contingent consideration (Note 9)	8,000	(1,567)	5,264	(3,467)
(Loss) gain on disposal of fixed assets and other, net	(380)	27	1,178	505
Income from operations	218,232	422,598	393,435	596,851
Mountain equity investment (loss) income, net	(90)	445	1,270	1,555
Investment income and other, net	361	1,727	999	2,697
Foreign currency loss on intercompany loans (Note 6)	(7,753)	(3,319)	(8,191)	(5,180)
Interest expense, net	(24,479)	(19,575)	(73,303)	(59,215)
Income before provision for income taxes	186,271	401,876	314,210	536,708
Provision for income taxes	(26,440)	(93,346)	(47,190)	(120,914)
Net income	159,831	308,530	267,020	415,794
Net income attributable to noncontrolling interests	(7,285)	(16,396)	(14,579)	(25,106)
Net income attributable to Vail Resorts, Inc.	$152,546	$292,134	$252,441	$390,688
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$3.79	$7.26	$6.26	$9.68
Diluted net income per share attributable to Vail Resorts, Inc.	$3.74	$7.12	$6.17	$9.48
Cash dividends declared per share	$1.76	$1.76	$5.28	$4.70
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income	$159,831	$308,530	$267,020	$415,794
Foreign currency translation adjustments, net of tax	(69,235)	(30,089)	(78,260)	(44,862)
Change in estimated fair value of hedging instruments	(16,450)	—	(21,013)	—
Comprehensive income	74,146	278,441	167,747	370,932
Comprehensive loss (income) attributable to noncontrolling interests	12,924	(8,898)	6,848	(14,557)
Comprehensive income attributable to Vail Resorts, Inc.	$87,070	$269,543	$174,595	$356,375
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, January 31, 2019	$461	$1	$1,135,709	$(13,949)	$699,045	$(357,989)	$1,463,278	$219,817	$1,683,095
Comprehensive income:
Net income	—	—	—	—	292,134	—	292,134	16,396	308,530
Foreign currency translation adjustments, net of tax	—	—	—	(22,591)	—	—	(22,591)	(7,498)	(30,089)
Total comprehensive income							269,543	8,898	278,441
Stock-based compensation expense	—	—	4,886	—	—	—	4,886	—	4,886
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(496)	—	—	—	(496)	—	(496)
Dividends (Note 5)	—	—	—	—	(70,852)	—	(70,852)	—	(70,852)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,720)	(1,720)
Balance, April 30, 2019	$461	$1	$1,140,099	$(36,540)	$920,327	$(357,989)	$1,666,359	$226,995	$1,893,354

Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198
Comprehensive income (loss):
Net income	—	—	—	—	152,546	—	152,546	7,285	159,831
Foreign currency translation adjustments, net of tax	—	—	—	(49,026)	—	—	(49,026)	(20,209)	(69,235)
Change in estimated fair value of hedging instruments	—	—	—	(16,450)	—	—	(16,450)	—	(16,450)
Total comprehensive income (loss)							87,070	(12,924)	74,146
Stock-based compensation expense	—	—	5,338	—	—	—	5,338	—	5,338
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(105)	—	—	—	(105)	—	(105)
Repurchase of common stock (Note 12)	—	—	—	—	—	(24,978)	(24,978)	—	(24,978)
Dividends (Note 5)	—	—	—	—	(70,684)	—	(70,684)	—	(70,684)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,655)	(3,655)
Balance, April 30, 2020	$462	$1	$1,136,139	$(109,576)	$799,508	$(404,411)	$1,422,123	$208,137	$1,630,260

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive income:
Net income	—	—	—	—	390,688	—	390,688	25,106	415,794
Foreign currency translation adjustments, net of tax	—	—	—	(34,313)	—	—	(34,313)	(10,549)	(44,862)
Total comprehensive income							356,375	14,557	370,932
Stock-based compensation expense	—	—	14,786	—	—	—	14,786	—	14,786
Cumulative effect for adoption of revenue standard	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(12,154)	—	—	—	(12,153)	—	(12,153)
Repurchase of common stock (Note 12)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 5)	—	—	—	—	(189,566)	—	(189,566)	—	(189,566)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,791)	(9,791)
Balance, April 30, 2019	$461	$1	$1,140,099	$(36,540)	$920,327	$(357,989)	$1,666,359	$226,995	$1,893,354

Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive income (loss):
Net income	—	—	—	—	252,441	—	252,441	14,579	267,020
Foreign currency translation adjustments, net of tax	—	—	—	(56,833)	—	—	(56,833)	(21,427)	(78,260)
Change in estimated fair value of hedging instruments	—	—	—	(21,013)	—	—	(21,013)	—	(21,013)
Total comprehensive income (loss)							174,595	(6,848)	167,747
Stock-based compensation expense	—	—	16,127	—	—	—	16,127	—	16,127
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(10,071)	—	—	—	(10,070)	—	(10,070)
Repurchase of common stock (Note 12)	—	—	—	—	—	(46,422)	(46,422)	—	(46,422)
Dividends (Note 5)	—	—	—	—	(212,734)	—	(212,734)	—	(212,734)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(11,228)	(11,228)
Balance, April 30, 2020	$462	$1	$1,136,139	$(109,576)	$799,508	$(404,411)	$1,422,123	$208,137	$1,630,260
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net income	$267,020	$415,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,387	161,541
Asset impairments	28,372	—
Stock-based compensation expense	16,127	14,786
Deferred income taxes, net	50,027	125,803
Change in estimated fair value of contingent consideration	(5,264)	3,467
Foreign exchange loss on intercompany loans	8,191	5,180
Other non-cash income, net	(11,532)	(6,485)
Changes in assets and liabilities:
Trade receivables, net	172,735	(37,146)
Inventories, net	(3,160)	5,170
Accounts payable and accrued liabilities	(85,346)	1,013
Deferred revenue	(132,366)	(2,746)
Income taxes payable - excess tax benefit from share award exercises	(2,837)	(4,890)
Income taxes payable - other	(18,580)	(22,403)
Other assets and liabilities, net	(2,795)	6,512
Net cash provided by operating activities	466,979	665,596
Cash flows from investing activities:
Capital expenditures	(145,772)	(146,896)
Acquisition of businesses, net of cash acquired	(327,555)	(419,044)
Other investing activities, net	6,849	13,286
Net cash used in investing activities	(466,478)	(552,654)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	892,625	335,625
Proceeds from borrowings under Whistler Credit Agreement	202,304	7,667
Repayments of borrowings under Vail Holdings Credit Agreement	(396,250)	(223,750)
Repayments of borrowings under Whistler Credit Agreement	(39,044)	(45,060)
Employee taxes paid for share award exercises	(10,071)	(12,153)
Dividends paid	(212,734)	(189,566)
Repurchases of common stock	(46,422)	(85,000)
Other financing activities, net	(19,034)	(12,408)
Net cash provided by (used in) financing activities	371,374	(224,645)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,851	(4,825)
Net increase (decrease) in cash, cash equivalents and restricted cash	374,726	(116,528)
Cash, cash equivalents and restricted cash:
Beginning of period	118,389	185,040
End of period	$493,115	$68,512
Non-cash investing activities:
Accrued capital expenditures	$11,727	$13,508
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

PACIFIC NORTHWEST
WHISTLER BLACKCOMB*
STEVENS PASS
TAHOE
HEAVENLY*
NORTHSTAR*
KIRKWOOD*
ROCKIES
PARK CITY*
CRESTED BUTTE*
BEAVER CREEK*
VAIL*
BRECKENRIDGE*
KEYSTONE*
WHISTLER BLACKCOMB
STEVENS
perisher
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
VAIL RESORTS
EXPERIENCE OF A LIFETIME™
NORTHEAST
STOWE
ATTITASH
WILDCAT
MOUNT SUNAPEE
CROTCHED MOUNTAIN
OKEMO
MOUNT SNOW
HUNTER MOUNTAIN
MID-ATLANTIC
JACK FROST
BIG BOULDER
ROUNDTOP
WHITETAIL
LIBERTY MOUNTAIN
MIDWEST
ALPINE VALLEY
BRANDYWINE
BOSTON MILLS
MAD RIVER MOUNTAIN
MT. BRIGHTON
PAOLI PEAKS
WILMOT
HIDDEN VALLEY
AFTON ALPS
SNOW CREEK

*Denotes a destination mountain resort which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to the Company’s regional ski areas which tend to generate skier visits predominantly from their respective local markets.

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

Goodwill and Intangible Assets— The Company tests goodwill and indefinite-lived intangible assets for impairment annually (or more often, if necessary) as of May 1 and tests definite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of the coronavirus (COVID-19) pandemic and the impact it has had on the Company’s operations during the three and nine months ended April 30, 2020, and the expected continuing impact of the pandemic on future operations, the Company determined that it was appropriate to test certain assets within its Colorado resort ground transportation company for impairment as of April 30, 2020. The Company’s testing for goodwill and indefinite-lived intangible asset impairment consists of a comparison of the estimated fair value of those assets with their net carrying values. If the net carrying value of the assets exceed their estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess; otherwise, no impairment loss is recognized. As further discussed in Note 8, the Company recorded an impairment of approximately $28.4 million related to its Colorado resort ground transportation company during the three and nine months ended April 30, 2020, which was recorded within asset impairments on the Company’s Consolidated Condensed Statements of Operations, with corresponding reductions to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. See Note 8, Supplementary Balance Sheet Information, for additional information.

Fair Value of Financial Instruments— The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt. The estimated fair value of the EPR Secured Notes and EB-5 Development Notes (each as defined in Note 6, Long-Term Debt), which were assumed by the Company during the nine months ended April 30, 2020, have been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 3 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the EPR Secured Notes and EB-5 Development Notes as of April 30, 2020 are presented below (in thousands):

	April 30, 2020
	Carrying Value	Estimated Fair Value
EPR Secured Notes	$137,739	$131,086
EB-5 Development Notes	$47,139	$45,756

Income Taxes and Other Taxes— On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the three and nine months ended April 30, 2020 and the Company expects these amendments will continue to impact its accounting and reporting for income taxes in the future. The primary provisions of the CARES Act that the Company is continuing to evaluate include:

•
Allowing a carryback of the entire amount of eligible Federal net operating losses (“NOLs”) generated in calendar years 2018, 2019 and 2020 for up to five years prior to when such losses were incurred, representing a change from previous rules under the Tax Cuts & Jobs Act of 2017 (the “TCJA”), in which NOLs could not be carried back to prior years and utilization was limited to 80% of taxable income in future years. Under the CARES Act, the Company expects that it will be able to carry back its pre-existing NOLs to tax years prior to the enactment of the TCJA and obtain an incremental benefit related to the differential in federal tax rates between years that NOLs were generated and years that the NOLs will be carried back to.

•
Treatment of certain qualified improvement property (“QIP”) as 15-year property and allowing such QIP placed in service after December 31, 2017 to be eligible for bonus depreciation, which could incrementally add to its pre-existing NOLs; and

•	Increases in the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for calendar years 2019 and 2020.
The CARES Act also provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. As a result, during the three and nine months ended April 30, 2020, the Company recorded a credit of approximately $6.5 million, which primarily offset Mountain and Lodging operating expense as a result of wages paid to employees who were not providing services. Additionally, the Company expects to defer payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020, and will remit such amounts in equal installments during calendar years 2021 and 2022.

The Company also recognized a credit of approximately $2.6 million during the three and nine months ended April 30, 2020 as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for its Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.

The Company is still in the process of evaluating additional potential benefits that the CARES Act and other COVID-19 related legislation in Canada and Australia will have on the Company’s Consolidated Condensed Financial Statements.

Accounting for Hedging Instruments— From time to time, the Company enters into interest rate swaps (the “Interest Rate Swaps”) to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate. As of April 30, 2020, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt). The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company's exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments on the Company’s Consolidated Condensed Statements of Comprehensive Income, and such changes were recorded as losses of $16.5 million and $21.0 million, respectively, for the three and nine months ended April 30, 2020. As of April 30, 2020, the estimated fair value of the Interest Rate Swaps was a liability of approximately $21.0 million and was recorded within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet (see Note 9, Fair Value Measurements).
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

On August 1, 2019, as a result of adopting the standard, the Company recorded $225.6 million of operating ROU assets and $258.0 million of related total operating lease liabilities in the Consolidated Condensed Balance Sheet (of which $223.1 million was recorded to operating lease liabilities and $34.9 million was recorded to accounts payable and accrued liabilities). As a result of the adoption, the Company reclassified $32.4 million of unfavorable lease obligations, deferred rent credits and other similar amounts to the operating ROU assets balance, primarily from other long-term liabilities, which reduced the amount recognized as operating ROU assets to $225.6 million. The adoption of the new lease standard did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended April 30, 2019 or Consolidated Condensed Statement of Cash Flows for the nine months ended April 30, 2019. The Company’s Canyons finance lease was not affected by the implementation of this standard as the arrangement is classified and recorded as a finance lease arrangement under both the previous and new accounting guidance.

In April 2020, the FASB issued clarifying guidance on accounting for certain lease concessions related to the effects of the COVID-19 pandemic under ASC Topic 842, allowing companies to make an election to either account for such lease concessions (i) in the period that they occur as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract) or (ii) ratably over the remainder of the lease term as modifications to the contract. The Company made a policy election to account for such lease concessions as though enforceable rights and obligations to make those concessions existed in the contracts and as a result, will account for concessions in the period in which they occur. This election did not have a material impact on the Company’s Consolidated Condensed Financial Statements for the three and nine months ended April 30, 2020.

Standards Being Evaluated
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements.

3.     Revenues
Revenue Recognition
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores beginning on March 15. 2020. To encourage the Company’s pass product holders to renew their pass purchases for next season following the early closures this spring, the Company announced a credit offer on April 27, 2020 for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts range from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. The Credit Offer was considered a contract modification and constitutes a material right to existing guests and, as such, represent a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have been recognized as lift revenue during the year ending July 31, 2020, primarily during the quarter ended April 30, 2020. The revenue will be recognized once the performance obligation associated with the Credit Offer is satisfied, which the Company expects will be primarily in the second and third fiscal quarters of the fiscal year ending July 31, 2021, or earlier if the Credit Offer expires unredeemed. In addition, as a result of the pass product revenue deferral, the Company also deferred approximately $2.9 million of the associated costs of obtaining a contract (primarily credit card processing fees), which will be recognized commensurate with the associated deferred revenue.
The Company estimated the standalone selling price of the Credit Offer by utilizing historical pass holder renewal data to estimate the total amount of credits that are expected to be redeemed. Estimates and assumptions made regarding expected renewal rates impact the estimate of the transaction price allocated to the Credit Offer and could vary materially from the amount of revenue deferred depending upon actual customer redemptions.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2020 and 2019 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Mountain net revenue:
Lift	$374,818	$526,881	$900,995	$999,124
Ski School	76,563	110,755	187,840	207,271
Dining	61,632	78,928	158,980	162,629
Retail/Rental	78,133	114,082	259,761	285,860
Other	44,158	47,252	154,105	144,093
Total Mountain net revenue	$635,304	$877,898	$1,661,681	$1,798,977
Lodging net revenue:
Owned hotel rooms	$8,126	$12,352	$39,323	$43,499
Managed condominium rooms	23,744	30,671	69,984	69,835
Dining	8,099	11,067	37,353	37,385
Transportation	5,672	8,578	15,748	18,774
Golf	—	—	10,606	9,628
Other	9,775	13,278	37,411	37,697
	55,416	75,946	210,425	216,818
Payroll cost reimbursements	2,969	3,902	9,605	11,179
Total Lodging net revenue	$58,385	$79,848	$220,030	$227,997
Total Resort net revenue	$693,689	$957,746	$1,881,711	$2,026,974
Total Real Estate net revenue	398	241	4,784	595
Total net revenue	$694,087	$957,987	$1,886,495	$2,027,569
Contract Balances
Deferred revenue balances of a short-term nature were $219.4 million and $335.7 million as of April 30, 2020 and July 31, 2019, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $124.5 million and $124.3 million as of April 30, 2020 and July 31, 2019, respectively. For the three and nine months ended April 30, 2020, the Company recognized approximately $83.5 million and $263.4 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2019. As of April 30, 2020, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivable balances were $100.2 million and $270.9 million as of April 30, 2020 and July 31, 2019, respectively.

Costs to Obtain Contracts with Customers
As of April 30, 2020, $3.1 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization commensurate with the revenue recognized for skier visits. The Company recorded amortization of $4.0 million and $11.0 million for these costs during the three and nine months ended April 30, 2020, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statements of Operations.

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

The components of lease expense for the three and nine months ended April 30, 2020, were as follows (in thousands):

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
Finance leases:
Amortization of the finance ROU assets	$2,438	$7,314
Interest on lease liabilities	$8,509	$25,526
Operating leases:
Operating lease expense	$10,815	$32,496
Short-term lease expense[1]	$3,235	$11,116
Variable lease (credit) expense	$(911)	$1,270
1 Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Condensed Balance Sheet.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the nine months ended April 30, 2020 (in thousands):

Nine Months Ended April 30, 2020
Cash flow supplemental information:
Operating cash outflows for operating leases	$48,252
Operating cash outflows for finance leases	$22,245
Financing cash outflows for finance leases	$5,387

Weighted-average remaining lease terms and discount rates are as follows:

As of April 30, 2020
Weighted-average remaining lease term (in years)
Operating leases	10.7
Finance leases	43.1
Weighted-average discount rate
Operating leases	4.5%
Finance leases	10.0%

Future minimum lease payments for operating and finance leases as of April 30, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2020 (May 2020 through July 2020)	$9,287	$7,063
2021	45,370	28,818
2022	42,213	29,394
2023	37,371	29,982
2024	33,628	30,582
Thereafter	164,626	1,805,048
Total future minimum lease payments	332,495	1,930,887
Less amount representing interest	(88,234)	(1,586,296)
Total lease liabilities	$244,261	$344,591
Future minimum lease payments in accordance with Topic 840 as of July 31, 2019, reflected by fiscal year, were as follows (in thousands):

	Operating Leases	Capital Leases
2020	$44,984	$28,253
2021	42,512	28,818
2022	39,440	29,394
2023	34,840	29,982
2024	30,836	30,582
Thereafter	142,526	1,805,048
Total future minimum lease payments	$335,138	$1,952,077
Less amount representing interest		(1,611,816)
Net future minimum lease payments		$340,261

The current portion of operating lease liabilities of approximately $35.0 million as of April 30, 2020 is recorded within accounts payables and accrued liabilities in the Consolidated Condensed Balance Sheet. Finance lease liabilities are recorded within long-term debt, net in the Consolidated Condensed Balance Sheets.

The Canyons finance lease obligation represents the only material finance lease entered into by the Company as of April 30, 2020. As of April 30, 2020, the Company has recorded $120.2 million of finance lease ROU assets in connection with the Canyons lease, net of $63.4 million of accumulated amortization, which is included within property, plant and equipment in the Company’s Consolidated Condensed Balance Sheet.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$152,546	$152,546	$292,134	$292,134
Weighted-average Vail Shares outstanding	40,183	40,183	40,198	40,198
Weighted-average Exchangeco Shares outstanding	54	54	57	57
Total Weighted-average shares outstanding	40,237	40,237	40,255	40,255
Effect of dilutive securities	—	507	—	765
Total shares	40,237	40,744	40,255	41,020
Net income per share attributable to Vail Resorts	$3.79	$3.74	$7.26	$7.12

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 4,000 and 54,000 for the three months ended April 30, 2020 and 2019, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2020 and 2019 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$252,441	$252,441	$390,688	$390,688
Weighted-average Vail Shares outstanding	40,244	40,244	40,307	40,307
Weighted-average Exchangeco Shares outstanding	55	55	57	57
Total Weighted-average shares outstanding	40,299	40,299	40,364	40,364
Effect of dilutive securities	—	601	—	837
Total shares	40,299	40,900	40,364	41,201
Net income per share attributable to Vail Resorts	$6.26	$6.17	$9.68	$9.48

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 1,000 and 48,000 for the nine months ended April 30, 2020 and 2019, respectively.

Dividends
During the three and nine months ended April 30, 2020, the Company paid cash dividends of $1.76 and $5.28 per share, respectively ($70.7 million and $212.7 million, respectively, in the aggregate). During the three and nine months ended April 30, 2019, the Company paid cash dividends of $1.76 and $4.70 per share, respectively ($70.9 million and $189.6 million, respectively, in the aggregate). The Company announced on April 1, 2020 that it would be suspending its quarterly dividend for at least the next two quarters, and will be subject to a dividend limitation under the Financial Covenants Temporary Waiver Period of the Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt).

6.    Long-Term Debt
Long-term debt, net as of April 30, 2020, July 31, 2019 and April 30, 2019 is summarized as follows (in thousands):

	Maturity	April 30, 2020	July 31, 2019	April 30, 2019
Vail Holdings Credit Agreement term loan (a)	2024	$1,218,750	$914,375	$926,250
Vail Holdings Credit Agreement revolver (a)	2024	400,000	208,000	—
Whistler Credit Agreement revolver (b)	2024	214,101	45,454	26,127
EPR Secured Notes (c)	2034-2036	114,162	—	—
EB-5 Development Notes (d)	2021	51,500	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	344,591	340,261	338,823
Other	2020-2033	19,022	19,465	19,636
Total debt		2,414,701	1,580,130	1,363,411
Less: Unamortized premiums, discounts and debt issuance costs		(14,237)	3,870	4,037
Less: Current maturities (e)		63,566	48,516	48,504
Long-term debt, net		$2,365,372	$1,527,744	$1,310,870

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

On April 28, 2020, VHI, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into a Third Amendment to the Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other terms, VHI will be exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless VHI makes a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which VHI will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by VHI). After the Financial Covenants Temporary Waiver Period:

•
the maximum leverage ratio permitted under the maximum leverage ratio financial maintenance covenant reduces each quarter after the expiration of the Financial Covenants Temporary Waiver Period as follows:

(A) first full fiscal quarter: 6.25 to 1.00;
(B) second full fiscal quarter: 5.75 to 1.00;
(C) third full fiscal quarter: 5.25 to 1.00; and
(D) fourth full fiscal quarter and for each fiscal quarter thereafter: 5.00 to 1.00.

•	the minimum interest coverage ratio permitted under the minimum interest coverage ratio financial maintenance covenant will be 2.00 to 1.00.

In addition, VHI will be required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VRI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period beginning July 31, 2020 and ending on the date VHI delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.
The Company will be prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the Lenders):

•
paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;

•
making capital expenditures in excess of $200.0 million per 12-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs or ordinary course maintenance repairs;

•	incurring any indebtedness secured by the collateral under the Vail Holdings Credit Agreement other than pursuant to the existing revolving commitments under the Credit Agreement;

•	making non-ordinary course investments in unrestricted subsidiaries unless the Company has liquidity (as defined above) of at least $300.0 million;

•	making investments in non-subsidiaries in excess of $50.0 million in the aggregate; and

•	acquiring all or a majority of the capital stock or all or any substantial portion of the assets of any entity or merging or consolidating with another entity.
During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, will bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR will be subject to a floor of 0.75%. In addition, pursuant to the Third Amendment, the amount by which we are able to increase availability (under the revolver or in the form of term loans) will be increased to an aggregate principal amount not to exceed the greater of (i) $2.25 billion and (ii) the product of 3.25 and the trailing four-quarter Adjusted EBITDA (as defined in the Credit Agreement).
As of April 30, 2020, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.25 billion term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of five percent of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations, as discussed above. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.50% as of April 30, 2020 (1.94% as of April 30, 2020). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.3% as of April 30, 2020). During the nine months ended April 30, 2020, the Company entered into various interest rate swap agreements to hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement for the remaining term of the agreement at an effective rate of 1.46%.

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2020, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2024. No other material terms of the Whistler Credit Agreement were altered. As of April 30, 2020, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 2.38% as of April 30, 2020). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2020 is equal to 0.3937% per annum.

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

i.
The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2020, interest on this note accrued at a rate of 11.21%.

ii.
The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2020, interest on this note accrued at a rate of 10.75%.

iii.
The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2020, interest on this note accrued at a rate of 10.75%.

iv.
The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2020, interest on this note accrued at a rate of 11.78%.

v.
The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2020, interest on this note accrued at a rate of 8.57%.

The EPR Secured Notes are secured by all or substantially all of the assets of Peak Resorts and its subsidiaries, including mortgages on the Alpine Valley, Boston Mills, Brandywine, Jack Frost, Big Boulder, Mount Snow and Hunter Mountain ski resorts. The EPR Secured Notes bear interest at specified interest rates, as discussed above, which are subject to increase each year by the lesser of (i) three times the percentage increase in the Consumer Price Index or (ii) a capped index (the “Capped CPI Index”), which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The EPR Agreements provide for affirmative and negative covenants that restrict, among other things, the ability of Peak Resorts and its subsidiaries to incur indebtedness, dispose of assets, make distributions and make investments. In addition, the EPR Agreements include restrictive covenants, including maximum leverage ratio and consolidated fixed charge ratio. An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts from the properties securing any of the individual EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a specified percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Jack Frost, Big Boulder, Boston Mills, Brandywine and Alpine Valley ski resorts, where the Additional Interest Rate is 10.0%; on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12.0%; and on a standalone basis for the note secured by the Company’s Hunter Mountain ski resort, where the Additional Interest Rate is 8.0%. Peak Resorts does not have the right to prepay the EPR Secured Notes. The EPR Secured Notes were recorded at their estimated fair value in conjunction with the acquisition of Peak Resorts on September 24, 2019. The EPR Agreements grant EPR certain other rights including (i) the option to purchase the Boston Mills, Brandywine, Jack Frost, Big Boulder or Alpine Valley resorts, which is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable EPR Secured Note for such properties, with any closings to be held on the applicable maturity dates; and, if EPR exercises the purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each; (ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by Peak Resorts with respect to any new or existing ski resort properties; and (iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any such purchase options.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of April 30, 2020 the Company had funded the EPR debt service reserve account in an amount equal to approximately $9.2 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

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

(e)	Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2020 (May 2020 through July 2020)	$15,873
2021	69,790
2022	115,382
2023	63,750
2024	63,794
Thereafter	2,086,112
Total debt	$2,414,701

The Company recorded gross interest expense of $24.5 million and $19.6 million for the three months ended April 30, 2020 and 2019, respectively, of which $0.3 million was amortization of deferred financing costs in both periods. The Company recorded gross interest expense of $73.3 million and $59.2 million for the nine months ended April 30, 2020 and 2019, respectively, of which $1.0 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $7.8 million and $8.2 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2020 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $3.3 million and $5.2 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2019 on the Company’s Consolidated Condensed Statements of Operations.

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
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$19,578
Property, plant and equipment	427,793
Goodwill	144,526
Identifiable intangible assets	19,221
Other assets	16,203
Assumed long-term debt	(184,668)
Other liabilities	(107,923)
Net assets acquired	$334,730
Identifiable intangible assets acquired in the transaction were primarily related to trade names and property management contracts, which had acquisition date estimated fair values of approximately $15.8 million and $3.1 million, respectively. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company assumed various debt obligations of Peak Resorts, which were recorded at their respective estimated fair values as of the acquisition date (see Note 6, Long-Term Debt). The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the nine months ended April 30, 2020. The operating results of Peak Resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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

The estimated fair values of assets acquired and liabilities assumed in the acquisition of Peak Resorts are preliminary and are based on the information that was available as of the respective acquisition dates. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the respective acquisition dates.

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

Three Months Ended April 30,
2019
Pro forma net revenue	$1,043,509
Pro forma net income attributable to Vail Resorts, Inc.	$306,814
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$7.62
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$7.48

	Nine Months Ended April 30,
	2020	2019
Pro forma net revenue	$1,893,154	$2,237,141
Pro forma net income attributable to Vail Resorts, Inc.	$253,170	$408,986
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$6.28	$10.13
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$6.19	$9.93

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2020	July 31, 2019	April 30, 2019
Land and land improvements	$745,275	$619,561	$618,545
Buildings and building improvements	1,466,113	1,284,438	1,279,117
Machinery and equipment	1,351,491	1,160,817	1,157,424
Furniture and fixtures	335,827	309,271	304,345
Software	130,354	118,815	118,678
Vehicles	81,408	65,556	63,443
Construction in progress	57,462	79,282	48,728
Gross property, plant and equipment	4,167,930	3,637,740	3,590,280
Accumulated depreciation	(1,966,127)	(1,795,240)	(1,742,846)
Property, plant and equipment, net	$2,201,803	$1,842,500	$1,847,434

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2020	July 31, 2019	April 30, 2019
Trade payables	$62,101	$96,377	$80,218
Deferred revenue	219,395	335,669	297,874
Accrued salaries, wages and deferred compensation	16,184	50,318	37,817
Accrued benefits	44,536	37,797	42,732
Deposits	27,053	32,108	32,090
Other liabilities	80,005	55,588	52,329
Total accounts payable and accrued liabilities	$449,274	$607,857	$543,060

The composition of other long-term liabilities follows (in thousands):

	April 30, 2020	July 31, 2019	April 30, 2019
Private club deferred initiation fee revenue	$107,500	$109,749	$111,294
Unfavorable lease obligation, net	1,567	19,017	19,733
Other long-term liabilities	142,397	154,835	137,323
Total other long-term liabilities	$251,464	$283,601	$268,350

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the nine months ended April 30, 2020 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2019	$1,540,307	$67,899	$1,608,206
Acquisitions (including measurement period adjustments)	144,634	—	144,634
Asset impairments	—	(25,688)	(25,688)
Effects of changes in foreign currency exchange rates	(53,894)	—	(53,894)
Balance at April 30, 2020	$1,631,047	$42,211	$1,673,258

Asset Impairments
The Company recorded asset impairments during the three and nine months ended April 30, 2020 of $28.4 million, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets, are adjusted when an asset impairment is recognized. These asset impairments encompass various estimates and assumptions about fair value, which are based predominately on significant unobservable inputs.

As a result of the COVID-19 pandemic and the impact it has had on the Company’s operations during the three and nine months ended April 30, 2020, and the expected continuing impact of the pandemic on future operations, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. Additionally, the Company determined that certain long-lived assets of its Colorado resort ground transportation company were not recoverable. As a result, the Company recognized impairments of goodwill and long-lived assets of approximately $25.7 million and $2.7 million, respectively, which were recorded within asset impairments on the Company’s Consolidated Condensed Statements of Operations during the three and nine months ended April 30, 2020. Corresponding reductions were made to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million.

The Company estimated the fair value of its Colorado resort ground transportation company reporting unit based on an analysis of the present value of future cash flows (an income approach). The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital for the reporting unit, projected cash flows and the long-term rate of growth, all of which are significant unobservable (Level 3) inputs. The Company’s assumptions were based on the actual historical performance of the reporting unit, taking into account the recent weakening of operating results and the expected continuation of operating results for transportation services. As a result of this impairment, the Company’s Colorado ground transportation company had no remaining goodwill recorded as of April 30, 2020.

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

	Estimated Fair Value Measurement as of April 30, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,054	$3,054	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,718	$—	$7,718	$—
Liabilities:
Interest Rate Swaps	$21,013	$—	$21,013	$—
Contingent Consideration	$15,500	$—	$—	$15,500

	Estimated Fair Value Measurement as of July 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,043	$3,043	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,871	$—	$7,871	$—
Liabilities:
Contingent Consideration	$27,200	$—	$—	$27,200

	Estimated Fair Value Measurement as of April 30, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,037	$3,037	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$10,092	$—	$10,092	$—
Liabilities:
Contingent Consideration	$25,300	$—	$—	$25,300

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. During the nine months ended April 30, 2020, the Company entered into the Interest Rate Swaps to hedge the LIBOR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Settlements or payments resulting from the Interest Rate Swaps are recognized in interest expense, net on the Company’s Consolidated Condensed Statements of Operations, and changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Condensed Statements of Comprehensive Income. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2020.

The changes in Contingent Consideration during the nine months ended April 30, 2020 and 2019 were as follows (in thousands):

Balance as of July 31, 2019 and 2018, respectively	$27,200	$21,900
Payments	(6,436)	(67)
Change in estimated fair value	(5,264)	3,467
Balance as of April 30, 2020 and 2019, respectively	$15,500	$25,300

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

The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 10.49%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $2.7 million to $4.0 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2020, the Company made a payment to the landlord for Contingent Consideration of approximately $6.4 million and recorded a decrease of approximately $5.3 million primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2020. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $15.5 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

10.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2020, July 31, 2019 and April 30, 2019, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2020, the Company had various letters of credit outstanding totaling $75.4 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.0 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.6 million as of April 30, 2020, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2020, July 31, 2019 and April 30, 2019, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for other indicators of financial performance or liquidity presented in the Consolidated Condensed Financial Statements, such as net income or net change in cash and cash equivalents.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net revenue:
Lift	$374,818	$526,881	$900,995	$999,124
Ski school	76,563	110,755	187,840	207,271
Dining	61,632	78,928	158,980	162,629
Retail/rental	78,133	114,082	259,761	285,860
Other	44,158	47,252	154,105	144,093
Total Mountain net revenue	635,304	877,898	1,661,681	1,798,977
Lodging	58,385	79,848	220,030	227,997
Total Resort net revenue	693,689	957,746	1,881,711	2,026,974
Real Estate	398	241	4,784	595
Total net revenue	$694,087	$957,987	$1,886,495	$2,027,569
Segment operating expense:
Mountain	$333,785	$410,254	$1,068,479	$1,056,625
Lodging	55,460	67,221	208,545	205,717
Total Resort operating expense	389,245	477,475	1,277,024	1,262,342
Real Estate	1,128	1,382	7,926	4,141
Total segment operating expense	$390,373	$478,857	$1,284,950	$1,266,483
Gain on sale of real property	$—	$268	$207	$268
Mountain equity investment (loss) income, net	$(90)	$445	$1,270	$1,555
Reported EBITDA:
Mountain	$301,429	$468,089	$594,472	$743,907
Lodging	2,925	12,627	11,485	22,280
Resort	304,354	480,716	605,957	766,187
Real Estate	(730)	(873)	(2,935)	(3,278)
Total Reported EBITDA	$303,624	$479,843	$603,022	$762,909
Real estate held for sale and investment	$96,565	$101,251	$96,565	$101,251
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$152,546	$292,134	$252,441	$390,688
Net income attributable to noncontrolling interests	7,285	16,396	14,579	25,106
Net income	159,831	308,530	267,020	415,794
Provision for income taxes	26,440	93,346	47,190	120,914
Income before provision for income taxes	186,271	401,876	314,210	536,708
Depreciation and amortization	64,730	55,260	186,387	161,541
Asset impairments	28,372	—	28,372	—
Change in estimated fair value of contingent consideration	(8,000)	1,567	(5,264)	3,467
Loss (gain) on disposal of fixed assets and other, net	380	(27)	(1,178)	(505)
Investment income and other, net	(361)	(1,727)	(999)	(2,697)
Foreign currency loss on intercompany loans	7,753	3,319	8,191	5,180
Interest expense, net	24,479	19,575	73,303	59,215
Total Reported EBITDA	$303,624	$479,843	$603,022	$762,909

12.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased 160,800 and 256,418 Vail Shares, respectively (at a total cost of approximately $25.0 million and $46.4 million, respectively), during the three and nine months ended April 30, 2020. The Company repurchased zero and 353,007 Vail Shares (at a total cost of approximately $85.0 million), respectively, during the three and nine months ended April 30, 2019. Since inception of its share repurchase program through April 30, 2020, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of April 30, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date; however, the amount repurchased during the Financial Covenants Temporary Waiver Period will be subject to the restrictions described in Note 6, Long-Term Debt. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

13.     Subsequent Events

On May 4, 2020, the Company completed its offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “Notes”), and a portion of the net proceeds were utilized to pay down the outstanding balance of the revolver component of its Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period), with the remaining net proceeds intended to be used for general corporate purposes and to pay the fees and expenses associated with the offering. The Notes are unsecured senior obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

The Company will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an Indenture dated as of May 4, 2020 (the “Indenture”) plus accrued and unpaid interest. Prior to May 15, 2022, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the Indenture. In addition, prior to May 15, 2022, the Company may redeem up to 35% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.25% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the Indenture).

The Indenture requires that, upon the occurrence of a Change of Control (as defined in the Indenture), the Company shall offer to purchase all of the outstanding Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the Notes, plus accrued and unpaid interest. If the Company or certain of its subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such assets sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.

The Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the Indenture). The Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the Indenture. The Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the Notes issued pursuant to the Indenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2020 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (“Form 10-K”) and the

Consolidated Condensed Financial Statements as of April 30, 2020 and 2019 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2019.

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

Mountain Segment
In the Mountain segment, the Company operates the following thirty-seven destination mountain resorts and regional ski areas:
*Denotes a destination mountain resort which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 59% and 60% of Mountain net revenue for the three months ended April 30, 2020 and 2019, respectively, and approximately 54%, and 56% of Mountain net revenue for the nine months ended April 30, 2020, and 2019, respectively.

On March 14, 2020, we announced a temporary closure of our Resorts and retail/rental operations as a result of the COVID-19 pandemic and as a precautionary measure for the safety of our guests and employees beginning on March 15, 2020. Subsequently on March 17, 2020, we announced the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail stores. These actions had a significant adverse impact to our results of operations for the three and nine months ended April 30, 2020. Additionally, on April 27, 2020, we announced that we would offer credits to customers who had purchased 2019/2020 North American pass products and who will purchase 2020/2021 North American pass products by September 7, 2020 (the “Credit Offer”). The Credit Offer discounts range from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the

Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in fiscal 2020 and are now expected to be recognized primarily in the second and third quarters of fiscal 2021.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2019/2020 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 57% and 43%, respectively, for the 2018/2019 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by willingness to travel subsequent to the COVID-19 pandemic, adverse economic conditions, global outbreaks of infectious diseases such as COVID-19, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed towards both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass, which we began offering for the 2019/2020 North American ski season, is a customizable one to seven day pass product valid at each of our resorts, purchased in advance of the season, for those skier and riders who expect to ski a certain number of days during the season. For the upcoming 2020/2021 North American ski season, we introduced Epic Mountain Rewards; a program which gives pass product holders a discount of 20 percent off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at the Company's North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, we introduced Epic Coverage for the 2020/2021 North American ski season, which is free for all pass holders, completely replaces the need for pass insurance, and provides expanded coverage over our historical pass insurance program. Epic Coverage provides refunds in the event of certain resort closures (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for personal circumstances that were historically covered by our pass insurance program, such as eligible injuries, job losses and many other personal events. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the 2019/2020 North American ski season (including the impact of the deferral of pass product revenue as a result of the Credit Offer) and 2018/2019 North American ski season, respectively, approximately 52% and 47%, respectively, of our total lift revenue recognized was comprised of pass revenue.

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

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for both the three months ended April 30, 2020 and 2019, and 78% and 79% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2020 and 2019, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is usually generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses. As discussed above, our North American lodging properties were closed early in March for the season as a result of the COVID-19 pandemic and its effect may have a significant adverse impact on our North American summer operations.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
Given the escalating concerns surrounding the spread of COVID-19 and the potential impact that continuing to operate our resorts would have on our resort communities, we suspended the operations at all of our North American Resorts and retail stores beginning on March 15, 2020. As a result of these closures and the uncertainty regarding when our resorts will be able to reopen safely, we expect that our results in the fourth quarter of fiscal 2020 will be negatively impacted, although we are not able to fully assess that impact at this time. Our primary revenue generating businesses in the fourth fiscal quarter are our three ski areas in Australia, our National Park Service (“NPS”) concessionaire properties in Wyoming and our summer mountain and lodging operations at our North American Resorts. In April 2020, with guidance from the NPS, we announced that Jackson Lake Lodge and Jenny Lake Lodge are unlikely to open this summer due to new operating restrictions in Grand Teton National Park. We are planning to be operational for the North American summer and Australian ski season in late June or early July, which could vary by resort, and opening dates for each business are subject to new information and public health guidance with regard to COVID-19. Given these operational uncertainties, we cannot predict the ultimate impact that the resort closures and other business disruptions as a result of the COVID-19 pandemic will have on our results for the fourth quarter of fiscal 2020.

•
The global outbreak of COVID-19 has led to global travel restrictions and other adverse global economic impacts including reduced consumer confidence, an increase in unemployment rates and an overall decline in the global and local economies. Given the escalating concerns surrounding the spread of COVID-19 and the potential impact that continuing to operate our resorts would have on our resort communities, we suspended the operations at all of our North American Resorts and retail stores beginning on March 15, 2020. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic and the impact it may have on our business, we have seen a significant negative change in performance and expect our future performance will also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of the COVID-19 pandemic on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends will have on the upcoming 2020/2021 North American ski season.

•
The impact of COVID-19 has had a significant negative impact on pass product sales through April 30, 2020 in comparison to the prior year comparable pass product sales. As previously discussed, as a result of the early closure of the 2019/2020 North American ski season, we are providing a Credit Offer to 2019/2020 pass product holders to apply toward the purchase of a 2020/2021 pass product. Additionally, looking ahead to the 2020/2021 North American ski season, we are optimistic that we will be operational for the ski season, but we also understand that many pass holders are nervous about the future given the current uncertainty. As a result, we introduced Epic Coverage for the 2020/2021 North American ski season, which is free for all pass holders and completely replaces the need to purchase pass insurance. Epic Coverage provides refunds in the event of certain resort closures (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for personal circumstances that were historically covered by our pass insurance for eligible injuries, job losses and many other personal events. In addition to these changes, in order to give our pass product holders the time they need to make decisions regarding next season, we extended the deadline for pass holders to receive spring benefits (including Buddy Tickets) until September 7, 2020, and we extended the period for pass holders to lock in their purchase with only $49 down. We cannot predict the overall impact that the Credit Offer, Epic Coverage or extended spring benefits and $49 down deadline will have on our North American pass product sales or results of operations for the 2020/2021 North American ski season.

•
On March 27, 2020, in response to the outbreak of the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the three and nine months ended April 30, 2020 and for which the Company expects will continue to impact its accounting and reporting for income taxes in the future, including the following: (i) allowing a carryback of the entire amount of eligible Federal net operating losses (“NOLs”) generated in calendar years 2018, 2019 and 2020 for up to five years prior to when such losses were incurred, representing a change from previous rules under the Tax Cuts & Jobs Act of 2017 (the “TCJA”), in which NOLs could not be carried back to prior years and utilization was limited to 80% of taxable income in future years; (ii) treatment of certain qualified improvement property (“QIP”) as 15-year property and allowing such QIP placed in service after December 31, 2017 to be eligible for bonus depreciation, which the Company expects will incrementally add to its pre-existing NOLs; and (iii) increases in the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for calendar years 2019 and 2020. The CARES Act also provides for refundable employee retention tax credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. As a result, we recorded a credit of approximately $6.5 million during the three and nine months ended April 30, 2020, which primarily offset Mountain and Lodging operating expense, as a result of wages paid to employees who were not providing services. We are still in the process of fully evaluating the potential benefits that the amendments discussed above will have on our financial statements. We also recognized a credit of approximately $2.6 million during the three and nine months ended April 30, 2020 as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for our Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.

•
As of April 30, 2020, we had $18.9 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on April 28, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less outstanding borrowings of $400.0 million and certain letters of credit outstanding of $81.1 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2020, we had C$1.1 million ($0.8 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($215.5 million) less outstanding borrowings of C$298.0 million ($214.1 million) and a letter of credit outstanding of C$0.9 million ($0.6 million)). During the three months ended April 30, 2020, we borrowed against substantially all of our available capacity under the revolver components of our Vail Holdings Credit Agreement and Whistler Credit Agreement as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic.

On April 28, 2020, we entered into the Third Amendment to our Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company will be exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). During the Financial Covenants Temporary Waiver Period, we are subject to other restrictions which will limit our ability to make future acquisitions, investments, distributions to stockholders or incur additional debt. See Liquidity and Capital Resources for additional information. Additionally, on May 4, 2020, we completed an offering of $600.0 million in aggregate principal amount of 6.25% Senior Notes due 2025 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, a portion of which was utilized to pay down the outstanding balance of the revolver component of its Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period). The Notes are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries.

We expect that our credit agreements, proceeds from the Notes and the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations for up to two years in a worst case scenario of extended resort shutdowns.

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2020, compared to the three and nine months ended April 30, 2019 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income attributable to Vail Resorts, Inc.	$152,546	$292,134	$252,441	$390,688
Income before provision for income taxes	$186,271	$401,876	$314,210	$536,708
Mountain Reported EBITDA	$301,429	$468,089	$594,472	$743,907
Lodging Reported EBITDA	2,925	12,627	11,485	22,280
Resort Reported EBITDA	$304,354	$480,716	$605,957	$766,187
Real Estate Reported EBITDA	$(730)	$(873)	$(2,935)	$(3,278)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), Falls Creek and Hotham (acquired April 4, 2019), Triple Peaks (acquired September 27, 2018) and Stevens Pass (acquired August 15, 2018), prospectively from their respective dates of acquisition.

On March 14, 2020, we announced a temporary closure of our Resorts and retail operations beginning on March 15, 2020 as a result of the COVID-19 pandemic, and as a precautionary measure for the safety of our guests and employees. Subsequently on March 17, 2020, we announced the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail/rental stores. These actions (the “Resort Closures”) had a significant adverse impact to our results of operations for the three and nine months ended April 30, 2020.

Mountain Segment
Three months ended April 30, 2020 compared to the three months ended April 30, 2019
Mountain segment operating results for the three months ended April 30, 2020 and 2019 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Net Mountain revenue:
Lift	$374,818	$526,881	(28.9)%
Ski school	76,563	110,755	(30.9)%
Dining	61,632	78,928	(21.9)%
Retail/rental	78,133	114,082	(31.5)%
Other	44,158	47,252	(6.5)%
Total Mountain net revenue	635,304	877,898	(27.6)%
Mountain operating expense:
Labor and labor-related benefits	140,839	168,144	(16.2)%
Retail cost of sales	23,476	38,191	(38.5)%
Resort related fees	31,361	49,725	(36.9)%
General and administrative	52,252	58,402	(10.5)%
Other	85,857	95,792	(10.4)%
Total Mountain operating expense	333,785	410,254	(18.6)%
Mountain equity investment (loss) income, net	(90)	445	(120.2)%
Mountain Reported EBITDA	$301,429	$468,089	(35.6)%

Total skier visits	5,303	7,183	(26.2)%
ETP	$70.68	$73.35	(3.6)%

Mountain Reported EBITDA includes $4.4 million and $4.0 million of stock-based compensation expense for the three months ended April 30, 2020 and 2019, respectively.

Mountain Reported EBITDA decreased by $166.7 million, or 35.6%, primarily due to the Resort Closures, which resulted in significantly reduced visitation and operations at our North American Resorts and retail stores, as well as the deferral of pass product revenue to fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders, partially offset by the incremental operations of Peak Resorts. Mountain segment results include $1.4 million and $4.9 million of acquisition and integration related expenses for the three months ended April 30, 2020 and 2019, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were negatively affected by a decrease in the Canadian dollar exchange rate as compared to the prior year.

Lift revenue decreased $152.1 million, or 28.9%, primarily due to the Resort Closures and the deferral impact of the Credit Offer, partially offset by incremental revenue from Peak Resorts. Pass revenue decreased 24.9% primarily as a result of the deferral of approximately $120.9 million of pass product revenue associated with the Credit Offer to 2019/2020 North American pass product holders, the majority of which would have been recognized during the three months ended April 30, 2020 and which is now expected to be recognized primarily in the second and third quarters of fiscal 2021, partially offset by a combination of an increase in pricing and units sold and increased pass sales to Destination guests, as well as the introduction of the Epic Day Pass. Non-pass revenue decreased 31.8% primarily due to significantly reduced skier visitation as a result of the Resort Closures, partially offset by an increase in non-pass ETP (excluding Peak Resorts) of 8.0% and incremental non-pass revenue from Peak Resorts of approximately $22.6 million. Total non-pass ETP, including the impact of Peak Resorts, decreased 5.4%.

As a result of the Resort Closures, ski school revenue decreased $34.2 million, or 30.9%, partially offset by incremental revenue from Peak Resorts of approximately $6.2 million; dining revenue decreased $17.3 million, or 21.9%, partially offset by incremental revenue from Peak Resorts of approximately $10.0 million; retail/rental revenue decreased $35.9 million, or 31.5%, partially offset by incremental revenue from Peak Resorts of approximately $10.3 million; and other revenue decreased $3.1 million, or 6.5%, partially offset by incremental revenue from Peak Resorts of approximately $5.6 million.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue.

Resort Closures and the associated actions taken by the Company to reduce costs resulted in a decrease in our operating expense of $76.5 million, or 18.6%, which was partially offset by incremental operating expenses from Peak Resorts, Falls Creek and Hotham of approximately $37.6 million. Additionally, operating expense includes $1.4 million and $4.9 million of acquisition and integration related expenses for the three months ended April 30, 2020 and 2019, respectively.

Labor and labor-related benefits decreased 16.2%, which primarily resulted from cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals, as well as federal tax credits of approximately $6.9 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia, partially offset by incremental expenses from Peak Resorts of approximately $16.0 million. Retail cost of sales decreased 38.5% compared to a decrease in retail sales of 38.3%. Resort related fees decreased 36.9% primarily due to decreases in revenue on which those fees are based, partially offset by incremental expenses from Peak Resorts of approximately $2.0 million. General and administrative expense decreased 10.5% primarily due to a decrease in allocated corporate overhead costs and a decrease in variable compensation accruals primarily as a result of the Resort Closures, partially offset by incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $5.1 million. Other expense decreased 10.4% primarily due to decreases in variable operating expenses associated with the Resort Closures, as well as a decrease in acquisition and integration related expenses, partially offset by incremental operating expenses from Peak Resorts, Falls Creek and Hotham of approximately $12.0 million.

Mountain equity investment (loss) income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019
Mountain segment operating results for the nine months ended April 30, 2020 and 2019 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Net Mountain revenue:
Lift	$900,995	$999,124	(9.8)%
Ski school	187,840	207,271	(9.4)%
Dining	158,980	162,629	(2.2)%
Retail/rental	259,761	285,860	(9.1)%
Other	154,105	144,093	6.9%
Total Mountain net revenue	1,661,681	1,798,977	(7.6)%
Mountain operating expense:
Labor and labor-related benefits	427,538	417,212	2.5%
Retail cost of sales	88,740	104,328	(14.9)%
Resort related fees	74,175	92,919	(20.2)%
General and administrative	194,896	178,952	8.9%
Other	283,130	263,214	7.6%
Total Mountain operating expense	1,068,479	1,056,625	1.1%
Mountain equity investment income, net	1,270	1,555	(18.3)%
Mountain Reported EBITDA	$594,472	$743,907	(20.1)%

Total skier visits	13,333	14,211	(6.2)%
ETP	$67.58	$70.31	(3.9)%

Mountain Reported EBITDA includes $13.4 million and $12.3 million of stock-based compensation expense for the nine months ended April 30, 2020 and 2019, respectively.

Mountain Reported EBITDA decreased by $149.4 million, or 20.1%, primarily due to the impact of the Resort Closures, which resulted in significantly reduced visitation and operations at our North American Resorts and retail stores, in addition to the deferral of pass product revenue to fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders, partially offset by the incremental operations of Peak Resorts, Falls Creek and Hotham. Mountain segment results include $12.3 million and $14.4 million of acquisition and integration related expenses for the nine months ended April 30, 2020 and 2019, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb and our Australian ski areas, which are translated from Canadian dollars and Australian dollars, respectively, to U.S. dollars, were negatively affected by a decrease in the respective exchange rates as compared to the prior year.

Lift revenue decreased $98.1 million, or 9.8%, primarily due to the Resort Closures and the deferral impact of the Credit Offer, partially offset by incremental revenue from Peak Resorts, Falls Creek and Hotham. Pass product revenue decreased 1.9% primarily as a result of the deferral of approximately $120.9 million of pass product revenue associated with the Credit Offer to 2019/2020 North American pass product holders, the majority of which would have been recognized during the nine months ended April 30, 2020 and which is now expected to be recognized primarily in the second and third quarters of fiscal 2021, partially offset by a combination of an increase in pricing and units sold and increased pass sales to Destination guests, as well as the introduction of the Epic Day Pass. Non-pass revenue decreased 16.8% primarily due to significantly reduced skier visitation as a result of the Resort Closures, partially offset by an increase in non-pass ETP (excluding Peak Resorts, Falls Creek and Hotham) of 4.0% and incremental revenue from Peak Resorts, Falls Creek and Hotham of approximately $61.1 million. Total non-pass ETP, including the impact of Peak Resorts, Falls Creek and Hotham decreased 10.3%.

As a result of the Resort Closures, ski school revenue decreased $19.4 million, or 9.4%, partially offset by incremental revenue from Peak Resorts, Falls Creek and Hotham of approximately $18.0 million; dining revenue decreased $3.6 million, or 2.2%, partially offset by incremental revenue from Peak Resorts of approximately $23.3 million; and retail/rental revenue decreased $26.1 million, or 9.1%, partially offset by incremental revenue from Peak Resorts, Falls Creek and Hotham of approximately $26.8 million.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. Other revenue increased $10.0 million, or 6.9%, primarily as a result of incremental revenue from Peak Resorts, Falls Creek, Hotham and Triple Peaks of approximately $15.0 million, partially offset by decreased revenue at our other Resorts as a result of the Resort Closures.

Operating expense increased $11.9 million, or 1.1%, which was primarily attributable to incremental post-acquisition operating expenses from Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass of approximately $116.6 million, partially offset by reduced expenses at our other Resorts associated with the Resort Closures and associated actions taken by the Company to reduce costs. Additionally, operating expense includes $12.3 million and $14.4 million of acquisition and integration related expenses for the nine months ended April 30, 2020 and 2019, respectively.

Labor and labor-related benefits increased 2.5% primarily due to incremental expenses from Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass of approximately $50.2 million, partially offset by cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions, reduced variable compensation accruals and federal tax credits of approximately $6.9 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia. Retail cost of sales decreased 14.9%, compared to a decrease in retail sales of 13.5%. Resort related fees decreased 20.2% primarily due to decreases in revenue on which those fees are based, partially offset by incremental expenses from Peak Resorts of approximately $4.2 million. General and administrative expense increased 8.9% primarily due to incremental expenses from Peak Resorts, Falls Creek and Hotham. Other expense increased 7.6%, primarily due to incremental operating expenses from Peak Resorts, Falls Creek, Hotham and Triple Peaks of approximately $40.0 million, partially offset by decreases in variable operating expenses at our other Resorts associated with the Resort Closures, as well as a decrease in acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment

Three months ended April 30, 2020 compared to the three months ended April 30, 2019
Lodging segment operating results for the three months ended April 30, 2020 and 2019 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Lodging net revenue:
Owned hotel rooms	$8,126	$12,352	(34.2)%
Managed condominium rooms	23,744	30,671	(22.6)%
Dining	8,099	11,067	(26.8)%
Transportation	5,672	8,578	(33.9)%
Other	9,775	13,278	(26.4)%
	55,416	75,946	(27.0)%
Payroll cost reimbursements	2,969	3,902	(23.9)%
Total Lodging net revenue	58,385	79,848	(26.9)%
Lodging operating expense:
Labor and labor-related benefits	26,448	32,396	(18.4)%
General and administrative	8,566	9,811	(12.7)%
Other	17,477	21,112	(17.2)%
	52,491	63,319	(17.1)%
Reimbursed payroll costs	2,969	3,902	(23.9)%
Total Lodging operating expense	55,460	67,221	(17.5)%
Lodging Reported EBITDA	$2,925	$12,627	(76.8)%

Owned hotel statistics (1):
ADR	$341.75	$291.68	17.2%
RevPAR	$105.91	$206.41	(48.7)%
Managed condominium statistics (1):
ADR	$404.57	$403.04	0.4%
RevPAR	$108.08	$167.49	(35.5)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$392.88	$376.83	4.3%
RevPAR	$107.77	$173.45	(37.9)%
(1) RevPAR for the three months ended April 30, 2020 declined from the prior comparative period primarily due to the Resort Closures.
Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for both the three months ended April 30, 2020 and 2019. Lodging Reported EBITDA decreased $9.7 million, or 76.8%, primarily as a result of the Resort Closures.

As a result of the Resort Closures, revenue from owned hotel rooms decreased $4.2 million, or 34.2%; revenue from managed condominium rooms decreased $6.9 million, or 22.6%; dining revenue decreased $3.0 million, or 26.8%; transportation revenue decreased $2.9 million, or 33.9%; and other revenue decreased $3.5 million, or 26.4%.

Operating expense (excluding reimbursed payroll costs) decreased 17.1%. Labor and labor related benefits decreased 18.4% primarily due to cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals, as well as federal tax credits of approximately $1.2 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia. General and administrative expense decreased 12.7% due to lower allocated corporate overhead costs primarily associated with a reduction in variable compensation accruals while other expenses decreased 17.2%, both primarily related to the impact of the Resort Closures.

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

Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019
Lodging segment operating results for the nine months ended April 30, 2020 and 2019 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Lodging net revenue:
Owned hotel rooms	$39,323	$43,499	(9.6)%
Managed condominium rooms	69,984	69,835	0.2%
Dining	37,353	37,385	(0.1)%
Transportation	15,748	18,774	(16.1)%
Golf	10,606	9,628	10.2%
Other	37,411	37,697	(0.8)%
	210,425	216,818	(2.9)%
Payroll cost reimbursements	9,605	11,179	(14.1)%
Total Lodging net revenue	220,030	227,997	(3.5)%
Lodging operating expense:
Labor and labor-related benefits	97,992	98,020	—%
General and administrative	32,279	31,002	4.1%
Other	68,669	65,516	4.8%
	198,940	194,538	2.3%
Reimbursed payroll costs	9,605	11,179	(14.1)%
Total Lodging operating expense	208,545	205,717	1.4%
Lodging Reported EBITDA	$11,485	$22,280	(48.5)%

Owned hotel statistics (1):
ADR	$269.62	$257.83	4.6%
RevPAR	$141.20	$177.42	(20.4)%
Managed condominium statistics (1):
ADR	$334.32	$355.74	(6.0)%
RevPAR	$102.04	$125.42	(18.6)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$315.62	$324.21	(2.6)%
RevPAR	$109.58	$135.60	(19.2)%
(1) RevPAR for the nine months ended April 30, 2020 declined from the prior comparative period primarily due to the Resort Closures.
Lodging Reported EBITDA includes $2.6 million and $2.4 million of stock-based compensation expense for the nine months ended April 30, 2020 and 2019, respectively. Lodging Reported EBITDA decreased $10.8 million, or 48.5%, primarily due to the Resort Closures.

As a result of the Resort Closures, revenue from owned hotel rooms decreased $4.2 million, or 9.6% and transportation revenue decreased $3.0 million, or 16.1%. Golf revenue increased $1.0 million, or 10.2%, primarily due to incremental revenue from golf operations at Okemo.

Operating expense (excluding reimbursed payroll costs) increased 2.3%. General and administrative expense increased 4.1% primarily associated with a $1.3 million accrual during the period for a contingent obligation in addition to higher allocated corporate overhead costs, partially offset by lower variable compensation accruals as a result of the Resort Closures. Other expense increased 4.8% primarily due to incremental expenses from Peak Resorts, Okemo and Crested Butte of approximately $4.5 million, partially offset by lower variable operating expenses at our other lodging properties as a result of the Resort Closures.

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

Three months ended April 30, 2020 compared to the three months ended April 30, 2019
Real Estate segment operating results for the three months ended April 30, 2020 and 2019 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Total Real Estate net revenue	$398	$241	65.1%
Real Estate operating expense:
Cost of sales (including sales commission)	—	13	(100.0)%
Other	1,128	1,369	(17.6)%
Total Real Estate operating expense	1,128	1,382	(18.4)%
Gain on sale of real property	—	268	(100.0)%
Real Estate Reported EBITDA	$(730)	$(873)	16.4%

Three months ended April 30, 2020
Other operating expense of $1.1 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Three months ended April 30, 2019
Other operating expense of $1.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.3 million for the sale of land parcels.

Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019
Real Estate segment operating results for the nine months ended April 30, 2020 and 2019 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2020	2019
Total Real Estate net revenue	$4,784	$595	704.0%
Real Estate operating expense:
Cost of sales (including sales commission)	3,932	13	30,146.2%
Other	3,994	4,128	(3.2)%
Total Real Estate operating expense	7,926	4,141	91.4%
Gain on sale of real property	207	268	(22.8)%
Real Estate Reported EBITDA	$(2,935)	$(3,278)	10.5%

Nine months ended April 30, 2020
During the nine months ended April 30, 2020, we closed on the sale of a development land parcel for $4.1 million which was recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commission) of $3.9 million.

Other operating expense of $4.0 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2019
Other operating expense of $4.1 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.3 million for the sale of land parcels.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2020 and 2019 (in thousands).

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2020	2019		2020	2019
Depreciation and amortization	$(64,730)	$(55,260)	17.1%	$(186,387)	$(161,541)	15.4%
Asset impairments	$(28,372)	$—	nm	$(28,372)	$—	nm
Foreign currency loss on intercompany loans	$(7,753)	$(3,319)	133.6%	$(8,191)	$(5,180)	58.1%
Interest expense, net	$(24,479)	$(19,575)	25.1%	$(73,303)	$(59,215)	23.8%
Provision for income taxes	$(26,440)	$(93,346)	(71.7)%	$(47,190)	$(120,914)	(61.0)%
Effective tax rate expense	14.2%	23.2%	(9.0 pts)	15.0%	22.5%	(7.5 pts)

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2020 increased $9.5 million and $24.8 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the Peak Resorts, Falls Creek, Hotham, Triple Peaks and Stevens Pass acquisitions.

Asset impairments. We recorded an asset impairment of approximately $28.4 million during the three and nine months ended April 30, 2020 as a result of the effects of the COVID-19 pandemic on our Colorado resort ground transportation company, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. See Notes to the Consolidated Condensed Financial Statements for additional information.

Foreign currency loss on intercompany loans.  Foreign currency loss on intercompany loans for the three and nine months ended April 30, 2020 increased $4.4 million and $3.0 million, respectively, as a result of the Canadian dollar fluctuating relative to the U.S. dollar compared to the same respective periods in the prior year, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and nine months ended April 30, 2020 increased $4.9 million and $14.1 million, respectively, compared to the same period in the prior year, primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $335.6 million, which were used to fund the Peak Resorts acquisition; incremental borrowings under the revolver components of our Vail Holdings Credit Agreement and Whistler Credit Agreement, which were almost entirely drawn on during the three months ended April 30, 2020 as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic; and incremental interest expense associated with debt obligations assumed in the Peak Resorts acquisition, partially offset by a decrease in variable interest rates.

Provision for income taxes.  The effective tax rate provision for the three and nine months ended April 30, 2020 was 14.2% and 15.0%, compared to 23.2% and 22.5%, respectively, for the three and nine months ended April 30, 2019. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items; (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book loss, (iv) the amount of net income attributable to noncontrolling interests and (v) discrete items.

The decrease in the effective tax rate provision during the three and nine months ended April 30, 2020 compared to the three and nine months ended April 30, 2019 was primarily due to lower estimated full year pre-tax net income, as well as the U.S. federal tax reform rate reduction impact on the lapse in the statute of limitations for an uncertain tax position during the three months ended October 31, 2019, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards), which are recorded within provision for income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $2.8 million and $4.9 million, respectively, for the nine months ended April 30, 2020 and 2019.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2020 and 2019 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income attributable to Vail Resorts, Inc.	$152,546	$292,134	$252,441	$390,688
Net income attributable to noncontrolling interests	7,285	16,396	14,579	25,106
Net income	159,831	308,530	267,020	415,794
Provision for income taxes	26,440	93,346	47,190	120,914
Income before provision for income taxes	186,271	401,876	314,210	536,708
Depreciation and amortization	64,730	55,260	186,387	161,541
Asset impairments	28,372	—	28,372	—
Loss (gain) on disposal of fixed assets and other, net	380	(27)	(1,178)	(505)
Change in fair value of contingent consideration	(8,000)	1,567	(5,264)	3,467
Investment income and other, net	(361)	(1,727)	(999)	(2,697)
Foreign currency loss on intercompany loans	7,753	3,319	8,191	5,180
Interest expense, net	24,479	19,575	73,303	59,215
Total Reported EBITDA	$303,624	$479,843	$603,022	$762,909

Mountain Reported EBITDA	$301,429	$468,089	$594,472	$743,907
Lodging Reported EBITDA	2,925	12,627	11,485	22,280
Resort Reported EBITDA	304,354	480,716	605,957	766,187
Real Estate Reported EBITDA	(730)	(873)	(2,935)	(3,278)
Total Reported EBITDA	$303,624	$479,843	$603,022	$762,909
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2020	2019
Long-term debt, net	$2,365,372	$1,310,870
Long-term debt due within one year	63,566	48,504
Total debt	2,428,938	1,359,374
Less: cash and cash equivalents	482,656	59,636
Net Debt	$1,946,282	$1,299,738

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2020 and 2019 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2020	2019
Net cash provided by operating activities	$466,979	$665,596
Net cash used in investing activities	$(466,478)	$(552,654)
Net cash provided by (used in) financing activities	$371,374	$(224,645)

Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019
We generated $467.0 million of cash from operating activities during the nine months ended April 30, 2020, a decrease of $198.6 million compared to $665.6 million of cash generated during the nine months ended April 30, 2019. The decrease in operating cash flows was primarily a result of decreased Mountain and Lodging segment operating results for the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019, primarily due to the Resort Closures; a decrease in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) and an increase in cash interest payments of approximately $20.4 million primarily associated with incremental term loan and revolver borrowings under our Vail Holdings Credit Agreement and debt assumed in the Peak Resorts acquisition. These decreases were partially offset by increased North American pass product sales and receivable collections for the 2019/2020 North American ski season as compared to the prior year. Additionally, we generated approximately $4.4 million of proceeds from real estate development land parcel sales during the nine months ended April 30, 2020 compared to $0.1 million in proceeds from real estate development project closings that occurred in the prior year.

Cash used in investing activities for the nine months ended April 30, 2020 decreased by $86.2 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the nine months ended April 30, 2020, as compared to cash payments of $419.0 million, net of cash acquired, related to the acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham during the nine months ended April 30, 2019.

Cash provided by financing activities increased by $596.0 million during the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, primarily due to (i) an increase in net borrowings under the revolver components of our Vail Holdings Credit Agreement and Whistler Credit Agreement of $322.0 million and $200.7 million, respectively, during the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019, primarily relating to funds which were drawn as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic; (ii) an increase in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement from $265.6 million during the nine months ended April 30, 2019, which were used to fund the Triple Peaks and Stevens Pass acquisitions, to $335.6 million during the nine months ended April 30, 2020, which were used to fund the Peak Resorts acquisition and (iii) a decrease in repurchases of common stock of $38.6 million. These increases in cash provided by financing activities were partially offset by (i) an increase in dividends paid of $23.2 million; (ii) an increase in payments on borrowings under the term loan of our Vail Holdings Credit Agreement of $7.5 million and (iii) a payment for contingent consideration with regard to our lease for Park City.

Significant Sources of Cash
We had $482.7 million of cash and cash equivalents as of April 30, 2020, compared to $59.6 million as of April 30, 2019. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $482.7 million of cash and cash equivalents at April 30, 2020, we had $18.9 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2020 (which represents the total commitment of $500.0 million less outstanding borrowings of $400.0 million and certain letters of credit outstanding of $81.1 million). Additionally, we had C$1.1 million ($0.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($215.5 million) less outstanding borrowings of C$298.0 million ($214.1 million) and a letter of credit outstanding of C$0.9 million ($0.6 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 2.0% and Bankers Acceptance Rate plus 2.25%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. On April 1, 2020, we announced that we would be reducing our capital plan for calendar 2020 as compared to our previously issued guidance by approximately $80 million to $85 million, with the vast majority of these savings coming from the deferral of many of our discretionary capital projects. We are planning to defer all new chair lifts, terrain expansions and other mountain and base area improvements, while continuing with the vast majority of our maintenance capital spending. Accordingly, we now currently anticipate that we will spend approximately $125 million to $130 million on resort capital expenditures during calendar year 2020. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Normal discretionary capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment. We currently plan to utilize cash on hand, borrowings under our credit agreements, borrowings under the Notes and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Pursuant to the Third Amendment of our Vail Holdings Credit Agreement and discussed in further detail below, we will be prohibited, during the Financial Covenants Temporary Waiver Period, from making capital expenditures in excess of $200.0 million per twelve-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs or ordinary course maintenance repairs.

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

Debt
As of April 30, 2020, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.4 billion debt outstanding as of April 30, 2020) are not due until fiscal 2025 and beyond. As of April 30, 2020 and 2019, total long-term debt, net (including long-term debt due within one year) was $2,428.9 million and $1,359.4 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,299.7 million as of April 30, 2019 to $1,946.3 million as of April 30, 2020, primarily as a result of (i) $335.6 million in incremental term loans, as discussed above, resulting from the September 23, 2019 amendment of our Vail Holdings Credit Agreement and the assumption of certain debt obligations of Peak Resorts, which have maturities ranging from 2021 through 2036 and were recorded at their estimated fair values of approximately $184.7 million. See Notes to the Consolidated Condensed Financial Statements for additional information.

On April 28, 2020, through a wholly-owned subsidiary, we entered into a Third Amendment to the Vail Holdings Credit Agreement. Pursuant to the Third Amendment, among other terms, we will be exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for the Financial Covenants Temporary Waiver Period, after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). After the Financial Covenants Temporary Waiver Period:

•
the maximum leverage ratio permitted under the maximum leverage ratio financial maintenance covenant reduces each quarter after the expiration of the Financial Covenants Temporary Waiver Period as follows:

(A) first full fiscal quarter: 6.25 to 1.00;
(B) second full fiscal quarter: 5.75 to 1.00;
(C) third full fiscal quarter: 5.25 to 1.00; and
(D) fourth full fiscal quarter and for each fiscal quarter thereafter: 5.00 to 1.00.

•	the minimum interest coverage ratio permitted under the minimum interest coverage ratio financial maintenance covenant will be 2.00 to 1.00.
In addition, we will be required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VRI and its restricted subsidiaries and available commitments under our Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period beginning July 31, 2020 and ending on the date we deliver a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.
We will also be prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the Lenders):

•
paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;

•
making capital expenditures in excess of $200.0 million per 12-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs or ordinary course maintenance repairs;

•	incurring any indebtedness secured by the collateral under the Vail Holdings Credit Agreement other than pursuant to the existing revolving commitments under the Credit Agreement;

•	making non-ordinary course investments in unrestricted subsidiaries unless the Company has liquidity (as defined above) of at least $300.0 million;

•	making investments in non-subsidiaries in excess of $50.0 million in the aggregate; and

•	acquiring all or a majority of the capital stock or all or any substantial portion of the assets of any entity or merging or consolidating with another entity.

During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, will bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR will be subject to a floor of 0.75%. In addition, pursuant to the Third Amendment, the amount by which we are able to increase availability (under the revolver or in the form of term loans) will be increased to an aggregate principal amount not to exceed the greater of (i) $2.25 billion and (ii) the product of 3.25 and the trailing four-quarter Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement).

On May 4, 2020, we completed our offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “Notes”). The Notes are unsecured senior obligations of the Company and will be guaranteed by certain of our domestic subsidiaries (other than certain excluded subsidiaries). A portion of the net proceeds was utilized to pay down the outstanding balance of the revolver component of its Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period), and we intend to use the remaining net proceeds for general corporate purposes and to pay the fees and expenses associated with the offering. We will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an Indenture dated as of May 4, 2020 (the “Indenture”) plus accrued and unpaid interest. Prior to May 15, 2022, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the Indenture. In addition, prior to May 15, 2022, we may redeem up to 35% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.25% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the Indenture).

The Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the Indenture). The Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the Indenture. The Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the Notes issued pursuant to the Indenture.

The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.25 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under the Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.5 billion of variable-rate debt outstanding as of April 30, 2020, although we repaid $400.0 million of the revolver component of our Vail Holdings Credit

Agreement subsequent to April 30, 2020 with proceeds from the Notes. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $14.9 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend for at least the next two quarters in response to the COVID-19 pandemic. Subsequently, pursuant to the Third Amendment of the Vail Holdings Credit Agreement and as discussed above, we will be prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. For the nine months ended April 30, 2020, we paid cash dividends of $5.28 per share ($212.7 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. During the nine months ended April 30, 2020 and 2019, respectively, we repurchased 256,418 Vail Shares (at a total cost of approximately $46.4 million) and 353,007 Vail Shares (at a total cost of approximately $85.0 million). Since inception of this stock repurchase program through April 30, 2020, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of April 30, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Pursuant to the Third Amendment of the Vail Holdings Credit Agreement and as discussed above, we will be prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

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

Pursuant to the Third Amendment of the Vail Holdings Credit Agreement and discussed above in further detail, the Company will be exempt from complying with the restrictive covenants of the Vail Holdings Credit Agreement during the Financial Covenants Temporary Waiver Period, but will be required to comply with a monthly minimum liquidity test during such period.

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2020. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements throughout the fiscal year ending July 31, 2020. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•
the ultimate duration of COVID-19 and its short-term and long-term impacts on consumer behaviors, the economy generally, and our business and results of operations, including the ultimate amount of refunds that we would be required to refund to our pass product holders for qualifying circumstances under our recently launched Epic Coverage program;

•
risks related to our indebtedness and our ability to satisfy our debt service requirements under our outstanding debt including the Notes, which could reduce our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;

•
willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the current outbreak of COVID-19), and the cost and availability of travel options and changing consumer preferences;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2020, we had approximately $1.5 billion of variable rate indebtedness, representing approximately 61.5% of our total debt outstanding, at an average interest rate of 3.7% for both the three and nine months ended April 30, 2020. Based on variable-rate borrowings outstanding as of April 30, 2020, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $14.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

During the nine months ended April 30, 2020, we entered into interest rate swap agreements to fix the interest rate on a portion of our Vail Holdings Credit Agreement, which has the effect of fixing the underlying floating interest rate component of $400.0 million of the principal amount outstanding at an effective rate of 1.46%.

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

	Nine Months Ended April 30,
	2020	2019
Foreign currency translation adjustments, net of tax	$(78,260)	$(44,862)
Foreign currency loss on intercompany loans	$(8,191)	$(5,180)

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
During the nine months ended April 30, 2020, the Company implemented certain internal controls in connection with its adoption of the new lease accounting standard. There were no other changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 26, 2019, as of and for the year ended July 31, 2019, in addition to the risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations.

The current outbreak of the novel coronavirus, or COVID-19, has had, and is expected to continue to have, a significant negative impact on our financial condition and operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency with respect to COVID-19.

Governmental authorities nationally and in affected regions are taking increasingly dramatic actions and mandating various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, ‘‘shelter at home’’ orders and advisories and quarantining of people who may have been exposed to the virus. For instance, on March 14, 2020, following the Company’s own announcement that it was closing its North American mountain resorts, the governor of Colorado issued an executive order directing all ski area operators to suspend operations at ski areas in the state. The order was extended through the end of April 2020. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

In response to the continued challenges associated with the spread of COVID-19, we closed all of our North American mountain resorts, retail/rental stores and lodging properties for the remainder of the 2019/2020 North American ski season. The outbreak of COVID-19 has disrupted our business and has had and is expected to continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of COVID-19 or another pandemic include:

•	our ability to open our North American resorts for their summer season or beyond and our Australian resorts for their winter season in a timely manner, or at all;

•	our ability to attract and retain guests given the risks, or perceived risks, of gathering in public places;

•	the willingness of guests to travel or purchase advanced commitment products, such as our portfolio of season pass products;

•	existing or future restrictions imposed by governmental authorities that may restrict our operations or the ability of our guests to return to our resorts;

•
actual or perceived deterioration or weakness in economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, and their collective impacts on demand for travel and leisure;

•	our ability to adjust capital spending and maintain sufficient liquidity to remain positioned for long-term success;

•	our ability to incentivize and retain our current employees, reinstate our furloughed employees when we reopen, and attract future seasonal employees;

•	our ability to access debt and equity capital on attractive terms, or at all; and

•
the impact of disruption and instability in the global financial markets or deteriorations in credit and financing conditions on our access to capital necessary to fund operating costs, including maintenance capital spending, or to address maturing liabilities.

The extent of the impact of the outbreak of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on factors affecting guest behavior, including consumer confidence and spending and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. In April 2020 we introduced Epic Coverage for the 2020/2021 North American ski season, which provides refunds to all pass holders in the event of certain resort closures (including closures due to COVID-19) for any portion of the season that is not able to be utilized. Accordingly, to the extent that any of our resorts would need to be closed for all or any portion of the 2020/2021 North American ski season (whether due to COVID-19 or otherwise), we could be required to provide a significant amount of refunds to our customers, which could have a material negative impact on our financial performance and condition.

We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. In addition, because of reduced travel demand, certain of our leased properties may not generate revenue sufficient to meet operating expenses.

COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors presented in our Annual Report on Form 10-K, filed with the SEC on September 26, 2019, as of and for the year ended July 31, 2019, and our subsequent filings with the SEC. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

Our indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, prevent us from fulfilling our obligations under the notes, pay our other debts and could divert our cash flow from operations for debt payments.

We have a substantial amount of debt following the consummation of the offering of Unsecured Senior Notes (the “Notes”) in May 2020, which requires significant interest and principal payments. As of April 30, 2020, on an as adjusted basis after giving effect to the offering of the Notes and the application of the proceeds, as well as the subsequent pay down of the revolver component of the Vail Holdings Credit Agreement in its entirety, we would have had $2,614.7 million in total indebtedness outstanding. In addition to the Notes, this amount includes (i) $1,218.8 million of indebtedness pursuant to the term loan facility under Vail Holdings, Inc.’s Eighth Amended and Restated Credit Agreement, as amended (the ‘‘Vail Holdings Credit Agreement’’), (ii) $214.1 million of indebtedness under the Whistler Credit Agreement, (iii) $344.6 million with respect to the Canyons Obligation, (v) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (‘‘EPR’’), as amended (collectively, the ‘‘EPR Agreements’’ and together with the Vail Holdings Credit Agreement and the Whistler Credit Agreement, the ‘‘Credit Agreements,’’ and such facilities, the ‘‘Credit Facilities’’) and (vi) $51.5 million with respect to the EB-5 Development Notes. Subject to the limits contained in the Credit Agreements, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, including the Notes;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, including the notes, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•
our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreements and the Indenture that will govern the notes;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•
it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Credit Facilities bears interest at variable rates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of April 30, 2020, 54,483 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2020 - February 29, 2020	—	$—	—	1,499,659
March 1, 2020 - March 31, 2020	160,800	$155.33	160,800	1,338,859
April 1, 2020 - April 30, 2020	—	$—	—	1,338,859
Total	160,800	$155.33	160,800	1,338,859

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. As of April 30, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Third Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 28, 2020, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto.

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

Vail Resorts, Inc.

Date: June 4, 2020	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 4, 2020	By:	/s/ Ryan H. Siurek
Ryan H. Siurek
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)