Form 10-K
period 2020-07-31
VAIL RESORTS INC
filed 2020-09-24
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $234.51 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,336,675,376.
As of September 21, 2020, 40,189,225 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2020 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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

•
the willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the current outbreak of COVID-19), and the cost and availability of travel options and changing consumer preferences or willingness to travel;

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

•	risks related to cyber-attacks;

•	the seasonality of our business combined with adverse events that may occur during our peak operating periods;

•	competition in our mountain and lodging businesses;

•	the high fixed cost structure of our business;

•	our ability to fund resort capital expenditures;

•	risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;

•	our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;

•	risks related to federal, state, local and foreign government laws, rules and regulations;

•
risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products, properties and services effectively;

•	risks related to our workforce, including increased labor costs, loss of key personnel and our ability to hire and retain a sufficient seasonal workforce;

•	adverse consequences of current or future legal claims;

•	a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;

•
our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Peak Resorts, Hotham, Falls Creek or future acquisitions;

•	our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to acquired businesses;

•	risks associated with international operations;

•	fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars, as compared to the U.S. dollar;

•
changes in accounting judgments and estimates, accounting principles, policies or guidelines or adverse determinations by taxing authorities, as well as risks associated with uncertainty of the impact of tax reform legislation in the United States;

•
risks related to our indebtedness and our ability to satisfy our debt service requirements under our outstanding debt including our unsecured senior notes, which could reduce our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	a materially adverse change in our financial condition; and

•	other risks and uncertainties included under Part I, Item 1A. “Risk Factors” in this document.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of this Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

ITEM 1.	BUSINESS
General
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 87%, 13% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2020 (“Fiscal 2020”).
As of July 31, 2020, our Mountain segment operates thirty-seven world-class destination mountain resorts and regional ski areas (collectively, our “Resorts”). Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations.

In the Lodging segment, we own and/or manage a collection of luxury hotels and condominiums under our RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to our North American mountain resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

We refer to “Resort” as the combination of the Mountain and Lodging segments. Our Real Estate segment owns, develops and sells real estate in and around our resort communities.
For financial information and other information about the Company’s segments and geographic areas, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”
COVID-19 Impact
On March 14, 2020, we announced a temporary closure of our North American Resorts and retail/rental operations as a result of the COVID-19 pandemic and as a precautionary measure for the safety of our guests and employees beginning on March 15, 2020. Subsequently on March 17, 2020, we announced the early closure of the 2019/2020 North American ski season for our North American Resorts, lodging properties and retail stores. Additionally, the ongoing impacts of the COVID-19 pandemic resulted in restrictions, limitations or closures of our 2020 Australian ski area operations and 2020 North American summer operations. Two of our Australian ski areas, Mount Hotham and Falls Creek, opened for their 2020 winter season on July 6, 2020, but we decided to close them four days later due to a “stay at home” order put in place by the Victorian government and specifically for the Melbourne metropolitan area, which represents the majority of visitors for Mount Hotham and Falls Creek, as a result of a reemergence of COVID-19 in the region. These actions and the risks, trends and uncertainties related to COVID-19 are discussed in further detail throughout this document because the COVID-19 pandemic has had a significant adverse impact on our results of operations for Fiscal 2020 and is expected to have a continued negative impact on our results of operations for the year ending July 31, 2021 (“Fiscal 2021”).

Mountain Segment
In the Mountain segment, the Company operates the following 37 destination mountain resorts and regional ski areas, including six resorts within the top ten most visited resorts in the United States for the 2019/2020 North American ski season, as well as Whistler Blackcomb, the most visited resort in North America:

PACIFIC NORTHWEST
WHISTLER BLACKCOMB*
STEVENS PASS
TAHOE
HEAVENLY*
NORTHSTAR*
KIRKWOOD*
ROCKIES
PARK CITY*
CRESTED BUTTE*
BEAVER CREEK*
VAIL*
BRECKENRIDGE*
KEYSTONE*
WHISTLER BLACKCOMB
STEVENS
perisher
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
VAIL RESORTS
EXPERIENCE OF A LIFETIME™
NORTHEAST
STOWE
ATTITASH
WILDCAT
MOUNT SUNAPEE
CROTCHED MOUNTAIN
OKEMO
MOUNT SNOW
HUNTER MOUNTAIN
MID-ATLANTIC
JACK FROST
BIG BOULDER
ROUNDTOP
WHITETAIL
LIBERTY MOUNTAIN
MIDWEST
ALPINE VALLEY
BRANDYWINE
BOSTON MILLS
MAD RIVER MOUNTAIN
MT. BRIGHTON
PAOLI PEAKS
WILMOT
HIDDEN VALLEY
AFTON ALPS
SNOW CREEK

*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.
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
Many of our destination mountain resorts are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. We offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slides, mountain coasters, children’s activities and other recreational activities. Collectively, our Resorts are located in close proximity to population centers totaling over 100 million people.
Destination Mountain Resorts
The below U.S. visitation data for the 2019/2020 ski season is representative of visitation through mid-March 2020, at which point our Resorts closed early for the season as a result of the COVID-19 pandemic, and therefore the visitation results are not necessarily comparable to a full ski season.
Rocky Mountains (Colorado and Utah Resorts)

•
Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2019/2020 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.

•
Park City Resort (“Park City”) - the second most visited mountain resort in the U.S. for the 2019/2020 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.

•
Vail Mountain Resort (“Vail Mountain”) - the third most visited mountain resort in the U.S. for the 2019/2020 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•
Keystone Resort (“Keystone”) - the fourth most visited mountain resort in the U.S. for the 2019/2020 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•
Beaver Creek Resort (“Beaver Creek”) - the ninth most visited mountain resort in the U.S. for the 2019/2020 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.

•
Crested Butte Mountain Resort (“Crested Butte”) - acquired in September 2018, Crested Butte is located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.

Pacific Northwest (British Columbia, Canada)

•
Whistler Blackcomb (“Whistler Blackcomb”) - located in the Coast Mountains of British Columbia, Canada, approximately 85 miles from the Vancouver International Airport, Whistler Blackcomb is the most visited and largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 acres of terrain, 14 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.

Lake Tahoe Resorts

•
Heavenly Mountain Resort (“Heavenly”) - the tenth most visited mountain resort in the U.S. for the 2019/2020 ski season. Heavenly is located near the South Shore of Lake Tahoe with over 4,800 skiable acres, straddling the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.

•
Northstar Resort (“Northstar”) - located near the North Shore of Lake Tahoe, Northstar is the premier luxury mountain resort destination near Lake Tahoe which offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.

•
Kirkwood Mountain Resort (“Kirkwood”) - located about 35 miles southwest of South Lake Tahoe, offering a unique location atop the Sierra Crest, Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.

Regional Ski Areas
Our ski resort network allows us to connect guests with drive-to access and destination resort access on a single season pass product. Building a presence near major metropolitan areas with large populations enables us to drive advanced commitment pass sales among a broad array of guests.
Northeast
We own and operate eight regional ski areas in the Northeast that we believe provide a compelling regional and local connection to guests within driving distance from the New York, Boston and the greater New England markets. Stowe is the premier, high-end regional ski area in the Northeast offering outstanding skiing and an exceptional base area experience. Okemo and Mount Snow are compelling regional destinations serving guests in the New York metropolitan area and throughout New England. Hunter Mountain is a day-trip ski area primarily serving the New York metropolitan area. Additionally, we own four ski areas in New Hampshire serving guests throughout New England.

Mid-Atlantic (Pennsylvania)
We own and operate five ski areas in the Mid-Atlantic region serving guests in Philadelphia, Southern New Jersey, Baltimore and Washington D.C. Our presence in the region allows us to offer compelling local options and easy overnight weekend and holiday trips to our premium Northeast regional ski areas, which are within driving distance from these markets.
Midwest
We own and operate ten ski areas in the Midwest that draw guests from Chicago, Detroit, Minneapolis, St. Louis, Indianapolis, Cleveland, Columbus, Kansas City and Louisville. Located within close proximity to major metropolitan markets, these ski areas provide beginners with easy access to beginner ski programs and offer night skiing for young adults and families. Additionally, the proximity of these ski areas allows for regular usage by avid skiers.
Pacific Northwest (U.S.)
Stevens Pass Resort (“Stevens Pass’’) - acquired in August 2018, Stevens Pass is located less than 85 miles from Seattle and sits on the crest of Washington State’s Cascade Range. Stevens Pass offers terrain for all levels across 1,125 acres of skiable terrain.
Australia
Australia is an important market for both domestic skiing during the Australian winter and as a source of international visitation to the Northern Hemisphere in the Australian off-season, with over one million estimated Australian skier visits annually to North America, Europe and Japan. We own three of the five largest ski areas in Australia, which we serve with the Epic Australia Pass, an Australian dollar denominated pass product marketed specifically to Australian guests. Perisher, located in New South Wales, is the largest ski resort in Australia and targets guests in the Sydney metropolitan area and the broader New South Wales market, while Falls Creek and Mount Hotham are two of the largest ski areas in Victoria and target guests in the Melbourne metropolitan area and the broader Victoria market.
Ski Industry/Competition
There are approximately 770 ski areas in North America with approximately 475 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. During the 2019/2020 North American ski season, combined skier visits for all ski areas in North America were approximately 68.2 million, which was lower than historical levels due to the COVID-19 pandemic and resulting early resort closures in March across the United States and Canada. During the 2018/2019 North American ski season (the ski season immediately prior to the outbreak of the COVID-19 pandemic), combined skier visits for all ski areas in North America were approximately 79.7 million. Our North American Resorts had approximately 12.4 million skier visits during the 2019/2020 ski season, representing approximately 18.2% of North American skier visits.
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
The ski industry statistics stated in this section have been derived primarily from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Surveys as well as other industry publications.
Our Competitive Strengths
Our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Most of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (six of the top ten for the 2019/2020 U.S. ski season), and most of our destination mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
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
Our Resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada receive average annual snowfall between 20 and 39 feet. Even in these areas which receive abundant snowfall, we have invested in significant snowmaking systems that help provide a more consistent experience, especially in the early season. During Fiscal 2020, we completed significant investments in our snowmaking systems in Colorado that transformed the early-season terrain experience at Vail, Keystone and Beaver Creek. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•	Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. In the past several years, we have installed or upgraded several high speed chairlifts and gondolas across our mountain resorts, including:

•	upgrading the Daisy and Brooks fixed-grip lifts at Stevens Pass to four-person high-speed lifts;

•	upgrading the Teocalli fixed-grip lift at Crested Butte to a four-person high-speed lift;

•	installing a new four-person lift at Park City, Over and Out;

•	replacing the Leichardt T-bar lift at Perisher with a new four-person lift;

•	installing a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola;

•	upgrading the four-person Emerald express lift to a high speed six-person lift on Whistler Mountain;

•	upgrading the three-person fixed grip Catskinner lift to a four-person high speed lift at Blackcomb Mountain;

•	upgrading the fixed-grip High Meadow lift to a four-person high speed lift at the Canyons area of Park City;

•	replacing the Galaxy two-person lift with a three-person lift at Heavenly,

•	replacing each of the Northwoods lift at Vail Mountain, the Peak 10 Falcon SuperChair at Breckenridge and the Montezuma lift at Keystone with new high speed, six-passenger lifts; and

•	upgrading the Drink of Water lift at Beaver Creek with a new high speed, four-person lift.
On April 1, 2020 we announced a reduction in our capital plan for calendar year 2020 in order to maintain a strong liquidity position in response to the COVID-19 pandemic. The vast majority of these savings will result from the deferral of many of our discretionary capital projects. We are planning to defer all new chair lifts, terrain expansions and other mountain and base area improvements, while continuing with the vast majority of our maintenance capital spending.

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
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer-focused environment. We offer EpicMix, an online and mobile application that, through radio frequency technology, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); allows a guest to share his or her experience, photos and accomplishments with family and friends on social networks; allows guests to access real time lift line wait times; and allows our ski school instructors to certify the attainment of certain skills and ski levels. We also offer the world’s first digital mountain assistant (“EMMA”), which uses artificial intelligence and natural language processing to offer information on everything from grooming, lift line wait times and parking, in addition to recommendations on rentals, lessons and dining options. We have also invested in lift ticket express fulfillment through new mobile technology by allowing lift ticket purchasers that buy online to bypass the ticket window. Additionally, we are focused on improving the guest ski/snowboard rental experience by eliminating the need for a guest to wait in several lines with the recent introduction of a new “pod” concept in several of our high-volume locations.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•	Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. Our pass products generated approximately 51% of our total lift revenue for Fiscal 2020, which includes the effects of the early closure of our Resorts as well as the deferral of approximately $121 million of pass product revenue from Fiscal 2020 into Fiscal 2021 as a result of pass credits that we offered to 2019/2020 pass holders who renewed for the 2020/2021 ski season. In addition, our pass products attract new guests to our Resorts. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass products range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass which provides unrestricted and unlimited access to all of our Resorts. The Epic Day Pass is a customizable one- to seven-day pass product, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. In September 2019, we acquired Peak Resorts, Inc., which added 17 regional ski areas strategically located near key U.S. population centers in the Northeast, Mid-Atlantic and Midwest regions. In April 2019, we acquired Falls Creek and Hotham, located in Victoria, Australia, expanding our portfolio of Australian ski resorts to complement Perisher, which we acquired in June 2015. Australia is an important international ski market, estimated to generate more than one million skier visits annually to resorts in North America, Japan and Europe. Stevens Pass in Washington State, acquired in August 2018, is located 85 miles from Seattle and 250 miles from Whistler Blackcomb, a world-renowned international skiing destination which receives more than two million skier visits each year, which we acquired in October 2016. We have also made strategic acquisitions of mountain resorts located in the Northeast U.S. recently, including Okemo in Vermont (acquired in September 2018), Mount Sunapee in New Hampshire (acquired in September 2018) and Stowe in Vermont (acquired in June 2017). These ski areas are premier, high-end ski destinations for skiers and snowboarders on the East Coast, which draw visitors from New York City, Boston and the broader Northeast skier population. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan,

Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products.

As a result of the COVID-19 pandemic, we closed our North American Resorts and retail stores beginning on March 15, 2020. To encourage our pass product holders to renew their pass purchases for next season following the early closures this spring, we announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer provides discounts ranging from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. We also announced that we would be implementing a reservation system for our 34 North American Resorts for the 2020/2021 North American ski season, which will only be available for pass holders during the early season (paid lift tickets will not be sold until December 8, 2020).

For the upcoming 2020/2021 North American ski season, we have introduced Epic Mountain Rewards; a program which gives pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at the Company’s North American Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, we introduced Epic Coverage for the 2020/2021 North American ski season, which is free for all pass holders, completely replaces the need for pass insurance, and provides expanded coverage over our historical pass insurance program. Epic Coverage provides refunds in the event of certain resort closures (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for personal circumstances that were historically covered by our pass insurance program, such as eligible injuries, job losses and many other personal events, as well as in the event that the pass holder cannot reserve their preferred days.

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
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. We normally operate approximately 310 dining venues at our Resorts, although there will be some restrictions or limitations for the upcoming 2020/2021 North American ski season as a result of the impacts of COVID-19 and to ensure the safety of our guests and employees. Food options in quick-service restaurants will be more limited this season, with just a handful of ready-to-go hot and cold options and no ability for any custom or special orders. We will be spacing tables in seating areas as well to allow for physical distancing while eating, and we will also be maintaining as much outdoor seating as we can.

•	Retail/Rental
We have approximately 330 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range, the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of our retail/rental locations near key population centers also offer prime venues for selling our pass products.

•	On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. In addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During a normal summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides; mountain biking; horseback riding; guided hiking; 4x4 Jeep tours; and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge, although some of these activities were restricted or limited for the most recent summer season as a result of the impacts of COVID-19 and to ensure the safety of our guests and employees. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

•	Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed hotels and resorts proximate to our mountain resorts, including six RockResorts branded properties and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. Our recent real estate efforts have primarily focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers, which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel management company, RockResorts; managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York and British Columbia, Canada; two NPS concessionaire properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses, including five in Colorado; one in Wyoming; three in Vermont; one in Lake Tahoe, California; one in Park City, Utah; and two in Pennsylvania. For additional property details, see Item 2. “Properties”.
The Lodging segment currently includes approximately 6,000 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resorts in premier destination locations.
In addition to our portfolio of owned and managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, which represents the first point of contact with many of our guests when they arrive by air to Colorado. We offer year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards), Aspen (locations in and around Aspen and Snowmass) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne).
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Starwood’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 615,000 rooms at approximately 2,000 properties in the U.S. as of July 2020. For Fiscal 2020, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $266.43, a paid occupancy rate of 45.9% and revenue per available room (“RevPAR”) of $122.34, as compared to the upper upscale segment’s ADR of $182.00, a paid occupancy rate of 53.5% and RevPAR of $97.30. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties generally results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

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

National Park Concessionaire Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a 15-year concessionaire agreement with the NPS that expires December 31, 2021. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a 15-year concessionaire agreement with the NPS that expires October 31, 2026. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from June through the end of September. As a result of the COVID-19 pandemic and in response to guidance from the NPS, the Centers for Disease Control and Prevention and other local and national health authorities, operations for the 2020 season were limited or adjusted. This included closures of Jackson Lake Lodge and Jenny Lake lodge for the season, as well as the temporary closure of many facilities and restrictions on guided activities, in-restaurant dining and stayover housekeeping service for cabins.
We primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, Forever Resorts and Xanterra Parks & Resorts in retaining and obtaining NPS concessionaire agreements. Four full-service concessionaires provide accommodations within Grand Teton National Park, including GTLC. In a normal operating season, GTLC offers three lodging options within Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities; Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 337 campsites and a 112-space recreational vehicle park. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC’s accommodations within Grand Teton National Park operate near full capacity during their operating season.

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
Marketing and Sales
Our Mountain segment’s marketing and sales efforts are focused on leveraging marketing analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through sales of our pass products, our e-commerce platforms including mobile lift ticket sales, the EpicMix application and our lift ticket windows. We promote our Resorts using guest-centric omni-channel marketing campaigns leveraging email, direct mail, promotional programs, digital marketing (including social, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV and radio). We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our Resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g. lift access, lodging, ski and ride school, rentals, etc.) for their visits. We also enter into strategic alliances with companies to enhance the guest experience at our Resorts, as well as to create opportunities for cross-marketing.
For our Lodging segment, we promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social and display), promotional programs, and print media advertising, all of which are designed to drive traffic to our websites and central reservations call center. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining). In addition, our hotels have active sales forces to generate conference and group business. We market our resort properties in conjunction with our mountain resort marketing efforts where appropriate, given the strong synergies across the two businesses.
Across both the Mountain and Lodging segments, sales made through our websites and call center allow us to transact directly with our guests, which further expands our customer base and enables analytics to deliver an increasingly guest-centric marketing experience.
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
Our lodging business is also highly seasonal in nature, with peak seasons primarily in the winter months (with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations). We actively promote our extensive conference facilities and have added more off-season activities to help offset the seasonality of our lodging business. Additionally, we operate several golf courses proximate to our Resorts, as described above.

Sustainability and Social Responsibility
Sustainability is a core philosophy for us. Our Resorts operate in some of the world’s greatest natural environments, and we are compelled to care for and conserve them. Through our corporate social responsibility and sustainability program, Epic Promise, we focus on resource conservation, forest health and building stronger local communities through contributions to local non-profit organizations. Our sustainability efforts are diverse and touch nearly every area of our operations. In 2017, we launched our Commitment to Zero, a pledge to have a zero net operating footprint by 2030. This commitment includes achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, zero waste to landfills by diverting 100% of waste from our operations and zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 100 global and influential businesses which are committed to 100% renewable electricity. During Fiscal 2020, we made significant progress toward our Commitment to Zero goals. Specifically, we reached our interim goal of achieving 50% waste diversion across the enterprise through waste reduction efforts as well as developing robust composting and recycling diversion programs. We also enabled the new 82-turbine Plum Creek Wind project to come online and committed to purchase 310,000 megawatt hours (MWh) of wind energy annually. This amount of wind power will address more than 90% of the Company’s current electricity use across its 34 North American destination mountain resorts and regional ski areas.
In addition, during Fiscal 2020, we sponsored the reforestation of 39 acres in the Gunnison National Forest in Colorado that had been damaged by bark beetle, which effort addressed 100% of the forests impacted by our operations over the year. Through direct Epic Promise grants and contributions from our $1 guest donation program, we partner with several local environmental organizations to fund restoration projects, including the National Forest Foundation, The Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We encourage our employees to help protect the environment and support their local community, with over 20,000 volunteer hours donated annually on average.
Our Epic Promise community investment grant program focuses support on local programs addressing marginalized youth and critical community needs. During Fiscal 2020, we hosted more than 5,000 youth across our resorts through multi-day programs focused on mentorship, leadership and the impact of outdoor time on mental health. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.
Employees
At fiscal year end, we employed approximately 7,100 year-round employees, including furloughed employees. During the height of our most recent operating seasons (prior to the outbreak of the COVID-19 pandemic for our North American winter operations), we employed approximately 36,100 additional seasonal employees. In addition, we employed approximately 200 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be good.
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

Environmental Compliance and other Laws and Regulations
Our operations are subject to federal, state and local laws and regulations governing the environment including laws and regulations governing water and sewer discharges, water use, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks, and the disposal of waste and hazardous materials. Examples of such laws and regulations in the U.S. include the National Environmental Policy Act (NEPA), the California Environmental Quality Act, and the Vermont Land Use and Development Act. Internationally, we are subject to the Forest and Range Practices Act and Watershed Sustainability Act in British Columbia as well as the Environmental Planning and Assessment Act 1979 (NSW, Australia) and the Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia).
Various federal, state, local and provincial regulations also govern our resort operations, including liquor licensing and food safety regulations applicable to our food and beverage operations and safety standards relating to our lift operations and heli-ski operations at Whistler Blackcomb. In addition, each resort is subject to and must comply with state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances, and wildlife, water and air quality regulations. We believe that we are in compliance, in all material respects, with environmental and other laws and regulations. Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate that it will have a material impact in the future.
Contracts with Governmental Authorities for Resort Operations
U.S. Forest Service Resorts
The operations of Breckenridge, Vail Mountain, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, Mount Snow, Attitash and portions of Beaver Creek and Wildcat are conducted on land under the jurisdiction of the U.S. Forest Service (collectively, the “Forest Service Resorts”). The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service’s authority to approve facilities primarily for year-round recreation. Under the 1986 Act, the Forest Service has the authority to review and approve the location, design and construction of improvements in the permit area and many operational matters.
Each individual national forest is required by the National Forest Management Act to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.
Each of the Forest Service Resorts operates under a SUP, and the acreage and expiration date information for each SUP is as follows:

Forest Service Resort	Acres	Expiration Date
Breckenridge	5,702	December 31, 2029
Vail Mountain	12,353	December 1, 2031
Keystone	8,376	December 31, 2032
Beaver Creek	3,849	November 8, 2039
Heavenly	7,050	May 1, 2042
Mount Snow	894	April 4, 2047
Attitash	279	April 4, 2047
Wildcat	953	November 18, 2050
Kirkwood	2,330	March 1, 2052
Stevens Pass	2,443	August 15, 2058
Crested Butte	4,350	September 27, 2058
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
Whistler Blackcomb
Whistler Blackcomb is comprised of two mountains: Whistler Mountain and Blackcomb Mountain. Whistler Mountain and Blackcomb Mountain are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations. The relationship between Whistler Blackcomb and Her Majesty, the Queen in Right of British Columbia (the “Province”) is largely governed by Master Development Agreements (the “MDAs”) between the Province and Whistler Mountain Resort Limited Partnership (“Whistler LP”) with respect to Whistler Mountain, and between the Province and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”) with respect to Blackcomb Mountain. Together, Whistler LP and Blackcomb LP are referred to as the “Partnerships.”
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
The MDAs require that each of the mountains be developed, operated and maintained in accordance with its respective master plan, which contains requirements as to matters such as trail design and development, passenger lift development and environmental concerns. The MDAs grant a general license to use the Whistler Mountain lands and the Blackcomb Mountain lands for the operation and development of Whistler Blackcomb. The MDAs also provide for the granting of specific tenures of land owned by the Province to the Whistler LP or the Blackcomb LP, as applicable, by way of rights-of-way, leases or licenses. Each Partnership is permitted to develop new improvements to Whistler Mountain or Blackcomb Mountain, as the case may be, within standard municipal type development control conditions. We are obligated to indemnify the Province from third-party claims arising out of our operations under the MDAs.

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
Falls Creek and Hotham are located in the Alpine National Park in Victoria, Australia. Falls Creek and Hotham both operate on Crown land permanently reserved under the Crown Land (Reserves) Act 1978 (Vic), with the exception of three small parcels of freehold land within the Hotham resort area. Each resort is subject to the Alpine Resorts (Management) Act 1997 (Vic) (the “ARM Act”), which is in place to manage the development, promotion, management and use of the resorts on a sustainable basis and in a manner that is compatible with the alpine environment. The ARM Act established the Alpine Resorts Commission to plan for the direction and sustainable growth of Victoria’s five alpine resorts (including Falls Creek and Hotham). This includes review and coordination of the implementation of an Alpine Resorts Strategic Plan to which Falls Creek and Hotham are subject.
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
Prior to expiration of these concession contracts, we will have the opportunity to bid against other prospective concessionaires for award of a new contract. The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a Federal Government shutdown. The NPS may also terminate the concession contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.
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
Governmental authorities nationally and in affected regions have taken and continue to take dramatic actions by mandating various restrictions in an effort to slow the spread of the novel coronavirus (COVID-19), including travel restrictions, restrictions on public gatherings, “shelter at home’’ orders and advisories and quarantining of people who may have been exposed to the virus. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession, with particular risk to the travel and leisure industry, which is disproportionately impacted by travel restrictions and other public health restrictions.

In response to the continued challenges associated with the spread of COVID-19, we closed all of our North American mountain resorts, retail/rental stores and lodging properties early for the 2019/2020 North American ski season in March 2020. Additionally, although our Hotham and Falls Creek resorts opened for their winter season on July 6, 2020, we closed such resorts four days later due to a “stay at home” order put in place by the Victorian government as a result of a reemergence of COVID-19 in the region. The outbreak of COVID-19 has disrupted our business and has had and is expected to continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of COVID-19 or another pandemic include:

•	our ability to open our North American Resorts for their winter season in a timely manner, if at all, and keep such Resorts open;

•	our ability to attract and retain guests given the risks, or perceived risks, of gathering in public places;

•	the willingness of guests to travel or purchase advanced commitment products, such as our portfolio of season pass products;

•	existing or future restrictions imposed by governmental authorities that may restrict our operations or the ability of our guests to return to our Resorts;

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

•
our ability to incentivize and retain our current employees, reinstate our furloughed employees as we reopen, attract and hire sufficient future seasonal employees, and the risk of lawsuits related to COVID-19;

•	our ability to access debt and equity capital on attractive terms, or at all; and

•
the impact of disruption and instability in the global financial markets or deteriorations in credit and financing conditions on our access to capital necessary to fund operating costs, including maintenance capital spending, or to address maturing liabilities.

The extent and duration of the impact of the outbreak of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on factors affecting guest behavior, including consumer confidence and spending and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. In April 2020 we introduced Epic Coverage for the 2020/2021 North American ski season, which provides refunds to all pass holders in the event of certain resort closures (including closures due to COVID-19) for any portion of the season that is not able to be utilized. Accordingly, to the extent that any of our Resorts would need to be closed for all or any portion of the 2020/2021 North American ski season (whether due to COVID-19 or otherwise), we could be required to provide a significant amount of refunds to our customers, which could have a material negative impact on our financial performance and condition.

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

COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors presented in this Annual Report on Form 10-K, and our subsequent filings with the SEC. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

Leisure travel is particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, the cost and availability of travel options and changing consumer preferences or willingness to travel.
Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services, availability of air services and willingness of guests to travel by air could cause a decrease in visitation by Destination guests to our resorts. A significant portion of our guests also travel by vehicle and higher gasoline prices or willingness of guests to travel generally due to safety concerns could cause a decrease in visitation by guests who would typically drive to our resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

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
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues and financial instability in the global markets, may potentially have negative effects on the travel and leisure industry and on our results of operations. See “Risks Related to Our Business—The current outbreak of the novel coronavirus, or COVID-19, has had, and is expected to continue to have, a significant negative impact on our financial condition and operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.” As a result of these and other economic uncertainties, we are experiencing and may continue to experience in the future, a change in booking trends including where guest reservations are made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, that are available at a discount to the single day lift tickets. In the event of a decrease in visitation and overall guest spending we may be required to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to COVID-19, it could impact the volume of international visitation, which could have a significant impact on our operating results.

We are vulnerable to unfavorable weather conditions and the impact of natural disasters.
Our ability to attract guests to our resorts is influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. On the other hand, excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to access our mountain resorts. In the past 20 years, our resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada have averaged between 20 and 39 feet of annual snowfall, which is significantly in excess of the average for North American ski resorts. However, there can be no assurance that our resorts will receive seasonal snowfalls near their historical average in the future. As an example of weather variability, during the 2017/2018 North American ski season, we experienced historically low snowfall across our western U.S. resorts for the first half of the ski season, with snowfall in Vail, Beaver Creek and Park City through January 31, 2018 at the lowest levels recorded in over 30 years while Tahoe was more than 50% below the 20-year average. Additionally, during the 2018/2019 North American ski season, our western U.S. resorts experienced above-average snowfall while through December 31, 2019, our Pacific Northwest resorts (Whistler Blackcomb and Stevens Pass) experienced the lowest snowfall in over 30 years. Past snowfall levels or consistency of snow conditions can impact sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that are typical at such resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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
Our business relies on the use of large volumes of data. We collect and retain guest data, including credit card numbers and other sensitive personal information, for various business purposes, such as processing transactions, marketing and other promotional purposes. We also maintain personal information about our employees. We store and use data in a variety of information systems, including some systems maintained by service providers. Maintaining the integrity and security of that data can be costly and is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. We could make faulty decisions if that data is inaccurate or incomplete. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation.

Cyberattacks could disrupt our business.
Despite our efforts, information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. In recent years, there has been a rise in the number of sophisticated cyberattacks on network and information systems, and as a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which has been material to us to date. We have taken, and continue to take, steps to address these concerns by implementing security and internal controls. However, there can be no assurance that a system interruption, security breach or unauthorized access will not occur.  Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Cyber threats and attacks can have cascading impacts across networks, systems and operations. Those events may include process breakdowns, security architecture or design vulnerabilities, or may result from the acts of third parties, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, malicious social engineering or other malicious activities. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American Resorts is from late November to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2020, approximately 83% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2020 accounted for approximately 51% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our mountain resorts and urban ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business (for example, the outbreak of the COVID-19 pandemic which resulted in a premature closure to our 2019/2020 North American ski season in March 2020. See “Risks Related to Our Business—The current outbreak of the novel coronavirus, or COVID-19, has had, and is expected to continue to have, a significant negative impact on our financial condition and operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.”). Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

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

We face significant competition.
The ski resort and lodging industries are highly competitive. During the 2018/2019 North American ski season (the ski season immediately prior to the outbreak of the COVID-19 pandemic), combined skier visits for all ski areas in North America were approximately 79.7 million. There are approximately 770 ski areas in North America, including approximately 475 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees; credit card fees; retail/rental cost of sales; labor; and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. See “Risks Related to Our Business—The current outbreak of the novel coronavirus, or COVID-19, has had, and is expected to continue to have, a significant negative impact on our financial condition and operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.” As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in wages and other labor costs, energy, healthcare, insurance, transportation and fuel, property taxes, minimum lease payments and other expenses included in our fixed cost structure may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures.
We regularly expend capital to construct, maintain and renovate our mountain resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to forces beyond our control. In March 2020, we announced our full capital plan for calendar year 2020, pursuant to which we anticipated we would spend approximately $210 million to $215 million, including one-time items associated with integrations, the one-time Triple Peaks and Stevens Pass transformation plan, one-time Peak Resorts capital improvements, real estate related capital and approximately $4 million of reimbursable investments. Excluding such one-time items, we expected to spend approximately $155 million to $160 million on resort capital expenditures during calendar year 2020. On April 1, 2020, as part of our response to the impacts of COVID-19 on our business, we announced a reduction to our capital plan for calendar year 2020 by approximately $80 million to $85 million, with the vast majority of these savings coming from the deferral of many of our discretionary capital projects. We are planning to defer all new chair lifts, terrain expansions and other mountain and base area improvements, while continuing with the vast majority of our maintenance capital spending.

Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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
Our U.S. resort operations require permits and approvals from certain federal, state and local authorities, including the Forest Service, U.S. Army Corps of Engineers, the States of Vermont and New Hampshire and the NPS. Virtually all of our ski trails and related activities, including our current and proposed comprehensive summer activities plan, at Vail Mountain, Breckenridge, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, Mount Snow, Wildcat, a majority of Beaver Creek and portions of Attitash are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. Currently, our permits expire on the following dates:

Forest Service Resort	Expiration Date
Breckenridge	December 31, 2029
Vail Mountain	December 1, 2031
Keystone	December 31, 2032
Beaver Creek	November 8, 2039
Heavenly	May 1, 2042
Mount Snow	April 4, 2047
Attitash	April 4, 2047
Wildcat	November 18, 2050
Kirkwood	March 1, 2052
Stevens Pass	August 15, 2058
Crested Butte	September 27, 2058

The Forest Service can terminate or amend these permits if, in its opinion, such termination is required in the public interest. A termination or amendment of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for permits and other approvals. These efforts, if unsuccessful, could impact our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest lands. Stowe and Okemo are partially located on land we lease from the State of Vermont, and Mount Sunapee is located on land we lease from the State of New Hampshire. We are required to seek approval from such states for certain developments and improvements made to the resort. Certain other resorts are operated on land under long term leases with third parties. For example, operations at our Northstar, Park City and Mad River Mountain resorts are conducted pursuant to long-term leases with third parties who require us to operate the resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063 and allows for six 50-year renewal options. Additionally, GTLC and Flagg Ranch operate under concessionaire agreements with the NPS that expire on December 31, 2021 and October 31, 2026, respectively. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town government and may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act, the Australian EPA Act or the Australian EP Act, as applicable. The NEPA and CEQA require the Forest Service, or other governmental entities, to study any proposal for potential environmental impacts and include various alternatives in its analysis. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. Our facilities are subject to risks associated with mold and other indoor building contaminants. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders related to COVID-19, including mask and social distancing requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Changes in security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively.
The information, security, and privacy requirements imposed by applicable laws and governmental regulation and the requirements of the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, or otherwise impact our ability to market our products, properties and services to our guests. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

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

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, which may impact our ability to achieve our operating, growth and financial objectives.
Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our resorts. Maintaining adequate staffing requires precise workforce planning which has been complicated and is unpredictable due the impacts of the COVID-19 pandemic on guest preferences and on labor markets. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain our most qualified employees. Year round employees may seek other employment and seasonal employees may decline to return, to be re-hired, or to be hired for the first time during this coming winter season. Personal or public health concerns related to COVID-19 might make some employees and potential candidates reluctant to work in enclosed environments such as our hotels, restaurants and retail/rental stores. Resort-area housing could be even more limited than usual, making it difficult for employees to obtain available, affordable housing. A shortage of international workers based on immigration and cultural exchange limitations currently in place, failure to recruit and retain new domestic employees in a timely manner, or higher than expected attrition levels all could affect our ability to open and operate parts of our resorts, deliver guest service at traditional margins or achieve our labor cost objectives.

We depend on a seasonal workforce.
Our mountain and lodging operations are highly dependent on a large seasonal workforce. We recruit year-round to fill thousands of seasonal staffing needs each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. Furthermore, we cannot guarantee that we will be able to recruit and hire adequate seasonal personnel as the business requires. Changes in immigration laws could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. For example, on June 22, 2020, an executive order was executed in the United States suspending the issuance of several visas for foreign workers until at least the end of 2020. Increased seasonal wages or an inadequate workforce could have an adverse impact on our results of operations.

We are subject to risks associated with our workforce, including increased labor costs.
We are subject to various federal, state and foreign laws governing matters such as minimum wage requirements, sick leave pay, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Cost of labor and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages and increased employee turnover and health care mandates could also increase our labor costs and labor-related benefits. As minimum wage rates increase, including further potential federal and state legislative changes to the minimum wage rate, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above the minimum wage. From time to time, we have also experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations.

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
We are, from time to time, subject to various asserted or unasserted legal proceedings and claims. Any such proceedings or claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources. While we believe we have adequate insurance coverage and/or accrue for loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot provide any assurance that the outcome of all current or future litigation proceedings and claims will not have a material adverse effect on us and our results of operations.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our business.
A negative public image or other adverse events could affect the reputation of one or more of our mountain resorts, other destination resorts, hotel properties and other businesses or more generally impact the reputation of our brands. Information posted on social media platforms at any time may be adverse to our interests or may be inaccurate, each of which may harm our reputation or business. Any resulting harm on our business may be immediate without affording us an opportunity for redress or correction. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be adversely impacted. Additionally, our intellectual property, including our trademarks, domain names and other proprietary rights, constitutes a significant part of our value. Any misappropriation, infringement or violation of our intellectual property rights could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

There is a risk of accidents occurring at our mountain resorts or competing mountain resorts which may reduce visitation and negatively impact our operations.
Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our resorts, services and activities, including summer activities, and our corporate and management integrity. While we maintain and promote an on-mountain safety program, there are inherent risks associated with our resort activities. From time to time in the past, accidents and other injuries have occurred on Resort property. An accident or an injury at any of our resorts or at resorts operated by competitors, particularly an accident or injury involving the safety of guests and employees that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in us, reduce visitation at our resorts, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations.

Our acquisitions might not be successful.
We have completed numerous acquisitions, including most recently Peak Resorts, Hotham and Falls Creek, and may continue to acquire certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

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

•	potential increased debt leverage;

•	potential issuance of dilutive equity securities;

•	litigation arising from acquisition activity;

•	potential impairment of goodwill, intangible or tangible assets; and

•	unanticipated problems or liabilities.

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
We have recently acquired companies that were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2020 did not include certain elements of the internal controls of Peak Resorts, which was acquired during our fiscal year ended July 31, 2020.

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
As a result of the acquisitions of Whistler Blackcomb in Canada and Perisher, Hotham and Falls Creek in Australia, and potential future international acquisitions, we have and may continue to increase our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

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
We are exposed to currency translation risk because the results of Whistler Blackcomb, Perisher, Hotham and Falls Creek are reported in their local currencies, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as our international operations grow and if we acquire additional international resorts.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Although we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition and liquidity, we are immediately benefiting from the tax credit and payment deferment provisions of the CARES Act.

We are also subject to the examination of tax returns and other tax matters by the Internal Revenue Service (“IRS”) and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

Stock markets in the U.S. have often experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions including acts of terrorism, military conflicts, outbreak of a contagious disease, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels.
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock at an annual rate of $0.60 per share, subject to quarterly declaration. The most recent dividend declared on March 5, 2020 was in the amount of $1.76 per share. Dividends are funded through cash flow from operations, available cash on hand and borrowings under the revolver portion of the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our senior credit facility, the Vail Holdings Credit Agreement, any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. For example, on April 1, 2020, in response to actions taken in response to COVID-19, we announced that our Board of Directors suspended our quarterly dividend for at least two quarters. Additionally, during the period that we are subject to the Temporary Waiver Period (See “Risks Relating to Our Capital Structure—Restrictions imposed by the terms of our indebtedness may prevent or limit our future business plans.”), we are prohibited from paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) we have liquidity of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by us during the Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value.

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

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under the Notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2020, we had $2.4 billion in total indebtedness outstanding. This amount includes (i) $600.0 million aggregate principal amount of our unsecured senior notes issued on May 4, 2020 (the “Notes”), (ii) $1.2 billion of indebtedness pursuant to the term loan facility under Vail Holdings, Inc.’s Eighth Amended and Restated Credit Agreement, as amended (the “Vail Holdings Credit Agreement’’), (iii) $58.2 million of indebtedness under the Whistler Credit Agreement, (iv) $346.0 million with respect to the Canyons Obligation, (v) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR’’), as amended (collectively, the “EPR Agreements’’ and together with the Vail Holdings Credit Agreement and the Whistler Credit Agreement, the “Credit Agreements,’’ and such facilities, the “Credit Facilities’’) and (vi) $51.5 million with respect to the EB-5 Development Notes. Our borrowings under the Vail Holdings Credit

Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, currently bear interest annually at a rate of LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.75% (during the Temporary Waiver Period, as defined below). Subsequent to the expiration of the Temporary Waiver Period (as defined below), interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $333.4 million as of July 31, 2020. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under our outstanding debt;

•	increase our vulnerability to general adverse economic and industry conditions;

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

•
limit our ability to borrow additional funds, refinance debt, or obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes;

•	make it difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt; and

•
cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Credit Facilities bears interest at variable rates. We may be able to incur additional indebtedness in the future. The terms of our senior credit facility and the Notes do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

Restrictions imposed by the terms of our indebtedness may prevent us from capitalizing on business opportunities.
The operating and financial restrictions and covenants in our credit agreements and the indenture governing the Notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests.

Our credit agreements impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:
•incur or guarantee additional debt or issue capital stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;

•	enter into agreements that restrict the ability of subsidiaries to make dividends, distributions or other payments to us or the guarantors;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.

On April 28, 2020, we entered into an amendment to the Vail Holdings Credit Agreement, pursuant to which we will be exempt from complying with the agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). Additionally, pursuant to this amendment, we are required to comply with a monthly minimum liquidity test (defined as unrestricted cash and temporary cash investments of Vail Resorts, Inc. and its restricted subsidiaries and available commitments under our revolving credit facility) of not less than $150.0 million, during the period beginning July 31, 2020 and ending on the date VHI delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period (such period, the “Temporary Waiver Period”).

During the Temporary Waiver Period, we are prohibited from the following (unless majority approval of the lenders is obtained under the Vail Holdings Credit Agreement):

•
paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Credit Agreement and (y) the Company has liquidity of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;

•
making capital expenditures in excess of $200.0 million per 12-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs or ordinary course maintenance repairs;

•	incurring any indebtedness secured by the collateral under the Vail Holdings Credit Agreement other than pursuant to the existing revolving commitments under the Vail Holdings Credit Agreement;

•
making (i) non-ordinary course investments in unrestricted subsidiaries unless the Company has liquidity of at least $300.0 million and (ii) investments in non-subsidiaries in excess of $50.0 million in the aggregate; and

•	acquiring all or a majority of the capital stock or all or any substantial portion of the assets of any entity or merging or consolidating with another entity.

The indenture governing the Notes contains a number of significant restrictions and covenants that limit our ability to:

•	grant or permit liens;

•	engage in sale/leaseback transactions; and

•	engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of our assets.

In addition, the Whistler Credit Agreement contains restrictions on the ability of Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership (together “The WB Partnerships”) and their respective subsidiaries, and the EPR Agreements contain restrictions on the ability of Peak Resorts and its subsidiaries, to make dividends, distributions or other payments to us or the guarantors. We and our subsidiaries are subject to other covenants, representations and warranties in respect of our Credit Facilities, including financial covenants as defined in the Credit Agreements. Events beyond our control, including the impact of the ongoing COVID-19 pandemic, may affect our ability to comply with these covenants.

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

There can be no assurance that we will meet the financial covenants contained in our credit agreements, when in effect. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Facilities, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the applicable agreement(s) governing our indebtedness, in which case such we may be required to repay these borrowings before their due date. We may not have or be able to obtain sufficient funds to make these accelerated payments. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2020, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2020, 1,338,859 shares remained available to repurchase under the existing share repurchase program which has no expiration date.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills/Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Double Tree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices

Location	Ownership	Use
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hotham Airport, Victoria, Australia	Owned	Regional airport
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, and other improvements
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT (894 acres)	SUP	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Sunapee Resort, NH (850 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (approximately 1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased (1)	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased (1)	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Okemo Valley Golf Club, VT	Owned	Golf course, dining facilities and commercial space

Location	Ownership	Use
Paoli Peaks, IN	Owned	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased (2)
Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)

Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seasons at Avon, CO	Leased/50% Owned	Administrative offices and commercial space
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 265 rental and retail stores (of which approximately 120 stores are currently held under lease) for recreational products, and 6 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH	SUP/Owned	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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
Market Information and Dividend Policy
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 21, 2020, 40,189,225 shares of common stock were outstanding, held by approximately 265 holders of record.
The following table sets forth information on the high and low sales prices of our common stock on the NYSE and the quarterly cash dividends declared per share of common stock for each quarterly period for the two most recently completed fiscal years.

Quarter Ended			Cash Dividends Declared Per Share

	Market Price Per Share
	High	Low
Fiscal Year 2020
July 31, 2020	$218.00	$154.19	$—
April 30, 2020	$251.86	$125.00	$1.76
January 31, 2020	$255.37	$226.14	$1.76
October 31, 2019	$248.99	$221.69	$1.76
Fiscal Year 2019
July 31, 2019	$249.67	$209.78	$1.76
April 30, 2019	$229.09	$188.31	$1.76
January 31, 2019	$286.40	$177.92	$1.47
October 31, 2018	$302.76	$228.07	$1.47
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend for at least the next two fiscal quarters in response to the impacts of the COVID-19 pandemic. Additionally, pursuant to the Third Amendment of the Vail Holdings Credit Agreement (as defined below), we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period (as defined below) unless (i) no default or potential default exists under the Vail Holdings Credit Agreement and (ii) the Company has liquidity (as defined below) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of the year ended July 31, 2020 (“Fiscal 2020”). The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of this stock repurchase program through July 31, 2020, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2020, 1,338,859 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions, limitations under the April 2020 amendment to our Vail Holdings Credit Agreement and other factors. These authorizations have no expiration date.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2016 through the end of Fiscal 2020. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”),

The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for our fiscal years ended and as of July 31, 2016 through July 31, 2020 should be read in conjunction with those Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited. The data presented below is in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), average daily rate (“ADR”) and revenue per available room (“RevPAR”) amounts.

	Year Ended July 31,
	2020 (1) (2)	2019 (1)	2018 (1)	2017 (1)	2016 (1)
Statement of Operations Data:

Total net revenue	$1,963,704	$2,271,575	$2,011,553	$1,907,218	$1,601,286

Total segment operating expense	1,466,380	1,571,738	1,396,023	1,322,841	1,152,496

Other operating expense, net	(273,935)	(223,568)	(206,713)	(205,121)	(165,811)
Other expense, net	(106,956)	(77,304)	(68,725)	(30,807)	(40,360)
Income before (provision) benefit from income taxes	$116,433	$398,965	$340,092	$348,449	$242,619
Net Income and Dividends:
Net income (3)	$109,055	$323,493	$401,230	$231,718	$149,454
Net income attributable to Vail Resorts, Inc. (3)	$98,833	$301,163	$379,898	$210,553	$149,754
Diluted net income per share attributable to Vail Resorts, Inc. (3)	$2.42	$7.32	$9.13	$5.22	$4.01
Cash dividends declared per share	$5.28	$6.46	$5.046	$3.726	$2.865
Other Segment Data:
Mountain
Skier visits (4)	13,483	14,998	12,345	12,047	10,032
ETP (5)	$67.72	$68.89	$71.31	$67.93	$65.59
Lodging
ADR (6)	$310.76	$300.47	$300.90	$302.80	$280.38
RevPAR (7)	$90.37	$121.81	$131.08	$127.95	$122.61
Real Estate
Real estate held for sale and investment (8)	$96,844	$101,021	$99,385	$103,405	$111,088
Other Balance Sheet Data:
Cash and cash equivalents (9)	$390,980	$108,850	$178,145	$117,389	$67,897
Total assets (10)	$5,244,232	$4,426,077	$4,064,984	$4,110,718	$2,482,018
Long-term debt, net (including long-term debt due within one year)	$2,450,799	$1,576,260	$1,272,732	$1,272,421	$700,263
Net Debt (11)	$2,059,819	$1,467,410	$1,094,587	$1,155,032	$632,366
Total Vail Resorts, Inc. stockholders’ equity	$1,316,742	$1,500,627	$1,589,434	$1,571,156	$874,540
(1)We have completed several acquisitions of destination mountain resorts and regional ski areas during the past five years, which impacts comparability between years, including Peak Resorts (acquired September 2019); Falls Creek and Hotham (acquired April 2019); Crested Butte, Mount Sunapee and Okemo (acquired September 2018); Stevens Pass (acquired August 2018); Stowe (acquired June 2017); and Whistler Blackcomb (acquired October 2016).
(2)Financial results for the year ended July 31, 2020 were impacted by several one-time adjustments including (i) the deferral of $120.9 million of deferred season pass revenue, as well as $2.9 million of related deferred costs, that would have been recognized during the year ended July 31, 2020 but were deferred as a result of credits that were offered to customers who had purchased 2019/2020 North American pass products and who will purchase 2020/2021 North American pass products, and (ii) an asset impairment of approximately $28.4 million as a result of the effects of the COVID-19 pandemic on our Colorado resort ground transportation company.
(3)Net income, net income attributable to Vail Resorts, Inc. and diluted net income per share attributable to Vail Resorts, Inc. were positively impacted during the year ended July 31, 2018 as a result of one-time tax benefits related to comprehensive U.S. tax legislation, which also resulted in a decreased federal U.S. corporate tax rate prospectively from January 1, 2018, and excess tax benefits from employee share award exercises, as discussed subsequently in this document.
(4)A skier visit represents a person purchasing a ticket or utilizing a pass to access a destination mountain resort or regional ski area for any part of one day during a winter ski season and includes complimentary access.

(5)ETP is calculated by dividing lift revenue by total skier visits during the respective periods.
(6)ADR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of occupied rooms during the respective periods.
(7)RevPAR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of rooms that are available to guests during the respective periods.
(8)Real estate held for sale and investment includes all land, development costs and other improvements associated with real estate held for sale and investment.
(9)Cash and cash equivalents exclude restricted cash.
(10)We adopted a new lease accounting standard on August 1, 2019 using a modified retrospective transition method, in which reporting periods beginning on August 1, 2019 are presented under the new standard, while prior periods were not adjusted and continue to be reported in accordance with the previously applicable accounting guidance. As a result of adopting the new lease accounting standard, the Company recorded $221.8 million of right-of-use (“ROU”) assets and $254.2 million of related total operating lease liabilities in the Consolidated Balance Sheet as of August 1, 2019.
(11)Net Debt, a non-GAAP financial measure, is defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents. Refer to the end of the Results of Operations section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of long-term debt, net to Net Debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A. “Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward-Looking Statements section and Item 1A. “Risk Factors” each included in this Form 10-K.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 87%, 13% and 0%, respectively, of our net revenue for Fiscal 2020.

On March 14, 2020, we announced a temporary closure of our North American Resorts and retail/rental operations as a result of the COVID-19 pandemic and as a precautionary measure for the safety of our guests and employees beginning on March 15, 2020. Subsequently on March 17, 2020, we announced the early closure of the 2019/2020 North American ski season for our North American Resorts, lodging properties and retail stores. Additionally, the ongoing impacts of the COVID-19 pandemic resulted in restrictions, limitations or closures of our 2020 Australian ski area operations and 2020 North American summer operations. Two of our Australian ski areas, Mount Hotham and Falls Creek, opened for their 2020 winter season on July 6, 2020 and were closed four days later due to a “stay at home” order put in place by the Victorian government as a result of a reemergence of COVID-19 in the region. These actions (the “Resort Closures”), and the COVID-19 pandemic in general, had a significant adverse impact to our results of operations for Fiscal 2020 as further described below in the discussion for each of our segments.

Mountain Segment
In the Mountain segment, the Company operates the following 37 destination mountain resorts and regional ski areas:

*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American destination mountain resorts and regional ski areas (collectively, our “Resorts”) occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski areas occurring in our first and fourth fiscal quarters. Our North American Resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Our single largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 53%, 53% and 51% of Mountain segment net revenue for Fiscal 2020, the fiscal year ended July 31, 2019 (“Fiscal 2019”) and the fiscal year ended July 31, 2018 (“Fiscal 2018”), respectively.

During Fiscal 2020 and as a result of the impacts of the COVID-19 pandemic, including the Resort Closures, we announced that we would offer credits to customers who had purchased 2019/2020 North American pass products towards the purchase of a 2020/2021 North American pass product if such purchase was made by September 17, 2020 (the “Credit Offer”). The Credit Offer discounts range from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in Fiscal 2020 and are now expected to be recognized primarily in the second and third quarters of the fiscal year ending July 31, 2021 (“Fiscal 2021”). While we expect most of this revenue and deferred cost will be recognized during Fiscal 2021, in the event that a pass holder obtains a refund under Epic Coverage (as discussed below) for the 2020/2021 North American ski season and is eligible to utilize their credit toward the purchase of a pass product purchase for the 2021/2022 North American ski season, a portion of this deferred revenue and related deferred cost will be recognized in Fiscal 2022.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American mountain resorts is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“Local”) guests. For the 2019/2020 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to approximately 57% and 43%, respectively, for the 2018/2019 North American ski season and approximately 59% and 41%, respectively, for the 2017/2018 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Destination guest visitation is less likely to be impacted by changes in the weather during the current ski season, but may be more impacted by restrictions or preferences for travel due to the COVID-19 pandemic, adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts marketed towards both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass, which we began offering for the 2019/2020 North American ski season, is a customizable one to seven day pass product valid at each of our resorts, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season. For the upcoming 2020/2021 North American ski season, we introduced Epic Mountain Rewards, a program which gives pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at the Company’s North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, we introduced Epic Coverage for the 2020/2021 North American ski season, which is free for all pass holders, completely replacing the need for pass insurance, and providing expanded coverage over our historical pass insurance program. Epic Coverage provides refunds in the event of certain resort closures (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for personal circumstances that were historically covered by our pass insurance program, such as eligible injuries, job losses and many other personal events, as well as in the event that the pass holder cannot reserve their preferred days. Refunds for resort closure events could vary based on the duration of the closure, certain elections made by the pass product holder and the number of days skied by the pass product holder. We will estimate the amount of expected refunds under the Epic Coverage program and will reduce the amount of pass product revenue recognized by that expected amount. The expected refunds will be calculated utilizing estimates and assumptions, including historical data and current information. If we believe it is probable that upon resolution of the contingencies for which we would provide refunds that a significant amount of revenue may be reversed, we will not recognize those amounts as revenue until such time as the contingencies have been resolved.

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

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 51%, 47% and 47% of total lift revenue was derived from pass revenue for Fiscal 2020 (including the impact of the deferral of pass revenue as a result of the Credit Offer), Fiscal 2019 and Fiscal 2018, respectively.

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

Lodging Segment
Operations within the Lodging segment include (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American Resorts; (iii) National Park Service (“NPS”) concessionaire properties including Grand Teton Lodge Company (“GTLC”); (iv) a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 73%, 70% and 68% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses. As discussed above, our North American lodging properties closed early in March for the remainder of the 2019/2020 ski season as a result of the COVID-19 pandemic. Our summer operations for the 2020 season were also limited or adjusted, including at GTLC with the closures of Jackson Lake Lodge and Jenny Lake Lodge, as well as not offering guided activities, in-restaurant dining and the temporary closure of many facilities, among others.

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
Recent Trends, Risks and Uncertainties
We have identified the following significant factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•
Given the escalating concerns surrounding the spread of COVID-19 and the potential impact that continuing to operate our resorts would have had on our resort communities, we suspended the operations at all of our North American Resorts and retail stores beginning on March 15, 2020 for the remainder of the 2019/2020 North American ski season. As a result of the COVID-19 pandemic and in response to guidance from the Centers for Disease Control and Prevention and other local and national health authorities, operations for the 2020 North American summer season were limited, adjusted or restricted. Additionally, although our Mount Hotham and Falls Creek ski areas opened for their 2020 winter season on July 6, 2020, we closed these two ski areas four days later due to a “stay at home” order put in place by the Victorian government as a result of a reemergence of COVID-19 in the region. These various closures and limitations on our operations had a significant negative impact on our results for Fiscal 2020, and we cannot predict the ultimate impact that the Resort Closures and other business disruptions as a result of the COVID-19 pandemic will continue to have on our results for the upcoming 2020/2021 North American ski season or our overall results for Fiscal 2021.

•
The global outbreak of COVID-19 has led to travel restrictions and other adverse economic impacts including reduced consumer confidence, an increase in unemployment rates and volatility in global and local economies. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic, the related global travel restrictions and other adverse impacts, we have seen a significant negative change in performance and expect our future performance will also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of the COVID-19 pandemic will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2020/2021 North American ski season.

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. In early March 2020, we began our pass product sales program for the 2020/2021 North American ski season. In April 2020 and in connection with our announcement of the Credit Offer, we announced significant extensions to our traditional deadlines for pass product sales that normally would have occurred throughout the North American summer selling season. These extensions in our traditional deadlines and broader impacts from COVID-19 has had a significant negative impact on pass product sales through July 31, 2020 in comparison to the prior year comparable pass product sales. As previously discussed, as a result of the Resort Closures, we provided a Credit Offer to 2019/2020 pass product holders to apply toward the purchase of a 2020/2021 pass product. Additionally, looking ahead to the 2020/2021 North American ski season, we are optimistic that we will be operational for the ski season, but we also understand that many pass holders are nervous about the future given the current uncertainty, as our ability to open our Resorts may depend on local and/or state restrictions outside of our control. As a result, we introduced Epic Coverage for the 2020/2021 North American ski season, which is free for all pass holders and completely replaces the need to purchase pass insurance. Epic Coverage provides refunds in the event of certain resort closures (e.g., for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our pass insurance for eligible injuries, job losses and many other personal events, as well as in the event that the pass holder cannot reserve their preferred days. In addition to these changes, in order to give our pass product holders the time they need to make decisions regarding next season, we extended the deadline for pass holders to use their Credit Offer and receive spring benefits (including Buddy Tickets) until September 17, 2020, and we extended the period for pass holders to lock in their purchase with only $49 down. We also announced that we would be implementing a reservation system for our 34 North American Resorts for the 2020/2021 North American ski season, which will only be available for pass holders during the early season (paid lift tickets will not be sold until December 8, 2020).

Season pass sales through September 18, 2020 for the upcoming 2020/2021 North American ski season increased approximately 18% in units and decreased approximately 4% in sales dollars as compared to the period in the prior year through September 20, 2019, with sales dollars for this year reduced by the value of the redeemed credits provided to 2019/2020 North American pass holders. Without deducting for the value of the redeemed credits, sales dollars increased approximately 24% compared to the prior year. Pass sales results are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.76 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales.We cannot predict if this trend will continue for the entire duration of the fall 2020 North American pass sales campaign, nor can we predict the overall impact that the Credit Offer, Epic Coverage, extended spring benefits and the extended $49 down deadline will have on pass product sales or lift revenue for the upcoming 2020/2021 North American ski season.

•
On March 27, 2020, in response to the outbreak of the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during Fiscal 2020 and is expected to continue to impact the Company’s accounting and reporting for income taxes in the future, including the following: (i) allowing a carryback of the entire amount of eligible Federal net operating losses (“NOLs”) generated in calendar years 2018, 2019 and 2020 for up to five years prior to when such losses were incurred, representing a change from previous rules under the Tax Cuts & Jobs Act of 2017 (the “TCJA”), in which NOLs could not be carried back to prior years and utilization was limited to 80% of taxable income in future years; (ii) treatment of certain qualified improvement property (“QIP”) as 15-year property and allowing such QIP placed in service after December 31, 2017 to be eligible for bonus depreciation, which the Company expects will incrementally add to its pre-existing NOLs; and (iii) increases in the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for calendar years 2019 and 2020. The CARES Act also provides for refundable employee retention tax credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. As a result, we recorded a benefit of approximately $9.6 million during Fiscal 2020, which primarily offset Mountain and Lodging operating expense, as a result of wages paid to employees who were not providing services. We are still in the process of fully evaluating the potential benefits that the amendments discussed above will have on our financial statements. We also recognized a credit of approximately $8.5 million during Fiscal 2020 as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for our Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.

•
As of July 31, 2020, we had $391.0 million of cash and cash equivalents as well as $418.8 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on April 28, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.2 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2020, we had C$221.1 million ($165.1 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($224.0 million) less outstanding borrowings of C$78.0 million ($58.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

On April 28, 2020, we entered into the Third Amendment to our Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company is exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ended July 31, 2020 through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). During the Financial Covenants Temporary Waiver Period, we are subject to other restrictions which will limit our ability to make future acquisitions, investments, distributions to stockholders, share repurchases or incur additional debt. See Liquidity and Capital Resources for additional information. Additionally, on May 4, 2020, we completed an offering of $600.0 million in aggregate principal amount of 6.25% Senior Notes due 2025 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, a portion of which was utilized to pay down the outstanding balance of the revolver component of our Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period). The Notes are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries.
We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations through at least the 2021/2022 ski season, even in the event of extended resort shutdowns.

•
On September 24, 2019, through a wholly-owned subsidiary, we acquired 100% of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which we borrowed approximately $335.6 million under the Vail Holdings Credit Agreement to fund the acquisition. The newly acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as lodging operations at certain resorts. We expect that the acquisition of Peak Resorts will positively contribute to our annual results of operations; however we cannot predict the ultimate impact the new resorts will have on our future results of operations.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2020, Fiscal 2019 and Fiscal 2018 (in thousands):

	Year Ended July 31,
	2020	2019	2018
Net income attributable to Vail Resorts, Inc.	$98,833	$301,163	$379,898
Income before (provision) benefit from income taxes	$116,433	$398,965	$340,092
Mountain Reported EBITDA	$500,080	$678,594	$591,605
Lodging Reported EBITDA	3,269	28,100	25,006
Resort Reported EBITDA	$503,349	$706,694	$616,611
Real Estate Reported EBITDA	$(4,128)	$(4,317)	$957

A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), Falls Creek and Hotham (acquired April 4, 2019), Triple Peaks (acquired September 27, 2018) and Stevens Pass (acquired August 15, 2018), prospectively from their respective dates of acquisition.

The COVID-19 pandemic and the Resort Closures both had a significant adverse impact to our results of operations for Fiscal 2020, as further described below in our segment results of operations.

The sections titled “Fiscal 2020 compared to Fiscal 2019” and “Fiscal 2019 compared to Fiscal 2018” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2020 to Fiscal 2019 and Fiscal 2019 to Fiscal 2018, respectively, unless otherwise noted.

Mountain Segment
Mountain segment operating results for Fiscal 2020, Fiscal 2019 and Fiscal 2018 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2020	2019	2018	2020/2019	2019/2018
Mountain net revenue:
Lift	$913,091	$1,033,234	$880,293	(11.6)%	17.4%
Ski school	189,131	215,060	189,910	(12.1)%	13.2%
Dining	160,763	181,837	161,402	(11.6)%	12.7%
Retail/rental	270,299	320,267	296,466	(15.6)%	8.0%
Other	177,159	205,803	194,851	(13.9)%	5.6%
Total Mountain net revenue	1,710,443	1,956,201	1,722,922	(12.6)%	13.5%

Mountain operating expense:
Labor and labor-related benefits	473,365	507,811	443,891	(6.8)%	14.4%
Retail cost of sales	96,497	121,442	111,198	(20.5)%	9.2%
Resort related fees	75,044	96,240	87,111	(22.0)%	10.5%
General and administrative	239,412	233,159	214,090	2.7%	8.9%
Other	327,735	320,915	276,550	2.1%	16.0%
Total Mountain operating expense	1,212,053	1,279,567	1,132,840	(5.3)%	13.0%
Mountain equity investment income, net	1,690	1,960	1,523	(13.8)%	28.7%
Mountain Reported EBITDA	$500,080	$678,594	$591,605	(26.3)%	14.7%
Total skier visits	13,483	14,998	12,345	(10.1)%	21.5%
ETP	$67.72	$68.89	$71.31	(1.7)%	(3.4)%

Mountain Reported EBITDA includes $17.4 million, $16.5 million and $15.7 million of stock-based compensation expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Fiscal 2020 compared to Fiscal 2019
Mountain Reported EBITDA decreased $178.5 million, or 26.3%, primarily due to the impact of the delayed recognition of $120.9 million of pass product revenue during Fiscal 2020 as a result of the Credit Offer to 2019/2020 North American pass product holders from the Resort Closures and the overall impacts of the COVID-19 pandemic, which resulted in significantly reduced visitation and operations at our Resorts and retail stores for the 2019/2020 North American ski season, the 2020 Australian ski season and our 2020 North American summer operations. These decreases were partially offset by the incremental operations of Peak Resorts, Falls Creek and Hotham. Mountain segment results include $13.6 million and $16.4 million of acquisition and integration related expenses for Fiscal 2020 and Fiscal 2019, respectively, which are recorded within Mountain other operating expense.

Lift revenue decreased $120.1 million, or 11.6%, primarily due to a 3.4% decrease in pass product revenue and an 18.8% decrease in non-pass revenue. Pass product revenue decreased primarily as a result of the deferral of approximately $120.9 million of pass product revenue associated with the Credit Offer to 2019/2020 North American pass product holders, which would have been recognized during Fiscal 2020 and which is now expected to be recognized primarily in the second and third quarters of Fiscal 2021, partially offset by a combination of an increase in pricing and units sold and increased pass sales to Destination guests, as well as the introduction of the Epic Day Pass. Non-pass revenue decreased primarily due to significantly reduced skier visitation as a result of the Resort Closures, partially offset by an increase in non-pass ETP (excluding Peak Resorts, Falls Creek and Hotham) of 6.2% and incremental revenue from Peak Resorts, Falls Creek and Hotham of approximately $61.4 million. Total non-pass ETP, including the impact of Peak Resorts, Falls Creek and Hotham decreased 7.3%.

Ski school revenue, dining revenue and retail/rental revenue in Fiscal 2020 all decreased compared to Fiscal 2019 due to the Resort Closures. These decreases were partially offset by incremental revenue from our acquisitions of Peak Resorts, Falls Creek and Hotham of $18.0 million of ski school revenue, $23.8 million of dining revenue and $26.8 million of retail/rental revenue.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. For Fiscal 2020, other revenue decreased as a result of the Resort Closures, partially offset by incremental revenue from Peak Resorts of approximately $12.6 million.

Resort Closures and the associated actions taken by the Company to reduce costs resulted in a decrease in our operating expense of $67.5 million, or 5.3%, which includes incremental operating expenses from Peak Resorts, Falls Creek and Hotham of approximately $121.4 million, as well as $13.6 million and $16.4 million of acquisition and integration related expenses for Fiscal 2020 and Fiscal 2019, respectively.

Labor and labor-related benefits decreased 6.8%, which primarily resulted from cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals, as well as tax credits of approximately $12.0 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia, partially offset by incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $50.7 million. Retail cost of sales decreased 20.5% compared to a decrease in retail sales of 20.1%. Resort related fees decreased 22.0% primarily due to decreases in revenue on which those fees are based, partially offset by incremental expenses from Peak Resorts of approximately $4.3 million. General and administrative expense increased 2.7% primarily due to incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $18.9 million, partially offset by a decrease in allocated corporate overhead costs, a decrease in variable compensation accruals primarily as a result of the Resort Closures and tax credits of approximately $3.3 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia. Other expense increased 2.1% primarily due to incremental operating expenses from Peak Resorts, Falls Creek and Hotham of approximately $42.2 million, partially offset by decreases in variable operating expenses associated with the Resort Closures, as well as a decrease in acquisition and integration related expenses.

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

Ski school revenue increased $25.2 million, or 13.2%, and dining revenue increased $20.4 million, or 12.7%, primarily as a result of incremental revenue at Triple Peaks, Stevens Pass, Falls Creek and Hotham, which represented approximately $13.4 million and $12.9 million of the total increase for ski school revenue and dining revenue, respectively. The remaining increases were primarily due to higher skier visitation.

Retail/rental revenue increased $23.8 million, or 8.0%, of which retail revenue increased $13.6 million, or 6.7%, and rental revenue increased $10.2 million, or 11.0%. The increase in both retail revenue and rental revenue was primarily attributable to higher sales volumes at stores proximate to our western U.S. resorts and other stores in Colorado, as well as incremental revenue from Triple Peaks, Stevens Pass, Falls Creek and Hotham of approximately $13.1 million. These increases were partially offset by removing the low-margin golf product line from our Colorado city stores, store closures and a decrease in sales at Whistler Blackcomb.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. For Fiscal 2019, other revenue increased $11.0 million, or 5.6%, primarily attributable to incremental revenue from Triple Peaks, Stevens Pass, Falls Creek and Hotham of $6.0 million, as well as increases in marketing revenue and mountain activities and services revenue.

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

Labor and labor-related benefits increased 14.4% primarily due to incremental labor expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham of $41.0 million and increased staffing levels at our western U.S. resorts as compared to the prior year due to historic low snowfall during the prior year period, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases, and higher variable compensation accruals. Retail cost of sales increased 9.2% compared to an increase in retail sales of 6.7%. Resort related fees increased 10.5% primarily due to incremental expenses from Triple Peaks and Stevens Pass of $5.3 million as well as increases in revenue on which those fees are based. General and administrative expense increased 8.9% primarily due to incremental expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham of $12.4 million, an increase in variable compensation accruals and an increase in allocated corporate overhead costs primarily associated with marketing and information technology. Other expense increased 16.0% primarily due to incremental expenses from Triple Peaks, Stevens Pass, Falls Creek and Hotham of $26.6 million, as well as increases in season pass alliance expense, acquisition and integration related expenses, employee housing expense, fuel expense and rent expense.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment
Lodging segment operating results for Fiscal 2020, Fiscal 2019 and Fiscal 2018 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2020	2019	2018	2020/2019	2019/2018
Lodging net revenue:
Owned hotel rooms	$44,992	$64,826	$65,252	(30.6)%	(0.7)%
Managed condominium rooms	76,480	86,236	70,198	(11.3)%	22.8%
Dining	38,252	53,730	48,554	(28.8)%	10.7%
Transportation	15,796	21,275	21,111	(25.8)%	0.8%
Golf	17,412	19,648	18,110	(11.4)%	8.5%
Other	44,933	54,617	47,577	(17.7)%	14.8%
	237,865	300,332	270,802	(20.8)%	10.9%
Payroll cost reimbursements	10,549	14,330	13,841	(26.4)%	3.5%
Total Lodging net revenue	248,414	314,662	284,643	(21.1)%	10.5%
Lodging operating expense:
Labor and labor-related benefits	114,279	135,940	121,733	(15.9)%	11.7%
General and administrative	39,283	41,256	37,716	(4.8)%	9.4%
Other	81,034	95,036	86,347	(14.7)%	10.1%
	234,596	272,232	245,796	(13.8)%	10.8%
Reimbursed payroll costs	10,549	14,330	13,841	(26.4)%	3.5%
Total Lodging operating expense	245,145	286,562	259,637	(14.5)%	10.4%
Lodging Reported EBITDA	$3,269	$28,100	$25,006	(88.4)%	12.4%

Owned hotel statistics (1)
ADR	$266.43	$256.50	$250.50	3.9%	2.4%
RevPar	$122.34	$175.45	$173.34	(30.3)%	1.2%
Managed condominium statistics (1)
ADR	$328.98	$324.34	$336.29	1.4%	(3.6)%
RevPar	$83.10	$107.67	$116.26	(22.8)%	(7.4)%
Owned hotel and managed condominium statistics (combined) (1)
ADR	$310.76	$300.47	$300.90	3.4%	(0.1)%
RevPar	$90.37	$121.81	$131.08	(25.8)%	(7.1)%
(1) RevPAR for Fiscal 2020 declined from the prior comparative period primarily due to the Resort Closures. Owned hotel and managed condominium statistics (combined) for Fiscal 2019 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Triple Peaks acquisition, prospectively from the date of acquisition, as well as a new property management contract for units proximate to our Tahoe resorts.
Lodging Reported EBITDA includes $3.4 million, $3.2 million and $3.2 million of stock-based compensation expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Fiscal 2020 compared to Fiscal 2019
Lodging Reported EBITDA for Fiscal 2020 decreased $24.8 million, or 88.4%, primarily due to the impacts of the COVID-19 pandemic and the associated Resort Closures.
Primarily as a result of the Resort Closures, revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each decreased. The decreases resulting from the Resort Closures were partially offset by $13.7 million of incremental revenue from Peak Resorts and Triple Peaks.

Operating expense (excluding reimbursed payroll costs) decreased 13.8%. Labor and labor related benefits decreased 15.9% primarily due to cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals, as well as tax credits of approximately $2.2 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia, partially offset by $6.4 million of incremental expenses from Peak Resorts and Triple Peaks. General and administrative expense decreased 4.8% due to lower allocated corporate overhead costs primarily associated with a reduction in variable compensation accruals, as well as tax credits of approximately $0.5 million associated with recent COVID-19 related legislation passed in the U.S., Canada and Australia. Other expenses decreased 14.7% primarily related to lower variable expenses associated with the impact of the Resort Closures, partially offset by $4.7 million of incremental expenses from Peak Resorts and Triple Peaks.

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
Revenue from managed condominium rooms increased $16.1 million, or 22.8%, primarily due to incremental revenue from Okemo and Crested Butte of $11.7 million, as well as revenue from incremental managed Tahoe lodging properties that we did not manage in the prior year. Dining revenue increased $5.2 million, or 10.7%, primarily due to incremental revenue from our Okemo and Crested Butte lodging properties of $4.3 million and an increase in dining revenue at our Park City lodging properties. Golf revenue increased $1.5 million, or 8.5%, primarily due to incremental revenue from our golf courses at Okemo of $0.8 million, as well as higher revenue at our golf courses in Beaver Creek and at GTLC. Other revenue increased $7.0 million, or 14.8%, primarily due to an increase in allocated corporate revenue, incremental revenue from our lodging properties at Okemo and Crested Butte of $2.4 million, a business interruption insurance recovery related to a closed event facility in Breckenridge and increases in ancillary revenue.
Operating expense (excluding reimbursed payroll costs) increased 10.8%. Labor and labor-related benefits increased 11.7%, primarily due to incremental labor expenses from Okemo, Crested Butte and the incremental managed Tahoe lodging properties that we did not manage in the prior year of $11.3 million, as well as wage increases associated with our minimum wage initiatives, which were in excess of our historical minimum wage increases. General and administrative expense increased 9.4% due to higher corporate overhead costs. Other expense increased 10.1% primarily due to incremental expenses from Okemo and Crested Butte of $6.0 million, as well as an increase in variable operating expenses associated with increases in revenue.

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

Real Estate segment operating results for Fiscal 2020, Fiscal 2019 and Fiscal 2018 are presented by category as follows (in thousands):

				Percentage
	Year Ended July 31,			Increase/(Decrease)
	2020	2019	2018	2020/2019	2019/2018
Total Real Estate net revenue	$4,847	$712	$3,988	580.8%	(82.1)%
Real Estate operating expense:
Cost of sales (including sales commissions)	3,932	13	3,927	30,146.2%	(99.7)%
Other, net	5,250	5,596	(381)	(6.2)%	1,568.8%
Total Real Estate operating expense	9,182	5,609	3,546	63.7%	58.2%
Gain on sale of real property	207	580	515	(64.3)%	12.6%
Real Estate Reported EBITDA	$(4,128)	$(4,317)	$957	4.4%	(551.1)%

Fiscal 2020
During Fiscal 2020, we closed on the sale of a development land parcel for $4.1 million which was recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commission) of $3.9 million.
Other, net operating expense of $5.3 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

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

Fiscal 2018
During Fiscal 2018, we closed on the sales of development land parcels for $3.5 million which were recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commissions) of $3.9 million.

Other, net operating expense included the recognition of a $5.5 million benefit (non-cash in the period) related to a legal settlement in Fiscal 2015 for which cash proceeds were received and established as a liability for estimated future remediation costs of a construction development. All known items were remediated in Fiscal 2018 and, based on continued monitoring, the Company concluded that the need for further remediation is remote. Additionally, other, net operating expense included general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.5 million for the sale of a land parcel.

Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year Ended July 31,			Percentage Increase/(Decrease)
	2020	2019	2018	2020/2019	2019/2018
Depreciation and amortization	$(249,572)	$(218,117)	$(204,462)	14.4%	6.7%
Asset impairments	$(28,372)	$—	$—	nm	nm
Change in fair value of contingent consideration	$2,964	$(5,367)	$1,854	155.2%	(389.5)%
Interest expense, net	$(106,721)	$(79,496)	$(63,226)	34.2%	25.7%
Foreign currency loss on intercompany loans	$(3,230)	$(2,854)	$(8,966)	13.2%	(68.2)%
(Provision) benefit from income taxes	$(7,378)	$(75,472)	$61,138	(90.2)%	223.4%
Effective tax rate (provision) benefit	(6.3)%	(18.9)%	18.0%	(12.6 pts)	36.9 pts
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2020 and Fiscal 2019 increased over the applicable prior fiscal year primarily due to assets acquired in the Peak Resorts acquisition (acquired in Fiscal 2020), as well as due to assets acquired in the Falls Creek, Hotham, Triple Peaks and Stevens Pass acquisitions (each acquired in Fiscal 2019) and discretionary capital projects completed at our resorts in each fiscal year.
Asset impairments. We recorded an asset impairment of approximately $28.4 million during Fiscal 2020 as a result of the effects of the COVID-19 pandemic on our Colorado resort ground transportation company, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. See Notes to the Consolidated Financial Statements for additional information.

Change in fair value of contingent consideration. We recorded a gain of $3.0 million during Fiscal 2020 primarily related to the estimated Contingent Consideration payments for Fiscal 2020 and Fiscal 2021. We recorded a loss of $5.4 million during Fiscal 2019 primarily related to the estimated Contingent Consideration payment for Fiscal 2019. We recorded a gain of $1.9 million during Fiscal 2018 primarily related to a decrease in the estimated Contingent Consideration payment for Fiscal 2018. The estimated fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined, and was $17.8 million and $27.2 million as of July 31, 2020 and 2019, respectively.
Interest expense, net. Interest expense, net for Fiscal 2020 increased compared to Fiscal 2019 primarily due to debt obligations assumed in the Peak Resorts acquisition; borrowings under our 6.25% unsecured bond offering which was completed on May 4, 2020; incremental term loan borrowings under the Vail Holdings Credit Agreement of $335.6 million, which were used to fund the Peak Resorts acquisition in September 2019; and incremental borrowings under the revolver components of our Vail Holdings Credit Agreement and Whistler Credit Agreement, which were almost entirely drawn on during Fiscal 2020 as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic and were subsequently paid down, partially offset by a decrease in variable interest rates. Interest expense, net for Fiscal 2019 increased compared to Fiscal 2018 primarily due to interest expense associated with incremental term loan borrowings under the Vail Holdings Credit Agreement of $265.6 million during Fiscal 2019, which were used to fund the Stevens Pass and Triple Peaks acquisitions in August 2018 and September 2018, respectively, as well as an increase in variable interest rates.
Foreign currency loss on intercompany loans. Foreign currency loss on intercompany loans for Fiscal 2020 increased compared to Fiscal 2019 and decreased for Fiscal 2019 as compared to Fiscal 2018 as a result of the Canadian dollar fluctuating relative to the U.S. dollar, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan, which had an outstanding balance of approximately $137.1 million as of July 31, 2020, requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.
(Provision) benefit from income taxes. Our effective tax rate was a (provision) benefit of (6.3%), (18.9%) and 18.0% in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Our tax (provision) benefit and effective tax rate are driven primarily by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only

(i.e., permanent items); (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items; (iii) taxable income generated by state and foreign jurisdictions that varies from the consolidated pre-tax book income, (iv) the amount of net income attributable to noncontrolling interests and (v) discrete items. The decrease in the effective tax rate provision during Fiscal 2020 compared to Fiscal 2019 was primarily due to lower full year pre-tax net income, as well as a one-time, provisional $3.8 million benefit related to NOL carryback provision of the CARES Act, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards), which are recorded within (provision) benefit from income taxes on the Company’s Consolidated Statements of Operations. The increase in the effective tax rate provision during Fiscal 2019 compared to Fiscal 2018 was primarily due to a one-time, net tax benefit of $61.0 million recorded during Fiscal 2018 as a result of U.S. federal tax reform, which became effective on January 1, 2018, as well as a reduction in excess tax benefits from employee share awards that were exercised (stock appreciation awards) and that vested (restricted stock awards), which are recorded within (provision) benefit from income taxes on the Company’s Consolidated Statements of Operations. Excess tax benefits totaled $7.9 million, $12.9 million and $71.1 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

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
Reconciliation of Segment Earnings
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2020, Fiscal 2019 and Fiscal 2018 (in thousands):

	Year Ended July 31,
	2020	2019	2018
Net income attributable to Vail Resorts, Inc.	$98,833	$301,163	$379,898
Net income attributable to noncontrolling interests	10,222	22,330	21,332
Net income	109,055	323,493	401,230
Provision (benefit) from income taxes	7,378	75,472	(61,138)
Income before provision (benefit) from income taxes	116,433	398,965	340,092
Depreciation and amortization	249,572	218,117	204,462
Asset impairments	28,372	—	—
(Gain) loss on disposal of fixed assets and other, net	(838)	664	4,620
Change in fair value of contingent consideration	(2,964)	5,367	(1,854)
Investment income and other, net	(1,305)	(3,086)	(1,944)
Foreign currency loss on intercompany loans	3,230	2,854	8,966
Interest expense, net	106,721	79,496	63,226
Total Reported EBITDA	$499,221	$702,377	$617,568

Mountain Reported EBITDA	$500,080	$678,594	$591,605
Lodging Reported EBITDA	3,269	28,100	25,006
Resort Reported EBITDA	503,349	706,694	616,611
Real Estate Reported EBITDA	(4,128)	(4,317)	957
Total Reported EBITDA	$499,221	$702,377	$617,568

The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	July 31,
	2020	2019
Long-term debt, net	$2,387,122	$1,527,744
Long-term debt due within one year	63,677	48,516
Total debt	2,450,799	1,576,260
Less: cash and cash equivalents	390,980	108,850
Net Debt	$2,059,819	$1,467,410
Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2020, Fiscal 2019 and Fiscal 2018 are presented by categories as follows (in thousands):

	Year Ended July 31,
	2020	2019	2018
Net cash provided by operating activities	$394,950	$634,231	$548,486
Net cash used in investing activities	$(492,739)	$(596,034)	$(134,579)
Net cash provided by (used in) financing activities	$376,233	$(99,558)	$(350,715)
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-end as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations, although our available cash balance as of July 31, 2020 is higher than our historical July 31 balance as a result of proceeds reflected in the net cash provided by financing activities for fiscal 2020 from the Notes offering, as discussed further below.
Fiscal 2020 compared to Fiscal 2019
We generated $395.0 million of cash from operating activities during Fiscal 2020, a decrease of $239.3 million when compared to $634.2 million of cash generated during Fiscal 2019. The decrease in operating cash flows was primarily a result of decreased Mountain and Lodging segment operating results in Fiscal 2020, primarily due to the Resort Closures; a decrease in accounts payable and accrued liabilities due to declines associated with the Resort Closures (excluding accounts payable and accrued liabilities assumed through acquisitions) and an increase in cash interest payments of approximately $17.5 million primarily associated with debt assumed in the Peak Resorts acquisition and incremental term loan and revolver borrowings under our Vail Holdings Credit Agreement. These decreases were partially offset by increased North American pass product sales and receivable collections for the 2019/2020 North American ski season as compared to the prior year and a decrease in estimated tax payments of $23.1 million. Additionally we generated approximately $4.4 million of proceeds from real estate development land parcel sales in Fiscal 2020 compared to $0.1 million in proceeds from real estate development project closings that occurred in the prior year.
Cash used in investing activities for Fiscal 2020 decreased by $103.3 million, primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during Fiscal 2020, as compared to cash payments of $419.0 million, net of cash acquired, related to the acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham during Fiscal 2019. Additionally, capital expenditures decreased by $19.7 million primarily as a result of actions associated with the deferral of discretionary capital projects related to the Company’s decision to prioritize near-term liquidity.
Cash provided by financing activities increased by $475.8 million during Fiscal 2020 compared to Fiscal 2019, primarily due to (i) the $600.0 million issuance of the Notes in Fiscal 2020; (ii) an increase in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement from $265.5 million during Fiscal 2019, which were used to fund the Triple Peaks and Stevens Pass acquisitions, to $335.6 million during Fiscal 2020, which were used to fund the Peak Resorts acquisition; (iii) an increase in net borrowings under the revolver component of our Whistler Credit Agreement of $24.1 million, primarily relating to funds which were drawn as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic; (iv) a decrease in repurchases of common stock of $38.6 million; and (v) a decrease in dividend payments of $47.8 million associated with the Company’s decision to prioritize near-term liquidity. These increases in cash provided by financing activities were partially offset by (i) an increase in net payments on borrowings under the revolver component of our Vail Holdings Credit Agreement of $286.0 million; (ii) an increase in financing cost payments of $8.8 million, primarily associated with the issuance of the Notes; and (iii) a payment for contingent consideration with regard to our lease for Park City.
Fiscal 2019 compared to Fiscal 2018
We generated $634.2 million of cash from operating activities during Fiscal 2019, an increase of $85.7 million when compared to $548.5 million of cash generated during Fiscal 2018. The increase in operating cash flows was primarily a result of improved Mountain segment operating results in Fiscal 2019, including operating benefits from the acquisitions of Triple Peaks, Stevens Pass, Falls Creek and Hotham, as compared to Fiscal 2018. Additionally, the increase in operating cash flows was a result of an increase in accounts payable. These increases were partially offset by an increase in cash interest payments during Fiscal 2019 primarily associated with incremental term loan borrowings under our Vail Holdings Credit Agreement and an increase in estimated foreign tax payments.
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
Significant Sources of Cash
We had $391.0 million of cash and cash equivalents as of July 31, 2020, compared to $108.9 million as of July 31, 2019. We generated $395.0 million of cash from operating activities during Fiscal 2020 compared to $634.2 million and $548.5 million generated during Fiscal 2019 and Fiscal 2018, respectively, with the decrease in Fiscal 2020 primarily resulting from operational impacts of the COVID-19 pandemic, including the Resort Closures. Although we cannot predict the future impact associated with the COVID-19 pandemic on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).
In addition to our $391.0 million of cash and cash equivalents at July 31, 2020, we had $418.8 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2020 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.2 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$221.1 million ($165.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($224.0 million) less outstanding borrowings of C$78.0 million ($58.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We believe that our liquidity needs in the near term will be met by our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures, which we expect will provide us with sufficient liquidity to fund our operations through at least the 2021/2022 ski season, even in the event of extended resort shutdowns. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 2.5% and Bankers Acceptance Rate plus 1.75%, respectively.
Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. On April 1, 2020, we announced that we would be reducing our capital plan for calendar 2020 as compared to our previously issued guidance by approximately $80 million to $85 million, with the vast majority of these savings coming from the deferral of many of our discretionary capital projects. We are planning to defer all new chair lifts, terrain expansions and other mountain base area improvements, while continuing the vast majority of our maintenance capital spending. Accordingly we now anticipate that we will spend approximately $125 million to $130 million on resort capital expenditures during calendar year 2020. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Normal discretionary capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels, and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment.
Approximately $51 million was spent for capital expenditures in calendar year 2020 as of July 31, 2020, leaving approximately $74 million to $79 million to spend in the remainder of calendar year 2020. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Pursuant to the Third Amendment and discussed further below, we are prohibited, during the Financial Covenants Temporary Waiver Period, from making capital expenditures in excess of $200.0 million per twelve-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs, or ordinary course maintenance repairs.
Acquisition of Peak Resorts
On September 23, 2019, we entered into an amendment to our Vail Holdings Credit Agreement in which we incurred additional term loans of approximately $335.6 million, and we utilized the proceeds to fund the acquisition of 100% of the outstanding stock of Peak Resorts on September 24, 2019 at a purchase price of $11.00 per share or approximately $264.5 million, and to prepay certain portions of Peak Resorts’ outstanding debt and lease obligations that were required to be repaid in order to complete the transaction.
Debt
As of July 31, 2020, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.4 billion debt outstanding as of July 31, 2020) are not due until fiscal year 2025 and beyond. As of July 31, 2020 and 2019, total long-term debt, net (including long-term debt due within one year) was $2,450.8 million and $1,576.3 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,467.4 million as of July 31, 2019 to $2,059.8 million as of July 31, 2020, primarily as a result of $335.6 million in incremental term loans, as discussed above, resulting from the September 23, 2019 amendment of our Vail Holdings Credit Agreement and the assumption of certain debt obligations of Peak Resorts, which have maturities ranging from 2021 through 2036 and were recorded at their estimated fair values of approximately $184.7 million. See Notes to the Consolidated Financial Statements for additional information.
On April 28, 2020, through a wholly-owned subsidiary, we entered into the Third Amendment. Pursuant to the Third Amendment, among other terms, we are exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for the Financial Covenants Temporary Waiver Period, after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). After the Financial Covenants Temporary Waiver Period:

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
In addition, we are required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VRI and its restricted subsidiaries and available commitments under our Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period that began on July 31, 2020 and ending on the date we deliver a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.
We are also prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the lenders under the Vail Holdings Credit Agreement):

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
During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bears interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.75%. In addition, pursuant to the Third Amendment, the amount by which we are able to increase availability (under the revolver or in the form of term loans) was increased to an aggregate principal amount not to exceed the greater of (i) $2.25 billion and (ii) the product of 3.25 and the trailing four-quarter Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement).
On May 4, 2020, we completed our offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “Notes”). The Notes are unsecured senior obligations of the Company and are guaranteed by certain of our domestic subsidiaries. A portion of the net proceeds was utilized to pay down the outstanding balance of the revolver component of our Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period) and to pay the fees and expenses associated with the offering, with the remaining proceeds intended to be used for general corporate purposes. We will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an Indenture dated as of May 4, 2020 (the “Indenture”) plus accrued and unpaid interest. Prior to May 15, 2022, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the Indenture. In addition, prior to May 15, 2022, we may redeem up to 35% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.25% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Notes rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the Indenture).
The Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors of the Notes to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the Indenture). The Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the Indenture. The Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the Notes issued pursuant to the Indenture.

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

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.9 billion of net variable-rate debt outstanding as of July 31, 2020, after consideration of $400.0 million in interest rate swaps which convert variable-rate debt to fixed-rate debt. A 100-basis point change in LIBOR would cause our annual interest payments on our net variable-rate debt to change by approximately $9.1 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment, including the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 6, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During Fiscal 2020, we repurchased 256,418 Vail shares at a cost of $46.4 million. Since the inception of this stock repurchase program through July 31, 2020, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of July 31, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Pursuant to the Third Amendment and as discussed above, we are prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Dividend Payments
We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend for at least the next two quarters in response to the impacts of the COVID-19 pandemic. Subsequently, pursuant to the Third Amendment and as discussed above, we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. For the year ended July 31, 2020, we paid cash dividends of $5.28 per share ($212.7 million in the aggregate). These dividends were funded through available cash on hand and borrowings under the revolving portion of our Vail Holdings Credit Agreement. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

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
Pursuant to the Third Amendment and as discussed above in further detail, we are exempt from complying with the restrictive covenants of the Vail Holdings Credit Agreement during the Financial Covenants Temporary Waiver Period, but are required to comply with a monthly minimum liquidity test during such period.
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2020. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2021. However, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $2.4 billion as of July 31, 2020, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2020 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2021	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$2,444,248	$69,827	$178,935	$1,675,916	$519,570
Fixed Rate Interest (1)	414,370	56,517	112,736	108,268	136,849
Canyons Obligation (2)	1,577,790	28,827	59,395	61,795	1,427,773
Operating Leases and Service Contracts (3)	363,283	68,419	90,527	66,836	137,501
Purchase Obligations and Other (4)	440,387	336,666	87,069	432	16,220
Total Contractual Cash Obligations	$5,240,078	$560,256	$528,662	$1,913,247	$2,237,913
(1)    The fixed-rate interest payments (including payments that are required under interest rate swaps that we have entered into) as well as long-term debt payments, included in the table above, assume that all debt outstanding as of July 31, 2020 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our approximately $0.9 billion of variable-rate long-term debt as of July 31, 2020 is held to maturity and utilizing interest rates in effect at July 31, 2020, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2020 is anticipated to be approximately $24.4 million for Fiscal 2021, approximately $22.7 million for Fiscal 2022 and approximately $14.9 million for at least each of the next three years subsequent to Fiscal 2022. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2020 and do not reflect interest obligations on potential future debt.
Included in Long-Term Debt (Outstanding Principal) are $11.2 million of proceeds resulting from real estate transactions accounted for as a financing arrangements. Fiscal 2021 payments shown above include approximately $6.2 million of proceeds, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2021 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow (see Notes to Consolidated Financial Statements for additional information).
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
(4)    Purchase obligations and other primarily include amounts which are classified as trade payables ($59.7 million), accrued payroll and benefits ($69.3 million), accrued fees and assessments ($26.1 million), contingent consideration liability ($17.8 million), and accrued taxes (including taxes for uncertain tax positions) ($117.2 million) on our Consolidated Balance Sheet as of July 31, 2020; and, other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, not included on our Consolidated Balance Sheet as of July 31, 2020 in accordance with GAAP.
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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. As a result of the coronavirus (COVID-19) pandemic and the impact it has had on our operations during Fiscal 2020, and the expected continuing impact of the pandemic on future operations, we determined that it was appropriate to test certain assets within our Colorado resort ground transportation company for impairment. Our testing for goodwill and indefinite-lived intangible asset impairment consists of a comparison of the estimated fair value of those assets with their net carrying values. If the net carrying value of the assets exceed their estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess; otherwise, no impairment loss is recognized. We recorded an impairment of approximately $28.4 million related to our Colorado resort ground transportation company during Fiscal 2020, which was recorded within asset impairments on our Consolidated Statement of Operations, with corresponding reductions to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. See Notes to Consolidated Financial Statements for additional information. As of July 31, 2020, we determined that no other impairment of goodwill or indefinite-lived intangible assets existed.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) prolonged adverse weather conditions resulting in a sustained decline in guest visitation; (2) a prolonged weakness in the general economic conditions in which guest visitation and spending is adversely impacted (particularly with regard to the ongoing COVID-19 pandemic); and (3) volatility in the equity and debt markets which could result in a higher discount rate.
While historical performance and current expectations have resulted in estimated fair values of our reporting units in excess of carrying values (with the exception of our Colorado resort ground transportation company, as discussed above), if our assumptions are not realized, it is possible that an additional impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2020, we had $1,709.0 million of goodwill and $247.0 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests for goodwill will prove to be an accurate prediction of the future.

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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($76.5 million as of July 31, 2020), relate to the treatment of the Canyons obligation lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $24.9 million for Fiscal 2020.

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
Effect if Actual Results Differ From Assumptions
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the estimated fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in our Consolidated Statements of Operations.
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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2020, there were several interruptions to our normal North American and Australian ski seasons as a result of the COVID-19 pandemic, which resulted in early resort closures. During Fiscal 2020, approximately 83% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2020, we had approximately $0.9 billion of net variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 37% of our total debt outstanding, at an average interest rate during Fiscal 2020 of approximately 3.8%. Based on variable-rate borrowings outstanding as of July 31, 2020, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments on our net variable-rate debt changing by $9.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
During the year ended July 31, 2020, we entered into interest rate swap agreements to fix the interest rate on a portion of our Vail Holdings Credit Agreement, which has the effect of fixing the underlying floating interest rate component of $400.0 million of the principal amount outstanding at an effective rate of 1.46%.
Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and our Australian ski areas are reported in Canadian dollars and Australian dollars respectively, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.
The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing losses and foreign currency loss on intercompany loans recognized in comprehensive income (in thousands):

	Year Ended July 31,
	2020	2019	2018
Foreign currency translation adjustments, net of tax	$(9,075)	$(34,287)	$(61,957)
Foreign currency loss on intercompany loans	$(3,230)	$(2,854)	$(8,966)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2020, 2019 and 2018

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2020, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2020 excluded certain elements of internal controls of Peak Resorts (acquired in September 2019) due to the timing of this acquisition. Those elements of the acquired resorts’ internal controls over financial reporting that have been excluded represent less than 1% of total consolidated assets and approximately 8% of total consolidated net revenues of the Company as of and for the year ended July 31, 2020.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of August 1, 2019.
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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Peak Resorts from its assessment of internal control over financial reporting as of July 31, 2020 because it was acquired by the Company in a purchase business combination during September 2019. Subsequent to the acquisition, certain elements of Peak Resorts’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2020. We have also excluded these elements of internal control over financial reporting of Peak Resorts from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls of less than 1% of consolidated assets and approximately 8% of consolidated net revenues.

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

Fair Value Measurement of the Contingent Consideration

As described in Note 10 to the consolidated financial statements, the Company has established a liability of $17.8 million as of July 31, 2020 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated performance for the years ending July 31, 2021 and July 31, 2022, escalated by an assumed long-term growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, key assumptions in determining the fair value under this model included Park City EBITDA for the year ending July 31, 2022, an assumed long- term growth rate, discount rate and volatility.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the Contingent Consideration is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions for the Park City EBITDA for the year ending July 31, 2022, assumed long-term growth rate, discount rate, and volatility; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurement of the Contingent Consideration including controls over the Company’s significant assumptions. The procedures also included, among others, testing management’s process for developing the fair value measurement and evaluating the significant assumptions used by management, related to the Park City EBITDA for the year ending July 31, 2022, assumed long-term growth rate, discount rate, and volatility. Evaluating management’s assumptions related to the Park City EBITDA for the year ending July 31, 2022, assumed long-term growth rate, discount rate, and volatility involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past EBITDA performance of Park City; (ii) the impact of the COVID-19 pandemic on the future EBITDA performance of Park City; (iii) the consistency with external market data; and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate and volatility assumptions.

Acquisition of Peak Resorts - Valuation of Acquired Depreciable Property, Plant, and Equipment

As described in Note 7 to the consolidated financial statements, the Company completed the acquisition of Peak Resorts, Inc. during the year ended July 31, 2020 resulting in the recognition of an aggregate amount of approximately $427.8 million related to property, plant, and equipment. A substantial portion of the property, plant, and equipment acquired related to depreciable property, plant, and equipment (“Acquired Depreciable PPE”). The process of estimating the fair value of the Acquired Depreciable PPE includes the use of certain estimates and assumptions related to the determination of replacement cost.

The principal considerations for our determination that performing procedures relating to the valuation of the Acquired Depreciable PPE from the Peak Resorts acquisition is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures over management’s valuation of the Acquired Depreciable PPE including the significant assumptions related to the replacement cost; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s significant assumptions and data used in the valuation of the Acquired Depreciable PPE. These procedures also included, among others, (i) testing management’s process for estimating the fair value of Acquired Depreciable PPE; (ii) testing the completeness and accuracy of the underlying data used to estimate the fair value of the Acquired Depreciable PPE; and (iii) evaluating management’s replacement cost assumptions used to estimate the fair value of the Acquired Depreciable PPE. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and the Company’s replacement cost assumptions, including evaluating whether the assumptions used by management were reasonable considering consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 24, 2020

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$390,980	$108,850
Restricted cash	11,106	9,539
Accounts receivable, net of allowances of $2,484 and $724, respectively	106,664	270,896
Inventories, net of reserves of $4,447 and $2,031, respectively	101,856	96,539
Other current assets	54,482	42,116
Total current assets	665,088	527,940
Property, plant and equipment, net (Note 8)	2,192,679	1,842,500
Real estate held for sale and investment	96,844	101,021
Goodwill, net (Note 8)	1,709,020	1,608,206
Intangible assets, net (Note 8)	314,776	306,173
Operating right-of-use assets (Note 4)	225,744	—
Deferred charges and other assets	40,081	40,237
Total assets	$5,244,232	$4,426,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$499,108	$607,857
Income taxes payable	40,680	62,760
Long-term debt due within one year (Note 6)	63,677	48,516
Total current liabilities	603,465	719,133
Long-term debt, net (Note 6)	2,387,122	1,527,744
Operating lease liabilities (Note 4)	217,542	—
Other long-term liabilities (Note 8)	270,245	283,601
Deferred income taxes, net (Note 11)	234,191	168,759
Total liabilities	3,712,565	2,699,237
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,350 and 46,190 shares issued, respectively	464	461
Exchangeable shares, $0.01 par value, 36 and 56 shares issued and outstanding, respectively (Note 5)	—	1
Additional paid-in capital	1,131,624	1,130,083
Accumulated other comprehensive loss	(56,837)	(31,730)
Retained earnings	645,902	759,801
Treasury stock, at cost; 6,161 and 5,905 shares, respectively (Note 16)	(404,411)	(357,989)
Total Vail Resorts, Inc. stockholders’ equity	1,316,742	1,500,627
Noncontrolling interests	214,925	226,213
Total stockholders’ equity	1,531,667	1,726,840
Total liabilities and stockholders’ equity	$5,244,232	$4,426,077
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2020	2019	2018
Net revenue:
Mountain and Lodging services and other	$1,578,463	$1,807,930	$1,584,310
Mountain and Lodging retail and dining	380,394	462,933	423,255
Resort net revenue	1,958,857	2,270,863	2,007,565
Real Estate	4,847	712	3,988
Total net revenue	1,963,704	2,271,575	2,011,553
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,019,437	1,101,670	966,566
Mountain and Lodging retail and dining cost of products sold	159,066	190,044	174,105
General and administrative	278,695	274,415	251,806
Resort operating expense	1,457,198	1,566,129	1,392,477
Real Estate, net	9,182	5,609	3,546
Total segment operating expense	1,466,380	1,571,738	1,396,023
Other operating (expense) income:
Depreciation and amortization	(249,572)	(218,117)	(204,462)
Gain on sale of real property	207	580	515
Asset impairments (Notes 2 & 8)	(28,372)	—	—
Change in fair value of contingent consideration (Note 10)	2,964	(5,367)	1,854
Gain (loss) on disposal of fixed assets and other, net	838	(664)	(4,620)
Income from operations	223,389	476,269	408,817
Interest expense, net	(106,721)	(79,496)	(63,226)
Mountain equity investment income, net	1,690	1,960	1,523
Investment income and other, net	1,305	3,086	1,944
Foreign currency loss on intercompany loans (Note 6)	(3,230)	(2,854)	(8,966)
Income before (provision) benefit from income taxes	116,433	398,965	340,092
(Provision) benefit from income taxes (Note 11)	(7,378)	(75,472)	61,138
Net income	109,055	323,493	401,230
Net income attributable to noncontrolling interests	(10,222)	(22,330)	(21,332)
Net income attributable to Vail Resorts, Inc.	$98,833	$301,163	$379,898
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$2.45	$7.46	$9.40
Diluted net income per share attributable to Vail Resorts, Inc.	$2.42	$7.32	$9.13
Cash dividends declared per share	$5.28	$6.46	$5.046
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2020	2019	2018
Net income	$109,055	$323,493	$401,230
Foreign currency translation adjustments (net of tax of $0, $0 and $1,981, respectively)	(9,075)	(34,287)	(61,957)
Change in estimated fair value of hedging instruments	(22,510)	—	—
Comprehensive income	77,470	289,206	339,273
Comprehensive income attributable to noncontrolling interests	(3,744)	(17,546)	(5,997)
Comprehensive income attributable to Vail Resorts, Inc.	$73,726	$271,660	$333,276
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2017	$454	$1	$1,222,510	$44,395	$550,985	$(247,189)	$1,571,156	$227,803	$1,798,959
Comprehensive income:
Net income	—	—	—	—	379,898	—	379,898	21,332	401,230
Foreign currency translation adjustments, net of tax	—	—	—	(46,622)	—	—	(46,622)	(15,335)	(61,957)
Total comprehensive income							333,276	5,997	339,273
Stock-based compensation (Note 17)	—	—	19,040	—	—	—	19,040	—	19,040
Measurement period adjustment	—	—	—	—	—	—	—	(1,776)	(1,776)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	6	—	(104,083)	—	—	—	(104,077)	—	(104,077)
Repurchases of common stock (Note 16)	—	—	—	—	—	(25,800)	(25,800)	—	(25,800)
Dividends (Note 5)	—	—	—	—	(204,161)	—	(204,161)	—	(204,161)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,795)	(9,795)
Balance, July 31, 2018	460	1	1,137,467	(2,227)	726,722	(272,989)	1,589,434	222,229	1,811,663
Comprehensive income:
Net income	—	—	—	—	301,163	—	301,163	22,330	323,493
Foreign currency translation adjustments, net of tax	—	—	—	(29,503)	—	—	(29,503)	(4,784)	(34,287)
Total comprehensive income							271,660	17,546	289,206
Stock-based compensation (Note 17)	—	—	19,856	—	—	—	19,856	—	19,856
Cumulative effect for adoption of revenue standard	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	1	—	(27,240)	—	—	—	(27,239)	—	(27,239)
Repurchases of common stock (Note 16)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 5)	—	—	—	—	(260,567)	—	(260,567)	—	(260,567)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(13,562)	(13,562)
Balance, July 31, 2019	461	1	1,130,083	(31,730)	759,801	(357,989)	1,500,627	226,213	1,726,840
Comprehensive income:
Net income	—	—	—	—	98,833	—	98,833	10,222	109,055
Foreign currency translation adjustments, net of tax	—	—	—	(2,597)	—	—	(2,597)	(6,478)	(9,075)
Change in estimated fair value of hedging instruments	—	—	—	(22,510)	—	—	(22,510)	—	(22,510)
Total comprehensive income							73,726	3,744	77,470
Stock-based compensation (Note 17)	—	—	21,021	—	—	—	21,021	—	21,021
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	2	—	(19,480)	—	—	—	(19,478)	—	(19,478)
Exchangeable share transfers	1	(1)	—	—	—	—	—	—	—
Repurchases of common stock (Note 16)	—	—	—	—	—	(46,422)	(46,422)	—	(46,422)
Dividends (Note 5)	—	—	—	—	(212,732)	—	(212,732)	—	(212,732)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(15,032)	(15,032)
Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$109,055	$323,493	$401,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,572	218,117	204,462
Asset impairments	28,372	—	—
Cost of real estate sales	3,684	—	3,701
Stock-based compensation expense	21,021	19,856	19,040
Deferred income taxes, net	17,435	22,419	(45,770)
Canyons obligation accreted interest expense	5,773	5,752	5,723
Change in fair value of contingent consideration	(2,964)	5,367	(1,854)
Foreign currency loss on intercompany loans	3,230	2,854	8,966
Gain on sale of real property	(207)	(580)	(515)
Other non-cash income, net	(16,674)	(13,875)	(13,784)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	167,347	(35,406)	(44,261)
Inventories, net	(1,924)	(7,274)	(963)
Accounts payable and accrued liabilities	(82,394)	23,296	1,879
Deferred revenue	(98,003)	35,628	42,007
Income taxes payable - excess tax benefit from share award plans	(8,236)	(12,932)	(71,077)
Income taxes payable - other	(4,951)	38,773	38,453
Other assets and liabilities, net	4,814	8,743	1,249
Net cash provided by operating activities	394,950	634,231	548,486
Cash flows from investing activities:
Capital expenditures	(172,334)	(192,035)	(140,611)
Acquisition of businesses, net of cash acquired	(327,555)	(419,044)	(1,356)
Other investing activities, net	7,150	15,045	7,388
Net cash used in investing activities	(492,739)	(596,034)	(134,579)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	892,625	543,625	225,000
Proceeds from borrowings under Whistler Credit Agreement	209,634	26,518	46,513
Proceeds from borrowings under 6.25% Notes	600,000	—	—
Repayments of borrowings under Vail Holdings Credit Agreement	(811,875)	(235,625)	(182,500)
Repayments of borrowings under Whistler Credit Agreement	(204,032)	(45,060)	(91,941)
Employee taxes paid for share award exercises	(19,478)	(27,239)	(104,077)
Repurchases of common stock	(46,422)	(85,000)	(25,800)
Dividends paid	(212,732)	(260,567)	(204,161)
Other financing activities, net	(31,487)	(16,210)	(13,749)
Net cash provided by (used in) financing activities	376,233	(99,558)	(350,715)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,253	(5,290)	(5,814)
Net increase (decrease) in cash, cash equivalents and restricted cash	283,697	(66,651)	57,378
Cash, cash equivalents and restricted cash:
Beginning of period	$118,389	$185,040	$127,662
End of period	$402,086	$118,389	$185,040
Cash paid for interest	$88,398	$70,888	$53,842
Taxes paid, net	$4,134	$27,212	$16,945
Non-cash investing activities:
Accrued capital expenditures	$15,046	$18,420	$15,638
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
In the Mountain segment, the Company operates the following 37 destination mountain resorts and regional ski areas:
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to the Company’s regional ski areas, which tend to generate skier visits predominantly from their respective local markets.
Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for the Company’s Australian ski areas, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of the Company’s Australian ski areas are conducted pursuant to long-term leases and licenses on land owned by the governments of New South Wales and Victoria, Australia. Okemo, Mount Sunapee and Stowe operate on land leased from the respective states in which the resorts are located and on land owned by the Company.
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
The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature with peak operating seasons primarily from mid-November through mid-April in North America. The peak operating season at the Company’s Australian resorts, NPS concessionaire properties and golf courses generally occurs from June to early October.

2.	Summary of Significant Accounting Policies
Principles of Consolidation — The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries for which the Company has a controlling financial interest. Investments in which the Company does not have a controlling financial interest, but has significant influence, are accounted for under the equity method. All significant intercompany transactions have been eliminated in consolidation.
Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash — The Company considers cash to be restricted when withdrawal or general use is legally restricted. During peak operations of the North American ski season, the Company’s restricted cash balance is primarily associated with customer reservations deposits that are required to be held in a trust pursuant to statutory requirements until such reservations are fulfilled.
Accounts receivable — The Company records trade accounts receivable in the normal course of business related to the sale of products or services. The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectability. Write-offs are evaluated on a case by case basis.
Inventories — The Company’s inventories consist primarily of purchased retail goods, food and beverage items and spare parts. Inventories are stated at the lower of cost or net realizable value, determined using primarily an average weighted cost method. The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.
Property, Plant and Equipment — Property, plant and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in income from operations. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under capital leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-10

Real Estate Held for Sale and Investment — The Company capitalizes as real estate held for sale and investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs. Sales and marketing expenses are charged against income in the period incurred. Additionally, sales commission expenses are charged against income in the period that the related revenue from real estate sales is recorded.
Deferred Financing Costs — Certain costs incurred with the issuance of debt and debt securities are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. When debt is extinguished prior to its maturity date, the amortization of the remaining unamortized deferred financing costs, or pro-rata portion thereof, is charged to loss on extinguishment of debt.

Goodwill and Intangible Assets — The Company has classified as goodwill the cost in excess of estimated fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts and Forest Service permits. Goodwill and various indefinite-lived intangible assets, including certain trademarks, water rights and certain property management contracts, are not amortized but are subject to at least annual impairment testing. The Company tests these non-amortizing assets annually (or more often, if necessary) for impairment as of May 1. Amortizable intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.
The testing for impairment consists of a comparison of the estimated fair value of the assets with their net carrying values. If the net carrying amount of the assets exceed its estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed the estimated fair value, no impairment loss is recognized. For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach.
As a result of the coronavirus (COVID-19) pandemic and the impact it has had on the Company’s operations during the year ended July 31, 2020, and the expected continuing impact of the pandemic on future operations, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. As further discussed in Note 8, the Company recognized an impairment of approximately $28.4 million related to its Colorado resort ground transportation company during the year ended July 31, 2020, which was recorded within asset impairments on the Company’s Consolidated Statement of Operations, with a corresponding reduction to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. See Note 8, Supplementary Balance Sheet Information, for additional information. The Company determined that there were no other impairments of goodwill, definite and indefinite-lived assets for the years ended July 31, 2020, and that there was no impairment to goodwill and no material impairment to definite or indefinite-lived intangible assets for the years ended July 31, 2019 and 2018.
Long-lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. As discussed above, the Company recorded an impairment to long-lived assets related to its Colorado resort ground transportation company during the year ended July 31, 2020. The Company determined that there were no other impairments of long-lived assets for the year ended July 31, 2020, and determined there was no impairment of the net carrying amount of a long-lived asset occurred during the years ended July 31, 2019 and 2018.
Revenue Recognition — The Company’s significant accounting policies with regard to revenue recognition are discussed in Note 3, Revenues.
Real Estate Cost of Sales — Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and sales commission expense. The Company utilizes the relative sales value method to determine cost of sales for condominium units sold within a project when specific identification of costs cannot be reasonably determined.
Foreign Currency Translation — The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within foreign currency loss on intercompany loans on the Company’s Consolidated Statements of Operations.
Reserve Estimates — The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation claims, third-party loss contingencies and property taxes, among other items. The Company estimates the probable costs related to these liabilities that will be incurred and records that amount as a liability in its Consolidated Financial Statements.

Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as incurred.
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2020, 2019 and 2018 was $41.6 million, $44.6 million and $39.8 million, respectively, and was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
Income Taxes — Income tax expense includes U.S. tax (federal and state) and foreign income taxes. The Company’s provision for income taxes is based on pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carrybacks or carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense. See Note 11 “Income Taxes” for more information.
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate, which is a market rate, associated with the debt. The estimated fair value of the 6.25% Notes (as defined in Note 6, Long-Term Debt) is based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and EB-5 Development Notes (each as defined in Note 6, Long-Term Debt), have been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, EPR Secured Notes and EB-5 Development Notes as of July 31, 2020 are presented below (in thousands):

	July 31, 2020
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$643,500
EPR Secured Notes	$137,314	$150,628
EB-5 Development Notes	$47,833	$47,212

Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 17 “Stock Compensation Plan” for more information), less the amount of forfeited awards which are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2020, 2019 and 2018 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2020	2019	2018
Mountain stock-based compensation expense	$17,410	$16,474	$15,716
Lodging stock-based compensation expense	3,399	3,219	3,215
Real Estate stock-based compensation expense	212	163	109
Pre-tax stock-based compensation expense	21,021	19,856	19,040
Less: benefit from income taxes	5,027	4,589	5,406
Net stock-based compensation expense	$15,994	$15,267	$13,634

Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in high-

quality credit institutions. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps (the “Interest Rate Swaps”) to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate. As of July 31, 2020, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6 “Long-Term Debt”), which were designated as cash flow hedges. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income, and such change was recorded as a loss of $22.5 million during the year ended July 31, 2020. Such amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. As of July 31, 2020, the estimated fair value of the Interest Rate Swaps was a liability of approximately $22.5 million and was recorded within other long-term liabilities on the Company’s Consolidated Balance Sheet, and the impact of the underlying cash flows associated with the Interest Rate Swaps are recorded within interest expense, net on the Company’s Consolidated Statements of Operations. See Note 10 “Fair Value Measurements” for more information.
Leases — The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there is one or more assets identified and the right to control the use of any identified asset is conveyed to the Company for a period of time in exchange for consideration. Control over the use of an identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Generally, the Company classifies a lease as a finance lease if the terms of the agreement effectively transfer control of the underlying asset; otherwise, it is classified as an operating lease. For contracts that contain lease and non-lease components, the Company accounts for these components separately. For leases with terms greater than twelve months, the associated lease right-of-use (“ROU”) assets and lease liabilities are recognized at the estimated present value of future lease payments over the lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, the Company uses an estimated incremental borrowing rate to discount the future minimum lease payments. For leases containing fixed rental escalation clauses, the escalators are factored into the determination of future minimum lease payments. The Company includes options to extend a lease when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 4 “Leases” for more information.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Standards
Adopted Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities arising from all leases on the balance sheet, including those classified as operating leases under previous accounting guidance, and to disclose key information about leasing arrangements. The standard also allows for an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of twelve months or less. Under the new guidance, lessees are required to recognize a lease liability and an ROU asset on their balance sheets, while lessor accounting is largely unchanged. In July 2018, the FASB released ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which, among other items, provided an additional and optional transition method. Under this method, an entity initially applies the standard at the adoption date, including the election of certain transition reliefs, and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company adopted ASU No. 2016-02 on August 1, 2019 using the modified retrospective transition method as provided by the standard. In accordance with this transition method, results for reporting periods beginning on August 1, 2019 are presented under the new standard, while prior periods were not adjusted and continue to be reported in accordance with the previously applicable accounting guidance. The Company has elected the package of practical expedients permitted under the transition guidance which allowed the Company to not reassess: (i) whether any existing or expired contracts are or contain leases; (ii) lease classification of any expired or existing leases; or (iii) initial direct costs for any existing leases. The Company has made an accounting policy election to not record leases on the balance sheet with an initial term of twelve months or less. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. Additionally, the Company has elected the practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases. At adoption, the Company was not able to determine the interest rate implicit in its leases; therefore, for existing operating leases, the lease liability was measured using the Company’s estimated incremental borrowing rate. For existing leases, the incremental borrowing rate used was based on the remaining lease term at the adoption date. For leases with minimum lease payments adjusted periodically for inflation, the lease liability was measured using the minimum lease payments adjusted by the inflation index at the adoption date.
On August 1, 2019, as a result of adopting the standard, the Company recorded $221.8 million of operating ROU assets and $254.2 million of related total operating lease liabilities in the Consolidated Balance Sheet (of which $219.3 million was included in operating lease liabilities and $34.9 million was included in accounts payable and accrued liabilities). As a result of the adoption, the Company reclassified $32.4 million of unfavorable lease obligations, deferred rent credits and other related amounts to the operating ROU assets balance, primarily from other long-term liabilities, which reduced the amount recognized as operating ROU assets to $221.8 million. The adoption of the new lease standard did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the year ended July 31, 2020. The Company’s Canyons finance lease was not affected by the implementation of this standard as the arrangement is classified and recorded as a finance lease arrangement under both the previous and new accounting guidance.
In April 2020, the FASB issued clarifying guidance on accounting for certain lease concessions related to the effects of the COVID-19 pandemic under ASC Topic 842, allowing companies to make an election to either account for such lease concessions (i) in the period that they occur as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract) or (ii) ratably over the remainder of the lease term as modifications to the contract. The Company made a policy election to account for such lease concessions as though enforceable rights and obligations to make those concessions existed in the contracts and as a result, will account for concessions in the period in which they occur. This election did not have a material impact on the Company’s Consolidated Financial Statements for the year ended July 31, 2020.
Standards Being Evaluated
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Financial Statements.
3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•
Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and pass products; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at the Company’s Australian ski areas. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of pass products. Deferred revenue is generally recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of pass product holder visits relative to total expected visits. Total expected visits are estimated based on historical data, and the Company believes this estimate provides a faithful depiction of its customers’ pass product usage. When sufficient historical data to determine usage patterns is not available, such as in the case of new product offerings, deferred revenue is recognized on a straight-line basis throughout the ski season until sufficient historical usage patterns are available. The Company also includes other sources of revenue, primarily related to commercial leasing and employee housing leasing arrangements, within other mountain revenue.

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
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores beginning on March 15, 2020. To encourage the Company’s pass product holders to renew their pass purchases for next season following the closures this past spring, the Company announced a credit offer on April 27, 2020 for existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts range from a minimum of 20% to a maximum of 80% for 2019/2020 season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 North American ski season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. For accounting purposes, the Credit Offer constituted a material right to existing 2019/2020 pass product holders to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have been recognized as lift revenue during the year ended July 31, 2020. The Company expects to recognize the revenue associated with the Credit Offer in the second and third fiscal quarters of the fiscal year ending July 31, 2021 or the second and third fiscal quarters of the fiscal year ending July 31, 2022. While the Company expects most of this revenue to be recognized during Fiscal 2021, in the event that a pass holder obtains a refund under Epic Coverage for the 2020/2021 ski season and is eligible to utilize their credit toward the purchase of a pass product for the 2021/2022 ski season, a portion of this deferred revenue and related deferred cost will be recognized in Fiscal 2022. In addition, as a result of the pass product revenue deferral, the Company also deferred approximately $2.9 million of the associated costs of obtaining a contract (primarily credit card processing fees), which will be recognized commensurate with the associated deferred revenue.
The Company estimated the standalone selling price of the Credit Offer by utilizing historical pass holder renewal data to estimate the total amount of credits that are expected to be redeemed. Estimates and assumptions made regarding expected renewal rates impacted the estimate of the transaction price allocated to the Credit Offer and could vary materially from the amount of revenue deferred depending upon actual customer redemptions.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2020, 2019 and 2018 (in thousands):

	Year Ended July 31,
	2020	2019	2018
Mountain net revenue:
Lift	$913,091	$1,033,234	$880,293
Ski School	189,131	215,060	189,910
Dining	160,763	181,837	161,402
Retail/Rental	270,299	320,267	296,466
Other	177,159	205,803	194,851
Total Mountain net revenue	$1,710,443	$1,956,201	$1,722,922
Lodging net revenue:
Owned hotel rooms	$44,992	$64,826	$65,252
Managed condominium rooms	76,480	86,236	70,198
Dining	38,252	53,730	48,554
Transportation	15,796	21,275	21,111
Golf	17,412	19,648	18,110
Other	44,933	54,617	47,577
	237,865	300,332	270,802
Payroll cost reimbursements	10,549	14,330	13,841
Total Lodging net revenue	$248,414	$314,662	$284,643
Total Resort net revenue	$1,958,857	$2,270,863	$2,007,565
Total Real Estate net revenue	4,847	712	3,988
Total net revenue	$1,963,704	$2,271,575	$2,011,553

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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the fourth quarter of its fiscal year. Deferred revenue balances of a short-term nature were $256.4 million and $335.7 million as of July 31, 2020 and 2019, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $121.9 million and $124.3 million as of July 31, 2020 and 2019, respectively. For the year ended July 31, 2020, the Company recognized approximately $266.5 million of revenue that was included in the deferred revenue balance as of July 31, 2019. As of July 31, 2020, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $106.7 million and $270.9 million as of July 31, 2020 and 2019, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.
Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company records these amounts as assets when they are paid prior to the start of the ski season. As of July 31, 2020, $3.5 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. The Company recorded amortization of $11.0 million, $10.6 million and $8.3 million for these costs during the years ended July 31, 2020, 2019 and 2018, respectively, which were recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
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
4.     Leases
The Company’s operating leases consist primarily of commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to 60 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s Consolidated Statements of Operations in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately. Future lease payments that are contingent and non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.
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
The components of lease expense for the year ended July 31, 2020, were as follows (in thousands):

Year Ended July 31, 2020
Finance leases:
Amortization of the finance ROU assets	$9,753
Interest on lease liabilities	$34,035
Operating leases:
Operating lease expense	$43,303
Short-term lease expense (1)	$13,943
Variable lease expense	$1,583

(1) Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Balance Sheet.

The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the year ended July 31, 2020 (in thousands):

Year Ended July 31, 2020
Cash flow supplemental information:
Operating cash outflows for operating leases	$55,344
Operating cash outflows for finance leases	$29,311
Financing cash outflows for finance leases	$5,387
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$18,013

Weighted-average remaining lease terms and discount rates are as follows:

As of July 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	10.6
Finance leases	42.9
Weighted-average discount rate
Operating leases	4.5%
Finance leases	10.0%

Future lease payments for operating and finance leases as of July 31, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$47,013	$28,818
2022	43,699	29,394
2023	38,353	29,982
2024	34,431	30,582
2025	32,405	31,193
Thereafter	137,501	1,773,855
Total future minimum lease payments	333,402	1,923,824
Less amount representing interest	(79,256)	(1,577,790)
Total lease liabilities	$254,146	$346,034
The current portion of operating lease liabilities of approximately $36.6 million as of July 31, 2020 is recorded within accounts payables and accrued liabilities in the Consolidated Balance Sheet. Finance lease liabilities are recorded within long-term debt, net in the Consolidated Balance Sheets.

Future minimum lease payments in accordance with Topic 840 as of July 31, 2019, reflected by fiscal year (August 1 through July 31), were as follows (in thousands):

	Operating Leases	Capital Leases
2020	$44,984	$28,253
2021	42,512	28,818
2022	39,440	29,394
2023	34,840	29,982
2024	30,836	30,582
Thereafter	142,526	1,805,048
Total future minimum lease payments	335,138	1,952,077
Less amount representing interest	—	(1,611,816)
Net future minimum lease payments	$335,138	$340,261

The Canyons finance lease obligation represents the only material finance lease entered into by the Company and was $346.0 million as of July 31, 2020, which represents the estimated annual lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2020, the Company has recorded $117.8 million of finance lease ROU assets in connection with the Canyons lease, net of $65.8 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
5.    Net Income Per Common Share
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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016 (see Note 7, Acquisitions), the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”) and shares of the Company’s wholly-owned Canadian subsidiary (“Exchangeco”). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while outstanding, are substantially the economic equivalent of the Vail Shares and are exchangeable, at any time prior to the seventh anniversary of the closing of the acquisition, into Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.
Presented below is basic and diluted EPS for the years ended July 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended July 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$98,833	$98,833	$301,163	$301,163	$379,898	$379,898
Weighted-average shares outstanding	40,227	40,227	40,292	40,292	40,337	40,337
Weighted-average Exchangeco shares outstanding	46	46	57	57	60	60
Total Weighted-average shares outstanding	40,273	40,273	40,349	40,349	40,397	40,397
Effect of dilutive securities	—	565	—	809	—	1,221
Total shares	40,273	40,838	40,349	41,158	40,397	41,618
Net income per share attributable to Vail Resorts, Inc.	$2.45	$2.42	$7.46	$7.32	$9.40	$9.13

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 2,000, 4,000 and 2,000 for the years ended July 31, 2020, 2019 and 2018, respectively.

Dividends
For the year ended July 31, 2020, the Company paid cash dividends of $5.28 per share ($212.7 million in the aggregate). The Company announced on April 1, 2020 that it would be suspending its quarterly dividend for at least the next two quarters, and will be subject to a dividend limitation under the Financial Covenants Temporary Waiver Period of the Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt).
6.    Long-Term Debt
Long-term debt as of July 31, 2020 and 2019 is summarized as follows (in thousands):

	Maturity	July 31, 2020	July 31, 2019
Vail Holdings Credit Agreement revolver (a)	2024	$—	$208,000
Vail Holdings Credit Agreement term loan (a)	2024	1,203,125	914,375
6.25% Notes (b)	2025	600,000	—
Whistler Credit Agreement revolver (c)	2024	58,236	45,454
EPR Secured Notes (d)	2034-2036	114,162	—
EB-5 Development Notes (e)	2021	51,500	—
Employee housing bonds (f)	2027-2039	52,575	52,575
Canyons obligation (g)	2063	346,034	340,261
Other (h)	2020-2033	18,616	19,465
Total debt		2,444,248	1,580,130
Less: Unamortized premiums, discounts and debt issuance costs (i)		(6,551)	3,870
Less: Current maturities (j)		63,677	48,516
Long-term debt, net		$2,387,122	$1,527,744

(a)On September 23, 2019, in order to fund the acquisition of Peak Resorts, Inc. (“Peak Resorts”), which included the prepayment of certain portions of the outstanding debt and lease obligations of Peak Resorts contemporaneous with the closing of the transaction (see Note 7, Acquisitions), the Company’s wholly-owned subsidiary, Vail Holdings, Inc. (“VHI”), entered into the Second Amendment to the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, and other lenders named therein, through which those lenders agreed to provide an additional $335.6 million in incremental term loans and agreed, on behalf of all lenders, to extend the maturity date for the outstanding term loans and revolver facility under the Vail Holdings Credit Agreement to September 23, 2024. No other material terms of the Vail Holdings Credit Agreement were altered under the amendment.
On April 28, 2020, VHI, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into a Third Amendment to the Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other terms, VHI is exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless VHI makes a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which VHI will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by VHI). After the expiration of the Financial Covenants Temporary Waiver Period:

•	the maximum leverage ratio permitted under the maximum leverage ratio financial maintenance covenant reduces each quarter as follows:
(A) first full fiscal quarter: 6.25 to 1.00;
(B) second full fiscal quarter: 5.75 to 1.00;
(C) third full fiscal quarter: 5.25 to 1.00; and
(D) fourth full fiscal quarter and for each fiscal quarter thereafter: 5.00 to 1.00.

•	the minimum interest coverage ratio permitted under the minimum interest coverage ratio financial maintenance covenant will be 2.00 to 1.00.

In addition, VHI is required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VRI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period that began on July 31, 2020 and ending on the date VHI delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.
The Company is prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the Lenders):

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
During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.75%. In addition, pursuant to the Third Amendment, the amount by which we are able to increase availability (under the revolver or in the form of term loans) was increased to an aggregate principal amount not to exceed the greater of (i) $2.25 billion and (ii) the product of 3.25 and the trailing four-quarter Adjusted EBITDA (as defined in the Credit Agreement).
As of July 31, 2020, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.2 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations, as discussed above. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of July 31, 2020 (2.66% as of July 31, 2020 for $400.0 million of borrowings, and for amounts in excess of $400.0 million in which LIBOR is subject to a floor of 0.75% during the Financial Covenants Temporary Waiver Period, 3.25% as of July 31, 2020). Other than as impacted by the provisions in place during the Financial Covenants Temporary Waiver Period, interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of July 31, 2020). During the year ended July 31, 2020, the Company entered into various interest rate swap agreements to hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement for the remaining term of the agreement at an effective rate of 1.46%.
(b)On May 4, 2020, the Company completed its offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “Notes”), and a portion of the net proceeds were utilized to pay down the outstanding balance of the revolver component of its Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period) and to pay the fees and expenses associated with the offering, with the remaining net proceeds intended to be used for general corporate purposes.
The Company will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2020. The Notes will mature on May 15, 2025. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an Indenture dated as of May 4, 2020 (the “Indenture”) plus accrued and unpaid interest. Prior to May 15, 2022, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the Indenture. In addition, prior to May 15, 2022, the Company may redeem up to 35% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.25% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Notes are senior unsecured obligations of the Company, are guaranteed by certain of the Company’s domestic subsidiaries, and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the Indenture).
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
(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the year ended July 31, 2020, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2024. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million, subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2020, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 1.25% per annum or (b) by way of the issuance of bankers’ acceptances plus 2.25% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 1.25% per annum or (b) Bankers Acceptance Rate plus 2.25% per annum. As of July 31, 2020, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 2.25% (approximately 2.79% as of July 31, 2020). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2020 is equal to 0.5063% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
(d)On September 24, 2019, in conjunction with the acquisition of Peak Resorts (see Note 7, Acquisitions), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:

i.
The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2020, interest on this note accrued at a rate of 11.21%.

ii.
The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2020, interest on this note accrued at a rate of 10.75%.

iii.
The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2020, interest on this note accrued at a rate of 10.75%.

iv.
The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2020, interest on this note accrued at a rate of 11.78%.

v.
The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2020, interest on this note accrued at a rate of 8.57%.

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
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of July 31, 2020 the Company had funded the EPR debt service reserve account in an amount equal to approximately $5.7 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.
(e)Peak Resorts serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Carinthia Partnerships”), which were formed to raise $52.0 million through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”), pursuant to the Immigration and Nationality Act (the “EB-5 Program”). The EB-5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB-5 Investors”) seeking lawful permanent resident status based on their investment in a U.S commercial enterprise. On December 27, 2016, Peak Resorts borrowed $52.0 million from the Carinthia Partnerships to fund two capital projects at Mount Snow. The amounts were borrowed through two loan agreements, which provided $30.0 million and $22.0 million (together, the “EB-5 Development Notes”). Amounts outstanding under the EB-5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to an extension of up to two additional years at the option of the borrowers, with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension. Upon an event of default (as defined), amounts outstanding under the EB-5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. While the EB-5 Development Notes are outstanding, Peak Resorts is restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing of the properties or assets financed with loan proceeds. In addition, Peak Resorts is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 Investors from being admitted to the U.S. via the EB-5 Program.
(f)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.1% (0.17% to 0.27% as of July 31, 2020).
Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2020 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(g)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Lease. The obligation at July 31, 2020 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $40.7 million.
(h)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $11.2 million of proceeds for these sales transactions during the year ended July 31, 2019, which are reflected within long-term debt, net. Other obligations also consist of a $3.6 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.
(i)In connection with the acquisition of Peak Resorts, the Company estimated the acquisition date fair values of the debt instruments assumed, including the EPR Secured Notes and the EB-5 Development Notes, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, which is amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments
(j)Current maturities represent principal payments due in the next 12 months, and exclude approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2021 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.

Aggregate maturities for debt outstanding, including capital lease obligations, as of July 31, 2020 reflected by fiscal year are as follows (in thousands):

Total
2021 (1)	$69,827
2022	115,195
2023	63,740
2024	63,796
2025	1,612,120
Thereafter	519,570
Total debt	$2,444,248

(1) Includes approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2021 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
The Company recorded interest expense of $106.7 million, $79.5 million and $63.2 million for the years ended July 31, 2020, 2019 and 2018, respectively, of which $1.9 million, $1.3 million and $1.3 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $3.2 million, $2.9 million and $9.0 million of non-cash foreign currency loss on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2020, 2019 and 2018, respectively, on the Company’s Consolidated Statements of Operations.
7.     Acquisitions
Peak Resorts
On September 24, 2019, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing of the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which the Company borrowed approximately $335.6 million under the Vail Holdings Credit Agreement (see Note 6, Long-Term Debt) to fund the acquisition, repayment of debt instruments and lease obligations, and associated acquisition related expenses. The newly acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The Company assumed the Special Use Permits from the U.S. Forest Service for Attitash, Mount Snow and Wildcat Mountain, and assumed the land leases for Mad River and Paoli Peaks. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as lodging operations at certain resorts.

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$19,578
Property, plant and equipment	427,793
Goodwill	135,879
Identifiable intangible assets	19,221
Other assets	16,203
Assumed long-term debt	(184,668)
Other liabilities	(99,275)
Net assets acquired	$334,731
During the three months ended July 31, 2020, the Company recorded measurement period adjustments of approximately $8.6 million primarily related to the finalization of pre-acquisition period tax returns for Peak Resorts, which decreased deferred income taxes, net (included in other liabilities in the table above) with a corresponding decrease to goodwill, net.
Identifiable intangible assets acquired in the transaction were primarily related to trade names and property management contracts, which had acquisition date estimated fair values of approximately $15.8 million and $3.1 million, respectively. The process of estimating the fair value of the depreciable property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company assumed various debt obligations of Peak Resorts, which were recorded at their respective estimated fair values as of the acquisition date (see Note 6, Long-Term Debt). The Company incurred $3.1 million of acquisition related expenses associated with the transaction which were recorded within Mountain and Lodging operating expense in its Consolidated Statement of Operations for the year ended July 31, 2020. The operating results of Peak Resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.
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
Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Peak Resorts, Falls Creek and Hotham, Stevens Pass and Triple Peaks were completed at the beginning of the fiscal year preceding the respective fiscal year in which each acquisition occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place at the beginning of the fiscal year preceding the fiscal year in which each acquisition occurred (in thousands, except per share amounts).

	Year Ended July 31,
	2020	2019
Pro forma net revenue	$1,970,363	$2,490,809
Pro forma net income attributable to Vail Resorts, Inc.	$100,205	$301,234
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.49	$7.47
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.45	$7.32

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment, including capital lease assets, follows (in thousands):

	July 31,
	2020	2019
Land and land improvements	$750,714	$619,561
Buildings and building improvements	1,475,661	1,284,438
Machinery and equipment	1,361,178	1,160,817
Furniture and fixtures	308,267	309,271
Software	104,223	118,815
Vehicles	80,510	65,556
Construction in progress	81,967	79,282
Gross property, plant and equipment	4,162,520	3,637,740
Accumulated depreciation	(1,969,841)	(1,795,240)
Property, plant and equipment, net	$2,192,679	$1,842,500

Depreciation expense, which included depreciation of assets recorded under capital leases, for the years ended July 31, 2020, 2019 and 2018 totaled $243.1 million, $210.7 million and $199.2 million, respectively.
The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2020 and 2019 (in thousands):

	July 31,
	2020	2019
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,160	42,160
Machinery and equipment	60,384	60,384
Gross property, plant and equipment	183,590	183,590
Accumulated depreciation	(65,792)	(56,040)
Property, plant and equipment, net	$117,798	$127,550

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2020	2019
Goodwill
Goodwill	$1,752,062	$1,625,560
Accumulated impairments	(25,688)	—
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,709,020	$1,608,206

Indefinite-lived intangible assets
Trademarks	$230,000	$215,905
Other	41,667	42,166
Total gross indefinite-lived intangible assets	271,667	258,071
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	$246,954	$233,358
Amortizable intangible assets
Trademarks	$38,208	$42,108
Other	70,772	67,538
Total gross amortizable intangible assets	108,980	109,646
Accumulated amortization	(41,158)	(36,831)
Amortizable intangible assets, net	67,822	72,815
Total gross intangible assets	380,647	367,717
Total accumulated amortization	(65,871)	(61,544)
Total intangible assets, net	$314,776	$306,173

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2020, 2019 and 2018 totaled $6.5 million, $7.4 million and $5.3 million, respectively, and is estimated to be approximately $4.3 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2020 and 2019 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2018	$1,407,787	$67,899	$1,475,686
Acquisitions (including measurement period adjustments)	152,049	—	152,049
Effects of changes in foreign currency exchange rates	(19,529)	—	(19,529)
Balance at July 31, 2019	1,540,307	67,899	1,608,206
Acquisitions (including measurement period adjustments)	135,987	—	135,987
Asset impairments	—	(25,688)	(25,688)
Effects of changes in foreign currency exchange rates	(9,485)	—	(9,485)
Balance at July 31, 2020	$1,666,809	$42,211	$1,709,020

Asset Impairments
The Company recorded asset impairments during the year ended July 31, 2020 of $28.4 million, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. These asset impairments encompass various estimates and assumptions about fair value, which are based predominately on significant unobservable inputs.

As a result of the COVID-19 pandemic and the impact it has had on the Company’s operations during the year ended July 31, 2020, and the expected continuing impact of the pandemic on future operations, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. Additionally, the Company determined that certain long-lived assets of its Colorado resort ground transportation company were not recoverable. As a result, the Company recognized impairments of goodwill of approximately $25.7 million and intangible assets and long-lived assets of $2.7 million, which were recorded within asset impairments on the Company’s Consolidated Statement of Operations during the year ended July 31, 2020.
The Company estimated the fair value of its Colorado resort ground transportation company reporting unit based on an analysis of the present value of future cash flows (an income approach). The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital for the reporting unit, projected cash flows and the long-term rate of growth, all of which are significant unobservable (Level 3) inputs. The Company’s assumptions were based on the actual historical performance of the reporting unit, taking into account the recent weakening of operating results and the expected continuation of operating results for transportation services. As a result of this impairment, the Company’s Colorado ground transportation company had no remaining goodwill recorded as of July 31, 2020.
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2020	2019
Trade payables	$59,692	$96,377
Deferred revenue	256,402	335,669
Accrued salaries, wages and deferred compensation	25,588	50,318
Accrued benefits	43,704	37,797
Deposits	20,070	32,108
Operating lease liabilities	36,604	—
Other accruals	57,048	55,588
Total accounts payable and accrued liabilities	$499,108	$607,857

The composition of other long-term liabilities follows (in thousands):

	July 31,
	2020	2019
Private club deferred initiation fee revenue	$105,108	$109,749
Unfavorable lease obligation, net	1,651	19,017
Other long-term liabilities	163,486	154,835
Total other long-term liabilities	$270,245	$283,601

9.    Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2020:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%

The Company had total net investments in equity method affiliates of $10.2 million and $8.8 million as of July 31, 2020 and 2019, respectively, included within deferred charges and other assets in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50% or less owned entities accounted for by the equity method was $6.5 million and $5.4 million as of July 31, 2020 and 2019, respectively. During the years ended July 31, 2020, 2019 and 2018, distributions in the amounts of $0.7 million, $1.0 million and $1.5 million, respectively, were received from equity method affiliates.

10.    Fair Value Measurements
The Company utilizes FASB issued fair value guidance that establishes how reporting entities should measure fair value for measurement and disclosure purposes. The guidance establishes a common definition of fair value applicable to all assets and liabilities measured at fair value and prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:
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
The table below summarizes the Company’s cash equivalents, other current assets, Interest Rate Swaps and Contingent Consideration measured at their estimated fair values (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$203,158	$203,158	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,208	$—	$8,208	$—
Liabilities:
Interest Rate Swaps	$22,510	$—	$22,510	$—
Contingent Consideration	$17,800	$—	$—	$17,800

	Estimated Fair Value Measurement as of July 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,043	$3,043	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,871	$—	$7,871	$—
Liabilities:
Contingent Consideration	$27,200	$—	$—	$27,200

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. During the year ended July 31, 2020, the Company entered into the Interest Rate Swaps to hedge the LIBOR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income. Such amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Balance Sheet as of July 31, 2020.

The changes in Contingent Consideration during the years ended July 31, 2020 and 2019 were as follows (in thousands):

Contingent Consideration
Balance at July 31, 2018	$21,900
Payment	(67)
Change in estimated fair value	5,367
Balance at July 31, 2019	27,200
Payment	(6,436)
Change in estimated fair value	(2,964)
Balance at July 31, 2020	$17,800

The Lease for Park City, as discussed in Note 6, Long-term Debt, provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated performance for the years ending July 31, 2021 and July 31, 2022, escalated by an assumed long-term growth factor and discounted to net present value. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included Park City EBITDA for the year ending July 31, 2022, an assumed long-term growth rate, a discount rate of 10.49% and volatility of 17.0%, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated future performance would result in a change in the estimated fair value within the range of approximately $2.9 million to $4.1 million.
Contingent Consideration is classified as a liability in our Consolidated Balance Sheets and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2020, the Company made a payment to the landlord for Contingent Consideration of approximately $6.4 million and recorded a decrease in the estimated fair value of approximately $3.0 million primarily related to changes in the expected Contingent Consideration payments for the year ended July 31, 2020 and the year ending July 31, 2021, and other key assumptions noted above, resulting in an estimated fair value of the Contingent Consideration of $17.8 million as of July 31, 2020, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet.
11.    Income Taxes
The Company is subject to taxation in U.S. federal, state, and local jurisdictions and various non-U.S. jurisdictions, including Australia and Canada. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets.
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the year ended July 31, 2020, and the Company expects these amendments will continue to impact its accounting and reporting for income taxes in the future. The primary provisions of the CARES Act that the Company has been impacted by include:

•
allowing a carryback of the entire amount of eligible Federal net operating losses (“NOLs”) generated in calendar years 2018, 2019 and 2020 for up to five years prior to when such losses were incurred, representing a change from previous rules under the Tax Cuts & Jobs Act of 2017 (the “TCJA”), in which NOLs could not be carried back to prior years and utilization was limited to 80% of taxable income in future years. Under the CARES Act, the Company was permitted to carry back its pre-existing NOLs to tax years prior to the enactment of the TCJA and obtain an incremental benefit of $3.8 million related to the differential in federal tax rates between years that NOLs were generated and years that the NOLs will be carried back to;

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
The CARES Act also provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. As a result, during the year ended July 31, 2020, the Company recorded a benefit of approximately $9.6 million, which primarily offset Mountain and Lodging operating expense as a result of wages paid to employees who were not providing services. Additionally, the Company deferred payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020 and will remit such amounts in equal installments during calendar years 2021 and 2022.
The Company also recognized a benefit of approximately $8.5 million during the year ended July 31, 2020 as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for its Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.

U.S. and foreign components of income before (provision) benefit from income taxes is as follows (in thousands):

	Year Ended July 31,
	2020	2019	2018
U.S.	$89,838	$306,323	$264,379
Foreign	26,595	92,642	75,713
Income before income taxes	$116,433	$398,965	$340,092

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2020	2019
Deferred income tax liabilities:
Fixed assets	$216,016	$153,182
Intangible assets	86,509	73,146
Operating lease right of use assets	53,727	—
Other	13,709	13,425
Total	369,961	239,753
Deferred income tax assets:
Canyons obligation	14,997	13,922
Stock-based compensation	10,313	9,620
Investment in Partnerships	12,400	13,281
Deferred compensation and other accrued benefits	9,918	10,674
Contingent Consideration	4,468	6,771
Unfavorable lease obligation, net	285	4,896
Net operating loss carryforwards and other tax credits	13,205	5,631
Operating lease liabilities	60,838	—
Other, net	21,427	18,850
Total	147,851	83,645
Valuation allowance for deferred income taxes	(5,330)	(5,365)
Deferred income tax assets, net of valuation allowance	142,521	78,280
Net deferred income tax liability	$227,440	$161,473

The components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2020	2019
Deferred income tax asset	$6,751	$7,286
Deferred income tax liability	234,191	168,759
Net deferred income tax liability	$227,440	$161,473

Significant components of the provision (benefit) from income taxes are as follows (in thousands):

	Year Ended July 31,
	2020	2019	2018
Current:
Federal	$(13,467)	$24,309	$(43,366)
State	(731)	8,539	9,562
Foreign	4,141	20,205	18,436
Total current	(10,057)	53,053	(15,368)
Deferred:
Federal	12,597	16,983	(45,922)
State	4,266	5,282	2,941
Foreign	572	154	(2,789)
Total deferred	17,435	22,419	(45,770)
Provision (benefit) from income taxes	$7,378	$75,472	$(61,138)

A reconciliation of the income tax provision (benefit) from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2020	2019	2018
At U.S. federal income tax rate	21.0%	21.0%	26.8%
State income tax, net of federal benefit	3.5%	2.8%	3.0%
Change in uncertain tax positions	(3.8)%	(1.6)%	—%
Change in valuation allowance	—%	—%	0.3%
Excess tax benefits related to stock-based compensation	(7.1)%	(3.0)%	(20.9)%
Impacts of the Tax Act and other legislative changes	(3.2)%	—%	(24.7)%
Noncontrolling interests	(2.4)%	(1.5)%	(1.7)%
Foreign rate differential	(2.4)%	0.4%	(1.5)%
Other	0.7%	0.8%	0.7%
Effective tax rate	6.3%	18.9%	(18.0)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2020	2019	2018
Balance, beginning of year	$72,222	$78,242	$76,111
Additions for tax positions of prior years	16,654	11,520	12,394
Lapse of statute of limitations	(18,577)	(17,540)	(10,263)
Balance, end of year	$70,299	$72,222	$78,242

As of July 31, 2020, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

During the year ended July 31, 2020, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $18.6 million, which was partially offset with an increase to the uncertain tax position of $16.7 million. Interest and penalties associated with the statute of limitations lapse were approximately $3.1 million. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2021, due to the lapse of the statute of limitations. As of July 31, 2020 and 2019, accrued interest and penalties, net of tax, was $6.2 million and $6.3 million, respectively. For the years ended July 31, 2020, 2019 and 2018, the Company recognized income tax (benefit) expense of ($0.1 million), $1.1 million and $1.6 million of interest (benefit) expense and penalties, net of tax, respectively.

The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, and Canada. The Company is no longer subject to U.S. federal examinations for tax years prior to 2015. With few exceptions, the Company is no longer subject to examination by various U.S. state jurisdictions for tax years prior to 2014. Additionally, the Company is no longer subject to audits for the tax years prior to 2015 for Australia and Canada.

The Company has NOL carryforwards totaling $58.6 million, primarily comprised of $49.8 million of federal and state NOLs as a result of the acquisition of Peak Resorts in September 2019 that will expire beginning July 31, 2032, $4.9 million of historical state NOLs that will expire by July 31, 2032 and non-U.S. NOLs of $3.9 million that will carry forward indefinitely. In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2020, the Company has recorded a valuation allowance on $3.9 million of the historical non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2028. As of July 31, 2020, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.

The Company may be required to record additional valuation allowances if, among other things, adverse economic conditions, including those caused by the COVID-19 pandemic, negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment. The Company intends to indefinitely reinvest undistributed earnings, if any, in its Canadian foreign subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings.
12.    Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2020, 2019 and 2018 were $8.3 million, $9.6 million and $9.2 million, respectively.

13.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $2.1 million and $2.0 million, primarily within other long-term liabilities in the accompanying Consolidated Balance Sheets, as of July 31, 2020 and 2019, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2020, the Company had various other letters of credit outstanding totaling $75.5 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.1 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.6 million as of July 31, 2020, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, and which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. The operations of Mad River Mountain is conducted on land under a lease granted by EPT Mad River, Inc., which initially commenced in 2005, which the Company assumed in its acquisition of Peak Resorts in September 2019. The lease has a term that expires in the year ending July 31, 2035, and provides for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2020, 2019 and 2018, the Company recorded lease expense (including Northstar, Perisher, Falls Creek & Hotham and Mad River Mountain), excluding executory costs, related to these agreements of $58.8 million, $57.8 million and $52.8 million, respectively, which is included in the accompanying Consolidated Statements of Operations. See Note 4 “Leases” for additional information regarding the Company’s leasing arrangements.
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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and estimable. As of July 31, 2020 and 2019, the accruals for the above loss contingencies were not material individually or in the aggregate.
14.    Segment and Geographic Area Information
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
The Company utilizes Reported EBITDA in evaluating the performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus or minus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain or loss on sale of real property. All segment expenses include an allocation of corporate administrative expense. Assets are not used to evaluate performance, except as shown in the table below. The accounting policies specific to each segment are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2020	2019	2018
Net revenue:
Lift	$913,091	$1,033,234	$880,293
Ski school	189,131	215,060	189,910
Dining	160,763	181,837	161,402
Retail/rental	270,299	320,267	296,466
Other	177,159	205,803	194,851
Total Mountain net revenue	1,710,443	1,956,201	1,722,922
Lodging	248,414	314,662	284,643
Total Resort net revenue	1,958,857	2,270,863	2,007,565
Real Estate	4,847	712	3,988
Total net revenue	$1,963,704	$2,271,575	$2,011,553
Segment operating expense:
Mountain	$1,212,053	$1,279,567	$1,132,840
Lodging	245,145	286,562	259,637
Total Resort operating expense	1,457,198	1,566,129	1,392,477
Real Estate, net	9,182	5,609	3,546
Total segment operating expense	$1,466,380	$1,571,738	$1,396,023
Gain on sale of real property	$207	$580	$515
Mountain equity investment income, net	$1,690	$1,960	$1,523
Reported EBITDA:
Mountain	$500,080	$678,594	$591,605
Lodging	3,269	28,100	25,006
Resort	503,349	706,694	616,611
Real Estate	(4,128)	(4,317)	957
Total Reported EBITDA	$499,221	$702,377	$617,568
Real estate held for sale and investment	$96,844	$101,021	$99,385
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$98,833	$301,163	$379,898
Net income attributable to noncontrolling interests	10,222	22,330	21,332
Net income	109,055	323,493	401,230
Provision (benefit) from income taxes	7,378	75,472	(61,138)
Income before provision (benefit) from income taxes	116,433	398,965	340,092
Depreciation and amortization	249,572	218,117	204,462
Asset impairments	28,372	—	—
(Gain) loss on disposal of fixed assets and other, net	(838)	664	4,620
Change in fair value of contingent consideration	(2,964)	5,367	(1,854)
Investment income and other, net	(1,305)	(3,086)	(1,944)
Foreign currency loss on intercompany loans	3,230	2,854	8,966
Interest expense, net	106,721	79,496	63,226
Total Reported EBITDA	$499,221	$702,377	$617,568

Geographic Information
Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands):

	Year Ended July 31,
Net revenue	2020	2019	2018
U.S.	$1,655,961	$1,865,062	$1,610,323
International (1)	307,743	406,513	401,230
Total net revenue	$1,963,704	$2,271,575	$2,011,553

		July 31,
Property, plant and equipment, net		2020	2019
U.S.		$1,759,692	$1,381,378
International (1)		432,987	461,122
Total property, plant and equipment, net		$2,192,679	$1,842,500
(1) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s revenue and property plant and equipment, net was Canada. Canada accounted for $223.3 million, $308.1 million, and $321.0 million of revenue for the years ended July 31, 2020, 2019 and 2018, respectively, and for $291.7 million and $319.4 million of property, plant and equipment, net as of July 31, 2020 and 2019, respectively.
15.    Selected Quarterly Financial Data (Unaudited)

	Year Ended July 31, 2020
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,963,704	$77,209	$694,087	$924,638	$267,770
Income (loss) from operations	$223,389	$(170,046)	$218,232	$310,733	$(135,530)
Net income (loss)	$109,055	$(157,965)	$159,831	$217,018	$(109,829)
Net income (loss) attributable to Vail Resorts, Inc.	$98,833	$(153,608)	$152,546	$206,370	$(106,475)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$2.45	$(3.82)	$3.79	$5.12	$(2.64)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$2.42	$(3.82)	$3.74	$5.04	$(2.64)

	Year Ended July 31, 2019
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$2,271,575	$244,006	$957,987	$849,578	$220,004
Income (loss) from operations	$476,269	$(120,582)	$422,598	$301,848	$(127,595)
Net income (loss)	$323,493	$(92,301)	$308,530	$217,990	$(110,726)
Net income (loss) attributable to Vail Resorts, Inc.	$301,163	$(89,525)	$292,134	$206,349	$(107,795)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$7.46	$(2.22)	$7.26	$5.12	$(2.66)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$7.32	$(2.22)	$7.12	$5.02	$(2.66)

16.    Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During the year ended July 31, 2020, the Company repurchased 256,418 Vail Shares (at a total cost of $46.4 million). During the year ended July 31, 2019, the Company repurchased 353,007 Vail Shares (at a total cost of $85.0 million). During the year ended July 31, 2018, the Company repurchased 115,422 Vail Shares (at a total cost of $25.8 million). Since inception of this stock repurchase program through July 31, 2020, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
17.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2020, approximately 3.2 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2020, 2019 and 2018 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2020	2019	2018
Expected volatility	29.7%	38.6%	40.0%
Expected dividends	2.8%	2.1%	2.0%
Expected term (average in years)	6.5-7.1	6.0-6.6	5.8-6.4
Risk-free rate	1.8-2.0%	2.4-2.9%	1.2-2.3%

The Company records actual forfeitures related to unvested awards upon employee terminations.

A summary of aggregate SARs award activity under the Plan as of July 31, 2020, 2019 and 2018, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2017	2,290	$59.12
Granted	86	$237.86
Exercised	(1,049)	$33.25
Forfeited or expired	(3)	$172.03
Outstanding at July 31, 2018	1,324	$91.01
Granted	80	$293.82
Exercised	(219)	$49.09
Forfeited or expired	(14)	$217.58
Outstanding at July 31, 2019	1,171	$111.12
Granted	146	$245.26
Exercised	(247)	$67.19
Forfeited or expired	(9)	$252.75
Outstanding at July 31, 2020	1,061	$138.59	5.0 years	$75,736
Vested and expected to vest at July 31, 2020	1,042	$136.66	4.9 years	$75,736
Exercisable at July 31, 2020	846	$108.73	4.1 years	$75,736

The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2020, 2019 and 2018 was $58.25, $98.19 and $78.07, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2020, 2019 and 2018 was $35.0 million, $41.2 million and $213.8 million, respectively. The Company had 91,000, 131,000 and 169,000 SARs that vested during the years ended July 31, 2020, 2019 and 2018, respectively. These awards had a total estimated fair value of $2.6 million, $15.2 million and $18.5 million at the date of vesting for the years ended July 31, 2020, 2019 and 2018, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2020 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Outstanding at July 31, 2019	168	$80.75
Granted	146	$58.25
Vested	(91)	$71.57
Forfeited	(8)	$79.23
Nonvested at July 31, 2020	215	$69.45

A summary of the status of the Company’s nonvested restricted share units as of July 31, 2020 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2019	126	$230.10
Granted	83	$217.46
Vested	(63)	$216.07
Forfeited	(16)	$229.97
Nonvested at July 31, 2020	130	$228.77

The Company granted 83,000 restricted share units during the year ended July 31, 2020 with a weighted-average grant-date estimated fair value of $217.46. The Company granted 68,000 restricted share units during the year ended July 31, 2019 with a weighted-average grant-date estimated fair value of $264.44. The Company granted 77,000 restricted share units during the year ended July 31, 2018 with a weighted-average grant-date estimated fair value of $215.14. The Company had 63,000, 102,000 and 101,000 restricted share units that vested during the years ended July 31, 2020, 2019 and 2018, respectively. These units had a total estimated fair value of $14.8 million, $28.8 million and $23.5 million at the date of vesting for the years ended July 31, 2020, 2019 and 2018, respectively.
As of July 31, 2020, there was $25.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $15.7 million, $9.0 million and $1.2 million of expense is expected to be recognized in the years ending July 31, 2021, 2022 and 2023, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $12.3 million, $16.3 million and $79.7 million for the years ended July 31, 2020, 2019 and 2018, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.
18.    Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its U.S. employees. Under this Retirement Plan, U.S. employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. When the Company participates in 401(k) contribution matching, it matches an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation starting the pay period containing the first day of the month after obtaining the later of: (i) 12 months of employment with at least 1,000 service hours from the commencement date or (ii) if 1,000 hours within the first 12 months was not completed, then after the employee completed a cumulative 1,500 service hours. On April 1, 2020, the Company announced a temporary six month suspension of its 401(k) contribution matching as a result of the impacts of the COVID-19 pandemic and resulting resort closures. Additionally, the Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2020, 2019 and 2018 was $5.8 million, $7.9 million and $6.9 million, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The report of management required by this item is contained in Item 8. of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report required by this item is contained in Item 8. of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the year ended July 31, 2020, the Company implemented certain internal controls in connection with its adoption of the new lease accounting standard. There were no other changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III
We expect to file with the SEC in October 2020 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Index to Financial Statements.

(1)	See Item 8. “Financial Statements and Supplementary Data” for the index to the Financial Statements.

(2)	Schedules have been omitted because they are not required or not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	See the Index to Exhibits below.
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

Posted Exhibit Number	Description
3.4	Amended and Restated Bylaws of Vail Resorts, Inc., dated December 7, 2011. (Incorporated by reference to Exhibit 3.2 on Form 8-K of Vail Resorts, Inc. filed on December 8, 2011) (File No. 001-09614).
4.1
Indenture, dated May 4, 2020, by and among Vail Resorts, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K of Vail Resorts, Inc. filed on May 4, 2020) (File No. 001-09614).

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

Posted Exhibit Number	Description
10.8*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.9*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614)
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

10.15*	Vail Resorts, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2018) (File No. 001-09614).
10.16*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.17*	Form of Restricted Share Unit Agreement (effective September 23, 2020) (File Number 001-09614).
10.18*	Form of Share Appreciation Rights Agreement (effective September 23, 2020) (File Number 001-09614).
10.19(a)
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

10.19(b)
First Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 15, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2019) (File No. 001-09614).

10.19(c)
Second Amendment to the Eighth Amended and Restated Credit Agreement, dated as of September 23, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2019) (File No. 001-09614).

10.19(d)
Third Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 28, 2020, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2020) (File No. 001-09614).

10.20(a)
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

10.20(b)
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
10.20(c)
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

10.20(d)
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

10.21
Whistler Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Whistler Mountain Resort Limited Partnership (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.22
Blackcomb Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Blackcomb Skiing Enterprises Limited Partnership (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

21	Subsidiaries of Vail Resorts, Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.
*Management contracts and compensatory plans and arrangements.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2020		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 24, 2020		Vail Resorts, Inc.

	By:	/s/ Ryan H. Siurek
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2020.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Ryan H. Siurek	Senior Vice President, Controller and Chief Accounting Officer
Ryan H. Siurek	(Principal Accounting Officer)

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director