Form 10-Q
period 2020-10-31
VAIL RESORTS INC
filed 2020-12-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 7, 2020, 40,251,595 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2020	July 31, 2020	October 31, 2019
Assets
Current assets:
Cash and cash equivalents	$462,212	$390,980	$136,326
Restricted cash	10,163	11,106	14,027
Trade receivables, net	208,540	106,664	87,301
Inventories, net	100,879	101,856	127,859
Other current assets	59,821	54,482	62,821
Total current assets	841,615	665,088	428,334
Property, plant and equipment, net (Note 7)	2,166,604	2,192,679	2,280,089
Real estate held for sale and investment	96,668	96,844	96,938
Goodwill, net (Note 7)	1,711,870	1,709,020	1,757,463
Intangible assets, net	313,445	314,776	324,178
Operating right-of-use assets	218,902	225,744	229,709
Other assets	41,420	40,081	41,036
Total assets	$5,390,524	$5,244,232	$5,157,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$846,614	$499,108	$856,934
Income taxes payable	39,909	40,680	50,759
Long-term debt due within one year (Note 5)	63,707	63,677	63,807
Total current liabilities	950,230	603,465	971,500
Long-term debt, net (Note 5)	2,387,861	2,387,122	2,005,057
Operating lease liabilities	213,073	217,542	231,182
Other long-term liabilities (Note 7)	253,108	270,245	238,964
Deferred income taxes, net	210,525	234,191	188,608
Total liabilities	4,014,797	3,712,565	3,635,311
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,412, 46,350 and 46,257 shares issued, respectively	464	464	462
Exchangeable shares, $0.01 par value, 35, 36 and 55 shares issued and outstanding, respectively (Note 4)	—	—	1
Additional paid-in capital	1,130,318	1,131,624	1,126,492
Accumulated other comprehensive loss	(52,387)	(56,837)	(27,269)
Retained earnings	492,136	645,902	582,235
Treasury stock, at cost, 6,161, 6,161, and 6,000 shares, respectively (Note 11)	(404,411)	(404,411)	(379,433)
Total Vail Resorts, Inc. stockholders’ equity	1,166,120	1,316,742	1,302,488
Noncontrolling interests	209,607	214,925	219,948
Total stockholders’ equity	1,375,727	1,531,667	1,522,436
Total liabilities and stockholders’ equity	$5,390,524	$5,244,232	$5,157,747
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net revenue:
Mountain and Lodging services and other	$104,274	$180,031
Mountain and Lodging retail and dining	27,258	83,559
Resort net revenue	131,532	263,590
Real Estate	254	4,180
Total net revenue	131,786	267,770
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	154,137	228,710
Mountain and Lodging retail and dining cost of products sold	17,132	37,735
General and administrative	59,029	75,055
Resort operating expense	230,298	341,500
Real Estate operating expense	1,450	5,293
Total segment operating expense	231,748	346,793
Other operating (expense) income:
Depreciation and amortization	(62,628)	(57,845)
Gain on sale of real property	—	207
Change in estimated fair value of contingent consideration (Note 8)	(802)	(1,136)
(Loss) gain on disposal of fixed assets and other, net	(569)	2,267
Loss from operations	(163,961)	(135,530)
Mountain equity investment income, net	3,986	1,191
Investment income and other, net	343	277
Foreign currency gain on intercompany loans (Note 5)	540	360
Interest expense, net	(35,407)	(22,690)
Loss before benefit from income taxes	(194,499)	(156,392)
Benefit from income taxes	37,478	46,563
Net loss	(157,021)	(109,829)
Net loss attributable to noncontrolling interests	3,255	3,354
Net loss attributable to Vail Resorts, Inc.	$(153,766)	$(106,475)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(3.82)	$(2.64)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(3.82)	$(2.64)
Cash dividends declared per share	$—	$1.76
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net loss	$(157,021)	$(109,829)
Foreign currency translation adjustments, net of tax	1,773	5,323
Change in estimated fair value of hedging instruments	4,655	—
Comprehensive loss	(150,593)	(104,506)
Comprehensive loss attributable to noncontrolling interests	1,277	2,492
Comprehensive loss attributable to Vail Resorts, Inc.	$(149,316)	$(102,014)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive loss:
Net loss	—	—	—	—	(106,475)	—	(106,475)	(3,354)	(109,829)
Foreign currency translation adjustments and other, net of tax	—	—	—	4,461	—	—	4,461	862	5,323
Total comprehensive loss							(102,014)	(2,492)	(104,506)
Stock-based compensation expense	—	—	5,251	—	—	—	5,251	—	5,251
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(8,842)	—	—	—	(8,841)	—	(8,841)
Repurchase of common stock (Note 11)	—	—	—	—	—	(21,444)	(21,444)	—	(21,444)
Dividends (Note 4)	—	—	—	—	(71,091)	—	(71,091)	—	(71,091)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,773)	(3,773)
Balance, October 31, 2019	$462	$1	$1,126,492	$(27,269)	$582,235	$(379,433)	$1,302,488	$219,948	$1,522,436

Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive loss:
Net loss	—	—	—	—	(153,766)	—	(153,766)	(3,255)	(157,021)
Foreign currency translation adjustments, net of tax	—	—	—	(205)	—	—	(205)	1,978	1,773
Change in estimated fair value of hedging instruments	—	—	—	4,655	—	—	4,655	—	4,655
Total comprehensive loss							(149,316)	(1,277)	(150,593)
Stock-based compensation expense	—	—	5,754	—	—	—	5,754	—	5,754
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(7,060)	—	—	—	(7,060)	—	(7,060)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4,041)	(4,041)
Balance, October 31, 2020	$464	$—	$1,130,318	$(52,387)	$492,136	$(404,411)	$1,166,120	$209,607	$1,375,727
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(157,021)	$(109,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,628	57,845
Stock-based compensation expense	5,754	5,251
Deferred income taxes, net	(36,199)	(43,979)
Other non-cash income, net	(3,237)	(797)
Changes in assets and liabilities:
Trade receivables, net	(102,387)	184,821
Inventories, net	745	(27,967)
Accounts payable and accrued liabilities	43,638	(26,505)
Deferred revenue	303,308	194,597
Income taxes payable - excess tax benefit from share award exercises	(1,279)	(2,535)
Income taxes payable - other	(359)	(9,405)
Other assets and liabilities, net	(3,598)	(12,158)
Net cash provided by operating activities	111,993	209,339
Cash flows from investing activities:
Capital expenditures	(30,168)	(52,621)
Acquisition of businesses, net of cash acquired	—	(327,581)
Other investing activities, net	894	3,448
Net cash used in investing activities	(29,274)	(376,754)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	—	492,625
Proceeds from borrowings under Whistler Credit Agreement	18,021	—
Repayments of borrowings under Vail Holdings Credit Agreement	(15,625)	(175,000)
Repayments of borrowings under Whistler Credit Agreement	(3,834)	(7,529)
Employee taxes paid for share award exercises	(7,060)	(8,842)
Dividends paid	—	(71,091)
Repurchases of common stock	—	(21,444)
Other financing activities, net	(4,186)	(10,279)
Net cash (used in) provided by financing activities	(12,684)	198,440
Effect of exchange rate changes on cash, cash equivalents and restricted cash	254	939
Net increase in cash, cash equivalents and restricted cash	70,289	31,964
Cash, cash equivalents and restricted cash:
Beginning of period	402,086	118,389
End of period	$472,375	$150,353
Non-cash investing activities:
Accrued capital expenditures	$18,132	$32,038
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

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2020 was derived from audited financial statements.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair value of the 6.25% Notes (as defined in Note 5, Long-Term Debt) is based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and EB-5 Development Notes (each as defined in Note 5, Long-Term Debt), have been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, EPR Secured Notes and EB-5 Development Notes as of October 31, 2020 are presented below (in thousands):

	October 31, 2020
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$633,750
EPR Secured Notes	$136,913	$159,713
EB-5 Development Notes	$48,480	$48,660

Recently Issued Accounting Standards
Standards Being Evaluated
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements.

3.     Revenues
2020/2021 North American Credit Offer and Epic Coverage
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores early during the 2019/2020 North American ski season, beginning on March 15, 2020. Subsequently, the Company announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. The Credit Offer was considered a contract modification which constituted a material right to 2019/2020 North American ski season guests and, as such, represents a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have otherwise been recognized as lift revenue during the year ended July 31, 2020. The Credit Offer expired on September 17, 2020 and the Company estimates the amount of Credit Offer discounts redeemed will be approximately $15.4 million less than the $120.9 million of deferred pass product revenue. As a result, the Company recognized $15.4 million as lift revenue during the three months ended October 31, 2020. The remaining deferred revenue associated with the Credit Offer will be recognized as lift revenue as the performance obligations are satisfied, which the Company expects will be primarily in the second and third quarters of the fiscal year ending July 31, 2021. In the event that a pass product holder obtains a refund under Epic Coverage (as discussed below) for the 2020/2021 North American ski season and is eligible to utilize their credit toward the purchase of a pass product purchase for the 2021/2022 North American ski season, a portion of this remaining deferred revenue will be recognized in the year ending July 31, 2022.
In April 2020, the Company announced Epic Coverage, which is included with the purchase of all 2020/2021 North American pass products for no additional charge. Epic Coverage offers refunds to 2020/2021 North American pass product holders if certain qualifying personal or resort closure events occur before or during the 2020/2021 North American ski season, as well as in the event that the pass product holder cannot reserve their preferred days between December 8, 2020 and April 4, 2021, and the amount of expected refunds will reduce the amount of pass product revenue recognized during the year ending July 31, 2021. To estimate the amount of refunds under Epic Coverage, the Company considered historical claims data for personal events, current travel restrictions (primarily associated with travel into Canada from the United States and other countries), state, county and local regulations (e.g. quarantines and stay-at-home orders), the ability for the Company’s pass holders to make reservations on their preferred days, and the Company’s current operating plans for its resorts. The Company believes the estimates of refunds are reasonable; however, actual results could vary materially from such estimates, and such estimates will be remeasured at each reporting date.
Additionally, for the 2020/2021 North American ski season, the Company introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at the Company's North American owned and operated Resorts. Epic Mountain Rewards constitutes a material right to pass product holders and as a result, the Company will allocate a portion of the transaction price based on the standalone selling price of the customer option to acquire additional goods or services at a discount and the expected redemption rate.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2020 and 2019 (in thousands):

	Three Months Ended October 31,
	2020	2019
Mountain net revenue:
Lift	$33,091	$41,829
Ski School	2,044	8,534
Dining	3,068	21,629
Retail/Rental	22,306	47,915
Other	34,205	60,925
Total Mountain net revenue	$94,714	$180,832
Lodging net revenue:
Owned hotel rooms	$7,365	$19,946
Managed condominium rooms	9,329	14,740
Dining	1,093	18,143
Transportation	—	2,351
Golf	8,454	10,221
Other	9,374	14,166
	35,615	79,567
Payroll cost reimbursements	1,203	3,191
Total Lodging net revenue	$36,818	$82,758
Total Resort net revenue	$131,532	$263,590
Total Real Estate net revenue	254	4,180
Total net revenue	$131,786	$267,770

Contract Balances
Deferred revenue balances of a short-term nature were $559.3 million and $256.4 million as of October 31, 2020 and July 31, 2020, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $120.7 million and $121.9 million as of October 31, 2020 and July 31, 2020, respectively. For the three months ended October 31, 2020, the Company recognized approximately $35.8 million of revenue that was included in the deferred revenue balance as of July 31, 2020. As of October 31, 2020, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivable balances were $208.5 million and $106.7 million as of October 31, 2020 and July 31, 2020, respectively.

Costs to Obtain Contracts with Customers
As of October 31, 2020, $8.8 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization generally beginning in the second quarter of fiscal 2021, commensurate with the revenue recognized for skier visits, and will be recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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

Presented below is basic and diluted EPS for the three months ended October 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(153,766)	$(153,766)	$(106,475)	$(106,475)
Weighted-average Vail Shares outstanding	40,213	40,213	40,286	40,286
Weighted-average Exchangeco Shares outstanding	35	35	56	56
Total Weighted-average shares outstanding	40,248	40,248	40,342	40,342
Effect of dilutive securities	—	—	—	—
Total shares	40,248	40,248	40,342	40,342
Net loss per share attributable to Vail Resorts	$(3.82)	$(3.82)	$(2.64)	$(2.64)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.6 million and 0.7 million for the three months ended October 31, 2020 and 2019, respectively.

Dividends
The Company did not pay cash dividends during the three months ended October 31, 2020. The Company paid cash dividends of $1.76 per share ($71.1 million in the aggregate) during the three months ended October 31, 2019.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2020, July 31, 2020 and October 31, 2019 is summarized as follows (in thousands):

	Maturity	October 31, 2020	July 31, 2020	October 31, 2019
Vail Holdings Credit Agreement term loan (a)	2024	$1,187,500	$1,203,125	$1,250,000
Vail Holdings Credit Agreement revolver (a)	2024	—	—	190,000
6.25% Notes	2025	600,000	600,000	—
Whistler Credit Agreement revolver (b)	2024	72,778	58,236	37,962
EPR Secured Notes (c)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	51,500	51,500	52,000
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	347,481	346,034	341,704
Other	2020-2033	18,115	18,616	19,583
Total debt		2,444,111	2,444,248	2,057,986
Less: Unamortized premiums, discounts and debt issuance costs		(7,457)	(6,551)	(10,878)
Less: Current maturities (d)		63,707	63,677	63,807
Long-term debt, net		$2,387,861	$2,387,122	$2,005,057

(a)
On April 28, 2020, Vail Holdings, Inc. (“VHI”), certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into a Third Amendment to the Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other terms, VHI is exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless VHI makes a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which VHI will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by VHI).

In addition, VHI is required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VHI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period that began July 31, 2020 and ending on the date VHI delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.

During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.75%. In addition, pursuant to the Third Amendment, the amount by which the Company is able to increase availability (under the revolver or in the form of term loans) was increased to an aggregate principal amount not to exceed the greater of (i) $2.25 billion and (ii) the product of 3.25 and the trailing four-quarter Adjusted EBITDA (as defined in the Credit Agreement).

As of October 31, 2020, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.2 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of October 31, 2020 (2.65% for the first $400.0 million of borrowings, and for amounts in excess of $400.0 million for which LIBOR is subject to a floor of 0.75% during the Financial Covenants Temporary Waiver Period, 3.25%). Other than as impacted by the provisions in place during the Financial Covenants Temporary Waiver Period, interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of October 31, 2020).

(b)
Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of October 31, 2020, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 2.25% (approximately 2.77% as of October 31, 2020). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2020 is equal to 0.5063% per annum.

(c)
On September 24, 2019, in conjunction with the acquisition of Peak Resorts (see Note 6, Acquisitions), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:

i.
The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2020, interest on this note accrued at a rate of 11.21%.

ii.
The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2020, interest on this note accrued at a rate of 10.91%.

iii.
The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2020, interest on this note accrued at a rate of 10.91%.

iv.
The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2020, interest on this note accrued at a rate of 11.78%.

v.
The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2020, interest on this note accrued at a rate of 8.57%.

In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of October 31, 2020 the Company had funded the EPR debt service reserve account in an amount equal to approximately $2.1 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.

(d)	Current maturities represent principal payments due in the next 12 months.
Aggregate maturities of debt outstanding as of October 31, 2020 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2021 (November 2020 through July 2021)	$53,699
2022	115,195
2023	63,740
2024	63,796
2025	1,626,662
Thereafter	521,019
Total debt	$2,444,111

The Company recorded gross interest expense of $35.4 million and $22.7 million for the three months ended October 31, 2020 and 2019, respectively, of which $0.7 million and $0.4 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.5 million and $0.4 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2020 and 2019 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Peak Resorts
On September 24, 2019, the Company, through a wholly-owned subsidiary, acquired 100 percent of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing of the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which the Company borrowed approximately $335.6 million under the Vail Holdings Credit Agreement (see Note 5, Long-Term Debt) to fund the acquisition, repayment of debt instruments and lease obligations, and associated acquisition related expenses. The newly acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The Company assumed the Special Use Permits from the U.S. Forest Service for Attitash, Mount Snow and Wildcat Mountain, and assumed the land leases for Mad River and Paoli Peaks. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as lodging operations at certain resorts.
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

Identifiable intangible assets acquired in the transaction were primarily related to trade names and property management contracts, which had acquisition date estimated fair values of approximately $15.8 million and $3.1 million, respectively. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company assumed various debt obligations of Peak Resorts, which were recorded at their respective estimated fair values as of the acquisition date (see Note 5, Long-Term Debt). The Company recognized $3.2 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the three months ended October 31, 2019. The operating results of Peak Resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Peak Resorts was completed on August 1, 2019. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transaction; (iii) transaction and business integration related costs; and (iv) interest expense associated with financing the transaction. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2019 (in thousands, except per share amounts).

Three Months Ended October 31,
2019
Pro forma net revenue	$274,429
Pro forma net loss attributable to Vail Resorts, Inc.	$(111,843)
Pro forma basic net loss per share attributable to Vail Resorts, Inc.	$(2.77)
Pro forma diluted net loss per share attributable to Vail Resorts, Inc.	$(2.77)

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2020	July 31, 2020	October 31, 2019
Land and land improvements	$752,259	$750,714	$745,846
Buildings and building improvements	1,475,857	1,475,661	1,458,465
Machinery and equipment	1,363,279	1,361,178	1,189,951
Furniture and fixtures	313,815	308,267	435,663
Software	99,077	104,223	118,961
Vehicles	80,552	80,510	68,662
Construction in progress	105,866	81,967	113,570
Gross property, plant and equipment	4,190,705	4,162,520	4,131,118
Accumulated depreciation	(2,024,101)	(1,969,841)	(1,851,029)
Property, plant and equipment, net	$2,166,604	$2,192,679	$2,280,089

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2020	July 31, 2020	October 31, 2019
Trade payables	$74,609	$59,692	$141,714
Deferred revenue	559,323	256,402	549,144
Accrued salaries, wages and deferred compensation	33,131	25,588	22,798
Accrued benefits	39,625	43,704	38,695
Deposits	20,644	20,070	34,202
Operating lease liability	36,185	36,604	35,136
Other liabilities	83,097	57,048	35,245
Total accounts payable and accrued liabilities	$846,614	$499,108	$856,934

The composition of other long-term liabilities follows (in thousands):

	October 31, 2020	July 31, 2020	October 31, 2019
Private club deferred initiation fee revenue	$103,714	$105,108	$109,011
Other long-term liabilities	149,394	165,137	129,953
Total other long-term liabilities	$253,108	$270,245	$238,964

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2020 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2020	$1,666,809	$42,211	$1,709,020
Effects of changes in foreign currency exchange rates	2,850	—	2,850
Balance at October 31, 2020	$1,669,659	$42,211	$1,711,870

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

	Estimated Fair Value Measurement as of October 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$204,036	$204,036	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,076	$—	$8,076	$—
Liabilities:
Interest Rate Swaps	$17,855	$—	$17,855	$—
Contingent Consideration	$16,000	$—	$—	$16,000

	Estimated Fair Value Measurement as of July 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$203,158	$203,158	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,208	$—	$8,208	$—
Liabilities:
Interest Rate Swaps	$22,510	$—	$22,510
Contingent Consideration	$17,800	$—	$—	$17,800

	Estimated Fair Value Measurement as of October 31, 2019
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,047	$3,047	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,932	$—	$7,932	$—
Liabilities:
Contingent Consideration	$21,900	$—	$—	$21,900

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of October 31, 2020.

The changes in Contingent Consideration during the three months ended October 31, 2020 and 2019 were as follows (in thousands):

Balance as of July 31, 2020 and 2019, respectively	$17,800	$27,200
Payments	(2,602)	(6,436)
Change in estimated fair value	802	1,136
Balance as of October 31, 2020 and 2019, respectively	$16,000	$21,900

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 10.49%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.1 million to $4.1 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2020, the Company made a payment to the landlord for Contingent Consideration of approximately $2.6 million and recorded an increase of approximately $0.8 million. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $16.0 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.1 million, $2.1 million and $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2020, July 31, 2020 and October 31, 2019, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2020, the Company had various letters of credit outstanding totaling $75.6 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.2 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of October 31, 2020, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2020, July 31, 2020 and October 31, 2019, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, other indicators of financial performance or liquidity presented in the Consolidated Condensed Financial Statements, such as net loss or net change in cash and cash equivalents.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2020	2019
Net revenue:
Lift	$33,091	$41,829
Ski school	2,044	8,534
Dining	3,068	21,629
Retail/rental	22,306	47,915
Other	34,205	60,925
Total Mountain net revenue	94,714	180,832
Lodging	36,818	82,758
Total Resort net revenue	131,532	263,590
Real Estate	254	4,180
Total net revenue	$131,786	$267,770
Segment operating expense:
Mountain	$186,092	$262,008
Lodging	44,206	79,492
Total Resort operating expense	230,298	341,500
Real Estate	1,450	5,293
Total segment operating expense	$231,748	$346,793
Gain on sale of real property	$—	$207
Mountain equity investment income, net	$3,986	$1,191
Reported EBITDA:
Mountain	$(87,392)	$(79,985)
Lodging	(7,388)	3,266
Resort	(94,780)	(76,719)
Real Estate	(1,196)	(906)
Total Reported EBITDA	$(95,976)	$(77,625)
Real estate held for sale and investment	$96,668	$96,938
Reconciliation from net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(153,766)	$(106,475)
Net loss attributable to noncontrolling interests	(3,255)	(3,354)
Net loss	(157,021)	(109,829)
Benefit from income taxes	(37,478)	(46,563)
Loss before benefit from income taxes	(194,499)	(156,392)
Depreciation and amortization	62,628	57,845
Change in estimated fair value of contingent consideration	802	1,136
Loss (gain) on disposal of fixed assets and other, net	569	(2,267)
Investment income and other, net	(343)	(277)
Foreign currency gain on intercompany loans	(540)	(360)
Interest expense, net	35,407	22,690
Total Reported EBITDA	$(95,976)	$(77,625)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended October 31, 2020. The Company repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million) during the three months ended October 31, 2019. Since inception of its share repurchase program through October 31, 2020, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of October 31, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2020 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2020 and 2019 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 24, 2020.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations.

The ongoing impacts of the COVID-19 pandemic have resulted in restrictions, limitations, or closures of our 2020 Australian ski area operations and 2020 North American summer operations. Two of our Australian ski areas, Mount Hotham and Falls Creek, opened for their 2020 winter season on July 6, 2020, but we decided to close them four days later due to a “stay at home” order put in place by the Victorian government and specifically for the Melbourne metropolitan area, which represents the majority of visitors for Mount Hotham and Falls Creek, as a result of the reemergence of COVID-19 in the region (the “Australian Resort Closures”). These actions, and the COVID-19 pandemic in general, had a significant adverse impact to our results of operations for the three months ended October 31, 2020, and we expect them to continue to have a significant adverse impact for the remainder of the year ending July 31, 2021 (“Fiscal 2021”).

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

Revenue of the lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance.

As discussed above, the ongoing impacts of the COVID-19 pandemic have resulted in restrictions, limitations, or closures of our 2020 North American summer operations, including at GTLC with the closures of Jackson Lake Lodge and Jenny Lake Lodge, as well as restrictions on guided activities, in-restaurant dining and the temporary closure of many facilities, among others. These actions, and the COVID-19 pandemic in general, had a significant adverse impact to our results of operations for the three months ended October 31, 2020, and we expect them to continue to have a significant adverse impact for the remainder of Fiscal 2021.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•
The global outbreak of COVID-19 has led to travel restrictions and other adverse economic impacts including reduced consumer confidence, an increase in unemployment rates and volatility in global and local economies. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic and the impact it may have on our business, we have seen a significant negative change in performance and expect our future performance will also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact of the global economic uncertainty as a result of the COVID-19 pandemic will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2020/2021 North American ski season.

•
As a result of the early closure of the 2019/2020 North American ski season, we announced that we would offer customers who had purchased 2019/2020 North American pass products credits towards the purchase of a 2020/2021 North American pass product if such purchase was made by September 17, 2020 (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in the year ended July 31, 2020 (“Fiscal 2020”). The Credit Offer expired on September 17, 2020, and we estimate that the amount of Credit Offer discounts redeemed will be approximately $15.4 million less than the $120.9 million of deferred pass product revenue. As a result, we recognized $15.4 million as lift revenue during the three months ended October 31, 2020. The remaining deferred revenue associated with the Credit Offer will be recognized as lift revenue as the performance obligations are satisfied, which we expect will primarily be in the second and third quarters of Fiscal 2021. In the event that a pass product holder obtains a refund under Epic Coverage (as discussed below) for the 2020/2021 North American ski season and is eligible to utilize their credit toward the purchase of a pass product purchase for the 2021/2022 North American ski season, a portion of this remaining deferred revenue will be recognized during the year ending July 31, 2022 (“Fiscal 2022”).

•
The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue.  Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Through December 6, 2020, sales of North American ski season pass products increased approximately 20% in units and were flat in sales dollars as compared to the period in the prior year period ended December 8, 2019, with sales dollars for this year reduced by the value of the redeemed credits provided to 2019/2020 North American pass product holders. Without deducting for the value of the redeemed credits, sales dollars increased approximately 19% compared to the prior year. Pass sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.78 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict the ultimate impact that sales of our pass products will have on total lift revenue or effective ticket price for the 2020/2021 North American ski season.

•
To address the uncertainty surrounding the upcoming season, we introduced Epic Coverage for the 2020/2021 North American ski season, which is included with the purchase of all 2020/2021 North American pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our pass insurance program for eligible injuries, job losses and many other personal events, as well as in the event that the pass product holder cannot reserve their preferred days between December 8, 2020 and April 4, 2021, and the amount of expected refunds will reduce the amount of pass product revenue recognized during Fiscal 2021.

Additionally, for the 2020/2021 North American ski season, we introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards constitutes a material right to pass product holders and as a result, we will allocate a portion of the transaction price based on the standalone selling price of the customer option to acquire additional goods or services at a discount and the expected redemption rate.

•
As of October 31, 2020, we had $462.2 million of cash and cash equivalents, as well as $418.8 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on April 28, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.2 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2020, we had C$202.1 million ($151.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($225.1 million) less outstanding borrowings of C$97.0 million ($72.7 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

On April 28, 2020, we entered into the Third Amendment to our Vail Holdings Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the Company is exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ended July 31, 2020 through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). During the Financial Covenants Temporary Waiver Period, we are subject to other restrictions which will limit our ability to make future acquisitions, investments, distributions to stockholders, share repurchases or incur additional debt. See Liquidity and Capital Resources for additional information. Additionally, on May 4, 2020, we completed an offering of $600.0 million in aggregate principal amount of 6.25% Senior Notes due 2025 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries.

We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations through at least the 2021/2022 ski season, even in the event of extended resort shutdowns.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2020, compared to the three months ended October 31, 2019 (in thousands):

	Three Months Ended October 31,
	2020	2019
Net loss attributable to Vail Resorts, Inc.	$(153,766)	$(106,475)
Loss before benefit from income taxes	$(194,499)	$(156,392)
Mountain Reported EBITDA	$(87,392)	$(79,985)
Lodging Reported EBITDA	(7,388)	3,266
Resort Reported EBITDA	$(94,780)	$(76,719)
Real Estate Reported EBITDA	$(1,196)	$(906)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), prospectively from the date of acquisition.

The COVID-19 pandemic and the Australian Resort Closures both had a significant adverse impact to our results of operations for the three months ended October 31, 2020, as further described below in our segment results of operations.

Mountain Segment
Three months ended October 31, 2020 compared to the three months ended October 31, 2019
Mountain segment operating results for the three months ended October 31, 2020 and 2019 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2020	2019
Net Mountain revenue:
Lift	$33,091	$41,829	(20.9)%
Ski school	2,044	8,534	(76.0)%
Dining	3,068	21,629	(85.8)%
Retail/rental	22,306	47,915	(53.4)%
Other	34,205	60,925	(43.9)%
Total Mountain net revenue	94,714	180,832	(47.6)%
Mountain operating expense:
Labor and labor-related benefits	65,298	91,475	(28.6)%
Retail cost of sales	12,626	23,279	(45.8)%
General and administrative	49,955	64,669	(22.8)%
Other	58,213	82,585	(29.5)%
Total Mountain operating expense	186,092	262,008	(29.0)%
Mountain equity investment income, net	3,986	1,191	234.7%
Mountain Reported EBITDA	$(87,392)	$(79,985)	(9.3)%

Total skier visits	287	934	(69.3)%
ETP	$115.30	$44.78	157.5%

Mountain Reported EBITDA includes $4.8 million and $4.4 million of stock-based compensation expense for the three months ended October 31, 2020 and 2019, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of our Australian ski areas, for which the winter season generally occurs from June through early October. However, our operations during the three months ended October 31, 2020 were significantly impacted by the Australian Resort Closures and overall impacts of the COVID-19 pandemic.

Mountain Reported EBITDA decreased by $7.4 million, or 9.3%, primarily due to the Australian Resort Closures and reduced winter operations at Perisher resulting from the impacts of COVID-19. This decrease also reflects incremental off-season losses from Peak Resorts for the respective period that it was not owned in the prior year and reduced summer operations at Whistler Blackcomb resulting from the impacts of COVID-19. These decreases were partially offset by the recognition of $15.4 million of revenue related to the expiration of the Credit Offer, as well as decreases in operating expenses as a result of cost discipline efforts associated with lower levels of operations. Mountain segment results also include $0.3 million and $9.0 million of acquisition and integration related expenses for the three months ended October 31, 2020 and 2019, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from our Australian ski areas, which are translated from Australian dollars to U.S. dollars, were favorably affected by an increase in the Australian dollar exchange rate relative to the U.S. dollar as compared to the prior year, resulting in an increase in Mountain Reported EBITDA of approximately $2.4 million, which the Company calculated by applying current period foreign exchange rates to the prior period results.

Lift revenue decreased $8.7 million, or 20.9%, primarily due to the Australian Resort Closures and limitations and restrictions on our Perisher winter operations resulting from COVID-19, partially offset by the recognition of $15.4 million of revenue related to the expiration of the Credit Offer. Excluding the revenue recognized for the expiration of the Credit Offer, Total ETP increased approximately 37.7%, primarily due to capacity-driven lift ticket pricing at Perisher as a result of the reservation system put in place for the 2020 Australian ski season, as well as a favorable increase in the Australian dollar exchange rate relative to the U.S. dollar as compared to the prior year. Ski school revenue decreased $6.5 million, or 76.0%, primarily due to the Australian Resort

Closures and the impact of limitations and restrictions on our Perisher winter operations resulting from COVID-19. Dining revenue decreased $18.6 million, or 85.8%, and retail/rental revenue decreased $25.6 million, or 53.4%, both primarily due to the ongoing impacts of COVID-19 on our business, including limitations, restrictions and closures of our operations in Australia and North America.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. Other revenue decreased $26.7 million, or 43.9%, primarily due to decreased revenue as a result of the impacts of COVID-19, which impacted our North American summer activities operations and Australian lodging and transportation operations.

Operating expense decreased $75.9 million, or 29.0%, which was primarily attributable to cost discipline efforts associated with lower levels of operations, the Australian Resort Closures, and limitations and restrictions on North American summer operations and Perisher winter operations resulting from COVID-19. These decreases were partially offset by incremental operating expenses from Peak Resorts for the respective period that it was not owned in the prior year of approximately $7.8 million. Additionally, operating expense includes $0.3 million and $9.0 million of acquisition and integration related expenses for the three months ended October 31, 2020 and 2019, respectively.

Labor and labor-related benefits decreased 28.6%, primarily due to cost actions associated with limitations and restrictions on North American summer operations, Perisher winter operations and the Australian Resort Closures, all as a result of COVID-19, including decreased staffing and salary reductions, as well as tax credits of approximately $3.7 million associated with recent COVID-19 related legislation passed in Canada and Australia, partially offset by incremental expenses from Peak Resorts of approximately $3.3 million. Retail cost of sales decreased 45.8% compared to a decrease in retail sales of 52.3%, reflecting a reduction in gross margin as a result of higher discounts on aged retail products. General and administrative expense decreased 22.8%, primarily due to a decrease in allocated corporate overhead costs for all corporate functions, particularly associated with marketing and human resources, as well as tax credits of approximately $2.8 million associated with recent COVID-19 related legislation passed in Canada and Australia. Other expense decreased 29.5% primarily due to decreases in variable operating expenses associated with reduced revenues, as well as a decrease in acquisition and integration related expenses of $8.7 million, partially offset by incremental expenses from Peak Resorts of approximately $3.5 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. Mountain equity investment income from the real estate brokerage joint venture increased $2.8 million (234.7%) for the three months ended October 31, 2020 compared to the same period in the prior year due to a significant increase in both the number of real estate sales and the average price of those sales.

Lodging Segment

Three months ended October 31, 2020 compared to the three months ended October 31, 2019
Lodging segment operating results for the three months ended October 31, 2020 and 2019 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2020	2019
Lodging net revenue:
Owned hotel rooms	$7,365	$19,946	(63.1)%
Managed condominium rooms	9,329	14,740	(36.7)%
Dining	1,093	18,143	(94.0)%
Transportation	—	2,351	(100.0)%
Golf	8,454	10,221	(17.3)%
Other	9,374	14,166	(33.8)%
	35,615	79,567	(55.2)%
Payroll cost reimbursements	1,203	3,191	(62.3)%
Total Lodging net revenue	36,818	82,758	(55.5)%
Lodging operating expense:
Labor and labor-related benefits	19,977	37,615	(46.9)%
General and administrative	9,074	10,386	(12.6)%
Other	13,952	28,300	(50.7)%
	43,003	76,301	(43.6)%
Reimbursed payroll costs	1,203	3,191	(62.3)%
Total Lodging operating expense	44,206	79,492	(44.4)%
Lodging Reported EBITDA	$(7,388)	$3,266	(326.2)%

Owned hotel statistics (1):
ADR	$204.44	$238.49	(14.3)%
RevPAR	$57.33	$163.61	(65.0)%
Managed condominium statistics (1):
ADR	$232.11	$189.22	22.7%
RevPAR	$29.32	$52.83	(44.5)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$224.59	$210.60	6.6%
RevPAR	$35.00	$79.18	(55.8)%
(1) RevPAR for the three months ended October 31, 2020 declined from the prior comparative period primarily due to the impact of limitations and restrictions on North American summer operations resulting from COVID-19.
Lodging Reported EBITDA includes $0.9 million and $0.8 million of stock-based compensation expense for the three months ended October 31, 2020 and 2019, respectively. Lodging Reported EBITDA decreased $10.7 million, or 326.2%, primarily as a result of reduced North American summer operations as a result of the COVID-19 pandemic.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each decreased primarily as a result of the impacts of the COVID-19 pandemic.
Operating expense (excluding reimbursed payroll costs) decreased 43.6%. Labor and labor related benefits decreased 46.9%, primarily due to decreased staffing and salary reductions associated with COVID-19, as well as tax credits of approximately $0.4 million associated with recent COVID-19 related legislation passed in Canada and Australia. General and administrative expense decreased 12.6% primarily due to lower allocated corporate overhead costs as well as tax credits of approximately $0.5 million associated with recent COVID-19 related legislation passed in Canada and Australia. Other expense decreased 50.7%, primarily related to lower variable expenses associated with reduced revenues as a result of the COVID-19 pandemic.
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

Three months ended October 31, 2020 compared to the three months ended October 31, 2019
Real Estate segment operating results for the three months ended October 31, 2020 and 2019 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2020	2019
Total Real Estate net revenue	$254	$4,180	(93.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	203	3,932	(94.8)%
Other	1,247	1,361	(8.4)%
Total Real Estate operating expense	1,450	5,293	(72.6)%
Gain on sale of real property	—	207	(100.0)%
Real Estate Reported EBITDA	$(1,196)	$(906)	(32.0)%

Three months ended October 31, 2020
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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2020 and 2019 (in thousands).

	Three Months Ended October 31,		Increase (Decrease)
	2020	2019
Depreciation and amortization	$(62,628)	$(57,845)	8.3%
Interest expense, net	$(35,407)	$(22,690)	56.0%
Benefit from income taxes	$37,478	$46,563	(19.5)%
Effective tax rate	19.3%	29.8%	(10.5 pts)

Depreciation and amortization. Depreciation and amortization expense for the three months ended October 31, 2020 increased approximately $4.8 million compared to the same period in the prior year, primarily due to incremental depreciation and amortization expense associated with assets acquired in the Peak Resorts acquisition.

Interest expense, net. Interest expense, net for the three months ended October 31, 2020 increased $12.7 million, compared to the same period in the prior year, primarily due to borrowings under the Notes, which was completed on May 4, 2020, and debt obligations assumed in the Peak Resorts acquisition.

Benefit from income taxes.  The effective tax rate for the three months ended October 31, 2020 was 19.3%, compared to 29.8% for the three months ended October 31, 2019. The interim period effective tax rate is primarily driven by (i) anticipated pre-tax book income for the full fiscal year, adjusted for items that are deductible/non-deductible for tax purposes only (i.e., permanent items); (ii) excess tax benefits from employee share awards and enacted tax legislation, which are both recorded as discrete items; (iii) taxable income generated by state and foreign jurisdictions that varies from anticipated consolidated pre-tax book loss, (iv) the amount of net loss attributable to noncontrolling interests and (v) other discrete items.

The decrease in the effective tax rate during the three months ended October 31, 2020 compared to the three months ended October 31, 2019 was primarily due to greater impact of permanent items on the interim effective tax rate based on lower estimated full year pre-tax net income, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards), which are recorded within benefit from income taxes on the Company’s Consolidated Condensed Statements of Operations. Excess tax benefits totaled $1.3 million and $2.5 million, respectively, for the three months ended October 31, 2020 and 2019.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2020 and 2019 (in thousands):

	Three Months Ended October 31,
	2020	2019
Net loss attributable to Vail Resorts, Inc.	$(153,766)	$(106,475)
Net loss attributable to noncontrolling interests	(3,255)	(3,354)
Net loss	(157,021)	(109,829)
Benefit from income taxes	(37,478)	(46,563)
Loss before benefit from income taxes	(194,499)	(156,392)
Depreciation and amortization	62,628	57,845
Loss (gain) on disposal of fixed assets and other, net	569	(2,267)
Change in fair value of contingent consideration	802	1,136
Investment income and other, net	(343)	(277)
Foreign currency gain on intercompany loans	(540)	(360)
Interest expense, net	35,407	22,690
Total Reported EBITDA	$(95,976)	$(77,625)

Mountain Reported EBITDA	$(87,392)	$(79,985)
Lodging Reported EBITDA	(7,388)	3,266
Resort Reported EBITDA	(94,780)	(76,719)
Real Estate Reported EBITDA	(1,196)	(906)
Total Reported EBITDA	$(95,976)	$(77,625)

The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31,
	2020	2019
Long-term debt, net	$2,387,861	$2,005,057
Long-term debt due within one year	63,707	63,807
Total debt	2,451,568	2,068,864
Less: cash and cash equivalents	462,212	136,326
Net Debt	$1,989,356	$1,932,538

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2020 and 2019 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2020	2019
Net cash provided by operating activities	$111,993	$209,339
Net cash used in investing activities	$(29,274)	$(376,754)
Net cash (used in) provided by financing activities	$(12,684)	$198,440

Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations.

Three months ended October 31, 2020 compared to the three months ended October 31, 2019
We generated $112.0 million of cash from operating activities during the three months ended October 31, 2020, a decrease of $97.3 million compared to $209.3 million of cash generated during the three months ended October 31, 2019. The decrease in operating cash flows was primarily a result of a decrease in season pass accounts receivable collections, net of an increase in season pass sales during the three months ended October 31, 2020 compared to the prior year, due to the Credit Offer and the delayed timing of pass purchases and payment collections associated with the impacts of COVID-19. Additionally, operating cash flows decreased due to decreased Mountain and Lodging segment operating results for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019, primarily due to the Australian Resort Closures and ongoing impacts of COVID-19 on both our Perisher winter operations and North American summer operations. These decreases were partially offset by (i) an increase in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) primarily associated with deferred fees and payroll taxes as a result of COVID-19; (ii) a decrease in inventory purchases as a result of excess inventory already on hand; and (iii) a decrease in estimated income tax payments of $9.1 million as a result of lower estimated full year income. Additionally we generated approximately $0.2 million of proceeds from real estate development land parcel sales during the three months ended October 31, 2020 compared to $4.2 million in proceeds from real estate development land parcel sales that occurred in the prior year period.

Cash used in investing activities for the three months ended October 31, 2020 decreased by $347.5 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the three months ended October 31, 2019. Additionally, capital expenditures decreased by $22.5 million primarily as a result of actions associated with the deferral of discretionary capital projects related to the Company’s decision to prioritize near-term liquidity.

Cash used in financing activities increased by $211.1 million during the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to a decrease in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $335.6 million during the during the three months ended October 31, 2019, which was used to fund the Peak Resorts acquisition. Additionally, cash used in financing activities increased due to a quarterly $15.6 million payment on the term loan portion of our Vail Holdings Credit Agreement during the three months ended October 31, 2020 (for which the quarterly term loan payments began in January 2020). These increases were partially offset by (i) a decrease in dividends paid of $71.1 million; (ii) an increase in net borrowings under the revolver component of our Whistler Credit Agreement of $21.7 million; (iii) a decrease in repurchases of common stock of $21.4 million; and (iv) a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $18.0 million.

Significant Sources of Cash
We had $462.2 million of cash and cash equivalents as of October 31, 2020, compared to $136.3 million as of October 31, 2019. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $462.2 million of cash and cash equivalents at October 31, 2020, we had $418.8 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2020 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.2 million). Additionally, we had C$202.1 million ($151.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($225.1 million) less outstanding borrowings of C$97.0 million ($72.7 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of operating cash flows (including pass product accounts receivable collections which are expected to occur during the three months ending January 31, 2021) and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 2.5% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. On April 1, 2020, we announced that we would be reducing our capital plan for calendar year 2020 as compared to our previously issued guidance by approximately $80 million to $85 million, with the vast majority of these savings coming from the deferral of many of our discretionary capital projects. We are planning to defer all new chair lifts, terrain expansions and other mountain and base area improvements, while continuing with the vast majority of our maintenance capital spending. Accordingly, we now currently anticipate that we will spend approximately $125 million to $130 million on resort capital expenditures during calendar year 2020. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Normal discretionary capital expenditures primarily include investments that will allow us to maintain our high-quality standards, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment.

Approximately $81 million was spent for capital expenditures in calendar year 2020 as of October 31, 2020, leaving approximately $44 million to $49 million to spend in the remainder of calendar year 2020.

We expect that our capital plan for calendar year 2021 will be approximately $110 million to $115 million, excluding one-time items associated with integrations of $4 million and $11 million of reimbursable investments. Including these one-time items, we expect that our total capital plan will be approximately $125 million to $130 million. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Pursuant to the Third Amendment of our Vail Holdings Credit Agreement, we are prohibited, during the Financial Covenants Temporary Waiver Period, from making capital expenditures in excess of $200.0 million per twelve-month period ending January 31, other than non-recurring extraordinary capital expenditures incurred in connection with emergency repairs, life safety repairs or ordinary course maintenance repairs.

Debt
As of October 31, 2020, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.4 billion debt outstanding as of October 31, 2020) are not due until fiscal year 2025 and beyond. As of October 31, 2020 and 2019, total long-term debt, net (including long-term debt due within one year) was $2,451.6 million and $2,068.9 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1,932.5 million as of October 31, 2019 to $1,989.4 million as of October 31, 2020.

The Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.25 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under the Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.9 billion of variable-rate debt outstanding as of October 31, 2020. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.1 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
We announced on April 1, 2020 that we suspended the declaration of our quarterly dividend for at least two quarters in response to the COVID-19 pandemic. Additionally, pursuant to the Third Amendment of the Vail Holdings Credit Agreement, we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. For the three months ended October 31, 2020, we did not pay any cash dividends. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. Pursuant to the Third Amendment of the Vail Holdings Credit Agreement, we are prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $400.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. We did not repurchase Vail Shares during the three months ended October 31, 2020. During the three months ended October 31, 2019, we repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million). Since inception of this stock repurchase program through October 31, 2020, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of October 31, 2020, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

Pursuant to the Third Amendment of the Vail Holdings Credit Agreement, we are exempt from complying with the restrictive covenants of the Vail Holdings Credit Agreement during the Financial Covenants Temporary Waiver Period, but are required to comply with a monthly minimum liquidity test during such period (liquidity is defined as unrestricted cash and temporary cash investments of VHI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver).

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2020. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements throughout the fiscal year ending July 31, 2021. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2020, we had approximately $0.9 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 37% of our total debt outstanding, at an average interest rate of approximately 3.1% for the three months ended October 31, 2020. Based on variable-rate borrowings outstanding as of October 31, 2020, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing gains, and foreign currency gain on intercompany loans recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2020	2019
Foreign currency translation adjustments, net of tax	$1,773	$5,323
Foreign currency gain on intercompany loans	$540	$360

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 24, 2020, as of and for the year ended July 31, 2020, in addition to the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations.

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
Governmental authorities nationally and in affected regions have taken and continue to take dramatic actions by mandating various restrictions in an effort to slow the spread of the novel coronavirus (COVID-19), including travel restrictions, restrictions on public gatherings, “shelter at home’’ orders and advisories and quarantining of people who may have been exposed to the virus or who are traveling to or from a certain state. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession, with particular risk to the travel and leisure industry, which is disproportionately impacted by travel restrictions and other public health restrictions.

In response to the continued challenges associated with the spread of COVID-19, we closed all of our North American mountain resorts, retail/rental stores and lodging properties early for the 2019/2020 North American ski season in March 2020. Additionally, although our Hotham and Falls Creek resorts opened for their winter season on July 6, 2020, we closed such resorts four days later due to a “stay at home” order put in place by the Victorian government as a result of a reemergence of COVID-19 in the region that prohibited certain travel within the province to the resorts. Many of our resorts have opened for the 2020/2021 North American ski season, and we are monitoring public health orders and regulations affecting our operations. The outbreak of

COVID-19 has disrupted our business and has had and is expected to continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of COVID-19 or another pandemic include:

•	our ability to keep open our North American Resorts for their winter season;

•	our ability to attract and retain guests given the risks, or perceived risks, of gathering in public places;

•	the willingness of guests to travel or purchase advanced commitment products, such as our portfolio of season pass products;

•
existing or future restrictions imposed by governmental authorities, including capacity, indoor dining or other restrictions that may affect our operations or the ability of our guests to return to our Resorts;

•
actual or perceived deterioration or weakness in economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, and their collective impacts on demand for travel and leisure;

•	our ability to adjust capital spending and maintain sufficient liquidity to remain positioned for long-term success;

•	our ability to incentivize and retain our current employees, and attract and hire sufficient future seasonal employees;

•	the risk of lawsuits related to COVID-19;

•	our ability to access debt and equity capital on attractive terms, or at all; and

•
the impact of disruption and instability in the global financial markets or deteriorations in credit and financing conditions on our access to capital necessary to fund operating costs, including maintenance capital spending, or to address maturing liabilities.

The extent and duration of the impact of the outbreak of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on factors affecting guest behavior, including consumer confidence and spending and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. In April 2020 we introduced Epic Coverage for the 2020/2021 North American ski season, which provides refunds to all pass holders in the event of certain resort closures (including closures due to COVID-19) for any portion of the season that is not able to be utilized, subject to express terms and conditions. Accordingly, to the extent that any of our Resorts would need to be closed for all or any portion of the 2020/2021 North American ski season (including due to COVID-19), we could be required to provide a significant amount of refunds to our customers, subject to express terms and conditions, which could have a material negative impact on our financial performance and condition.

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

COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors presented in our Annual Report on Form 10-K, and our subsequent filings with the SEC. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of October 31, 2020, 34.975 Exchangeco Shares had not yet been exchanged into Vail Shares.

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

Exhibit Number	Description

4.1	Description of Securities.

10.1*	Vail Resorts, Inc. Management Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 10, 2020	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2020	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)