Form 10-Q
period 2021-01-31
VAIL RESORTS INC
filed 2021-03-11
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 8, 2021, 40,256,289 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2021	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,301,003	$390,980	$126,793
Restricted cash	11,001	11,106	13,655
Trade receivables, net	117,012	106,664	105,325
Inventories, net	86,876	101,856	113,907
Other current assets	57,559	54,482	54,122
Total current assets	1,573,451	665,088	413,802
Property, plant and equipment, net (Note 7)	2,158,863	2,192,679	2,263,781
Real estate held for sale and investment	96,801	96,844	96,944
Goodwill, net (Note 7)	1,760,908	1,709,020	1,750,011
Intangible assets, net	318,983	314,776	321,391
Operating right-of-use assets	215,377	225,744	227,394
Other assets	41,450	40,081	40,356
Total assets	$6,165,833	$5,244,232	$5,113,679
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$831,794	$499,108	$811,497
Income taxes payable	37,862	40,680	43,325
Long-term debt due within one year (Note 5)	112,796	63,677	63,556
Total current liabilities	982,452	603,465	918,378
Long-term debt, net (Note 5)	2,768,015	2,387,122	1,817,058
Operating lease liabilities	210,855	217,542	228,474
Other long-term liabilities (Note 7)	251,913	270,245	245,375
Deferred income taxes, net	266,152	234,191	254,196
Total liabilities	4,479,387	3,712,565	3,463,481
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,416, 46,350 and 46,264 shares issued, respectively	465	464	462
Exchangeable shares, $0.01 par value, 35, 36 and 55 shares issued and outstanding, respectively (Note 4)	—	—	1
Additional paid-in capital	1,216,489	1,131,624	1,130,906
Accumulated other comprehensive income (loss)	8,226	(56,837)	(44,100)
Retained earnings	639,934	645,902	717,646
Treasury stock, at cost, 6,161, 6,161, and 6,000 shares, respectively (Note 11)	(404,411)	(404,411)	(379,433)
Total Vail Resorts, Inc. stockholders’ equity	1,460,703	1,316,742	1,425,482
Noncontrolling interests	225,743	214,925	224,716
Total stockholders’ equity	1,686,446	1,531,667	1,650,198
Total liabilities and stockholders’ equity	$6,165,833	$5,244,232	$5,113,679
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net revenue:
Mountain and Lodging services and other	$597,110	$753,758	$701,384	$933,789
Mountain and Lodging retail and dining	87,219	170,674	114,477	254,233
Resort net revenue	684,329	924,432	815,861	1,188,022
Real Estate	315	206	569	4,386
Total net revenue	684,644	924,638	816,430	1,192,408
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	293,971	387,842	448,108	616,552
Mountain and Lodging retail and dining cost of products sold	37,366	67,135	54,498	104,870
General and administrative	78,121	91,302	137,150	166,357
Resort operating expense	409,458	546,279	639,756	887,779
Real Estate operating expense	1,615	1,505	3,065	6,798
Total segment operating expense	411,073	547,784	642,821	894,577
Other operating (expense) income:
Depreciation and amortization	(62,663)	(63,812)	(125,291)	(121,657)
Gain on sale of real property	—	—	—	207
Change in estimated fair value of contingent consideration (Note 8)	(1,000)	(1,600)	(1,802)	(2,736)
(Loss) gain on disposal of fixed assets and other, net	(2,192)	(709)	(2,761)	1,558
Income from operations	207,716	310,733	43,755	175,203
Mountain equity investment income, net	1,180	169	5,166	1,360
Investment income and other, net	167	361	510	638
Foreign currency gain (loss) on intercompany loans (Note 5)	5,135	(798)	5,675	(438)
Interest expense, net	(37,847)	(26,134)	(73,254)	(48,824)
Income (loss) before (provision) benefit from income taxes	176,351	284,331	(18,148)	127,939
(Provision) benefit from income taxes	(27,221)	(67,313)	10,257	(20,750)
Net income (loss)	149,130	217,018	(7,891)	107,189
Net (income) loss attributable to noncontrolling interests	(1,332)	(10,648)	1,923	(7,294)
Net income (loss) attributable to Vail Resorts, Inc.	$147,798	$206,370	$(5,968)	$99,895
Per share amounts (Note 4):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$3.67	$5.12	$(0.15)	$2.48
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$3.62	$5.04	$(0.15)	$2.44
Cash dividends declared per share	$—	$1.76	$—	$3.52
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss)	$149,130	$217,018	$(7,891)	$107,189
Foreign currency translation adjustments, net of tax	75,484	(14,045)	77,257	(9,025)
Change in estimated fair value of hedging instruments	1,307	(4,866)	5,962	(4,563)
Comprehensive income	225,921	198,107	75,328	93,601
Comprehensive income attributable to noncontrolling interests	(17,510)	(8,568)	(16,233)	(6,076)
Comprehensive income attributable to Vail Resorts, Inc.	$208,411	$189,539	$59,095	$87,525
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, October 31, 2019	$462	$1	$1,126,492	$(27,269)	$582,235	$(379,433)	$1,302,488	$219,948	$1,522,436
Comprehensive income:
Net income	—	—	—	—	206,370	—	206,370	10,648	217,018
Foreign currency translation adjustments, net of tax	—	—	—	(11,965)	—	—	(11,965)	(2,080)	(14,045)
Change in estimated fair value of hedging instruments	—	—	—	(4,866)	—	—	(4,866)	—	(4,866)
Total comprehensive income							189,539	8,568	198,107
Stock-based compensation expense	—	—	5,538	—	—	—	5,538	—	5,538
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(1,124)	—	—	—	(1,124)	—	(1,124)
Dividends (Note 4)	—	—	—	—	(70,959)	—	(70,959)	—	(70,959)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,800)	(3,800)
Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198

Balance, October 31, 2020	$464	$—	$1,130,318	$(52,387)	$492,136	$(404,411)	$1,166,120	$209,607	$1,375,727
Comprehensive income:
Net income	—	—	—	—	147,798	—	147,798	1,332	149,130
Foreign currency translation adjustments, net of tax	—	—	—	59,306	—	—	59,306	16,178	75,484
Change in estimated fair value of hedging instruments	—	—	—	1,307	—	—	1,307	—	1,307
Total comprehensive income							208,411	17,510	225,921
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	6,579	—	—	—	6,579	—	6,579
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(474)	—	—	—	(473)	—	(473)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,374)	(1,374)
Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive income:
Net income	—	—	—	—	99,895	—	99,895	7,294	107,189
Foreign currency translation adjustments, net of tax	—	—	—	(7,807)	—	—	(7,807)	(1,218)	(9,025)
Change in estimated fair value of hedging instruments	—	—	—	(4,563)	—	—	(4,563)	—	(4,563)
Total comprehensive income							87,525	6,076	93,601
Stock-based compensation expense	—	—	10,789	—	—	—	10,789	—	10,789
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(9,966)	—	—	—	(9,965)	—	(9,965)
Repurchase of common stock (Note 11)	—	—	—	—	—	(21,444)	(21,444)	—	(21,444)
Dividends (Note 4)	—	—	—	—	(142,050)	—	(142,050)	—	(142,050)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,573)	(7,573)
Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198

Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive income:
Net loss	—	—	—	—	(5,968)	—	(5,968)	(1,923)	(7,891)
Foreign currency translation adjustments, net of tax	—	—	—	59,101	—	—	59,101	18,156	77,257
Change in estimated fair value of hedging instruments	—	—	—	5,962	—	—	5,962	—	5,962
Total comprehensive income							59,095	16,233	75,328
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	12,333	—	—	—	12,333	—	12,333
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(7,534)	—	—	—	(7,533)	—	(7,533)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,415)	(5,415)
Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(7,891)	$107,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	125,291	121,657
Stock-based compensation expense	12,333	10,789
Deferred income taxes, net	(8,779)	23,568
Other non-cash expense (income), net	104	(977)
Changes in assets and liabilities:
Trade receivables, net	(9,014)	167,417
Inventories, net	16,151	(14,237)
Accounts payable and accrued liabilities	111,481	70,873
Deferred revenue	220,846	72,831
Income taxes payable - excess tax benefit from share award exercises	(1,478)	(2,818)
Income taxes payable - other	(2,454)	(17,647)
Other assets and liabilities, net	2,479	(956)
Net cash provided by operating activities	459,069	537,689
Cash flows from investing activities:
Capital expenditures	(67,338)	(121,788)
Acquisition of businesses, net of cash acquired	—	(327,555)
Other investing activities, net	1,608	3,597
Net cash used in investing activities	(65,730)	(445,746)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	—	492,625
Proceeds from borrowings under Whistler Credit Agreement	21,144	—
Proceeds from borrowings under 0.0% Convertible Notes	575,000	—
Repayments of borrowings under Vail Holdings Credit Agreement	(31,250)	(355,625)
Repayments of borrowings under Whistler Credit Agreement	(22,380)	(18,863)
Employee taxes paid for share award exercises	(7,534)	(9,966)
Dividends paid	—	(142,050)
Repurchases of common stock	—	(21,444)
Other financing activities, net	(21,693)	(14,513)
Net cash provided by (used in) financing activities	513,287	(69,836)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,292	(48)
Net increase in cash, cash equivalents and restricted cash	909,918	22,059
Cash, cash equivalents and restricted cash:
Beginning of period	402,086	118,389
End of period	$1,312,004	$140,448

Non-cash investing activities:
Accrued capital expenditures	$12,877	$11,982
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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and EB-5 Development Notes (each as defined in Note 5, Long-Term Debt), have been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input).
The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes, EPR Secured Notes and EB-5 Development Notes as of January 31, 2021 are presented below (in thousands):

	January 31, 2021
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$639,984
0.0% Convertible Notes	$467,758	$580,762
EPR Secured Notes	$136,512	$181,810
EB-5 Development Notes	$49,127	$50,277

Recently Issued Accounting Standards
Standards Being Evaluated
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options” by reducing the number of accounting separation models for convertible instruments, amending the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives, and requiring entities to use the if-converted method for all convertible instruments in the diluted earnings per share (“EPS”) calculation. This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2022), and the guidance allows for a modified retrospective or fully retrospective method of transition. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, including the method of transition and timing of adoption.

3.     Revenues
2020/2021 North American Credit Offer and Epic Coverage
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores early during the 2019/2020 North American ski season, beginning on March 15, 2020. Subsequently, the Company announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. The Credit Offer was considered a contract modification which constituted a material right to 2019/2020 North American ski season guests and, as such, represents a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have otherwise been recognized as lift revenue during the year ended July 31, 2020. The Credit Offer expired on September 17, 2020 and at that time, the Company estimated the amount of Credit Offer discounts redeemed would be approximately $15.4 million less than the $120.9 million of deferred pass product revenue. As a result, the Company recognized $15.4 million as lift revenue during the three months ended October 31, 2020. The remaining deferred revenue associated with the Credit Offer is being recognized as lift revenue as the performance obligations are satisfied, which the Company expects will be largely completed by the end of the third quarter of the fiscal year ending July 31, 2021. In the event that a pass product holder obtains a refund under Epic Coverage (as discussed below) for the 2020/2021 North American ski season and is eligible to utilize their credit toward the purchase of a pass product for the 2021/2022 North American ski season, this remaining deferred revenue will be recognized in the fiscal year ending July 31, 2022.

In April 2020, the Company announced Epic Coverage, which is included with the purchase of all 2020/2021 North American pass products for no additional charge. Epic Coverage offers refunds to 2020/2021 North American pass product holders if certain qualifying personal or resort closure events occurred before or occur during the 2020/2021 North American ski season, or if pass product holders were unable to make reservations on their preferred days by December 7, 2020. The estimated amount of refunds will reduce the amount of pass product revenue recognized during the year ending July 31, 2021. To estimate the amount of refunds under Epic Coverage, the Company considered (i) historical claims data for personal events, (ii) provincial, state, county and local COVID-19 regulations and public health orders, (iii) the ability for the Company’s pass holders to make reservations on their preferred days, and (iv) the Company’s current operating plans for its resorts. The Company believes the estimates of refunds are reasonable; however, actual results could vary materially from such estimates, and such estimates will be remeasured at each reporting date.
Additionally, for the 2020/2021 North American ski season, the Company introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at the Company’s North American owned and operated Resorts. Epic Mountain Rewards constitutes a material right to pass product holders and as a result, the Company allocates a portion of the pass product transaction price to these other lines of business.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Mountain net revenue:
Lift	$430,775	$484,348	$463,866	$526,177
Ski School	56,390	102,743	58,434	111,277
Dining	31,810	75,719	34,878	97,348
Retail/Rental	90,126	133,713	112,432	181,628
Other	32,354	49,022	66,559	109,947
Total Mountain net revenue	$641,455	$845,545	$736,169	$1,026,377
Lodging net revenue:
Owned hotel rooms	$6,708	$11,251	$14,073	$31,197
Managed condominium rooms	20,336	31,500	29,665	46,240
Dining	2,865	11,111	3,958	29,254
Transportation	2,947	7,725	2,947	10,076
Golf	—	—	8,562	10,543
Other	8,000	13,855	17,266	27,699
	40,856	75,442	76,471	155,009
Payroll cost reimbursements	2,018	3,445	3,221	6,636
Total Lodging net revenue	$42,874	$78,887	$79,692	$161,645
Total Resort net revenue	$684,329	$924,432	$815,861	$1,188,022
Total Real Estate net revenue	315	206	569	4,386
Total net revenue	$684,644	$924,638	$816,430	$1,192,408

Contract Balances
Deferred revenue balances of a short-term nature were $480.4 million and $256.4 million as of January 31, 2021 and July 31, 2020, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $120.9 million and $121.9 million as of January 31, 2021 and July 31, 2020, respectively. For the three and six months ended January 31, 2021, the Company recognized approximately $100.3 million and $136.1 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2020. As of January 31, 2021, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivables, net were $117.0 million and $106.7 million as of January 31, 2021 and July 31, 2020, respectively.

Costs to Obtain Contracts with Customers
As of January 31, 2021, $8.6 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization commensurate with the revenue recognized for related skier visits. The Company recorded amortization of $7.4 million and $7.8 million, respectively, for these costs during the three and six months ended January 31, 2021, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

4.    Net Income (Loss) per Share
Earnings per Share
Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$147,798	$147,798	$206,370	$206,370
Weighted-average Vail Shares outstanding	40,253	40,253	40,261	40,261
Weighted-average Exchangeco Shares outstanding	35	35	55	55
Total Weighted-average shares outstanding	40,288	40,288	40,316	40,316
Effect of dilutive securities	—	521	—	625
Total shares	40,288	40,809	40,316	40,941
Net income per share attributable to Vail Resorts	$3.67	$3.62	$5.12	$5.04

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 28,000 for the three months ended January 31, 2021 and 2020, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2021 and 2020 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net (loss) income per share:
Net (loss) income attributable to Vail Resorts	$(5,968)	$(5,968)	$99,895	$99,895
Weighted-average Vail Shares outstanding	40,233	40,233	40,274	40,274
Weighted-average Exchangeco Shares outstanding	35	35	55	55
Total Weighted-average shares outstanding	40,268	40,268	40,329	40,329
Effect of dilutive securities	—	—	—	644
Total shares	40,268	40,268	40,329	40,973
Net (loss) income per share attributable to Vail Resorts	$(0.15)	$(0.15)	$2.48	$2.44

The number of shares issuable upon the exercise of share based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.6 million and 23,000 for the six months ended January 31, 2021 and 2020, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price of $407.17 per share of common stock, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended January 31, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
The Company did not pay cash dividends during the three and six months ended January 31, 2021. During the three and six months ended January 31, 2020, the Company paid cash dividends of $1.76 and $3.52 per share, respectively ($71.0 million and $142.1 million, respectively, in the aggregate).

5.    Long-Term Debt
Long-term debt, net as of January 31, 2021, July 31, 2020 and January 31, 2020 is summarized as follows (in thousands):

	Maturity	January 31, 2021	July 31, 2020	January 31, 2020
Vail Holdings Credit Agreement term loan (a)	2024	$1,171,875	$1,203,125	$1,234,375
Vail Holdings Credit Agreement revolver (a)	2024	—	—	25,000
6.25% Notes	2025	600,000	600,000	—
0.0% Convertible Notes (b)	2026	575,000	—	—
Whistler Credit Agreement revolver (c)	2024	60,243	58,236	26,447
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	51,500	51,500	51,500
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	348,927	346,034	343,147
Other	2021-2033	17,875	18,616	19,360
Total debt		2,992,157	2,444,248	1,866,566
Less: Unamortized premiums, discounts and debt issuance costs (b)		111,346	(6,551)	(14,048)
Less: Current maturities (e)		112,796	63,677	63,556
Long-term debt, net		$2,768,015	$2,387,122	$1,817,058

(a)On December 18, 2020, Vail Holdings, Inc. (“VHI”), certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into a Fourth Amendment to the Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, VHI is exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio, senior secured leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending through January 31, 2022 (unless VHI makes a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which VHI will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by VHI). After the expiration of the Financial Covenants Temporary Waiver Period:
•the maximum ratio permitted under the maximum leverage ratio financial maintenance covenant shall be 6.25 to 1.00;
•the maximum ratio permitted under the senior secured leverage ratio financial maintenance covenant shall be 4.00 to 1.00; and
•the minimum ratio permitted under the minimum interest coverage ratio financial maintenance covenant will be 2.00 to 1.00.

The Company will be prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the Lenders):
•paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;
•incurring indebtedness secured by the collateral under the Vail Holdings Credit Agreement in an amount in excess of $1.75 billion; and
•making certain non-ordinary course investments in similar businesses, joint ventures and unrestricted subsidiaries unless the Company has liquidity (as defined below) of at least $300.0 million.

The Fourth Amendment also removed certain restrictions under the Financial Covenants Temporary Waiver Period, including (i) removing the restriction on acquisitions so long as the Company has liquidity (as defined below) of at least $300.0 million and (ii) removing the $200.0 million annual limit on capital expenditures.

In addition, VHI is required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VHI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver) of not less than $150.0 million until the date which VHI delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.

During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.25% (which has decreased from the floor of 0.75% that was in effect prior to the Fourth Amendment).

As of January 31, 2021, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.2 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of January 31, 2021 (2.62% for the first $400.0 million of borrowings, and for amounts in excess of $400.0 million for which LIBOR is subject to a floor of 0.25% during the Financial Covenants Temporary Waiver Period, 2.75%). Other than as impacted by the provisions in place during the Financial Covenants Temporary Waiver Period, interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of January 31, 2021).

(b)On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 in a private placement conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. The 0.0% Convertible Notes were issued under an Indenture dated December 18, 2020 (the “Indenture”) between the Company and U.S. Bank National Association, as Trustee. The 0.0% Convertible Notes do not bear regular interest and the principal amount does not accrete. The 0.0% Convertible Notes mature on January 1, 2026, unless earlier repurchased, redeemed or converted.

The 0.0% Convertible Notes are general senior unsecured obligations of the Company. The 0.0% Convertible Notes rank senior in right of payment to any future debt that is expressly subordinated, equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, and are subordinated to all of the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The 0.0% Convertible Notes will also be structurally subordinated to all of the existing and future liabilities and obligations of the Company’s subsidiaries, including such subsidiaries’ guarantees of the 6.25% Notes.

The initial conversion rate is 2.4560 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents an initial conversion price of approximately $407.17 per share (the “Conversion Price”), and is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.

Holders may convert their notes, at their option, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 if the last reported sale price per share of our common stock exceeds 130% of the Conversion Price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the Conversion Rate on such trading day;

•upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture;
•if the Company calls the 0.0% Convertible Notes for redemption; or
•at any time from, and including, July 1, 2025 until the close of business on the scheduled trading day immediately before the maturity date.

The 0.0% Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after January 1, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the Conversion Price for a specified period of time. If the Company elects to redeem less than all of the 0.0% Convertible Notes, at least $50.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of the relevant redemption notice date. Calling any 0.0% Convertible Notes for redemption will constitute a make-whole fundamental change with respect to such notes, in which case the Conversion Rate applicable to the conversion of such notes will be increased in certain circumstances if such notes are converted after they are called for redemption.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 0.0% Convertible Notes may require the Company to repurchase all or a portion of their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid special and additional interest, if any, to, but excluding, the applicable repurchase date. If certain fundamental changes referred to as make-whole fundamental changes (as defined in the Indenture) occur, the Conversion Rate for the 0.0% Convertible Notes may be increased for a specified period of time.

The Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Indenture, certain defaults on certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. The Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the holders of the 0.0% Convertible Notes to receive additional interest on the notes for up to 360 days following such failure.

The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature, and was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Condensed Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represents a debt discount of $109.7 million and will be amortized to interest expense, net over the term. The balance of the unamortized debt discount was $107.2 million as of January 31, 2021. The carrying amount of the equity component representing the conversion option was approximately $109.7 million and was determined by deducting the initial fair value of the liability component from the total proceeds of the 0.0% Convertible Notes of $575.0 million. Additionally, the Company recorded deferred tax liabilities of approximately $27.5 million related to the equity component of the 0.0% Convertible Notes, which decreased the recorded value of the equity component. The equity component is recorded within additional paid-in capital on the Company’s Consolidated Condensed Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

Deferred financing costs related to the 0.0% Convertible Notes of approximately $14.9 million were allocated between the liability and equity components of the 0.0% Convertible Notes based on the proportion of the total proceeds allocated to the debt and equity components.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of January 31, 2021, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 2.21% as of January 31, 2021). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2021 is equal to 0.4% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2021, interest on this note accrued at a rate of 11.38%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2021, interest on this note accrued at a rate of 10.91%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2021, interest on this note accrued at a rate of 10.91%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2021, interest on this note accrued at a rate of 11.78%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2021, interest on this note accrued at a rate of 8.57%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of January 31, 2021 the Company had funded the EPR debt service reserve account in an amount equal to approximately $3.1 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2021 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2021 (February 2021 through July 2021)	$31,684
2022	121,345
2023	63,740
2024	63,796
2025	1,614,127
Thereafter	1,097,465
Total debt	$2,992,157

The Company recorded gross interest expense of $37.8 million and $26.1 million for the three months ended January 31, 2021 and 2020, respectively, of which $1.2 million and $0.3 million, respectively, was amortization of deferred financing costs. The Company recorded gross interest expense of $73.3 million and $48.8 million for the six months ended January 31, 2021 and 2020, respectively, of which $1.9 million and $0.7 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $5.1 million and $5.7 million, respectively, of non-cash foreign currency gain on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2021 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $0.8 million and $0.4 million, respectively, of non-cash foreign currency loss on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2020 on the Company’s Consolidated Condensed Statements of Operations.

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

Six Months Ended January 31,
2020
Pro forma net revenue	$1,199,067
Pro forma net income attributable to Vail Resorts, Inc.	$95,850
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.38
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.34

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2021	July 31, 2020	January 31, 2020
Land and land improvements	$759,056	$750,714	$749,669
Buildings and building improvements	1,499,525	1,475,661	1,475,415
Machinery and equipment	1,410,781	1,361,178	1,253,476
Furniture and fixtures	323,490	308,267	450,903
Software	120,016	104,223	121,390
Vehicles	81,767	80,510	70,820
Construction in progress	58,753	81,967	53,325
Gross property, plant and equipment	4,253,388	4,162,520	4,174,998
Accumulated depreciation	(2,094,525)	(1,969,841)	(1,911,217)
Property, plant and equipment, net	$2,158,863	$2,192,679	$2,263,781

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2021	July 31, 2020	January 31, 2020
Trade payables	$86,251	$59,692	$126,836
Deferred revenue	480,353	256,402	426,672
Accrued salaries, wages and deferred compensation	59,665	25,588	48,591
Accrued benefits	44,549	43,704	46,622
Deposits	31,472	20,070	63,432
Operating lease liability	36,878	36,604	35,650
Other liabilities	92,626	57,048	63,694
Total accounts payable and accrued liabilities	$831,794	$499,108	$811,497

The composition of other long-term liabilities follows (in thousands):

	January 31, 2021	July 31, 2020	January 31, 2020
Private club deferred initiation fee revenue	$104,457	$105,108	$108,674
Other long-term liabilities	147,456	165,137	136,701
Total other long-term liabilities	$251,913	$270,245	$245,375

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the six months ended January 31, 2021 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2020	1,666,809	42,211	1,709,020
Effects of changes in foreign currency exchange rates	51,888	—	51,888
Balance at January 31, 2021	$1,718,697	$42,211	$1,760,908

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

	Estimated Fair Value Measurement as of January 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$204,070	$204,070	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,734	$—	$8,734	$—
Liabilities:
Interest Rate Swaps	$16,548	$—	$16,548	$—
Contingent Consideration	$17,000	$—	$—	$17,000

	Estimated Fair Value Measurement as of July 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$203,158	$203,158	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,208	$—	$8,208	$—
Liabilities:
Interest Rate Swaps	$22,510	$—	$22,510	$—
Contingent Consideration	$17,800	$—	$—	$17,800

	Estimated Fair Value Measurement as of January 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,052	$3,052	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,717	$—	$7,717	$—
Liabilities:
Interest Rate Swaps	$4,563	$—	$4,563	$—
Contingent Consideration	$23,500	$—	$—	$23,500

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities and accumulated other comprehensive income (loss) on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2021.

The changes in Contingent Consideration during the six months ended January 31, 2021 and 2020 were as follows (in thousands):

Balance as of July 31, 2020 and 2019, respectively	$17,800	$27,200
Payments	(2,602)	(6,436)
Change in estimated fair value	1,802	2,736
Balance as of January 31, 2021 and 2020, respectively	$17,000	$23,500

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 10.49%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.1 million to $4.2 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2021, the Company made a payment to the landlord for Contingent Consideration of approximately $2.6 million and recorded an increase of approximately $1.8 million. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $17.0 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.1 million, $2.1 million and $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2021, July 31, 2020 and January 31, 2020, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2021, the Company had various letters of credit outstanding totaling $75.8 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.4 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $14.2 million as of January 31, 2021, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2021, July 31, 2020 and January 31, 2020, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, other indicators of financial performance or liquidity presented in the Consolidated Condensed Financial Statements, such as net income (loss) or net change in cash and cash equivalents.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net revenue:
Lift	$430,775	$484,348	$463,866	$526,177
Ski school	56,390	102,743	58,434	111,277
Dining	31,810	75,719	34,878	97,348
Retail/rental	90,126	133,713	112,432	181,628
Other	32,354	49,022	66,559	109,947
Total Mountain net revenue	641,455	845,545	736,169	1,026,377
Lodging	42,874	78,887	79,692	161,645
Total Resort net revenue	684,329	924,432	815,861	1,188,022
Real Estate	315	206	569	4,386
Total net revenue	$684,644	$924,638	$816,430	$1,192,408
Segment operating expense:
Mountain	$359,058	$472,686	$545,150	$734,694
Lodging	50,400	73,593	94,606	153,085
Total Resort operating expense	409,458	546,279	639,756	887,779
Real Estate	1,615	1,505	3,065	6,798
Total segment operating expense	$411,073	$547,784	$642,821	$894,577
Gain on sale of real property	$—	$—	$—	$207
Mountain equity investment income, net	$1,180	$169	$5,166	$1,360
Reported EBITDA:
Mountain	$283,577	$373,028	$196,185	$293,043
Lodging	(7,526)	5,294	(14,914)	8,560
Resort	276,051	378,322	181,271	301,603
Real Estate	(1,300)	(1,299)	(2,496)	(2,205)
Total Reported EBITDA	$274,751	$377,023	$178,775	$299,398
Real estate held for sale and investment	$96,801	$96,944	$96,801	$96,944
Reconciliation from net income (loss) attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income (loss) attributable to Vail Resorts, Inc.	$147,798	$206,370	$(5,968)	$99,895
Net income (loss) attributable to noncontrolling interests	1,332	10,648	(1,923)	7,294
Net income (loss)	149,130	217,018	(7,891)	107,189
Provision (benefit) from income taxes	27,221	67,313	(10,257)	20,750
Income (loss) before provision (benefit) from income taxes	176,351	284,331	(18,148)	127,939
Depreciation and amortization	62,663	63,812	125,291	121,657
Change in estimated fair value of contingent consideration	1,000	1,600	1,802	2,736
Loss (gain) on disposal of fixed assets and other, net	2,192	709	2,761	(1,558)
Investment income and other, net	(167)	(361)	(510)	(638)
Foreign currency (gain) loss on intercompany loans	(5,135)	798	(5,675)	438
Interest expense, net	37,847	26,134	73,254	48,824
Total Reported EBITDA	$274,751	$377,023	$178,775	$299,398

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three and six months ended January 31, 2021. The Company repurchased zero and 95,618 Vail Shares (at a total cost of approximately $21.4 million), respectively, during the three and six months ended January 31, 2020. Since inception of its share repurchase program through January 31, 2021, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of January 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2021 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2021 and 2020 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 24, 2020.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) and Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents), in the following discussion because we consider these measurements to be significant indications of our financial performance and available capital resources. Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measures of financial performance or liquidity under accounting principles generally accepted in the United States (“GAAP”). We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Refer to the end of the Results of Operations section for a reconciliation of net income (loss) attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 67% and 57% of Mountain net revenue for the three months ended January 31, 2021 and 2020, respectively. The increase in the portion of our Mountain net revenue that is comprised of lift revenue was due to the disproportionate impacts of COVID-19 on our ancillary lines of revenue.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2021, Destination guests comprised approximately 48% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 52% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 55% and 45%, respectively, for the three months ended January 31, 2020. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. The impacts of COVID-19, including travel restrictions, had an adverse impact on Destination visitation, particularly for international guests, as demand for long-distance travel continues to be lower than normal. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product valid at each of our resorts, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation (excluding visitation data for the year ended July 31, 2020 (“Fiscal 2020”) as the data is non-comparable as a result of the early resort closures associated with COVID-19 in March 2020).

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass lift product revenue (“non-pass revenue”). For the three months ended January 31, 2021 and 2020, approximately 70% and 58%, respectively, of our total lift revenue recognized was comprised of pass revenue. The increase in the portion of our total lift revenue that was comprised of pass revenue was primarily due to COVID-19 related limitations on our operations, which also resulted in us restricting the sale of non-pass lift products until December 8, 2020. Pass product revenue recognized year to date, which is primarily recognized in our second fiscal quarter, represents approximately 50% of our total North American pass product sales for both the 2020/2021 and 2019/2020 North American ski seasons, with the remaining North American pass product revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

The ongoing impacts of the COVID-19 pandemic have resulted in reduced visitation and decreased spending for the 2020/2021 North American ski season compared to the prior year, primarily as a result of declines in visitation from non-pass, lift ticket purchases as well as limitations and restrictions on our operations. These declines were primarily driven by reduced demand for Destination visitation at our western resorts and COVID-19 related capacity limitations, which were further impacted by snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts throughout the holiday season. Visitation and spending was also particularly impacted in regions where heightened COVID-19 restrictions exist, including Whistler Blackcomb, Tahoe and Vermont. Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance as a result of the Canadian travel restrictions and border closure, which continue to be in effect. In addition, our Australian ski areas were closed or limited during the three months ended October 31, 2020 as a result of the reemergence of COVID-19 in the region. These actions, trends, and the COVID-19 pandemic in general, had a significant adverse impact to our results of operations for the three and six months ended January 31, 2021, and we expect them to continue to have a significant adverse impact for the remainder of the year ending July 31, 2021 (“Fiscal 2021”).

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

The performance of our lodging properties (including managed condominium rooms) proximate to our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 91% and 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended January 31, 2021 and 2020, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

The ongoing impacts of the COVID-19 pandemic have resulted in reduced occupancy at our lodging properties during the 2020/2021 North American ski season as compared to the prior year. In addition, we made the decision to close our GTLC facilities including Jackson Lake Lodge and Jenny Lake Lodge during the summer of 2020, as well as implement restrictions on guided activities, in-restaurant dining and the temporary closure of many facilities, among others, which negatively impacted results for the first quarter of Fiscal 2021. These actions, trends, and the COVID-19 pandemic in general, had a significant adverse impact to our results of operations for the three and six months ended January 31, 2021, and we expect them to continue to have a significant adverse impact for the remainder of Fiscal 2021.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The global outbreak of COVID-19 has led to travel restrictions and other adverse economic impacts including reduced consumer confidence, an increase in unemployment rates and volatility in global and local economies. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic and the impact it may have on our business, we have seen a significant negative change in our performance and expect our future performance will also continue to be negatively impacted. In addition, the North American economy has been and may continue to be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact of the global economic uncertainty as a result of the COVID-19 pandemic on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2020/2021 North American ski season.

•As a result of the early closure of the 2019/2020 North American ski season, we announced that we would offer customers who had purchased 2019/2020 North American pass products credits towards the purchase of a 2020/2021 North American pass product if such purchase was made by September 17, 2020 (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in Fiscal 2020. The Credit Offer expired on September 17, 2020, and we estimated that the amount of Credit Offer discounts redeemed would be approximately $15.4 million less than the $120.9 million of deferred pass product revenue. As a result, we recognized $15.4 million as lift revenue during the three months ended October 31, 2020. The remaining deferred revenue associated with the Credit Offer is being recognized as lift revenue as the performance obligations are satisfied, which we expect will primarily be complete in the third quarter of Fiscal 2021. In the event that a pass product holder obtains a refund under Epic Coverage (as discussed below) for the 2020/2021 North American ski season and is eligible to utilize their credit toward the purchase of a pass product purchase for the 2021/2022 North American ski season, a portion of this remaining deferred revenue will be recognized during the year ending July 31, 2022.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During Fiscal 2020, pass product revenue represented approximately 51% of total lift revenue. Pass revenue increased approximately $22.1 million, or 7.9%, for the three months ended January 31, 2021 compared to the same period in the prior year, primarily due to increased pass product sales for the 2020/2021 North American ski season compared to the 2019/2020 North American ski season, including partial recognition of the deferred pass product revenue related to the Credit Offer. Additionally, deferred revenue related to North American pass product sales was approximately $310.0 million as of January 31, 2021 (compared to approximately $286.0 million as of January 31, 2020).

•Visitation across our North American resorts declined relative to prior year levels, primarily as a result of declines in visitation from non-pass, lift ticket purchases. These declines were primarily driven by reduced demand for Destination visitation at our western resorts and COVID-19 related capacity limitations which were further impacted by snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts through the holiday season. Visitation was particularly impacted in regions where heightened COVID-19 related restrictions exist, including Whistler Blackcomb, Tahoe and Vermont. Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance as a result of the Canadian travel restrictions and border closure, which continue to be in effect. Local visitation at our western resorts was in line with prior year results and Destination visitation has been supported by our strong season pass sales results leading into the season. We cannot predict the impact that the early season results, impacts of COVID-19 limitations and restrictions or future weather conditions will have on our skier visitation and results of operations for the remainder of the 2020/2021 North American ski season.

•To address the uncertainty surrounding the 2020/2021 North American season, we introduced Epic Coverage which is included with the purchase of all 2020/2021 North American pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures and certain travel restrictions (e.g. for COVID-19), or if pass product holders were unable to make reservations on their preferred days by December 7, 2020, giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our pass insurance program for eligible injuries, job losses and many other personal events. The estimated amount of refunds will reduce the amount of pass product revenue recognized during Fiscal 2021.

Additionally, for the 2020/2021 North American ski season, we introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski and ride school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards constitutes a material right to pass product holders and as a result, we allocate a portion of the pass product transaction price to these other lines of business.

•As of January 31, 2021, we had $1.3 billion of cash and cash equivalents, as well as $418.6 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.4 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2021, we had C$222.1 million ($173.8 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($234.7 million) less outstanding borrowings of C$77.0 million ($60.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

On December 18, 2020, we entered into the Fourth Amendment to our Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, we are exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio, senior secured leverage ratio, and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). During the Financial Covenants Temporary Waiver Period, we are subject to other restrictions which will limit our ability to make future acquisitions, investments, distributions to stockholders, share repurchases or incur additional debt. See Liquidity and Capital Resources for additional information. Additionally, on December 18, 2020, we completed an offering of $575.0 million in aggregate principal amount of 0.0% convertible senior notes due 2026 (the “0.0% Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 0.0% Convertible Notes are senior, unsecured obligations that do not bear regular interest, and the principal amount of the 0.00% Convertible Notes does not accrete. The notes will mature on January 1, 2026, unless earlier repurchased, redeemed or converted. See Liquidity and Capital Resources for additional information.

We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2021, compared to the three and six months ended January 31, 2020 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss) attributable to Vail Resorts, Inc.	$147,798	$206,370	$(5,968)	$99,895
Income before provision (benefit) from income taxes	$176,351	$284,331	$(18,148)	$127,939
Mountain Reported EBITDA	$283,577	$373,028	$196,185	$293,043
Lodging Reported EBITDA	(7,526)	5,294	(14,914)	8,560
Resort Reported EBITDA	$276,051	$378,322	$181,271	$301,603
Real Estate Reported EBITDA	$(1,300)	$(1,299)	$(2,496)	$(2,205)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), prospectively from the date of acquisition.

The COVID-19 pandemic had a significant adverse impact to our results of operations for the three and six months ended January 31, 2021, as further described below in our segment results of operations.

Mountain Segment
Three months ended January 31, 2021 compared to the three months ended January 31, 2020
Mountain segment operating results for the three months ended January 31, 2021 and 2020 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Mountain net revenue:
Lift	$430,775	$484,348	(11.1)%
Ski school	56,390	102,743	(45.1)%
Dining	31,810	75,719	(58.0)%
Retail/rental	90,126	133,713	(32.6)%
Other	32,354	49,022	(34.0)%
Total Mountain net revenue	641,455	845,545	(24.1)%
Mountain operating expense:
Labor and labor-related benefits	144,844	195,224	(25.8)%
Retail cost of sales	28,067	41,985	(33.1)%
Resort related fees	26,356	38,368	(31.3)%
General and administrative	65,766	77,975	(15.7)%
Other	94,025	119,134	(21.1)%
Total Mountain operating expense	359,058	472,686	(24.0)%
Mountain equity investment income, net	1,180	169	598.2%
Mountain Reported EBITDA	$283,577	$373,028	(24.0)%

Total skier visits	6,716	7,096	(5.4)%
ETP	$64.14	$68.26	(6.0)%

Mountain Reported EBITDA includes $5.5 million and $4.6 million of stock-based compensation expense for the three months ended January 31, 2021 and 2020, respectively.

Mountain Reported EBITDA decreased $89.5 million, or 24.0%, primarily due to limitations and restrictions on our North American winter operations as a result of the impacts of COVID-19. Visitation across our North American Resorts declined relative to prior year levels as a result of declines in visitation from non-pass lift ticket purchases, but was partially offset by an increase in visitation from pass product holders. The effects of these decreases were partially offset by decreases in operating expenses as a result of cost discipline efforts associated with lower levels of operations, as well as strong North American pass sales growth for the 2020/2021 ski season, including the portion of revenue associated with the Credit Offer that was recognized during the three months ended January 31, 2021. Mountain segment results also include $0.5 million and $1.9 million of acquisition and integration related expenses for the three months ended January 31, 2021 and 2020, respectively, which are recorded within Mountain other operating expense.

Lift revenue decreased $53.6 million, or 11.1%, primarily due to limitations and restrictions on our North American winter operations due to the impacts of COVID-19, which resulted in a decrease in non-pass visitation. Non-pass revenue decreased 37.0% due to reduced visitation at our Resorts, which was significantly impacted by COVID-19 related capacity limitations and snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts through the holiday season, partially offset by an increase in non-pass ETP of 1.6%. Visitation was particularly impacted in regions where heightened COVID-19 related restrictions exist, including Whistler Blackcomb, Tahoe and Vermont. Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance as a result of the Canadian travel restrictions and border closure, which continue to be in effect. Pass revenue increased 7.9%, which was driven by increased pass product sales for the 2020/2021 North American ski season compared to the 2019/2020 North American ski season, including the portion of revenue associated with the Credit Offer that was recognized during the three months ended January 31, 2021.

Ski school revenue decreased $46.4 million, or 45.1%, dining revenue decreased $43.9 million, or 58.0%, and retail/rental revenue decreased $43.6 million, or 32.6%, all primarily due to reduced visitation and the ongoing limitations and restrictions on our North American operations as a result of the impacts of COVID-19 on our business.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue decreased $16.7 million, or 34.0%, primarily due to decreased mountain activities, mountain services, employee housing and marketing revenue as a result of reduced visitation and the impacts of COVID-19, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense decreased $113.6 million, or 24.0%, which was primarily attributable to cost discipline efforts associated with lower levels of operations and limitations and restrictions on our North American winter operations resulting from COVID-19. Additionally, operating expense includes $0.5 million and $1.9 million of acquisition and integration related expenses for the three months ended January 31, 2021 and 2020, respectively.

Labor and labor-related benefits decreased 25.8%, primarily due to cost actions associated with reduced visitation and limitations and restrictions on North American winter operations as a result of COVID-19, including decreased staffing and tax credits of approximately $7.6 million associated with recent COVID-19 related legislation passed in Canada. Retail cost of sales decreased 33.1% compared to a decrease in retail sales of 37.8%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees decreased 31.3% primarily due to decreases in revenue on which those fees are based. General and administrative expense decreased 15.7%, primarily due to a decrease in allocated corporate overhead costs for all corporate functions, as well as tax credits of approximately $1.2 million associated with recent COVID-19 related legislation passed in Canada. Other expense decreased 21.1% primarily due to decreases in variable operating expenses associated with reduced revenues and visitation, as well as a decrease in acquisition and integration related expenses of $1.4 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company increased $1.0 million (598.2%) for the three months ended January 31, 2021 compared to the same period in the prior year due to a significant increase in both the number of real estate sales and the average price of those sales.

Six months ended January 31, 2021 compared to the six months ended January 31, 2020
Mountain segment operating results for the six months ended January 31, 2021 and 2020 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Mountain net revenue:
Lift	$463,866	$526,177	(11.8)%
Ski school	58,434	111,277	(47.5)%
Dining	34,878	97,348	(64.2)%
Retail/rental	112,432	181,628	(38.1)%
Other	66,559	109,947	(39.5)%
Total Mountain net revenue	736,169	1,026,377	(28.3)%
Mountain operating expense:
Labor and labor-related benefits	210,142	286,699	(26.7)%
Retail cost of sales	40,693	65,264	(37.6)%
Resort related fees	28,892	42,814	(32.5)%
General and administrative	115,721	142,644	(18.9)%
Other	149,702	197,273	(24.1)%
Total Mountain operating expense	545,150	734,694	(25.8)%
Mountain equity investment income, net	5,166	1,360	279.9%
Mountain Reported EBITDA	$196,185	$293,043	(33.1)%

Total skier visits	7,003	8,030	(12.8)%
ETP	$66.24	$65.53	1.1%

Mountain Reported EBITDA includes $10.3 million and $9.0 million of stock-based compensation expense for the six months ended January 31, 2021 and 2020, respectively.

Mountain Reported EBITDA decreased $96.9 million, or 33.1%, primarily due to limitations and restrictions on our North American winter operations and at Perisher resulting from the impacts of COVID-19, as well as our decision to close Mount Hotham and Falls Creek in July 2020 for the remainder of the Australian ski season as a result of the reemergence of COVID-19 in the region. Visitation across our North American Resorts declined relative to prior year levels as a result of declines in visitation from non-pass lift ticket purchases, but was partially offset by an increase in visitation from pass product holders. The effects of these decreases were partially offset by decreases in operating expenses as a result of cost discipline efforts associated with lower levels of operations, as well as strong North American pass sales growth for the 2020/2021 ski season, including the portion of revenue associated with the Credit Offer that was recognized during the six months ended January 31, 2021. Mountain segment results also include $0.8 million and $10.9 million of acquisition and integration related expenses for the six months ended January 31, 2021 and 2020, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from our Australian ski areas and Whistler Blackcomb, which are translated from Australian dollars and Canadian dollars, respectively, to U.S. dollars, were favorably affected by increases in the Australian dollar and Canadian dollar exchange rates relative to the U.S. dollar as compared to the prior year, resulting in an increase in Mountain Reported EBITDA of approximately $2.8 million, which the Company calculated by applying current period foreign exchange rates to the prior period results.

As our North American resorts opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift and ski school revenues for the six months ended January 31, 2021 and 2020 are materially unchanged as compared to those same components for the three months ended January 31, 2021 and 2020. Accordingly, the primary basis for the changes to these components of our North American resorts for the six months ended January 31, 2021 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2021 compared to the three months ended January 31, 2020.” Additionally, lift revenue and ski school revenue both decreased as a result of the limitations, restrictions and closures at our Australian ski areas.

Dining revenue decreased $62.5 million, or 64.2%, and retail/rental revenue decreased $69.2 million, or 38.1%, both primarily due to the ongoing impacts of COVID-19 on our business, including limitations, restrictions and closures of our operations in North America and Australia.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. Other revenue decreased $43.4 million, or 39.5%, primarily due to decreased mountain activities, mountain services, Australian lodging and transportation, and employee housing revenue as a result of reduced visitation and the impacts of COVID-19, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense decreased $189.5 million, or 25.8%, which was primarily attributable to cost discipline efforts associated with lower levels of operations and limitations, restrictions and closures of Resort operations resulting from COVID-19. Additionally, operating expense includes $0.8 million and $10.9 million of acquisition and integration related expenses for the six months ended January 31, 2021 and 2020, respectively.

Labor and labor-related benefits decreased 26.7%, primarily due to cost actions associated with reduced visitation and limitations, restrictions and closures of our Resort operations as a result of COVID-19, including decreased staffing and salary reductions, as well as tax credits of approximately $11.3 million associated with recent COVID-19 related legislation passed in Canada and Australia. Retail cost of sales decreased 37.6% compared to a decrease in retail sales of 42.4%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees decreased 32.5% primarily due to decreases in revenue on which those fees are based. General and administrative expense decreased 18.9%, primarily due to a decrease in allocated corporate overhead costs for all corporate functions, as well as tax credits of approximately $4.0 million associated with recent COVID-19 related legislation passed in Canada and Australia. Other expense decreased 24.1% primarily due to decreases in variable operating expenses associated with reduced revenues and visitation, as well as a decrease in acquisition and integration related expenses of $10.1 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company increased $3.8 million (279.9%) for the six months ended January 31, 2021 compared to the same period in the prior year due to a significant increase in both the number of real estate sales and the average price of those sales.

Lodging Segment

Three months ended January 31, 2021 compared to the three months ended January 31, 2020
Lodging segment operating results for the three months ended January 31, 2021 and 2020 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Lodging net revenue:
Owned hotel rooms	$6,708	$11,251	(40.4)%
Managed condominium rooms	20,336	31,500	(35.4)%
Dining	2,865	11,111	(74.2)%
Transportation	2,947	7,725	(61.9)%
Other	8,000	13,855	(42.3)%
	40,856	75,442	(45.8)%
Payroll cost reimbursements	2,018	3,445	(41.4)%
Total Lodging net revenue	42,874	78,887	(45.7)%
Lodging operating expense:
Labor and labor-related benefits	23,167	33,929	(31.7)%
General and administrative	12,355	13,327	(7.3)%
Other	12,860	22,892	(43.8)%
	48,382	70,148	(31.0)%
Reimbursed payroll costs	2,018	3,445	(41.4)%
Total Lodging operating expense	50,400	73,593	(31.5)%
Lodging Reported EBITDA	$(7,526)	$5,294	(242.2)%

Owned hotel statistics (1):
ADR	$275.33	$265.15	3.8%
RevPAR	$97.07	$143.15	(32.2)%
Managed condominium statistics (1):
ADR	$415.97	$404.14	2.9%
RevPAR	$87.47	$144.85	(39.6)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$382.40	$371.45	2.9%
RevPAR	$88.98	$144.56	(38.4)%
(1) RevPAR for the three months ended January 31, 2021 declined from the prior comparative period primarily due to the impact of limitations and restrictions on our North American winter operations resulting from COVID-19.
Lodging Reported EBITDA includes $1.0 million and $0.9 million of stock-based compensation expense for the three months ended January 31, 2021 and 2020, respectively. Lodging Reported EBITDA decreased $12.8 million, primarily as a result of limitations and restrictions on our North American winter operations as a result of the impacts of COVID-19, which resulted in reduced occupancy at our lodging properties as compared to the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation and other revenue each decreased primarily as a result of the impacts of the COVID-19 pandemic.
Operating expense (excluding reimbursed payroll costs) decreased 31.0%. Labor and labor related benefits decreased 31.7%, primarily due to decreased staffing associated with COVID-19. General and administrative expense decreased 7.3% primarily due to lower allocated corporate overhead costs. Other expense decreased 43.8%, primarily related to lower variable expenses associated with reduced revenues as a result of the COVID-19 pandemic.

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
Six months ended January 31, 2021 compared to the six months ended January 31, 2020
Lodging segment operating results for the six months ended January 31, 2021 and 2020 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Lodging net revenue:
Owned hotel rooms	$14,073	$31,197	(54.9)%
Managed condominium rooms	29,665	46,240	(35.8)%
Dining	3,958	29,254	(86.5)%
Transportation	2,947	10,076	(70.8)%
Golf	8,562	10,543	(18.8)%
Other	17,266	27,699	(37.7)%
	76,471	155,009	(50.7)%
Payroll cost reimbursements	3,221	6,636	(51.5)%
Total Lodging net revenue	79,692	161,645	(50.7)%
Lodging operating expense:
Labor and labor-related benefits	43,144	71,544	(39.7)%
General and administrative	21,429	23,713	(9.6)%
Other	26,812	51,192	(47.6)%
	91,385	146,449	(37.6)%
Reimbursed payroll costs	3,221	6,636	(51.5)%
Total Lodging operating expense	94,606	153,085	(38.2)%
Lodging Reported EBITDA	$(14,914)	$8,560	(274.2)%

Owned hotel statistics (1):
ADR	$240.84	$247.92	(2.9)%
RevPAR	$75.03	$155.22	(51.7)%
Managed condominium statistics (1):
ADR	$346.25	$313.72	10.4%
RevPAR	$58.02	$100.40	(42.2)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$317.42	$291.74	8.8%
RevPAR	$60.89	$111.59	(45.4)%
(1) RevPAR for the six months ended January 31, 2021 declined from the prior comparative period primarily due to the impact of limitations and restrictions on our North American operations resulting from COVID-19.
Lodging Reported EBITDA includes $1.9 million and $1.7 million of stock-based compensation expense for the six months ended January 31, 2021 and 2020, respectively. Lodging Reported EBITDA decreased $23.5 million, or 274.2%, primarily as a result of limitations and restrictions on our North American operations as a result of the impacts of COVID-19, which resulted in reduced occupancy at our lodging properties compared to the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each decreased primarily as a result of the impacts of the COVID-19 pandemic.

Operating expense (excluding reimbursed payroll costs) decreased 37.6%. Labor and labor related benefits decreased 39.7%, primarily due to decreased staffing and salary reductions associated with COVID-19. General and administrative expense decreased 9.6% primarily due to lower allocated corporate overhead costs. Other expense decreased 47.6%, primarily related to lower variable expenses associated with reduced revenues as a result of the COVID-19 pandemic.
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

Three months ended January 31, 2021 compared to the three months ended January 31, 2020
Real Estate segment operating results for the three months ended January 31, 2021 and 2020 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Total Real Estate net revenue	$315	$206	52.9%
Real Estate operating expense:
Cost of sales (including sales commission)	211	—	nm
Other	1,404	1,505	(6.7)%
Total Real Estate operating expense	1,615	1,505	7.3%
Real Estate Reported EBITDA	$(1,300)	$(1,299)	(0.1)%

Other operating expense for both the three months ended January 31, 2021 and 2020 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Six months ended January 31, 2021 compared to the six months ended January 31, 2020
Real Estate segment operating results for the six months ended January 31, 2021 and 2020 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2021	2020
Total Real Estate net revenue	$569	$4,386	(87.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	414	3,932	(89.5)%
Other	2,651	2,866	(7.5)%
Total Real Estate operating expense	3,065	6,798	(54.9)%
Gain on sale of real property	—	207	(100.0)%
Real Estate Reported EBITDA	$(2,496)	$(2,205)	(13.2)%

Six months ended January 31, 2021
Other operating expense of $2.7 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2021 and 2020 (in thousands).

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2021	2020		2021	2020
Depreciation and amortization	$(62,663)	$(63,812)	(1.8)%	$(125,291)	$(121,657)	3.0%
Foreign currency gain (loss) on intercompany loans	$5,135	$(798)	743.5%	$5,675	$(438)	1,395.7%
Interest expense, net	$(37,847)	$(26,134)	44.8%	$(73,254)	$(48,824)	50.0%
(Provision) benefit from income taxes	$(27,221)	$(67,313)	(59.6)%	$10,257	$(20,750)	149.4%
Effective tax rate (provision) benefit	(15.4)%	(23.7)%	(8.3 pts)	56.5%	(16.2)%	72.7 pts

Depreciation and amortization. Depreciation and amortization expense for the six months ended January 31, 2021 increased $3.6 million compared to the same period in the prior year, primarily due to incremental depreciation and amortization expense associated with assets acquired in the Peak Resorts acquisition.

Foreign currency gain (loss) on intercompany loans. Foreign currency gain (loss) on intercompany loans for the three and six months ended January 31, 2021 increased $5.9 million and $6.1 million, respectively, as a result of the Canadian dollar increasing relative to the U.S. dollar compared to the same respective periods in the prior year, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and six months ended January 31, 2021 increased $11.7 million and $24.4 million, respectively, compared to the same period in the prior year, primarily due to borrowings under the 6.25% Notes, which were issued in May 2020; non-cash interest expense associated with amortization of the debt discount for the 0.0% Convertible Notes, which were issued in December 2020; and debt obligations assumed in the Peak Resorts acquisition in September 2019.

(Provision) benefit from income taxes.  At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate (provision) benefit for the three and six months ended January 31, 2021 was (15.4)% and 56.5%, respectively, compared to (23.7)% and (16.2)%, respectively, for the three and six months ended January 31, 2020.

The decrease in the effective tax rate for the three months ended January 31, 2021 compared to the three months ended January 31, 2020 was primarily due to the greater tax impact of permanent items based on the lower estimated pre-tax book income for the full fiscal year. The increase in the effective tax rate for the six months ended January 31, 2021 compared to the six months ended January 31, 2020 was primarily due to the tax impact of discrete items recognized based on the lower year-to-date pre-tax book income recognized for the period.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income (loss) attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2021 and 2020 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss) attributable to Vail Resorts, Inc.	$147,798	$206,370	$(5,968)	$99,895
Net income (loss) attributable to noncontrolling interests	1,332	10,648	(1,923)	7,294
Net income (loss)	149,130	217,018	(7,891)	107,189
Provision (benefit) from income taxes	27,221	67,313	(10,257)	20,750
Income (loss) before provision (benefit) from income taxes	176,351	284,331	(18,148)	127,939
Depreciation and amortization	62,663	63,812	125,291	121,657
Loss (gain) on disposal of fixed assets and other, net	2,192	709	2,761	(1,558)
Change in fair value of contingent consideration	1,000	1,600	1,802	2,736
Investment income and other, net	(167)	(361)	(510)	(638)
Foreign currency (gain) loss on intercompany loans	(5,135)	798	(5,675)	438
Interest expense, net	37,847	26,134	73,254	48,824
Total Reported EBITDA	$274,751	$377,023	$178,775	$299,398

Mountain Reported EBITDA	$283,577	$373,028	$196,185	$293,043
Lodging Reported EBITDA	(7,526)	5,294	(14,914)	8,560
Resort Reported EBITDA	276,051	378,322	181,271	301,603
Real Estate Reported EBITDA	(1,300)	(1,299)	(2,496)	(2,205)
Total Reported EBITDA	$274,751	$377,023	$178,775	$299,398
The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31
	2021	2020
Long-term debt, net	$2,768,015	$1,817,058
Long-term debt due within one year	112,796	63,556
Total debt	2,880,811	1,880,614
Less: cash and cash equivalents	1,301,003	126,793
Net Debt	$1,579,808	$1,753,821

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2021 and 2020 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2021	2020
Net cash provided by operating activities	$459,069	$537,689
Net cash used in investing activities	$(65,730)	$(445,746)
Net cash provided by (used in) financing activities	$513,287	$(69,836)

Six months ended January 31, 2021 compared to the six months ended January 31, 2020
We generated $459.1 million of cash from operating activities during the six months ended January 31, 2021, a decrease of $78.6 million compared to $537.7 million of cash generated during the six months ended January 31, 2020. The decrease in operating cash flows was primarily a result of (i) decreased Mountain and Lodging segment operating results for the six months ended January 31, 2021 as compared to the six months ended January 31, 2020, primarily due to the ongoing impacts of COVID-19 on our 2020/2021 North American operations and (ii) an increase in cash interest payments of $18.2 million in the six months ended January 31, 2021 as compared to the prior year, primarily due to incremental cash interest payments on the 6.25% Notes issued in May 2020, for which the first interest payment was made on November 15, 2020. These decreases were partially offset by (i) an increase in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) primarily associated with a larger increase in accrued trade payables, salaries and wages as of January 31, 2021 as compared to the beginning of the fiscal year relative to the increase in the prior year period and (ii) a decrease in estimated income tax payments of $16.2 million as a result of lower estimated full year income.

Cash used in investing activities for the six months ended January 31, 2021 decreased by $380.0 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the six months ended January 31, 2020. Additionally, capital expenditures decreased by $54.5 million primarily as a result of the deferral of discretionary capital projects related to the Company’s decision to prioritize near-term liquidity.

Cash used in financing activities decreased by $583.1 million during the six months ended January 31, 2021 compared to the six months ended January 31, 2020, primarily due to proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during the six months ended January 31, 2021. Additionally, cash used in financing activities decreased as a result of (i) a decrease in net payments under the revolver portion of our Vail Holdings Credit Agreement of $183.0 million; (ii) a decrease in dividends paid of $142.1 million; (iii) a decrease in repurchases of common stock of $21.4 million; and (iv) an increase in net borrowings under the revolver component of our Whistler Credit Agreement of $17.6 million. This was partially offset by (i) a decrease in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $335.6 million during the during the six months ended January 31, 2020, which was used to fund the Peak Resorts acquisition, (ii) an increase in quarterly payments on the term loan portion of our Vail Holdings Credit Agreement of $15.6 million and (iii) an increase in financing costs primarily associated with the issuance of the 0.0% Convertible Notes.

Significant Sources of Cash
We had $1,301.0 million of cash and cash equivalents as of January 31, 2021, compared to $126.8 million as of January 31, 2020. The increase was primarily associated with the issuances of our $600.0 million 6.25% Notes in May 2020 and our $575.0 million 0.0% Convertible Notes in December 2020. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $1,301.0 million of cash and cash equivalents at January 31, 2021, we had $418.6 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2021 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.4 million). Additionally, we had C$222.1 million ($173.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($234.7 million) less outstanding borrowings of C$77.0 million ($60.2 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at LIBOR plus 2.5% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We currently anticipate we will spend approximately $115 million to $120 million on resort capital expenditures during calendar year 2021, excluding one-time items associated with integrations of $5 million and $12 million of reimbursable investments, as well as real estate related capital. Including these one-time items, we expect that our total capital plan will be approximately $135 million to $140 million. Included in these estimated capital expenditures are approximately $75 million to $80 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures expected for calendar year 2021 include, among other projects, several investments which were previously deferred from calendar year 2020 as a result of COVID-19 and are subject to regulatory approvals, including the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek; a new four-person high speed lift to serve Peak 7 at Breckenridge; replacing the Peru lift at Keystone with a six-person high speed chairlift; replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and an upgrade of the four-person Quantum lift at Okemo with a six-person high speed chairlift. We will also continue to invest in company-wide technology enhancements to support our data driven approach, guest experience and corporate infrastructure which improve our scalability and efficiency as we work to optimize our processes, business analytics and cost discipline across the network, as well as upgrades to the infrastructure of our guest contact centers. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of January 31, 2021, principal payments on the majority of our long-term debt ($2.7 billion of the total $3.0 billion debt outstanding as of January 31, 2021) are not due until fiscal year 2025 and beyond. As of January 31, 2021 and 2020, total long-term debt, net (including long-term debt due within one year) was $2,880.8 million and $1,880.6 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,753.8 million as of January 31, 2020 to $1,579.8 million as of January 31, 2021.

On December 18, 2020, we entered into a Fourth Amendment to the Vail Holdings Credit Agreement. Pursuant to the Fourth Amendment, among other terms, we are exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio, maximum senior secured leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption period prior to such date), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). After the expiration of the Financial Covenants Temporary Waiver Period:
•the maximum ratio permitted under the maximum leverage ratio financial maintenance covenant shall be 6.25 to 1.00;
•the maximum ratio permitted under the senior secured leverage ratio financial maintenance covenant shall be 4.00 to 1.00; and
•the minimum ratio permitted under the minimum interest coverage ratio financial maintenance covenant will be 2.00 to 1.00.

We will be prohibited from the following activities during the Financial Covenants Temporary Waiver Period (unless approval is obtained by a majority of the Lenders):
•paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) we have liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;
•incurring indebtedness secured by the collateral under the Vail Holdings Credit Agreement in an amount in excess of $1.75 billion; and
•making certain non-ordinary course investments in similar businesses, joint ventures and unrestricted subsidiaries unless the Company has liquidity (as defined below) of at least $300.0 million.

The Fourth Amendment also removed certain restrictions under the Financial Covenants Temporary Waiver Period, including (i) removing the restriction on acquisitions so long as we have liquidity (as defined below) of at least $300.0 million and (ii) removing the $200.0 million annual limit on capital expenditures.

In addition, we are required to comply with a monthly minimum liquidity test (liquidity is defined as unrestricted cash and temporary cash investments of VRI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver) of not less than $150.0 million, during the period that began July 31, 2020 and ending on the date we deliver a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.

During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.25% (which has decreased from the floor of 0.75% that was in effect prior to the Fourth Amendment).

On December 18, 2020, we completed our offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 in a private placement conducted pursuant to Rule 144A of the Securities Act. The 0.0% Convertible Notes were issued under an Indenture dated December 18, 2020 (the “Indenture”) between us and U.S. Bank National Association, as Trustee. The 0.0% Convertible Notes do not bear regular interest and the principal amount does not accrete. The 0.0% Convertible Notes mature on January 1, 2026, unless earlier repurchased, redeemed or converted.

The 0.0% Convertible Notes are our general senior unsecured obligations. The 0.0% Convertible Notes rank senior in right of payment to any future debt that is expressly subordinated, equal in right of payment with our existing and future liabilities that are not so subordinated, and are subordinated to all of our existing and future secured debt to the extent of the value of the assets securing such debt. The 0.0% Convertible Notes will also be structurally subordinated to all of the existing and future liabilities and obligations of our subsidiaries, including such subsidiaries’ guarantees of the 6.25% Notes.

The initial conversion rate is 2.4560 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents an initial conversion price of approximately $407.17 per share (the “Conversion Price”), and is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. The principal amount of the 0.0% Convertible Notes is required to be settled in cash. We will settle conversions by paying cash, delivering shares of our common stock, or a combination of the two, at our option.

Holders may convert their notes, at their option, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 if the last reported sale price per share of our common stock exceeds 130% of the Conversion Price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the Conversion Rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture;
•if we call the 0.0% Convertible Notes for redemption; or
•at any time from, and including, July 1, 2025 until the close of business on the scheduled trading day immediately before the maturity date.

The 0.0% Convertible Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after January 1, 2024 and on or before the 25th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the Conversion Price for a specified period of time. If we elect to redeem less than all of the 0.0% Convertible Notes, at least $50.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of the relevant redemption notice date. Calling any 0.0% Convertible Notes for redemption will constitute a make-whole fundamental change with respect to such notes, in which case the Conversion Rate applicable to the conversion of such notes will be increased in certain circumstances if such notes are converted after they are called for redemption.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 0.0% Convertible Notes may require us to repurchase all or a portion of their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid special and additional interest, if any, to, but excluding, the applicable repurchase date. If certain fundamental changes referred to as make-whole fundamental changes (as defined in the Indenture) occur, the Conversion Rate for the 0.0% Convertible Notes may be increased for a specified period of time.

The Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Indenture, certain defaults on certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. We may elect, at our option, that the sole remedy for an event of default relating to certain failures by the

Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the holders of the 0.0% Convertible Notes to receive additional interest on the notes for up to 360 days following such failure.

As of January 31, 2021, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.2 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.9 billion of variable-rate debt outstanding as of January 31, 2021. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $8.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
We announced on April 1, 2020 that we suspended the declaration of our quarterly dividend for at least two quarters in response to the COVID-19 pandemic. Additionally, pursuant to the Fourth Amendment, we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. For the six months ended January 31, 2021, we did not pay cash dividends. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. Pursuant to the Fourth Amendment, we are prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. We did not repurchase Vail Shares during the six months ended January 31, 2021. During the six months ended January 31, 2020, we repurchased 95,618 Vail Shares (at a total cost of approximately $21.4 million). Since inception of this stock repurchase program through January 31, 2021, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of January 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio, Secured Net Funded Debt to Adjusted EBITDA and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

Pursuant to the Fourth Amendment, we are exempt from complying with the restrictive financial covenants of the Vail Holdings Credit Agreement during the Financial Covenants Temporary Waiver Period, but are required to comply with a monthly minimum liquidity test during such period (liquidity is defined as unrestricted cash and temporary cash investments of VHI and its restricted subsidiaries and available commitments under the Vail Holdings Credit Agreement revolver).

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2021. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements throughout the fiscal year ending July 31, 2021. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•the ultimate duration of COVID-19 and its short-term and long-term impacts on consumer behaviors, the economy generally, and our business and results of operations, including the ultimate amount of refunds that we would be required to refund to our pass product holders for qualifying circumstances under our recently launched Epic Coverage program;
•the willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the current outbreak of COVID-19), and the cost and availability of travel options and changing consumer preferences or willingness to travel;
•prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•unfavorable weather conditions or the impact of natural disasters;
•risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data and our ability to adapt to technological developments or industry trends;
•risks related to cyber-attacks;
•the seasonality of our business combined with adverse events that may occur during our peak operating periods;
•competition in our mountain and lodging businesses;

•the high fixed cost structure of our business;
•our ability to fund resort capital expenditures;
•risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;
•our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;
•risks related to federal, state, local and foreign government laws, rules and regulations;
•risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products, properties and services effectively;
•risks related to our workforce, including increased labor costs, loss of key personnel and our ability to hire and retain a sufficient seasonal workforce;
•adverse consequences of current or future legal claims;
•a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;
•our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including Peak Resorts, Hotham, Falls Creek or future acquisitions;
•our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to acquired businesses;
•risks associated with international operations;
•fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars, as compared to the U.S. dollar;
•changes in accounting judgments and estimates, accounting principles, policies or guidelines or adverse determinations by taxing authorities, as well as risks associated with uncertainty of the impact of tax reform legislation in the United States;
•risks related to our indebtedness and our ability to satisfy our debt service requirements under our outstanding debt including our unsecured senior notes, which could reduce our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes; and
•a materially adverse change in our financial condition.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A “Risk Factors” of our Form 10-K and Part II, Item 1A “Risk Factors” of this Form 10-Q for the quarter ended January 31, 2021. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2021, we had approximately $0.9 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 30% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2021 of approximately 2.9% and 3.0%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2021, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $8.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, net of tax, representing gains (losses), and foreign currency gain (loss) on intercompany loans recognized in comprehensive income (in thousands).

	Six Months Ended January 31,
	2021	2020
Foreign currency translation adjustments, net of tax	$77,257	$(9,025)
Foreign currency gain (loss) on intercompany loans	$5,675	$(438)

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report on Form 10-Q.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 24, 2020, as of and for the year ended July 31, 2020, in addition to the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations.

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

Governmental authorities nationally and in affected regions have taken and continue to take dramatic actions by mandating various restrictions in an effort to slow the spread of the novel coronavirus (COVID-19), including travel restrictions, border closures, restrictions on public gatherings, occupancy limits, “shelter at home’’ orders and advisories and quarantining of people who may have been exposed to the virus or who are traveling to or from a certain state. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will continue to result in a period of material global economic slowdown or a global recession, with particular risk to the travel and leisure industry, which is disproportionately impacted by travel restrictions and other public health restrictions.

In response to the continued challenges associated with the spread of COVID-19, we closed all of our North American mountain resorts, retail/rental stores and lodging properties early for the 2019/2020 North American ski season in March 2020. Additionally, although our Hotham and Falls Creek resorts opened for their winter season on July 6, 2020, we closed such resorts four days later due to a “stay at home” order put in place by the Victorian government as a result of a reemergence of COVID-19 in the region that prohibited certain travel within the province to the resorts. Our North American resorts have opened for the 2020/2021 ski season, and we are monitoring public health orders and regulations affecting our operations. The outbreak of COVID-19 has disrupted our business and has had and is expected to continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of COVID-19 or another pandemic include:

•our ability to keep open our North American Resorts for their winter season;
•our ability to attract and retain guests given the risks, or perceived risks, of gathering in public places;
•the willingness of guests to travel or purchase advanced commitment products, such as our portfolio of season pass products;
•existing or future restrictions imposed by governmental authorities, including quarantine requirements, capacity, indoor dining or other restrictions that may affect our operations or the ability of our guests to return to our Resorts;
•actual or perceived deterioration or weakness in economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, and their collective impacts on demand for travel and leisure;
•our ability to adjust capital spending and maintain sufficient liquidity to remain positioned for long-term success;
•our ability to incentivize and retain our current employees, attract and hire sufficient seasonal employees, and maintain current level of staffing;
•the risk of lawsuits related to COVID-19;
•our ability to access debt and equity capital on attractive terms, or at all; and
•the impact of disruption and instability in the global financial markets or deteriorations in credit and financing conditions on our access to capital necessary to fund operating costs, including maintenance capital spending, or to address maturing liabilities.

The extent and duration of the impact of the outbreak of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration and spread of the outbreak, the speed and coverage of vaccine rollouts, any continuing travel restrictions or vaccination requirements in connection with travel, the related impact on factors affecting guest behavior, including consumer confidence and spending and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. In April 2020 we introduced Epic Coverage for the 2020/2021 North American ski season, which provides refunds to all pass holders in the event of certain resort closures (including closures due to COVID-19) for any portion of the season that is not able to be utilized, subject to express terms and conditions. Accordingly, to the extent that any of our Resorts would need to be closed for all or any portion of the 2020/2021 North American ski season (including due to COVID-19), we could be required to provide a significant amount of refunds to our customers, subject to express terms and conditions, which could have a material negative impact on our financial performance and condition.

We may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations. There is no guarantee that debt or equity markets will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. In addition, because of reduced travel demand, certain of our leased properties may not generate revenue sufficient to meet operating expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of January 31, 2021, 34,612 Exchangeco Shares had not yet been exchanged into Vail Shares.
The shares issued at closing of the Whistler Blackcomb acquisition were issued in reliance upon Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Although exempt from the registration requirements under the Securities Act, such shares are listed and freely tradeable on the New York Stock Exchange.

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

4.1
Indenture, dated December 18, 2020, by and between Vail Resorts, Inc. and U.S. Bank National Association, as Trustee (including the form of 0.00% Convertible Senior Note due 2026). (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on December 18, 2020) (File No. 001-09614).

10.1
Fourth Amendment to the Eighth Amended and Restated Credit Agreement, dated as of December 18, 2020, between Vail Holdings, Inc., as borrower, Vail Resorts, Inc. and certain subsidiaries of Vail Resorts, Inc., as guarantors, and Bank of America, N.A., as administrative agent, on its own behalf and on the behalf of the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 18, 2020) (File No. 001-09614).

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

Vail Resorts, Inc.

Date: March 11, 2021	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2021	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)