Form 10-Q
period 2021-04-30
VAIL RESORTS INC
filed 2021-06-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 3, 2021, 40,268,257 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2021	July 31, 2020	April 30, 2020
Assets
Current assets:
Cash and cash equivalents	$1,344,702	$390,980	$482,656
Restricted cash	11,684	11,106	10,459
Trade receivables, net	208,132	106,664	100,225
Inventories, net	73,044	101,856	101,748
Other current assets	47,253	54,482	55,790
Total current assets	1,684,815	665,088	750,878
Property, plant and equipment, net (Note 7)	2,116,795	2,192,679	2,201,803
Real estate held for sale and investment	96,259	96,844	96,565
Goodwill, net (Note 7)	1,801,296	1,709,020	1,673,258
Intangible assets, net	323,521	314,776	310,033
Operating right-of-use assets	211,497	225,744	217,318
Other assets	42,454	40,081	39,797
Total assets	$6,276,637	$5,244,232	$5,289,652
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$567,264	$499,108	$449,274
Income taxes payable	36,344	40,680	42,554
Long-term debt due within one year (Note 5)	113,454	63,677	63,566
Total current liabilities	717,062	603,465	555,394
Long-term debt, net (Note 5)	2,739,981	2,387,122	2,365,372
Operating lease liabilities	196,256	217,542	209,321
Other long-term liabilities (Note 7)	252,451	270,245	251,464
Deferred income taxes, net	344,190	234,191	277,841
Total liabilities	4,249,940	3,712,565	3,659,392
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,429, 46,350 and 46,266 shares issued, respectively	465	464	462
Exchangeable shares, $0.01 par value, 34, 36 and 54 shares issued and outstanding, respectively (Note 4)	—	—	1
Additional paid-in capital	1,220,942	1,131,624	1,136,139
Accumulated other comprehensive income (loss)	50,643	(56,837)	(109,576)
Retained earnings	914,563	645,902	799,508
Treasury stock, at cost, 6,161, 6,161, and 6,161 shares, respectively (Note 11)	(404,411)	(404,411)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,782,202	1,316,742	1,422,123
Noncontrolling interests	244,495	214,925	208,137
Total stockholders’ equity	2,026,697	1,531,667	1,630,260
Total liabilities and stockholders’ equity	$6,276,637	$5,244,232	$5,289,652
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net revenue:
Mountain and Lodging services and other	$794,393	$582,890	$1,495,777	$1,516,679
Mountain and Lodging retail and dining	93,885	110,799	208,362	365,032
Resort net revenue	888,278	693,689	1,704,139	1,881,711
Real Estate	800	398	1,369	4,784
Total net revenue	889,078	694,087	1,705,508	1,886,495
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	317,836	285,764	765,944	902,316
Mountain and Lodging retail and dining cost of products sold	35,937	42,663	90,435	147,533
General and administrative	73,294	60,818	210,444	227,175
Resort operating expense	427,067	389,245	1,066,823	1,277,024
Real Estate operating expense	2,023	1,128	5,088	7,926
Total segment operating expense	429,090	390,373	1,071,911	1,284,950
Other operating (expense) income:
Depreciation and amortization	(64,071)	(64,730)	(189,362)	(186,387)
Gain on sale of real property	189	—	189	207
Asset impairments (Notes 2 & 7)	—	(28,372)	—	(28,372)
Change in estimated fair value of contingent consideration (Note 8)	(10,400)	8,000	(12,202)	5,264
Gain (loss) on disposal of fixed assets and other, net	1,999	(380)	(762)	1,178
Income from operations	387,705	218,232	431,460	393,435
Mountain equity investment income (loss), net	1,011	(90)	6,177	1,270
Investment income and other, net	347	361	857	999
Foreign currency gain (loss) on intercompany loans (Note 5)	4,157	(7,753)	9,832	(8,191)
Interest expense, net	(39,033)	(24,479)	(112,287)	(73,303)
Income before provision for income taxes	354,187	186,271	336,039	314,210
Provision for income taxes	(76,897)	(26,440)	(66,640)	(47,190)
Net income	277,290	159,831	269,399	267,020
Net income attributable to noncontrolling interests	(2,661)	(7,285)	(738)	(14,579)
Net income attributable to Vail Resorts, Inc.	$274,629	$152,546	$268,661	$252,441
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$6.82	$3.79	$6.67	$6.26
Diluted net income per share attributable to Vail Resorts, Inc.	$6.72	$3.74	$6.58	$6.17
Cash dividends declared per share	$—	$1.76	$—	$5.28
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income	$277,290	$159,831	$269,399	$267,020
Foreign currency translation adjustments, net of tax	54,910	(69,235)	132,167	(78,260)
Change in estimated fair value of hedging instruments	3,610	(16,450)	9,572	(21,013)
Comprehensive income	335,810	74,146	411,138	167,747
Comprehensive (income) loss attributable to noncontrolling interests	(18,764)	12,924	(34,997)	6,848
Comprehensive income attributable to Vail Resorts, Inc.	$317,046	$87,070	$376,141	$174,595
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, January 31, 2020	$462	$1	$1,130,906	$(44,100)	$717,646	$(379,433)	$1,425,482	$224,716	$1,650,198
Comprehensive income (loss):
Net income	—	—	—	—	152,546	—	152,546	7,285	159,831
Foreign currency translation adjustments, net of tax	—	—	—	(49,026)	—	—	(49,026)	(20,209)	(69,235)
Change in estimated fair value of hedging instruments	—	—	—	(16,450)	—	—	(16,450)	—	(16,450)
Total comprehensive income (loss)							87,070	(12,924)	74,146
Stock-based compensation expense	—	—	5,338	—	—	—	5,338	—	5,338
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(105)	—	—	—	(105)	—	(105)
Repurchase of common stock (Note 11)	—	—	—	—	—	(24,978)	(24,978)	—	(24,978)
Dividends (Note 4)	—	—	—	—	(70,684)	—	(70,684)	—	(70,684)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,655)	(3,655)
Balance, April 30, 2020	$462	$1	$1,136,139	$(109,576)	$799,508	$(404,411)	$1,422,123	$208,137	$1,630,260

Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446
Comprehensive income:
Net income	—	—	—	—	274,629	—	274,629	2,661	277,290
Foreign currency translation adjustments, net of tax	—	—	—	38,807	—	—	38,807	16,103	54,910
Change in estimated fair value of hedging instruments	—	—	—	3,610	—	—	3,610	—	3,610
Total comprehensive income							317,046	18,764	335,810
Stock-based compensation expense	—	—	6,184	—	—	—	6,184	—	6,184
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(1,731)	—	—	—	(1,731)	—	(1,731)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(12)	(12)
Balance, April 30, 2021	$465	$—	$1,220,942	$50,643	$914,563	$(404,411)	$1,782,202	$244,495	$2,026,697

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive income (loss):
Net income	—	—	—	—	252,441	—	252,441	14,579	267,020
Foreign currency translation adjustments, net of tax	—	—	—	(56,833)	—	—	(56,833)	(21,427)	(78,260)
Change in estimated fair value of hedging instruments	—	—	—	(21,013)	—	—	(21,013)	—	(21,013)
Total comprehensive income (loss)							174,595	(6,848)	167,747
Stock-based compensation expense	—	—	16,127	—	—	—	16,127	—	16,127
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(10,071)	—	—	—	(10,070)	—	(10,070)
Repurchase of common stock (Note 11)	—	—	—	—	—	(46,422)	(46,422)	—	(46,422)
Dividends (Note 4)	—	—	—	—	(212,734)	—	(212,734)	—	(212,734)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(11,228)	(11,228)
Balance, April 30, 2020	$462	$1	$1,136,139	$(109,576)	$799,508	$(404,411)	$1,422,123	$208,137	$1,630,260

Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive income:
Net income	—	—	—	—	268,661	—	268,661	738	269,399
Foreign currency translation adjustments, net of tax	—	—	—	97,908	—	—	97,908	34,259	132,167
Change in estimated fair value of hedging instruments	—	—	—	9,572	—	—	9,572	—	9,572
Total comprehensive income							376,141	34,997	411,138
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	18,517	—	—	—	18,517	—	18,517
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(9,265)	—	—	—	(9,264)	—	(9,264)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,427)	(5,427)
Balance, April 30, 2021	$465	$—	$1,220,942	$50,643	$914,563	$(404,411)	$1,782,202	$244,495	$2,026,697
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income	$269,399	$267,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,362	186,387
Asset impairments	—	28,372
Stock-based compensation expense	18,517	16,127
Deferred income taxes, net	69,063	50,027
Other non-cash expense (income), net	580	(8,605)
Changes in assets and liabilities:
Trade receivables, net	(99,727)	172,735
Inventories, net	30,680	(3,160)
Accounts payable and accrued liabilities	86,278	(85,346)
Deferred revenue	(22,434)	(132,366)
Income taxes payable - excess tax benefit from share award exercises	(2,423)	(2,837)
Income taxes payable - other	(3,073)	(18,580)
Other assets and liabilities, net	14,915	(2,795)
Net cash provided by operating activities	551,137	466,979
Cash flows from investing activities:
Capital expenditures	(85,595)	(145,772)
Acquisition of businesses, net of cash acquired	—	(327,555)
Other investing activities, net	10,579	6,849
Net cash used in investing activities	(75,016)	(466,478)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	—	892,625
Proceeds from borrowings under Whistler Credit Agreement	21,144	202,304
Proceeds from borrowings under 0.0% Convertible Notes	575,000	—
Repayments of borrowings under Vail Holdings Credit Agreement	(46,875)	(396,250)
Repayments of borrowings under Whistler Credit Agreement	(44,050)	(39,044)
Employee taxes paid for share award exercises	(9,265)	(10,071)
Dividends paid	—	(212,734)
Repurchases of common stock	—	(46,422)
Other financing activities, net	(21,638)	(19,034)
Net cash provided by financing activities	474,316	371,374
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,863	2,851
Net increase in cash, cash equivalents and restricted cash	954,300	374,726
Cash, cash equivalents and restricted cash:
Beginning of period	402,086	118,389
End of period	$1,356,386	$493,115

Non-cash investing activities:
Accrued capital expenditures	$7,299	$11,727
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
Goodwill and Intangible Assets — The Company tests goodwill and indefinite-lived intangible assets for impairment annually (or more often, if necessary) as of May 1, and tests definite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of the coronavirus (COVID-19) pandemic and the impact it had on the Company’s operations during the three and nine months ended April 30, 2020, the Company determined that it was appropriate to test certain assets within its Colorado resort ground transportation company for impairment as of April 30, 2020. The Company’s testing for goodwill and indefinite-lived intangible asset impairment consists of a comparison of the estimated fair value of those assets with their net carrying values. If the net carrying value of the assets exceed their estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess; otherwise, no impairment loss is recognized. As further discussed in Note 7, the Company recorded an impairment of approximately $28.4 million related to its Colorado resort ground transportation company during the three and nine months ended April 30, 2020, which was recorded within asset impairments on the Company’s Consolidated Condensed Statements of Operations, with corresponding reductions to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. See Note 7, Supplementary Balance Sheet Information, for additional information.
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

The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes, EPR Secured Notes and EB-5 Development Notes as of April 30, 2021 are presented below (in thousands):

	April 30, 2021
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$638,592
0.0% Convertible Notes	$472,757	$612,553
EPR Secured Notes	$136,112	$199,426
EB-5 Development Notes	$49,774	$51,069
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

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options” by reducing the number of accounting separation models for convertible instruments, amending the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives, and requiring entities to use the if-converted method for all convertible instruments in the diluted earnings per share (“EPS”) calculation. This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2022), and the guidance allows for a modified retrospective or fully retrospective method of transition. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, and expects to adopt this standard on August 1, 2022.

3.     Revenues
2020/2021 North American Credit Offer and Epic Coverage
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores early during the 2019/2020 North American ski season, beginning on March 15, 2020. Subsequently, the Company announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. The Credit Offer was considered a contract modification which constituted a material right to 2019/2020 North American ski season guests and, as such, represents a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have otherwise been recognized as lift revenue during the year ended July 31, 2020. The Credit Offer expired on September 17, 2020 and the Company recorded $15.4 million as lift revenue during the three months ended October 31, 2020, which was the amount of Credit Offer discounts that were not redeemed. The remaining deferred revenue associated with the Credit Offer was recognized as lift revenue primarily during the 2020/2021 North American ski season, as the performance obligations were satisfied.

In April 2020, the Company announced Epic Coverage, which is included with the purchase of all North American pass products for no additional charge. Epic Coverage offers refunds to North American pass product holders if certain qualifying personal or resort closure events occur before or during the North American ski season. The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considered (i) historical claims data for personal events, (ii) provincial, state, county and local COVID-19 regulations and public health orders, (iii) the ability for the Company’s pass holders to make reservations on their preferred days (for only the 2020/2021 North American ski season, during which the Company utilized a reservation system), and (iv) the Company’s operating plans for its resorts. The Company believes the estimates of refunds are reasonable; however, actual results could vary materially from such estimates, and such estimates will be remeasured at each reporting date.
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

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Mountain net revenue:
Lift	$577,680	$374,818	$1,041,546	$900,995
Ski School	80,390	76,563	138,824	187,840
Dining	45,294	61,632	80,172	158,980
Retail/Rental	91,286	78,133	203,718	259,761
Other	34,533	44,158	101,092	154,105
Total Mountain net revenue	$829,183	$635,304	$1,565,352	$1,661,681
Lodging net revenue:
Owned hotel rooms	$10,252	$8,126	$24,325	$39,323
Managed condominium rooms	28,726	23,744	58,391	69,984
Dining	4,849	8,099	8,807	37,353
Transportation	4,663	5,672	7,610	15,748
Golf	—	—	8,646	10,606
Other	8,652	9,775	25,834	37,411
	57,142	55,416	133,613	210,425
Payroll cost reimbursements	1,953	2,969	5,174	9,605
Total Lodging net revenue	$59,095	$58,385	$138,787	$220,030
Total Resort net revenue	$888,278	$693,689	$1,704,139	$1,881,711
Total Real Estate net revenue	800	398	1,369	4,784
Total net revenue	$889,078	$694,087	$1,705,508	$1,886,495

Contract Balances
Deferred revenue balances of a short-term nature were $238.1 million and $256.4 million as of April 30, 2021 and July 31, 2020, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $120.8 million and $121.9 million as of April 30, 2021 and July 31, 2020, respectively. For the three and nine months ended April 30, 2021, the Company recognized approximately $89.8 million and $225.9 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2020. As of April 30, 2021, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivables, net were $208.1 million and $106.7 million as of April 30, 2021 and July 31, 2020, respectively.

Costs to Obtain Contracts with Customers
As of April 30, 2021, $1.0 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization commensurate with the revenue recognized for related skier visits. The Company recorded amortization of $8.6 million and $16.4 million, respectively, for these costs during the three and nine months ended April 30, 2021, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

4.    Net Income per Share
Earnings per Share
Basic EPS excludes dilution and is computed by dividing net income attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$274,629	$274,629	$152,546	$152,546
Weighted-average Vail Shares outstanding	40,262	40,262	40,183	40,183
Weighted-average Exchangeco Shares outstanding	34	34	54	54
Total Weighted-average shares outstanding	40,296	40,296	40,237	40,237
Effect of dilutive securities	—	600	—	507
Total shares	40,296	40,896	40,237	40,744
Net income per share attributable to Vail Resorts	$6.82	$6.72	$3.79	$3.74

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 1,000 and 4,000 for the three months ended April 30, 2021 and 2020, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2021 and 2020 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$268,661	$268,661	$252,441	$252,441
Weighted-average Vail Shares outstanding	40,242	40,242	40,244	40,244
Weighted-average Exchangeco Shares outstanding	35	35	55	55
Total Weighted-average shares outstanding	40,277	40,277	40,299	40,299
Effect of dilutive securities	—	530	—	601
Total shares	40,277	40,807	40,299	40,900
Net income per share attributable to Vail Resorts	$6.67	$6.58	$6.26	$6.17

The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 2,000 and 1,000 for the nine months ended April 30, 2021 and 2020, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price of $407.17 per share of common stock, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended April 30, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
The Company did not pay cash dividends during the three and nine months ended April 30, 2021. During the three and nine months ended April 30, 2020, the Company paid cash dividends of $1.76 and $5.28 per share, respectively ($70.7 million and $212.7 million, respectively, in the aggregate).

5.    Long-Term Debt
Long-term debt, net as of April 30, 2021, July 31, 2020 and April 30, 2020 is summarized as follows (in thousands):

	Maturity	April 30, 2021	July 31, 2020	April 30, 2020
Vail Holdings Credit Agreement term loan (a)	2024	$1,156,250	$1,203,125	$1,218,750
Vail Holdings Credit Agreement revolver (a)	2024	—	—	400,000
6.25% Notes	2025	600,000	600,000	—
0.0% Convertible Notes (b)	2026	575,000	—	—
Whistler Credit Agreement revolver (c)	2024	40,681	58,236	214,101
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	51,500	51,500	51,500
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	350,373	346,034	344,591
Other	2021-2033	17,647	18,616	19,022
Total debt		2,958,188	2,444,248	2,414,701
Less: Unamortized premiums, discounts and debt issuance costs (b)		104,753	(6,551)	(14,237)
Less: Current maturities (e)		113,454	63,677	63,566
Long-term debt, net		$2,739,981	$2,387,122	$2,365,372

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

As of April 30, 2021, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.2 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of April 30, 2021 (2.61% for the first $400.0 million of borrowings, and for amounts in excess of $400.0 million for which LIBOR is subject to a floor of 0.25% during the Financial Covenants Temporary Waiver Period, 2.75%). Other than as impacted by the provisions in place during the Financial Covenants Temporary Waiver Period, interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of April 30, 2021).

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

The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents an initial conversion price of approximately $407.17 per share (the “Conversion Price”), and is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.

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

The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature, and was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Condensed Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represents a debt discount of $109.7 million and will be amortized to interest expense, net over the term. The balance of the unamortized debt discount was $102.2 million as of April 30, 2021. The carrying amount of the equity component representing the conversion option was approximately $109.7 million and was determined by deducting the initial fair value of the liability component from the total proceeds of the 0.0% Convertible Notes of $575.0 million. Additionally, the Company recorded deferred tax liabilities of approximately $27.5 million related to the equity component of the 0.0% Convertible Notes on the date of issuance, which decreased the recorded value of the equity component. The equity component is recorded within additional paid-in capital on the Company’s Consolidated Condensed Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

Deferred financing costs related to the 0.0% Convertible Notes of approximately $14.9 million were allocated between the liability and equity components of the 0.0% Convertible Notes based on the proportion of the total proceeds allocated to the debt and equity components.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of April 30, 2021, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 2.21% as of April 30, 2021). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2021 is equal to 0.4% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2021, interest on this note accrued at a rate of 11.38%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2021, interest on this note accrued at a rate of 10.91%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2021, interest on this note accrued at a rate of 10.91%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2021, interest on this note accrued at a rate of 11.96%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2021, interest on this note accrued at a rate of 8.72%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of April 30, 2021 the Company had funded the EPR debt service reserve account in an amount equal to approximately $8.4 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2021 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2021 (May 2021 through July 2021)	$15,832
2022	121,345
2023	63,740
2024	63,798
2025	1,594,564
Thereafter	1,098,909
Total debt	$2,958,188

The Company recorded gross interest expense of $39.0 million and $24.5 million for the three months ended April 30, 2021 and 2020, respectively, of which $1.5 million and $0.3 million, respectively, was amortization of deferred financing costs. The Company recorded gross interest expense of $112.3 million and $73.3 million for the nine months ended April 30, 2021 and 2020, respectively, of which $3.4 million and $1.0 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $4.2 million and $9.8 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2021 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $7.8 million and $8.2 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2020 on the Company’s Consolidated Condensed Statements of Operations.

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

Nine Months Ended April 30,
2020
Pro forma net revenue	$1,893,154
Pro forma net income attributable to Vail Resorts, Inc.	$253,170
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$6.28
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$6.19

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2021	July 31, 2020	April 30, 2020
Land and land improvements	$761,367	$750,714	$745,275
Buildings and building improvements	1,502,828	1,475,661	1,466,113
Machinery and equipment	1,432,137	1,361,178	1,351,491
Furniture and fixtures	330,530	308,267	335,827
Software	122,586	104,223	130,354
Vehicles	82,375	80,510	81,408
Construction in progress	46,703	81,967	57,462
Gross property, plant and equipment	4,278,526	4,162,520	4,167,930
Accumulated depreciation	(2,161,731)	(1,969,841)	(1,966,127)
Property, plant and equipment, net	$2,116,795	$2,192,679	$2,201,803

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2021	July 31, 2020	April 30, 2020
Trade payables	$64,412	$59,692	$62,101
Deferred revenue	238,075	256,402	219,395
Accrued salaries, wages and deferred compensation	69,821	25,588	16,184
Accrued benefits	49,958	43,704	44,536
Deposits	35,263	20,070	27,053
Operating lease liability	37,687	36,604	34,996
Other liabilities	72,048	57,048	45,009
Total accounts payable and accrued liabilities	$567,264	$499,108	$449,274

The composition of other long-term liabilities follows (in thousands):

	April 30, 2021	July 31, 2020	April 30, 2020
Private club deferred initiation fee revenue	$104,747	$105,108	$107,500
Other long-term liabilities	147,704	165,137	143,964
Total other long-term liabilities	$252,451	$270,245	$251,464

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the nine months ended April 30, 2021 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2020	1,666,809	42,211	1,709,020
Effects of changes in foreign currency exchange rates	92,276	—	92,276
Balance at April 30, 2021	$1,759,085	$42,211	$1,801,296

Asset Impairments
The Company recorded asset impairments related to its Colorado resort ground transportation company during the three and nine months ended April 30, 2020 of $28.4 million, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets, are adjusted when an asset impairment is recognized. These asset impairments encompassed various estimates and assumptions about fair value, which were based predominately on significant unobservable inputs.

As a result of the COVID-19 pandemic and the impact it has had on the Company’s operations during the three and nine months ended April 30, 2020, and the expectation at that time of the continuing impact of the pandemic on future operations, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. Additionally, the Company determined that certain long-lived assets of its Colorado resort ground transportation company were not recoverable. As a result, the Company recognized impairments of goodwill and long-lived assets of approximately $25.7 million and $2.7 million, respectively, which were recorded within asset impairments on the Company’s Consolidated Condensed Statements of Operations during the three and nine months ended April 30, 2020. Corresponding reductions were made to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million.

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

	Estimated Fair Value Measurement as of April 30, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,809	$253,809	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,111	$—	$259,111	$—
Liabilities:
Interest Rate Swaps	$12,938	$—	$12,938	$—
Contingent Consideration	$27,400	$—	$—	$27,400

	Estimated Fair Value Measurement as of July 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$203,158	$203,158	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,208	$—	$8,208	$—
Liabilities:
Interest Rate Swaps	$22,510	$—	$22,510	$—
Contingent Consideration	$17,800	$—	$—	$17,800

	Estimated Fair Value Measurement as of April 30, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$3,054	$3,054	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$7,718	$—	$7,718	$—
Liabilities:
Interest Rate Swaps	$21,013	$—	$21,013	$—
Contingent Consideration	$15,500	$—	$—	$15,500

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities and accumulated other comprehensive income (loss) on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2021.

The changes in Contingent Consideration during the nine months ended April 30, 2021 and 2020 were as follows (in thousands):

Balance as of July 31, 2020 and 2019, respectively	$17,800	$27,200
Payments	(2,602)	(6,436)
Change in estimated fair value	12,202	(5,264)
Balance as of April 30, 2021 and 2020, respectively	$27,400	$15,500

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of approximately 11.0%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.9 million to $5.3 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2021, the Company made a payment to the landlord for Contingent Consideration of approximately $2.6 million and recorded an increase of approximately $12.2 million which was primarily associated (i) with the estimated Contingent Consideration payment for the fiscal year ending July 31, 2021 and (ii) changes in market factors primarily associated with an increase in the risk-free interest rate. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $27.4 million, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $2.0 million, $2.1 million and $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2021, July 31, 2020 and April 30, 2020, respectively, for the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2021, the Company had various letters of credit outstanding totaling $75.8 million, consisting of $53.4 million to support the Employee Housing Bonds and $22.4 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $14.3 million as of April 30, 2021, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2021, July 31, 2020 and April 30, 2020, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net revenue:
Lift	$577,680	$374,818	$1,041,546	$900,995
Ski school	80,390	76,563	138,824	187,840
Dining	45,294	61,632	80,172	158,980
Retail/rental	91,286	78,133	203,718	259,761
Other	34,533	44,158	101,092	154,105
Total Mountain net revenue	829,183	635,304	1,565,352	1,661,681
Lodging	59,095	58,385	138,787	220,030
Total Resort net revenue	888,278	693,689	1,704,139	1,881,711
Real Estate	800	398	1,369	4,784
Total net revenue	$889,078	$694,087	$1,705,508	$1,886,495
Segment operating expense:
Mountain	$372,205	$333,785	$917,355	$1,068,479
Lodging	54,862	55,460	149,468	208,545
Total Resort operating expense	427,067	389,245	1,066,823	1,277,024
Real Estate	2,023	1,128	5,088	7,926
Total segment operating expense	$429,090	$390,373	$1,071,911	$1,284,950
Gain on sale of real property	$189	$—	$189	$207
Mountain equity investment income (loss), net	$1,011	$(90)	$6,177	$1,270
Reported EBITDA:
Mountain	$457,989	$301,429	$654,174	$594,472
Lodging	4,233	2,925	(10,681)	11,485
Resort	462,222	304,354	643,493	605,957
Real Estate	(1,034)	(730)	(3,530)	(2,935)
Total Reported EBITDA	$461,188	$303,624	$639,963	$603,022
Real estate held for sale and investment	$96,259	$96,565	$96,259	$96,565
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$274,629	$152,546	$268,661	$252,441
Net income attributable to noncontrolling interests	2,661	7,285	738	14,579
Net income	277,290	159,831	269,399	267,020
Provision for income taxes	76,897	26,440	66,640	47,190
Income before provision for income taxes	354,187	186,271	336,039	314,210
Depreciation and amortization	64,071	64,730	189,362	186,387
Asset impairments	—	28,372	—	28,372
Change in estimated fair value of contingent consideration	10,400	(8,000)	12,202	(5,264)
(Gain) loss on disposal of fixed assets and other, net	(1,999)	380	762	(1,178)
Investment income and other, net	(347)	(361)	(857)	(999)
Foreign currency (gain) loss on intercompany loans	(4,157)	7,753	(9,832)	8,191
Interest expense, net	39,033	24,479	112,287	73,303
Total Reported EBITDA	$461,188	$303,624	$639,963	$603,022

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three and nine months ended April 30, 2021. The Company repurchased 160,800 and 256,418 Vail Shares, respectively (at a total cost of approximately $25.0 million and $46.4 million, respectively), during the three and nine months ended April 30, 2020. Since inception of its share repurchase program through April 30, 2021, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of April 30, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2021 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2021 and 2020 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A “Risk Factors” of Part I of our Form 10-K, which was filed on September 24, 2020, and Item 1A “Risk Factors” of Part II of this Form 10-Q.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 70% and 59% of Mountain net revenue for the three months ended April 30, 2021 and 2020, respectively, and approximately 67% and 54% of Mountain net revenue for the nine months ended April 30, 2021 and 2020, respectively. The increase in the portion of our Mountain net revenue that is comprised of lift revenue was due to the disproportionate impacts of COVID-19 on our ancillary lines of revenue.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2020/2021 North American ski season, Destination guests comprised approximately 52% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 48% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 58% and 42%, respectively, for the 2019/2020 North American ski season. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. The impacts of COVID-19, including travel restrictions, had an adverse impact on Destination visitation, particularly for international guests, as demand for long-distance travel continues to be lower than normal. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

In the prior year, we announced the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail stores beginning on March 15, 2020. These actions had a significant adverse impact on our results of operations for the three and nine months ended April 30, 2020. Additionally, on April 27, 2020, we announced that we would offer credits to customers who had purchased 2019/2020 North American pass products and who purchased 2020/2021 North American pass products by September 17, 2020 (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in the year ended July 31, 2020 (“Fiscal 2020”) and which was instead primarily recognized in the second and third quarters of the year ending July 31, 2021 (“Fiscal 2021”).

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in two tiers of resort access offerings. For the 2021/2022 North American ski season, we reduced prices of our entire portfolio of pass products by 20%. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season primarily based on historical visitation (excluding visitation data for Fiscal 2020 as the data is non-comparable as a result of the early resort closures associated with COVID-19 in March 2020).

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass lift product revenue (“non-pass revenue”). For the 2020/2021 North American ski season and 2019/2020 North American ski season, respectively, approximately 61% and 52%, of our total lift revenue recognized was comprised of pass revenue. The increase in the portion of our total lift revenue that was comprised of pass revenue was primarily due to COVID-19 related limitations on our operations, which also resulted in us restricting the sale of non-pass lift products until December 8, 2020.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

The ongoing impacts of the COVID-19 pandemic resulted in reduced visitation and decreased spending for the 2020/2021 North American ski season compared to the prior year through March 14, 2021, which aligns with the Resort Closure date in the prior year, primarily as a result of declines in visitation from non-pass, lift ticket purchases as well as limitations and restrictions on our operations. These declines were primarily driven by reduced demand for Destination visitation at our western resorts and COVID-19 related capacity limitations, which were further impacted by snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts throughout the holiday season. Visitation and spending was also particularly impacted in regions where heightened COVID-19 restrictions exist, including Whistler Blackcomb, Tahoe and Vermont. Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment as a result of the Canadian travel restrictions and border closure, which continues to be closed, and were further impacted by the early closure of our Whistler Blackcomb operations on March 30, 2021 following a provincial health order issued by the government of British Columbia due to an increase in COVID-19 cases in the region. In addition, our Australian ski areas were closed or limited during the three months ended October 31, 2020 as a result of the reemergence of COVID-19 in the region. These actions, trends, and the COVID-19 pandemic in general, had a significant adverse impact on our results of operations for the three and nine months ended April 30, 2021, and we expect them to continue to have an impact for the remainder of Fiscal 2021 and potentially into our fiscal year ending July 31, 2022 (“Fiscal 2022”).

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

The performance of our lodging properties (including managed condominium rooms) proximate to our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% and 93% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended April 30, 2021 and 2020, respectively, and 79% and 78% of Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2021 and 2020, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

The ongoing impacts of the COVID-19 pandemic have resulted in reduced occupancy at our lodging properties during the 2020/2021 North American ski season as compared to the prior year. In addition, we made the decision to close our GTLC facilities including Jackson Lake Lodge and Jenny Lake Lodge during the summer of 2020, as well as to implement restrictions on guided activities and in-restaurant dining and to temporarily close many facilities, which negatively impacted results for the first quarter of Fiscal 2021. These actions, trends, and the COVID-19 pandemic in general, had a significant adverse impact on our results of operations for the three and nine months ended April 30, 2021, and we expect them to continue to have a significant adverse impact for the remainder of Fiscal 2021 and potentially into Fiscal 2022.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and in this Form 10-Q, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2021, we began our early season pass sales program for the 2021/2022 North American ski season, which included a 20% reduction in price for all pass products. Pass product sales through June 1, 2021 for the upcoming 2021/2022 North American ski season increased very significantly as compared to sales through June 2, 2020 for the 2020/2021 North American ski season, due to the lack of any spring sales deadlines in 2020 as a result of COVID-19, making the year over year comparison to the spring 2020 results not relevant for performance trends. Compared to sales for the 2019/2020 North American ski season through June 4, 2019, pass product sales for the 2021/2022 season through June 1, 2021 increased approximately 50% in units and 33% in sales dollars. Pass product sales include Peak Resorts pass sales in both periods and are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.83 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb. However, we cannot predict if this favorable trend will continue through the fall 2021 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2021/2022 North American ski season.

•The global outbreak of COVID-19 has led to travel restrictions and other adverse economic impacts including reduced consumer confidence, an increase in unemployment rates and volatility in global and local economies. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic and the impact it may have on our business, we have seen a significant negative change in our performance and expect our future performance will also continue to be negatively impacted. In addition, the North American economy has been and may continue to be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact of the global economic uncertainty as a result of the COVID-19 pandemic on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of Fiscal 2021 and potentially into Fiscal 2022.

•As a result of the early closure of the 2019/2020 North American ski season, we announced that we would make the Credit Offer to customers who had purchased 2019/2020 North American pass products towards the purchase of a 2020/2021 North American pass product if such purchase was made by September 17, 2020. The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of deferred season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in Fiscal 2020. The Credit Offer expired on September 17, 2020, and we recorded $15.4 million as lift revenue during the three months ended October 31, 2020, which was the amount of Credit Offer discounts that were not redeemed. The remaining deferred revenue associated with the Credit offer was recognized as lift revenue primarily during the second and third quarters of Fiscal 2021, as the performance obligations were satisfied.

•To address the uncertainty surrounding the 2020/2021 North American season, we introduced Epic Coverage, which is included with the purchase of all North American pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures and certain travel restrictions (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our pass insurance program for eligible injuries, job losses and many other personal events. The estimated amount of refunds reduces the amount of pass product revenue recognized.

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

•As of April 30, 2021, we had $1.3 billion of cash and cash equivalents, as well as $418.6 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.4 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2021, we had C$249.1 million ($202.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($244.1 million) less outstanding borrowings of C$50.0 million ($40.7 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).

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

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2021, compared to the three and nine months ended April 30, 2020 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income attributable to Vail Resorts, Inc.	$274,629	$152,546	$268,661	$252,441
Income before provision for income taxes	$354,187	$186,271	$336,039	$314,210
Mountain Reported EBITDA	$457,989	$301,429	$654,174	$594,472
Lodging Reported EBITDA	4,233	2,925	(10,681)	11,485
Resort Reported EBITDA	$462,222	$304,354	$643,493	$605,957
Real Estate Reported EBITDA	$(1,034)	$(730)	$(3,530)	$(2,935)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Peak Resorts (acquired September 24, 2019), prospectively from the date of acquisition.

As a result of the outbreak of COVID-19, we announced the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail/rental stores beginning on March 15, 2020. These actions (the “Resort Closures”) had a significant adverse impact on our results of operations for the three and nine months ended April 30, 2020. Additionally, the COVID-19 pandemic continued to have an adverse impact on our results of operations for the three and nine months ended April 30, 2021, as further described below in our segment results of operations.

Mountain Segment
Three months ended April 30, 2021 compared to the three months ended April 30, 2020
Mountain segment operating results for the three months ended April 30, 2021 and 2020 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Mountain net revenue:
Lift	$577,680	$374,818	54.1%
Ski school	80,390	76,563	5.0%
Dining	45,294	61,632	(26.5)%
Retail/rental	91,286	78,133	16.8%
Other	34,533	44,158	(21.8)%
Total Mountain net revenue	829,183	635,304	30.5%
Mountain operating expense:
Labor and labor-related benefits	161,230	140,839	14.5%
Retail cost of sales	25,314	23,476	7.8%
Resort related fees	38,122	31,361	21.6%
General and administrative	61,916	52,252	18.5%
Other	85,623	85,857	(0.3)%
Total Mountain operating expense	372,205	333,785	11.5%
Mountain equity investment income (loss), net	1,011	(90)	1,223.3%
Mountain Reported EBITDA	$457,989	$301,429	51.9%

Total skier visits	7,188	5,303	35.5%
ETP	$80.37	$70.68	13.7%

Mountain Reported EBITDA includes $5.1 million and $4.4 million of stock-based compensation expense for the three months ended April 30, 2021 and 2020, respectively.

Mountain Reported EBITDA increased $156.6 million, or 51.9%, primarily as a result of the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, which resulted in significantly reduced visitation and operations at our North American Resorts and retail stores in the prior year period, as well as the deferral of $120.9 million of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders. This increase in Mountain Reported EBITDA was partially offset by limitations and restrictions on our North American winter operations in the current year as a result of the ongoing impacts of COVID-19. Additionally, Whistler Blackcomb’s performance continued to be negatively impacted in the current year due to the continued closure of the Canadian border to international guests and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia. Mountain segment results also include $0.1 million and $1.4 million of acquisition and integration related expenses for the three months ended April 30, 2021 and 2020, respectively, which are recorded within Mountain other operating expense.

Lift revenue increased $202.9 million, or 54.1%, primarily due to strong North American pass sales growth for the 2020/2021 ski season, including the deferral impact of the Credit Offer to 2019/2020 North American pass product holders from Fiscal 2020 to Fiscal 2021 as a result of the Resort Closures. Pass revenue increased 86.1%, which was primarily driven by the deferral impact of the Credit Offer from Fiscal 2020 to Fiscal 2021 associated with the Resort Closures. Non-pass revenue increased 28.2% primarily due to an increase in non-pass visitation at our Resorts due to the impact of the Resort Closures in the prior year as well as an increase in non-pass ETP of 9.2% in the current year, partially offset by a decrease in Whistler Blackcomb non-pass visitation in the current year as a result of the continued Canadian border closure.

Ski school revenue increased $3.8 million, or 5.0%, and retail/rental revenue increased $13.2 million, or 16.8%, both as a result of the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, partially offset by COVID-19 related limitations and restrictions in the current year. Dining revenue decreased $16.3 million, or 26.5%, primarily due to capacity-related limitations and restrictions associated with COVID-19 in the current year as a result of the ongoing impacts of COVID-19, which disproportionately impacted our dining outlets. The declines in dining were partially offset by the benefit of operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue decreased $9.6 million, or 21.8%, primarily due to decreased mountain activities and employee housing revenue as a result of reduced visitation and the ongoing impacts of COVID-19 in the current year, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense increased $38.4 million, or 11.5%, which was primarily attributable to the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, partially offset by cost discipline efforts in the current year associated with lower levels of operations and limitations and restrictions on our North American winter operations resulting from COVID-19. Additionally, operating expense includes $0.1 million and $1.4 million of acquisition and integration related expenses for the three months ended April 30, 2021 and 2020, respectively.

Labor and labor-related benefits increased 14.5%, primarily due to the impacts of the Resort Closures in the prior year, which included decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals. Retail cost of sales increased 7.8% compared to an increase in retail sales of 5.2%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees increased 21.6% primarily due to increases in revenue on which those fees are based. General and administrative expense increased 18.5%, primarily due to an increase in variable compensation accruals and allocated corporate overhead costs.

Mountain equity investment income (loss), net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company increased $1.1 million for the three months ended April 30, 2021 compared to the same period in the prior year due to a significant increase in both the number of real estate sales and the average price of those sales.

Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020
Mountain segment operating results for the nine months ended April 30, 2021 and 2020 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Mountain net revenue:
Lift	$1,041,546	$900,995	15.6%
Ski school	138,824	187,840	(26.1)%
Dining	80,172	158,980	(49.6)%
Retail/rental	203,718	259,761	(21.6)%
Other	101,092	154,105	(34.4)%
Total Mountain net revenue	1,565,352	1,661,681	(5.8)%
Mountain operating expense:
Labor and labor-related benefits	371,372	427,538	(13.1)%
Retail cost of sales	66,007	88,740	(25.6)%
Resort related fees	67,014	74,175	(9.7)%
General and administrative	177,637	194,896	(8.9)%
Other	235,325	283,130	(16.9)%
Total Mountain operating expense	917,355	1,068,479	(14.1)%
Mountain equity investment income, net	6,177	1,270	386.4%
Mountain Reported EBITDA	$654,174	$594,472	10.0%

Total skier visits	14,191	13,333	6.4%
ETP	$73.39	$67.58	8.6%

Mountain Reported EBITDA includes $15.4 million and $13.4 million of stock-based compensation expense for the nine months ended April 30, 2021 and 2020, respectively.

Mountain Reported EBITDA increased $59.7 million, or 10.0%, primarily due to the impact of the prior year Resort Closures, including the deferral of $120.9 million of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders, as well as cost discipline efforts in the current year associated with lower levels of operations. These increases were partially offset by limitations and restrictions on our North American winter operations and at Perisher in the current year due to the impacts of COVID-19, as well as our decision to close Mount Hotham and Falls Creek in July 2020 for the remainder of the Australian ski season. Additionally, Whistler Blackcomb’s performance continued to be negatively impacted in the current year due to the continued closure of the Canadian border to international guests and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia. Mountain segment results also include $0.9 million and $12.3 million of acquisition and integration related expenses for the nine months ended April 30, 2021 and 2020, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were favorably affected by increases in the Canadian dollar exchange rate relative to the U.S. dollar as compared to the prior year, resulting in an increase in Mountain Reported EBITDA of approximately $2.7 million, which the Company calculated by applying current period foreign exchange rates to the prior period results.

Lift revenue increased $140.6 million, or 15.6%, primarily due to the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, including the deferral impact of the Credit Offer from Fiscal 2020 to Fiscal 2021, partially offset by limitations and restrictions on our North American winter operations in the current year due to the ongoing impacts of COVID-19, which resulted in a decrease in non-pass visitation. Pass product revenue increased 38.2%, primarily as a result of strong North American pass sales growth for the 2020/2021 ski season, including the deferral impact of the Credit Offer which was recognized primarily during the nine months ended April 30, 2021. Non-pass revenue decreased 8.1% due to reduced non-pass visitation to our Resorts, which was significantly impacted by COVID-19 related capacity limitations and snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts through the holiday season, partially offset by an increase in non-pass ETP of 12.6% in the current year. Visitation was particularly impacted in regions where heightened COVID-19 related restrictions were in place, including Whistler Blackcomb, Tahoe and Vermont. Additionally, Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance in the current year due to the continued closure of the Canadian border to international guests, and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia.

Ski school revenue decreased $49.0 million, or 26.1%, dining revenue decreased $78.8 million, or 49.6%, and retail/rental revenue decreased $56.0 million, or 21.6%, each primarily due to the ongoing limitations and restrictions on our North American operations in the current year as a result of the impacts of COVID-19 on our business.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian resort lodging and transportation revenue. Other revenue decreased $53.0 million, or 34.4%, primarily due to decreased mountain activities, mountain services, employee housing and Australian lodging and transportation revenue as a result of limitations and restrictions on our business in the current year due to COVID-19, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense decreased $151.1 million, or 14.1%, which was primarily attributable to cost discipline efforts in the current year associated with lower levels of operations and limitations, restrictions and closures of Resort operations resulting from COVID-19. Additionally, operating expense includes $0.9 million and $12.3 million of acquisition and integration related expenses for the nine months ended April 30, 2021 and 2020, respectively.

Labor and labor-related benefits decreased 13.1%, primarily due to cost discipline efforts in the current year associated with limitations, restrictions and closures of our Resort operations as a result of COVID-19, as well as incremental tax credits of approximately $12.2 million associated with COVID-19 related legislation passed in Canada, Australia and the United States, partially offset by an increase in variable compensation accruals. Retail cost of sales decreased 25.6% compared to a decrease in retail sales of 30.5%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees decreased 9.7% primarily due to decreases in revenue on which those fees are based. General and administrative expense decreased 8.9%, primarily due to a decrease in allocated corporate overhead costs, as well as incremental tax credits of approximately $4.5 million associated with COVID-19 related legislation passed in Canada, Australia and the United States, partially offset by an increase in variable compensation accruals. Other expense decreased 16.9% primarily due to decreases in variable operating expenses associated with reduced revenues, as well as a decrease in acquisition and integration related expenses of $11.4 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company increased $4.9 million (386.4%) for the nine months ended April 30, 2021 compared to the same period in the prior year due to a significant increase in both the number of real estate sales and the average price of those sales.

Lodging Segment

Three months ended April 30, 2021 compared to the three months ended April 30, 2020
Lodging segment operating results for the three months ended April 30, 2021 and 2020 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Lodging net revenue:
Owned hotel rooms	$10,252	$8,126	26.2%
Managed condominium rooms	28,726	23,744	21.0%
Dining	4,849	8,099	(40.1)%
Transportation	4,663	5,672	(17.8)%
Other	8,652	9,775	(11.5)%
	57,142	55,416	3.1%
Payroll cost reimbursements	1,953	2,969	(34.2)%
Total Lodging net revenue	59,095	58,385	1.2%
Lodging operating expense:
Labor and labor-related benefits	26,809	26,448	1.4%
General and administrative	11,378	8,566	32.8%
Other	14,722	17,477	(15.8)%
	52,909	52,491	0.8%
Reimbursed payroll costs	1,953	2,969	(34.2)%
Total Lodging operating expense	54,862	55,460	(1.1)%
Lodging Reported EBITDA	$4,233	$2,925	44.7%

Owned hotel statistics (1):
ADR	$274.15	$341.75	(19.8)%
RevPAR	$147.67	$105.91	39.4%
Managed condominium statistics (1):
ADR	$403.96	$404.57	(0.2)%
RevPAR	$141.39	$108.08	30.8%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$374.39	$392.88	(4.7)%
RevPAR	$142.40	$107.77	32.1%
(1) RevPAR for the three months ended April 30, 2021 increased from the prior comparative period primarily due to the impact of the Resort Closures in the prior year.
Lodging Reported EBITDA includes $1.0 million and $0.8 million of stock-based compensation expense for the three months ended April 30, 2021 and 2020, respectively. Lodging Reported EBITDA increased $1.3 million, primarily as a result of the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, partially offset by capacity-related restrictions and limitations in the current year as a result of the ongoing impacts of COVID-19.
Revenue from owned hotel rooms increased $2.1 million, or 26.2%, and revenue from managed condominium rooms increased $5.0 million, or 21.0%, both primarily as a result of increased occupancy in the current year due to the Company operating for the full U.S. ski season in the current year as compared to the impact of the Resort Closures in the prior year, partially offset by capacity-related restrictions and limitations in the current year as a result of the ongoing impacts of COVID-19. Revenue from dining, transportation and other revenue each decreased primarily as a result of the capacity-related restrictions due to the COVID-19 pandemic in the current year, partially offset by the impact of the Resort Closures in the prior year.

Operating expense (excluding reimbursed payroll costs) increased 0.8%. General and administrative expense increased 32.8% primarily due to higher allocated corporate overhead costs including an increase in variable compensation accruals, primarily due to the impact of the Resort Closures in the prior year. Other expense decreased 15.8%, primarily related to lower cost of sales associated with lower dining and retail revenue, as well as lower advertising and commissions expense.
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
Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020
Lodging segment operating results for the nine months ended April 30, 2021 and 2020 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Lodging net revenue:
Owned hotel rooms	$24,325	$39,323	(38.1)%
Managed condominium rooms	58,391	69,984	(16.6)%
Dining	8,807	37,353	(76.4)%
Transportation	7,610	15,748	(51.7)%
Golf	8,646	10,606	(18.5)%
Other	25,834	37,411	(30.9)%
	133,613	210,425	(36.5)%
Payroll cost reimbursements	5,174	9,605	(46.1)%
Total Lodging net revenue	138,787	220,030	(36.9)%
Lodging operating expense:
Labor and labor-related benefits	69,953	97,992	(28.6)%
General and administrative	32,807	32,279	1.6%
Other	41,534	68,669	(39.5)%
	144,294	198,940	(27.5)%
Reimbursed payroll costs	5,174	9,605	(46.1)%
Total Lodging operating expense	149,468	208,545	(28.3)%
Lodging Reported EBITDA	$(10,681)	$11,485	(193.0)%

Owned hotel statistics (1):
ADR	$255.25	$269.62	(5.3)%
RevPAR	$92.27	$141.20	(34.7)%
Managed condominium statistics (1):
ADR	$374.72	$334.32	12.1%
RevPAR	$84.53	$102.04	(17.2)%
Owned hotel and managed condominium statistics (combined) (1):
ADR	$344.66	$315.62	9.2%
RevPAR	$86.65	$109.58	(20.9)%
(1) RevPAR for the nine months ended April 30, 2021 declined from the prior comparative period primarily due to limitations and restrictions on our North American operations in the current year resulting from COVID-19, partially offset by the impact of the Resort Closures in the prior year.
Lodging Reported EBITDA includes $2.9 million and $2.6 million of stock-based compensation expense for the nine months ended April 30, 2021 and 2020, respectively. Lodging Reported EBITDA decreased $22.2 million, or 193.0%, primarily as a result of limitations and restrictions on our North American operations in the current year as a result of the impacts of

COVID-19, which resulted in reduced occupancy and capacity-related restrictions at our lodging properties compared to the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each decreased primarily as a result of the impacts of COVID-19.
Operating expense (excluding reimbursed payroll costs) decreased 27.5%. Labor and labor related benefits decreased 28.6%, primarily due to decreased staffing associated with COVID-19. Other expense decreased 39.5%, primarily related to lower variable expenses associated with reduced revenues as a result of the COVID-19 pandemic.
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

Three months ended April 30, 2021 compared to the three months ended April 30, 2020
Real Estate segment operating results for the three months ended April 30, 2021 and 2020 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Total Real Estate net revenue	$800	$398	101.0%
Real Estate operating expense:
Cost of sales (including sales commission)	544	—	nm
Other	1,479	1,128	31.1%
Total Real Estate operating expense	2,023	1,128	79.3%
Gain on sale of real property	189	—	nm
Real Estate Reported EBITDA	$(1,034)	$(730)	(41.6)%

Other operating expense for both the three months ended April 30, 2021 and 2020 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020
Real Estate segment operating results for the nine months ended April 30, 2021 and 2020 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2021	2020
Total Real Estate net revenue	$1,369	$4,784	(71.4)%
Real Estate operating expense:
Cost of sales (including sales commission)	958	3,932	(75.6)%
Other	4,130	3,994	3.4%
Total Real Estate operating expense	5,088	7,926	(35.8)%
Gain on sale of real property	189	207	(8.7)%
Real Estate Reported EBITDA	$(3,530)	$(2,935)	(20.3)%

Nine months ended April 30, 2021
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

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2021	2020		2021	2020
Depreciation and amortization	$(64,071)	$(64,730)	(1.0)%	$(189,362)	$(186,387)	1.6%
Asset impairments	$—	$(28,372)	(100.0)%	$—	$(28,372)	(100.0)%
Change in estimated fair value of contingent consideration	$(10,400)	$8,000	(230.0)%	$(12,202)	$5,264	(331.8)%
Foreign currency gain (loss) on intercompany loans	$4,157	$(7,753)	153.6%	$9,832	$(8,191)	220.0%
Interest expense, net	$(39,033)	$(24,479)	59.5%	$(112,287)	$(73,303)	53.2%
Provision for income taxes	$(76,897)	$(26,440)	190.8%	$(66,640)	$(47,190)	41.2%
Effective tax rate	21.7%	14.2%	7.5 pts	19.8%	15.0%	4.8 pts

Depreciation and amortization. Depreciation and amortization expense for the nine months ended April 30, 2021 increased $3.0 million compared to the same period in the prior year, primarily due to incremental depreciation and amortization expense associated with assets acquired in the Peak Resorts acquisition.

Asset impairments. We recorded an asset impairment of approximately $28.4 million during the three and nine months ended April 30, 2020 as a result of the effects of COVID-19 on our Colorado resort ground transportation company, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. See Notes to the Consolidated Condensed Financial Statements for additional information.

Change in estimated fair value of contingent consideration. We recorded losses of $10.4 million and $12.2 million, respectively, for the three and nine months ended April 30, 2021, primarily related to an increase in the estimated contingent consideration payment for Fiscal 2021 as a result of stronger than expected results for Park City. We recorded gains of $8.0 million and $5.3 million, respectively, for the three and nine months ended April 30, 2020, primarily related to a decrease in the estimated contingent consideration payments for Fiscal 2020 and Fiscal 2021 as a result of a decrease in expected results due to the anticipated impacts of COVID-19.

Foreign currency gain (loss) on intercompany loans. Foreign currency gain (loss) on intercompany loans for the three and nine months ended April 30, 2021 increased $11.9 million and $18.0 million, respectively, as a result of the Canadian dollar increasing relative to the U.S. dollar compared to the same respective periods in the prior year, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Interest expense, net. Interest expense, net for the three and nine months ended April 30, 2021 increased $14.6 million and $39.0 million, respectively, compared to the same periods in the prior year, primarily due to borrowings under the 6.25% Notes, which were issued in May 2020, and non-cash interest expense associated with amortization of the debt discount for the 0.0% Convertible Notes, which were issued in December 2020.

Provision for income taxes.  At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate provision for the three and nine months ended April 30, 2021 was 21.7% and 19.8%, respectively, compared to 14.2% and 15.0%, respectively, for the three and nine months ended April 30, 2020.

The increase in the effective tax rate for three and nine months ended April 30, 2021 compared to the three and nine months ended April 30, 2020 was primarily due to the lesser tax impact of permanent items based on the higher estimated pre-tax book income for the full fiscal year.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2021 and 2020 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income attributable to Vail Resorts, Inc.	$274,629	$152,546	$268,661	$252,441
Net income attributable to noncontrolling interests	2,661	7,285	738	14,579
Net income	277,290	159,831	269,399	267,020
Provision for income taxes	76,897	26,440	66,640	47,190
Income before provision for income taxes	354,187	186,271	336,039	314,210
Depreciation and amortization	64,071	64,730	189,362	186,387
Asset impairments	—	28,372	—	28,372
(Gain) loss on disposal of fixed assets and other, net	(1,999)	380	762	(1,178)
Change in fair value of contingent consideration	10,400	(8,000)	12,202	(5,264)
Investment income and other, net	(347)	(361)	(857)	(999)
Foreign currency (gain) loss on intercompany loans	(4,157)	7,753	(9,832)	8,191
Interest expense, net	39,033	24,479	112,287	73,303
Total Reported EBITDA	$461,188	$303,624	$639,963	$603,022

Mountain Reported EBITDA	$457,989	$301,429	$654,174	$594,472
Lodging Reported EBITDA	4,233	2,925	(10,681)	11,485
Resort Reported EBITDA	462,222	304,354	643,493	605,957
Real Estate Reported EBITDA	(1,034)	(730)	(3,530)	(2,935)
Total Reported EBITDA	$461,188	$303,624	$639,963	$603,022
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30
	2021	2020
Long-term debt, net	$2,739,981	$2,365,372
Long-term debt due within one year	113,454	63,566
Total debt	2,853,435	2,428,938
Less: cash and cash equivalents	1,344,702	482,656
Net Debt	$1,508,733	$1,946,282

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2021 and 2020 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2021	2020
Net cash provided by operating activities	$551,137	$466,979
Net cash used in investing activities	$(75,016)	$(466,478)
Net cash provided by financing activities	$474,316	$371,374

Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020
We generated $551.1 million of cash from operating activities during the nine months ended April 30, 2021, an increase of $84.2 million compared to $467.0 million of cash generated during the nine months ended April 30, 2020. The increase in operating cash flows was primarily a result of (i) an increase in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) primarily associated with a larger increase in accrued trade payables, salaries and wages as of April 30, 2021 as compared to the beginning of the fiscal year relative to the increase in the prior year period, which was due to the impact of the Resort Closures in the prior year; (ii) increased Mountain and Lodging segment operating results for the nine months ended April 30, 2021 as compared to the nine months ended April 30, 2020, which includes the deferral impact of the Credit Offer from Fiscal 2020 to Fiscal 2021 as a result of the Resort Closures in the prior year; and (iii) a decrease in estimated income tax payments of $16.6 million. These increases were partially offset by an increase in cash interest payments of $18.0 million in the nine months ended April 30, 2021 as compared to the prior year, primarily due to incremental cash interest payments on the 6.25% Notes issued in May 2020, for which the first interest payment was made on November 15, 2020.

Cash used in investing activities for the nine months ended April 30, 2021 decreased by $391.5 million primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during the nine months ended April 30, 2020. Additionally, capital expenditures decreased by $60.2 million primarily as a result of the deferral of discretionary capital projects related to the Company’s decision to prioritize near-term liquidity.

Cash provided by financing activities increased by $102.9 million during the nine months ended April 30, 2021 compared to the nine months ended April 30, 2020, primarily due to (i) proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during the nine months ended April 30, 2021; (ii) a decrease in dividends paid of $212.7 million; and (iii) a decrease in repurchases of common stock of $46.4 million. These increases were partially offset by (i) a decrease in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement of $335.6 million during the nine months ended April 30, 2020, which was used to fund the Peak Resorts acquisition; (ii) an increase in net payments under the revolver portion of our Vail Holdings Credit Agreement of $192.0 million; (iii) an increase in net payments under the revolver component of our Whistler Credit Agreement of $186.2 million; (iv) an increase in quarterly payments on the term loan portion of our Vail Holdings Credit Agreement of $15.6 million; and (v) an increase in financing costs primarily associated with the issuance of the 0.0% Convertible Notes.

Significant Sources of Cash
We had $1,344.7 million of cash and cash equivalents as of April 30, 2021, compared to $482.7 million as of April 30, 2020. The increase was primarily associated with the issuances of our $600.0 million 6.25% Notes in May 2020 and our $575.0 million 0.0% Convertible Notes in December 2020. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $1,344.7 million of cash and cash equivalents at April 30, 2021, we had $418.6 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2021 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $81.4 million). Additionally, we had C$249.1 million ($202.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($244.1 million) less outstanding borrowings of C$50.0 million ($40.7 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at LIBOR plus 2.5% and Bankers Acceptance Rate plus 2.0%, respectively.

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

We currently anticipate we will spend approximately $115 million to $120 million on resort capital expenditures during calendar year 2021, excluding one-time items associated with integrations of $5 million and $12 million of reimbursable investments, as well as real estate related capital. Including these one-time items, we expect that our total capital plan will be approximately $135 million to $140 million. Included in these estimated capital expenditures are approximately $75 million to $80 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures expected for calendar year 2021 include, among other projects, several investments which were previously deferred from calendar year 2020 as a result of COVID-19 and are subject to regulatory approvals, including the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek; a new four-person high speed lift to serve Peak 7 at Breckenridge; replacing the Peru lift at Keystone with a six-person high speed chairlift; replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and an upgrade of the four-person Quantum lift at Okemo with a six-person high speed chairlift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip chairlift. We will also continue to invest in company-wide technology enhancements to support our data driven approach, guest experience and corporate infrastructure which improve our scalability and efficiency as we work to optimize our processes, business analytics and cost discipline across the network, as well as upgrades to the infrastructure of our guest contact centers. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of April 30, 2021, principal payments on the majority of our long-term debt ($2.7 billion of the total $3.0 billion debt outstanding as of April 30, 2021) are not due until fiscal year 2025 and beyond. As of April 30, 2021 and 2020, total long-term debt, net (including long-term debt due within one year) was $2,853.4 million and $2,428.9 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1,946.3 million as of April 30, 2020 to $1,508.7 million as of April 30, 2021.

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

The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents an initial conversion price of approximately $407.17 per share (the “Conversion Price”), and is subject to adjustment upon the occurrence of certain specified events as described in the Indenture. The principal amount of the 0.0% Convertible Notes is required to be settled in cash. We will settle conversions by paying cash, delivering shares of our common stock, or a combination of the two, at our option.

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

As of April 30, 2021, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.2 billion. We expect that our liquidity needs in the near term will be met by continued use of operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.8 billion of variable-rate debt outstanding as of April 30, 2021. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $8.5 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
We announced on April 1, 2020 that we suspended the declaration of our quarterly dividend for at least two quarters in response to the COVID-19 pandemic. Additionally, pursuant to the Fourth Amendment, we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. For the nine months ended April 30, 2021, we did not pay cash dividends. The amount, if any, of the dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. Pursuant to the Fourth Amendment, we are prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. We did not repurchase Vail Shares during the nine months ended April 30, 2021. During the nine months ended April 30, 2020, we repurchased 256,418 Vail Shares (at a total cost of approximately $46.4 million). Since inception of this stock repurchase program through April 30, 2021, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of April 30, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2021. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•the ultimate duration of COVID-19 and its short-term and long-term impacts on consumer behaviors, the economy generally, and our business and results of operations, including the ultimate amount of refunds that we would be required to refund to our pass product holders for qualifying circumstances under our Epic Coverage program;
•the willingness of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), and the cost and availability of travel options and changing consumer preferences or willingness to travel;
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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons, including those described in Part I, Item 1A “Risk Factors” of our Form 10-K and Part II, Item 1A “Risk Factors” of this Form 10-Q for the quarter ended April 30, 2021. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2021, we had approximately $0.8 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 29% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2021 of approximately 2.6% and 2.9%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2021, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $8.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2021	2020
Foreign currency translation adjustments, net of tax	$132,167	$(78,260)
Foreign currency gain (loss) on intercompany loans	$9,832	$(8,191)

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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of COVID-19 has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

The outbreak of COVID-19 has disrupted our business, and has had and could continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Governmental authorities have taken and continue to take actions by mandating various restrictions in an effort to slow the spread of the novel coronavirus (COVID-19), including travel restrictions, border closures, restrictions on public gatherings, occupancy limits, “shelter at home’’ orders and advisories, and quarantining. The outbreak of COVID-19 has impacted global economic activity and caused significant volatility in financial markets, with particular risk to the travel and leisure industry, which is disproportionately impacted by travel restrictions and other public health restrictions.

In response to the continued challenges associated with the spread of COVID-19, we closed all of our North American mountain resorts, retail/rental stores and lodging properties early for the 2019/2020 North American ski season in March 2020. We also closed our Hotham and Falls Creek resorts on July 6, 2020 due to a “stay at home” order put in place by the Victorian government. On March 30, 2021, towards the end of the operating season and following an order from the government of British Columbia as a result of a reemergence of COVID-19 cases in the region, we closed Whistler Blackcomb. Other than our closure of Whistler Blackcomb late in the season, our North American resorts were operational throughout the 2020/2021 ski season, and we are monitoring public health orders and regulations affecting our summer operations and the 2021 Australian ski season.

Even our operations that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions); measures we voluntarily implement; the distancing practices and health concerns of consumers; hiring and retaining of talent and production of workers; and logistical limitations. Factors that would negatively impact our ability to successfully operate during the current outbreak of COVID-19 or another pandemic include:

•our ability to open and keep open our resorts in season, including our North American Resorts for their upcoming summer season and our Australian resorts for their upcoming winter season;
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
•the risk of lawsuits related to COVID-19 or another pandemic;
•our ability to access debt and equity capital on attractive terms, or at all; and
•the impact of disruption and instability in the global financial markets or deterioration in credit and financing conditions on our access to capital necessary to fund operating costs, including maintenance capital spending, or to address maturing liabilities.

The extent and duration of the impact of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration and spread of the outbreak, the speed and coverage of vaccine rollouts, any continuing travel restrictions or vaccination requirements in connection with travel, the related impact on factors affecting guest behavior, including consumer confidence and spending, and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. In April 2020 we introduced Epic Coverage, which provides refunds to all pass holders in the event of certain resort closures (including closures due to COVID-19) for any portion of the season that is not able to be utilized, subject to express terms and conditions. Accordingly, to the extent that any of our Resorts would need to be closed for all or any portion of the North American ski season (including due to COVID-19), we could be required to provide a significant amount of refunds to our customers, subject to express terms and conditions, which could have a material negative impact on our financial performance and condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of April 30, 2021, 33,882 Exchangeco Shares had not yet been exchanged into Vail Shares.
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

Vail Resorts, Inc.

Date: June 7, 2021	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 7, 2021	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)