Form 10-K
period 2021-07-31
VAIL RESORTS INC
filed 2021-09-23
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $265.96 per share as reported on the New York Stock Exchange Composite Tape on January 29, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,590,723,478.
As of September 20, 2021, 40,391,129 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2021 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
•risks related to interruptions or disruptions of our information technology systems, data security or cyberattacks;
•risks related to our reliance on information technology, including our failure to maintain the integrity of our customer or employee data and our ability to adapt to technological developments or industry trends;
•the seasonality of our business combined with adverse events that may occur during our peak operating periods;
•competition in our mountain and lodging businesses or with other recreational and leisure activities;
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
•our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations;
•risks associated with international operations;
•fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars, as compared to the U.S. dollar;
•changes in tax laws, regulations or interpretations, or adverse determinations by taxing authorities;
•risks related to our indebtedness and our ability to satisfy our debt service requirements under our outstanding debt including our unsecured senior notes, which could reduce our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
•a materially adverse change in our financial condition;
•adverse consequences of current or future legal claims;
•changes in accounting judgments and estimates, accounting principles, policies or guidelines; and
•other risks and uncertainties included under Part I, Item 1A. “Risk Factors” in this document.
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
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 89%, 11% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2021 (“Fiscal 2021”).
As of July 31, 2021, our Mountain segment operates thirty-seven world-class destination mountain resorts and regional ski areas (collectively, our “Resorts”). Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations.

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
COVID-19 Impact
The ongoing impacts of COVID-19 resulted in reduced visitation and decreased spending for the 2020/2021 North American ski season compared to the prior year through March 14, 2021, the date that we closed our Resorts early for the 2019/2020 North American ski season due to the outbreak of COVID-19. These declines were primarily driven by reduced demand for out-of-state and international (“Destination”) visitation at our western resorts and COVID-19 related capacity limitations. However, Destination visitation improved as the season progressed. Whistler Blackcomb’s performance was negatively impacted due to the continued closure of the Canadian border to international guests, including guests from the U.S., and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia. Two of our Australian ski areas, Mount Hotham and Falls Creek, opened for their 2020 winter season on July 6, 2020, but we decided to close them four days later due to a “stay at home” order put in place by the Victorian government and specifically for the Melbourne metropolitan area, which represents the majority of visitors for Mount Hotham and Falls Creek, as a result of a reemergence of COVID-19 in the region. Our Australian ski areas were also impacted by “stay at home” orders and periodic resort closures during their 2021 ski seasons. The COVID-19 pandemic had a significant adverse impact on our results of operations for Fiscal 2021, and may continue to have a material, negative impact on our resorts for the fiscal year ending July 31, 2022 (“Fiscal 2022”).

Mountain Segment
In the Mountain segment, the Company operates the following 37 destination mountain resorts and regional ski areas, including five resorts within the top ten most visited resorts in the United States for the 2020/2021 North American ski season:

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
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2020/2021 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the U.S. for the 2020/2021 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2020/2021 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.
•Keystone Resort (“Keystone”) - the fourth most visited mountain resort in the U.S. for the 2020/2021 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.
•Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2020/2021 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
•Crested Butte Mountain Resort (“Crested Butte”) - located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.
Pacific Northwest (British Columbia, Canada)
•Whistler Blackcomb (“Whistler Blackcomb”) - located in the Coast Mountains of British Columbia, Canada, approximately 85 miles from the Vancouver International Airport, Whistler Blackcomb is the largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 acres of terrain, 14 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.
Lake Tahoe Resorts
•Heavenly Mountain Resort (“Heavenly”) - located near the South Shore of Lake Tahoe with over 4,800 skiable acres, Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.
•Northstar Resort (“Northstar”) - located near the North Shore of Lake Tahoe, Northstar is the premier luxury mountain resort destination near Lake Tahoe which offers premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.
•Kirkwood Mountain Resort (“Kirkwood”) - located about 35 miles southwest of South Lake Tahoe, offering a unique location atop the Sierra Crest, Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 acres of terrain.
Regional Ski Areas
Our ski resort network allows us to connect guests with drive-to access and destination resort access on a single pass product. Building a presence near major metropolitan areas with large populations enables us to drive advance commitment pass product sales among a broad array of guests.
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
Australia
Australia is an important market for both domestic skiing during the Australian winter and as a source of international visitation to the Northern Hemisphere in the Australian off-season, with typically over one million estimated Australian skier visits annually to North America, Europe and Japan. We own three of the five largest ski areas in Australia, which we serve with the Epic Australia Pass, an Australian dollar denominated pass product marketed specifically to Australian guests. Perisher, located in New South Wales, is the largest ski resort in Australia and targets guests in the Sydney metropolitan area and the broader New South Wales market, while Falls Creek and Mount Hotham are two of the largest ski areas in Victoria and target guests in the Melbourne metropolitan area and the broader Victoria market.
Ski Industry/Competition
There are approximately 745 ski areas in North America with approximately 460 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. During the 2020/2021 North American ski season, combined skier visits for all ski areas in North America were approximately 74.5 million, which was lower than historical levels due to the ongoing impacts of COVID-19, particularly with regard to Destination visitation. During the 2018/2019 North American ski season (the ski season immediately prior to the outbreak of COVID-19), combined skier visits for all ski areas in North America were approximately 79.7 million. Our North American Resorts had approximately 13.9 million skier visits during the 2020/2021 ski season, representing approximately 18.7% of North American skier visits.
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts in North America for over 40 years, which has allowed and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Squaw Valley USA, Killington, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, Southwest and British Columbia, Canada, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Additionally, our pass products compete with other multi-resort frequency and pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.
The ski industry statistics stated in this section have been derived primarily from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Surveys as well as other industry publications.
Our Competitive Strengths
Our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (five of the top ten for the 2020/2021 U.S. ski season), and most of our destination mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
We believe the following factors contribute directly to each Resort’s success:
Exceptional Mountain Experience

•World-Class Mountain Resorts and Integrated Base Resort Areas
Our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each mountain resort is fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities, some of which we own or manage, to our guests.

•Snow Conditions
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

•Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary expenditures expected for calendar year 2021 include, among other projects, several investments which were previously deferred from calendar year 2020 as a result of COVID-19, including:
•the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek;
•a new four-person high speed lift to serve Peak 7 at Breckenridge;
•replacing the four-person Peru lift at Keystone with a six-person high speed chairlift;
•replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and
•an upgrade of the four-person Quantum lift at Okemo with a six-person high speed chairlift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip chairlift.
In the past several years, we have installed or upgraded several high speed chairlifts and gondolas across our mountain resorts, including:
•upgrading the Daisy and Brooks fixed-grip lifts at Stevens Pass to four-person high-speed lifts;
•upgrading the Teocalli fixed-grip lift at Crested Butte to a four-person high-speed lift;
•installing a new four-person lift at Park City, Over and Out;
•replacing the Leichardt T-bar lift at Perisher with a new four-person lift;
•installing a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola;
•upgrading the four-person Emerald express lift to a high speed six-person lift on Whistler Mountain;
•upgrading the three-person fixed grip Catskinner lift to a four-person high speed lift at Blackcomb Mountain;
•upgrading the fixed-grip High Meadow lift to a four-person high speed lift at the Canyons area of Park City; and
•replacing the Galaxy two-person lift with a three-person lift at Heavenly.

•Terrain Parks
We are committed to leading the industry in terrain park design, education and events for the growing segment of freestyle skiers and snowboarders. Each of our destination mountain resorts has multiple terrain parks that include progressively-challenging features. These park structures, coupled with freestyle ski school programs, promote systematic learning from basic to professional skills.

Extraordinary Service and Amenities

•Commitment to the Guest Experience
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer-focused environment. We offer EpicMix, an online and mobile application that, through radio frequency technology, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); allows a guest to share his or her experience, photos and accomplishments with family and friends on social networks; allows guests to access real time lift line wait times; and allows our ski school instructors to certify the attainment of certain skills and ski levels. We also offer the world’s first digital mountain assistant (“EMMA”), which uses artificial intelligence and natural language processing to offer information on everything from grooming, lift line wait times and parking, in addition to recommendations on rentals, lessons and dining options. We have also invested in lift ticket express fulfillment through new mobile technology by allowing lift ticket purchasers that buy online to bypass the ticket window. Additionally, we are focused on improving the guest ski/snowboard rental experience by eliminating the need for a guest to wait in several lines with the recent introduction of a new “pod” concept in several of our high-volume locations.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both Destination guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our Resorts before the season begins. For the 2020/2021 North American ski season, we reduced the prices of our entire portfolio of pass products by 20%. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. Our pass products generated approximately 61% of our total lift revenue for Fiscal 2021, which includes the impact of approximately $120.9 million of pass product revenue which was deferred from Fiscal 2020 and recognized primarily in Fiscal 2021 as a result of pass credits that we offered to 2019/2020 pass holders who renewed for the 2020/2021 ski season. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass products range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which provides unrestricted and unlimited access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in two tiers of resort offerings. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. In September 2019, we acquired Peak Resorts, Inc., which added 17 regional ski areas strategically located near key U.S. population centers in the Northeast, Mid-Atlantic and Midwest regions. In April 2019, we acquired Falls Creek and Hotham, located in Victoria, Australia, expanding our portfolio of Australian ski resorts to complement Perisher, which we acquired in June 2015. Stevens Pass in Washington State (acquired in August 2018) is located 85 miles from Seattle and 250 miles from Whistler Blackcomb, a world-renowned international skiing destination which typically receives more than two million skier visits each year. We have also made strategic acquisitions of mountain resorts located in the Northeast U.S. recently, including Okemo in Vermont (acquired in September 2018) and Mount Sunapee in New Hampshire (both acquired in September 2018). These ski areas are premier, high-end ski destinations for skiers and snowboarders on the East Coast, which draw visitors from New York City, Boston and the broader Northeast skier population. Additionally, we enter into strategic long-term season pass alliance agreements with third-

party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products.

For the 2020/2021 North American ski season, we introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, in April 2020 we introduced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures and certain travel restrictions (e.g. for COVID-19), giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our legacy pass insurance program, including eligible injuries, job losses and many other personal events.

•Premier Ski Schools
Our mountain resorts are home to some of the highest quality and most widely recognized ski schools in the industry. Through a combination of outstanding training and abundant work opportunities, our ski schools have become home to many of the most experienced and credentialed professionals in the business. We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with a keen attention to guest needs. We offer a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders and showcasing to our guests all the terrain our resorts have to offer.

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. For the 2020/2021 ski season, we operated approximately 260 dining venues at our Resorts, which were impacted by restrictions and limitations as a result of the impacts of COVID-19 and to ensure the safety of our guests and employees, including limited food options at quick-service restaurants, spacing of tables in seating areas to allow for physical distancing, and maintaining as much outdoor seating as possible.

•Retail/Rental
We have approximately 325 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range, the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of our retail/rental locations near key population centers also offer prime venues for selling our pass products.

•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During a normal winter season, in addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, guided snowmobile and scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining, although some of these activities were restricted or limited for the most recent winter season to ensure the safety of our guests and employees as a result of COVID-19. During a normal summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours, and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge, although some of these activities were restricted or limited for both the 2020 and 2021 summer seasons to ensure the safety of our guests and employees as a result of COVID-19. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

•Lodging and Real Estate
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
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel management company, RockResorts; managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York and British Columbia, Canada; two NPS concessionaire properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses, including five in Colorado; one in Wyoming; one in Lake Tahoe, California; and one in Park City, Utah. For additional property details, see Item 2. “Properties”.
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
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 763,000 rooms at approximately 2,400 properties in the U.S. as of July 31, 2021. For Fiscal 2021, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $264.83, a paid occupancy rate of 46.2% and revenue per available room (“RevPAR”) of $122.45, as compared to the upper upscale segment’s ADR of $155.53, a paid occupancy rate of 37.8% and RevPAR of $58.85. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as certain of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole, although this was not the case during Fiscal 2021 as a result of the significant impacts of COVID-19 on the broader lodging industry.
Competition
Competition in the hotel industry is generally based on quality and consistency of rooms, restaurants, meeting facilities and services, the attractiveness of locations, availability of a global distribution system and price. Our properties compete within their geographic markets with hotels and resorts that include locally-owned independent hotels, as well as facilities owned or managed by national and international chains, including such brands as Four Seasons, Hilton, Hyatt, Marriott, Ritz-Carlton and Westin. Our properties also compete for convention and conference business across the national market. We believe we are highly competitive in the resort hotel niche for the following reasons:
•all of our hotels are located in unique, highly desirable resort destinations;
•our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including two properties in our portfolio that are currently rated as AAA 4-Diamond;

•many of our hotels (both owned and managed) are designed to provide a look that feels indigenous to their surroundings, enhancing the guest’s vacation experience;
•each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics which distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains;
•many of the hotels in our portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa and fitness facilities, water sports and a number of other outdoor activities, as well as highly acclaimed dining options;
•conference space with the latest technology is available at most of our hotels. In addition, guests at Keystone can use our company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space;
•we have a central reservations system that leverages off of our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and
•we actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts.
National Park Concessionaire Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a concessionaire agreement with the NPS with an initial term that would have expired on December 31, 2021. In June 2021, we agreed to an amendment to the agreement extending the term an additional two years, with an expiration date of December 31, 2023. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concessionaire agreement with the NPS that expires October 31, 2028. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from June through the end of September.
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
Marketing and Sales
Our Mountain segment’s marketing and sales efforts are focused on leveraging marketing analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through sales of our pass products, our e-commerce platforms including mobile lift ticket sales, the EpicMix application and our lift ticket windows. We promote our Resorts using guest-centric omni-channel marketing campaigns leveraging email, direct mail, promotional programs, digital marketing (including social, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV and radio). We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our Resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g. lift access, lodging, ski school, rentals, etc.) for their visits. We also enter into strategic alliances with companies to enhance the guest experience at our Resorts, as well as to create opportunities for cross-marketing.
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
Sustainability & Social Responsibility
Sustainability remains a core philosophy for us. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. Through our corporate sustainability and social responsibility program, EpicPromise, we focus on climate change mitigation, resource conservation, and building stronger local communities through contributions to local non-profit organizations. Our sustainability efforts are diverse and touch nearly every area of our operations. In 2017, we launched Commitment to Zero, our pledge to have a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, (ii) zero waste to landfill by diverting 100% of waste from our operations, and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 300 global and influential businesses committed to 100% renewable electricity. During Fiscal 2021, we continued to make progress toward our Commitment to Zero goals, despite operational adjustments made in response to COVID-19. Specifically, we focused on maintaining our robust composting and recycling diversion programs as much as possible and started new composting programs at seven resorts. In Colorado and Utah, we drove a pilot project to recycle snack wrappers and worked with strategic partners to create picnic tables, Adirondack chairs and a terrain park feature made from recycled wrappers and bottles for participating resorts. The 82-turbine Plum Creek Wind project we enabled came online in June 2020, and in Fiscal 2021 we purchased approximately 281,000 megawatt hours (MWh) of wind energy, addressing an estimated 85% of the Company’s current electricity use across its 34 North American destination mountain resorts and regional ski areas.
For over two years, Vail Resorts has worked with leaders from other ski companies to develop an industry-driven climate commitment. In June 2021 we, alongside Alterra Mountain Company, Boyne Resorts, and POWDR, announced the Climate Collaborative Charter - the ski industry’s first unified effort to combat climate change. This partnership leverages our leadership in sustainability and is expected to accelerate our collective progress, leading the industry toward long-term transformational change.
In addition, during Fiscal 2021, we sponsored the reforestation of acreage in the White River National Forest in Colorado that was devastated in a 2017 wildfire, which addressed 100% of the forests impacted by our operations over the year. Through direct Epic Promise grants and contributions from our $1 guest donation program, we partner with several local environmental organizations to fund restoration projects, including the National Forest Foundation, The Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We also encourage our employees to help protect the environment and support their local community by volunteering with various organizations.
For Fiscal 2021, our focus for the EpicPromise community impact grant program was on COVID-19 response in our resort communities, including housing assistance, food security, equal access to education and other basic needs and services. In addition, we hosted more than 3,000 youth across our resorts through multi-day programs focused on mentorship, leadership and the impact of outdoor time on mental health in this unprecedented time. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.
Human Capital Management
At Vail Resorts, our Talent Philosophy focuses on fully achieving our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on hiring and developing the best talent and building the best teams around them. At fiscal year end, we employed approximately 6,100 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons in Fiscal 2021, we employed approximately 40,200 seasonal employees. In addition, we employed approximately 100 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.

Our talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Our talent management system enables leaders with programs and tools to effectively assess, develop and reward talent and includes regular Leadership Talent Review and Assessment processes to ensure that the caliber and capability of our talent aligns with the sophistication of our business strategies and processes. Our executive team reviews talent strategy and succession planning frequently, including with our Board of Directors, to assess current and future talent needs. We have a strong track record of hiring, developing and preparing high performing, high potential talent for internal mobility and succession and since 2018, we have nearly doubled our percentage of high performing, high potential talent through performance management and talent upgrades. As a result, succession for our senior leadership roles, is primarily sourced through internal talent development and promotion, rather than external hires (72% internal fill rate). Over the past twelve months, we announced internal successors for some of the most senior roles in our Company, including Chief Executive Officer, Chief Marketing Officer, President of the Mountain Division, and Chief Operating Officer of Hospitality and Retail. All of our recent appointments of General Manager and Chief Operating Officers of our Resorts for the past three years came from internal succession.

To ensure we are building high performing teams, we encourage every employee at every level within the Company to continuously grow their leadership by participating in on-going leadership events that build leadership capability and drive aligned leadership expectations to enable business outcomes. We host an annual Leadership Summit that brings together our leaders at manager level and above to build understanding and alignment to business priorities, explore emerging leadership topics and build connections across our growing global business and organization. We offer ongoing digital leadership series discussions led by our CEO for this same population throughout the year and equip leaders to share learnings and insights from these sessions in dialogue with their teams for the benefit of the entire organization. Our leadership philosophy has a very strong emphasis on emotional intelligence and a leader’s ability to understand their own impact on others, and shape that impact to unlock the potential of their teams.

We offer a broad range of professionally designed leadership development programs for entry level seasonal employees to the most senior executives, with differentiated development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline. We provide tools and resources for employees of all levels to learn and grow as leaders and reward this as part of our performance management process. The Lift, our learning management system, gives employees access to a library of online learning resources to help them succeed. We also provide access to development tools, like the Insights Discovery platform, a behavioral assessment that offers a framework for self-understanding and development. Finally, to help employees navigate unique challenges presented by COVID-19, we intentionally invested in building new scalable digital programs to provide leaders across the company real-time capability to drive a successful business recovery, including programs focusing on resilience, agility, change leadership, sustainable energy and mental health.

Early on in the COVID crisis, we implemented a continuous listening survey to measure and understand the impact of COVID and our response actions on employees, in order to make timely adjustments to maintain strong alignment and focus, and to care for the needs of our employees through a challenging and uncertain period. As the winter season progressed and we achieved a level of business and organization stability, we broadened our continuous listening survey objectives and approach to focus on the drivers of sustainable engagement.

Vail Resorts Culture
Core to our human capital management strategy is our mission – to create an Experience of a Lifetime for our employees so they can in turn create an Experience of a Lifetime for our guests. We have a values-based leadership culture that places a premium on leader transparency, vulnerability and authenticity. We look for people to join Vail Resorts who are brave, passionate and ambitious. As Vail Resorts employees, we hold ourselves accountable for living these seven foundational values every day in everything we do: Serve Others, Do Right, Do Good, Be Safe, Have Fun, Be Inclusive and Drive Value.

Diversity, Equity and Inclusion
We believe that diversity, equity and inclusion (“DEI”) is core to both our company success and the future growth of our industry. At Vail Resorts, one of our core values is “Be Inclusive”, which means that we expect everyone at our Company to be welcoming to others, including all races, gender identities, sexual orientations, abilities and other differences.

We have a long history of building gender diversity throughout the Company. Women represent 48% of our corporate senior leaders at the director level and above and over 50% of our corporate roles generally. Ten resorts in our portfolio are led by women, including three of our five largest resorts (Vail, Beaver Creek and Breckenridge). As of November 1, 2021, five of our ten directors will be women and two of our nine executive committee members are women, and our Chief Executive Officer, Kirsten Lynch, will be the only woman to head a Fortune 1000 company in travel and leisure. While women currently represent only approximately 20% of mountain operations senior leadership roles, we continue to strive to bring more gender diversity to these roles, which have historically been male-dominated. We have also developed Women in Leadership programs to foster an inclusive culture, and Forbes named us one of America’s Best Employers for Women in both 2019 and 2020.

We are focused on improving racial diversity at Vail Resorts, as well as in our communities and our industry. To that end, we are working towards addressing barriers to attracting the best talent from BIPOC communities in order to fuel innovation and growth within our Company and industry. We are also incorporating more diverse representation in our marketing efforts, including more direct outreach to communities of color. Over this past year, we undertook extensive efforts around DEI, including company-wide virtual webinars bringing forward diverse voices, DEI dialogues with external thought leaders, and online DEI training modules aligned with our “Be Inclusive” value. As part of our commitment to driving sustainable change, we are listening and learning as a company, and the Company is part of CEO Action, Colorado Inclusive Economy and Civic Alliance.

We require our full-time, year-round employees, as well as certain seasonal employees, to complete annual training as part of our Code of Conduct. This annual requirement includes training on a variety of topics, including unconscious bias and anti-harassment. In Fiscal 2021, the training was completed by 98% of this employee base. Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment, bullying and discrimination.

Mountain Safety
The nature of our on-mountain operations comes with inherent safety risks, and the health and safety of our employees is a top priority. It is the shared responsibility of every employee to actively participate in creating a safe and secure environment and to minimize injuries. To that end, we routinely:

•Provide resources and education to promote safe operating environments at our resorts, including compliance with Occupational Safety and Health Administration standards, as well as to improve overall workplace safety and health. This includes regular and ongoing safety training and assessments as well as safety audits, and all employees are required to take annual slope safety training.
•Proactively assess risks to identify and mitigate unsafe conditions and integrate learnings from incidents to prevent future occurrences across our network of resorts.
•Hire and train a dedicated health and safety team that oversees resort operations as well as highly trained ski patrol professionals at each resort.

COVID-19 Safety
The safety of our employees, guests and resort communities has been of utmost importance to us amidst the COVID-19 pandemic. The vast majority of our corporate employees worked remotely during COVID-19, and we currently plan to re-open our corporate office in January 2022. Our mountain operations, retail, lodging and other employees need to be onsite to carry out their work, and as part of our commitment to safety for these employees, we took the following actions associated with COVID-19 safety protocols:

▪All employees were required to wear face coverings at all times during the 2020/21 winter season, and we currently require face coverings to be worn by employees and guests in any of our indoor spaces.
▪Employees undergo daily health screenings.
▪Employees receive training to ensure compliance with additional health and safety protocols.
▪Implemented on-site testing for employees.
▪Implemented procedures to address actual and suspected COVID-19 cases and potential exposure.
▪High-touch surfaces are frequently cleaned and disinfected with EPA-approved products for COVID.
▪Enhanced cleaning and disinfecting.
▪Hand sanitizing stations provided throughout resorts.
▪Plexiglass barriers installed in areas where physical distancing measures are more difficult, including points of purchase.
▪Provided mental health support and access.

We continue to monitor guidance from federal and local health authorities in evaluating the need for continued COVID-19 safety protocols with regard to ongoing operations and as we prepare for the 2021/2022 North American ski season.
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
In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our pass products, destination mountain resorts and regional ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks. We believe our brands have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge®, Keystone® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb® name and logo.
Environmental Compliance and other Laws and Regulations
Our operations are subject to federal, state and local laws and regulations governing the environment, including laws and regulations governing water and sewer discharges, water use, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks, and the disposal of waste and hazardous materials. Examples of such laws and regulations in the U.S. include the National Environmental Policy Act (NEPA), the California Environmental Quality Act, and the Vermont Land Use and Development Act. Internationally, we are subject to the Forest and Range Practices Act and Watershed Sustainability Act in British Columbia as well as the Environmental Planning and Assessment Act 1979 (NSW, Australia) and the Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia).
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
Each of the Forest Service Resorts operates under a SUP, and the acreage and expiration date information for each SUP is as follows:

Forest Service Resort	Acres	Expiration Date
Breckenridge	5,702	December 31, 2029
Vail Mountain	12,353	December 1, 2031
Keystone	8,376	December 31, 2032
Beaver Creek	3,849	November 8, 2039
Heavenly	7,050	May 1, 2042
Mount Snow	894	April 4, 2047
Attitash	279	April 4, 2047
Wildcat	953	November 18, 2050
Kirkwood	2,330	March 1, 2052
Stevens Pass	2,443	August 31, 2058
Crested Butte	4,350	September 27, 2058
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

Each SUP contains a number of requirements, including indemnifying the Forest Service from third-party claims arising out of our operation under the SUP and compliance with applicable laws, such as those relating to water quality and endangered or threatened species. For use of the land authorized by the SUPs, we pay a fee to the Forest Service ranging from 1.5% to 4.0% of adjusted gross revenue for activities authorized by the SUPs. Included in the calculation are sales from, among other things, lift tickets, pass products, ski school lessons, food and beverage, certain summer activities, equipment rentals and retail merchandise.
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
Northeast Resorts
Stowe and Okemo operate partially on land that we own and partially on land we lease from the State of Vermont. With respect to Stowe, the land we own is on the Spruce Peak side of the resort while the land we lease from the State of Vermont is located on Mt. Mansfield in the Mt. Mansfield State Forest. The initial ten year term of the lease commenced in June 1967, and the lease provides for eight separate ten year extension options. The current term of the lease extends through June 2027, and there are three remaining ten year extension options. With respect to Okemo, we own the Jackson Gore base area land and lease most of the skiable terrain from the State of Vermont. The initial ten year term of the lease commenced in December 1963, and the lease provides for eight separate ten year extension options. The current term of the lease extends through December 2023, and there are three remaining ten year extension options. Under both leases, the land can be used for the development and operation of a ski area including ski trails, ski lifts, warming shelters, restaurants and maintenance facilities. For use of the land under the leases, we pay a fee to the State of Vermont based on revenue for activities authorized by the lease, such as lift tickets, pass products, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of Vermont from third-party claims arising out of our operations under the lease.

Mount Sunapee lies within the Mount Sunapee State Park and operates on land that we lease from the State of New Hampshire. The initial twenty year term of the lease commenced in July 1998, and the lease provides for three separate ten year extension options. The current term of the lease extends through June 2028, and there are two remaining ten year extension options. The land can be managed and operated as a ski area and summer recreational facility, including all of its support activities, to provide year-round outdoor recreation. For use of the land under the lease, we pay a fee to the State of New Hampshire that includes both a base fee and a fee based on revenue from activities authorized by the lease, such as lift tickets, pass products, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of New Hampshire from third-party claims arising out of our operations under the lease.
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

Concessionaire Agreements
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concessionaire agreement with the NPS. Our concessionaire agreement with the NPS for GTLC, which had an initial term expiration date of December 31, 2021, was amended in June 2021 to extend the term to December 31, 2023. We pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.
Flagg Ranch Company, a wholly-owned subsidiary, provides lodging, food and beverage services, retail, service station, recreation and other services on the Parkway located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2028, and we pay a fee to the NPS of a percentage of the majority of our sales occurring in the Parkway.
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

ITEM 1A.RISK FACTORS.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our financial position, results of operations and cash flows. The risks described below should carefully be considered together with the other information contained in this report.

Risks Related to Our Business

The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease could have a similar impact.
The outbreak and continuing spread of COVID-19 has disrupted our business, and has had and could continue to have a significant negative impact on our business, financial performance and condition, operating results, liquidity and cash flows. Governmental authorities have issued and continue to issue a variety of mandates in an effort to slow the spread of COVID-19, including travel restrictions, border closures, restrictions on public gatherings, occupancy limits, “shelter at home’’ orders and advisories, and quarantine requirements. The outbreak of COVID-19 has impacted global economic activity and caused significant volatility in financial markets, with particular risk to the travel and leisure industry, which is disproportionately impacted by travel restrictions and other public health restrictions.

In response to the continued challenges associated with the spread of COVID-19, we have had to close certain Resorts at various times. For example, on March 30, 2021, towards the end of the North American operating season and following an order from the government of British Columbia as a result of an increase in COVID-19 cases in the region, we closed Whistler Blackcomb. Our other North American Resorts were generally operational throughout the 2020/2021 ski season, after closing early in the 2019/2020 season, and were open for 2021 summer activities. Our Australian Resorts were open for their 2021 winter season, however there were border closures, travel restrictions and public health orders in place throughout the country that impacted visitation to our Australian ski areas and caused periodic Resort closures. We are also monitoring public health orders and regulations that affect or may affect our winter operations for the 2021/2022 North American ski season.

Our operations continue to be negatively impacted by COVID-19 and associated government mandated restrictions, including capacity limitations, border closures and travel restrictions, and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of safety for our guests, employees and resort communities. Factors that could negatively impact our ability to successfully operate during the current COVID-19 pandemic or another pandemic include:

•our ability to open and keep open our Resorts during their respective ski seasons, including our North American Resorts for their upcoming winter season;
•our ability to attract and retain guests given the risks, or perceived risks, of gathering in public places;
•changes in consumer preferences during the pandemic;
•the willingness of guests to travel or purchase advance commitment products, such as our portfolio of pass products;
•existing or future restrictions imposed by governmental authorities, including quarantines, capacity limitations, vaccination mandates for visitors from certain areas, and indoor dining or other restrictions that may affect our operations or the ability of our guests to return to our Resorts;
•actual or perceived deterioration or weakness in economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, and their collective impacts on demand for travel and leisure;
•our ability to incentivize and retain our current employees, and hire sufficient future seasonal employees;
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

The extent and duration of the impact of COVID-19 on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, will depend largely on future developments, including the duration of the virus (including any variants, which may be more contagious and/or impact the effectiveness of approved vaccines), vaccination rates in areas where our Resorts are located or our guests reside, any continuing or newly imposed travel restrictions or vaccination requirements in connection with travel, the related impact on factors affecting guest behavior, including consumer confidence and spending, and when we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted.

COVID-19 continues to present material uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors presented in this Annual Report on Form 10-K, and our subsequent filings with the SEC. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

Our Epic Coverage program may require us to provide significant refunds to our pass product holders, which would result in reduced revenue and also exposes us to the risk of customer complaints and negative perception about our pass products.
In April 2020, the Company introduced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage offers refunds to pass product holders if certain qualifying personal or Resort closure events occur before or during the ski season, subject to express terms and conditions. Accordingly, to the extent that any of our Resorts need to be closed for all or specified portions of the ski season (including due to COVID-19), we could be required to provide a significant amount of refunds to our pass product holders, subject to express terms and conditions, which could have a material negative impact on our financial performance and condition.

The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considers (i) historical claims data for personal events, (ii) provincial, state, county and local COVID-19 regulations and public health orders, and (iii) the Company’s operating plans for its Resorts. The Company believes the estimates of refunds are reasonable; however, the program is relatively new and there continues to be uncertainty surrounding COVID-19, and therefore actual results could vary materially from such estimates, and the Company could be required to refund significantly higher amounts than estimated.

Epic Coverage has also resulted in customer complaints and negative perception by customers who believe they are entitled to a refund for events that do not qualify under the express terms and conditions of the program. Any complaints posted by customers on social media platforms, even if inaccurate, may harm our reputation, and may divert management’s time and attention away from other business matters.

Leisure travel is particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military conflicts, the cost and availability of travel options and changing consumer preferences or willingness to travel.
Our business is sensitive to the willingness of our guests to travel. Acts of terrorism, pandemics, political events and developments in military conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our Resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services, availability of air services and willingness of guests to travel by air could cause a decrease in visitation by Destination guests to our Resorts. A significant portion of our guests also travel by vehicle and higher gasoline prices or willingness of guests to travel generally due to safety or traffic concerns could cause a decrease in visitation by guests who would typically drive to our Resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our Resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental.

Additionally, our success depends on our ability to attract visitors to our Resorts. Changes in consumer tastes and preferences, particularly those affecting the popularity of skiing and snowboarding, and other social and demographic trends could adversely affect the number of skier visits during a ski season. A significant decline in skier visits compared to historical levels would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

We are subject to the risk of prolonged weakness in general economic conditions including adverse effects on the overall travel and leisure related industries.
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including high unemployment, erosion of consumer confidence, sovereign debt issues and financial instability in the global markets, could have negative effects on the travel and leisure industry and on our results of operations. See “Risks Related to Our Business—The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any COVID-19 variants or other highly infectious or contagious disease could have a similar impact.” As a result of these and other economic uncertainties, we have experienced and may continue to experience in the future, a change in booking trends including where guest reservations are made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, that are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to COVID-19, it could impact the volume of international visitation, which could have a significant impact on our operating results.

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

There can be no assurance that our Resorts will receive seasonal snowfalls near their historical averages. As an example of weather variability, during the 2017/2018 North American ski season, we experienced historically low snowfall across our western U.S. Resorts for the first half of the ski season, with snowfall in Vail, Beaver Creek and Park City through January 31, 2018 at the lowest levels recorded in over 30 years while Tahoe was more than 50% below the 20-year average. Conversely, during the 2018/2019 North American ski season, our western U.S. Resorts experienced above-average snowfall while through December 31, 2019 for the 2019/2020 North American ski season, our Pacific Northwest Resorts (Whistler Blackcomb and

Stevens Pass) experienced the lowest snowfall in over 30 years. During the 2020/2021 North American ski season, snowfall levels were well below average at our Colorado, Utah and Tahoe Resorts through the holiday season. Past snowfall levels or consistency of snow conditions can impact sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our Resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that are typical at such Resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Cyberattacks or other interruptions to or disruption of our information technology systems and services could disrupt our business.
Our business relies on the continuous operation of information technology systems and services. Despite our efforts, our information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, natural disasters, system or equipment malfunctions, power outages, computer viruses or intentional attacks by malicious third parties, which could persist undetected for an extended period of time. Any interruption to these systems and services could adversely impact our business, including lost revenue, customer claims, damage to reputation, litigation, and/or denial or interruption to our processing of transactions and/or the services we provide to customers. We also provide information to third party service providers and rely on third party service providers for the provision of information technology services. There is a risk that the information held by third parties could be disclosed, otherwise compromised, or disrupted. We carry insurance for many of these adverse events, including cyber security insurance, but our insurance coverage may not always be sufficient to meet all of our liabilities.

There has been a rise in the number of sophisticated cyberattacks on network and information systems, including ransomware attacks that prevent the target from accessing its own data and/or systems until a ransom is paid. As a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which has been material to us to date. We have taken, and continue to take, steps to address these concerns by implementing security and internal controls. However, there can be no assurance that a system interruption, security breach or unauthorized access will not occur. Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Cyber threats and attacks can have cascading impacts across networks, systems and operations. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

Failure to maintain the integrity and security of our internal, employee or guest data could result in damages to our reputation and subject us to costs, fines or lawsuits.
Our business relies on the use of large volumes of data. We collect and retain guest data, including credit card numbers and other sensitive personal information, for various business purposes, such as processing transactions, marketing and other promotional purposes. We also maintain personal information about our employees. We could make faulty decisions if data is inaccurate or incomplete. Maintaining the integrity and security of data can be costly and is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data held by us or our service providers could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation.

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American Resorts is from late November to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2021, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2021 accounted for approximately 61% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is mostly recognized in the second and third quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business (for example, the outbreak of the COVID-19 pandemic which has resulted in Resort closures). See “Risks Related to Our Business—The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any COVID-19 variant or other highly infectious or contagious disease could have a similar impact.”. Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski Resort and lodging industries are highly competitive. There are approximately 745 ski areas in North America, including approximately 460 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

•proximity to population centers;
•availability and cost of transportation to ski areas;
•availability and quality of lodging options in resort areas;
•ease of travel to ski areas (including direct flights by major airlines);
•pricing of lift tickets and/or pass products;
•the magnitude, quality and price of related ancillary services (ski school, dining and retail/rental), amenities and lodging;
•snowmaking facilities;
•type and quality of skiing and snowboarding offered;
•duration of the ski season;
•weather conditions; and
•reputation.

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
The cost structure of our mountain Resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees; credit card fees; retail/rental cost of sales; labor; and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. See “Risks Related to Our Business—The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any COVID-19 variant or other highly infectious or contagious disease could have a similar impact.” As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, increases in expenses as a result of inflation or other economic factors may adversely impact wages and other labor costs, energy, healthcare, insurance, transportation and fuel, cost of goods, property taxes, minimum lease payments and other expenses included in our fixed cost structure, which may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to circumstances beyond our control. In March 2021, we announced our full capital plan for calendar year 2021, pursuant to which we anticipated we would spend approximately $135 million to $140 million, including one-time items associated with integrations of $5 million and approximately $12 million of reimbursable investments.

Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures, or that we will be able to obtain sufficient financing on adequate terms, or at all. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•our future operating performance;
•general economic conditions and economic conditions affecting the resort industry, the ski industry and the capital markets;
•competition; and
•legislative and regulatory matters affecting our operations and business;

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
Our U.S. Resort operations require permits and approvals from certain federal, state and local authorities, including the Forest Service, U.S. Army Corps of Engineers, the States of Vermont and New Hampshire and the NPS. Virtually all of our ski trails and related activities, including our summer activities, at Vail Mountain, Breckenridge, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, Mount Snow, Wildcat, a majority of Beaver Creek and portions of Attitash are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. The expiration dates for our permits are set forth in the Business section of this Form 10-K under the heading “Contracts with Governmental Authorities for Resort Operations”.

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

Stowe and Okemo are partially located on land we lease from the State of Vermont, and Mount Sunapee is located on land we lease from the State of New Hampshire. We are required to seek approval from such states for certain developments and improvements made to the resort. Certain other resorts are operated on land under long term leases with third parties. For example, operations at our Northstar, Park City and Mad River Mountain Resorts are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063 with six 50-year renewal options. Additionally, GTLC and Flagg Ranch operate under concessionaire agreements with the NPS that expire on December 31, 2023 and October 31, 2028, respectively. There is no guarantee that at the end of the lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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
The information, security, and privacy requirements imposed by applicable laws and governmental regulation and the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, or otherwise impact our ability to market our products, properties and services to our guests. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. If access to lists of potential customers from travel service providers or other companies with whom we have relationships was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business or competitive position.
We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. We may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, including our seasonal workforce, which may impact our ability to achieve our operating, growth and financial objectives.
Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our Resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our Resorts. Maintaining adequate staffing requires precise workforce planning which has been complicated and is unpredictable due the impacts of the COVID-19 pandemic on guest preferences and on labor markets. The market for the most qualified talent continues to be competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain our most qualified employees. Year round employees may seek other employment and seasonal employees may decline to return, to be re-hired, or to be hired for the first time. Personal or public health concerns related to COVID-19 might make some employees and potential candidates reluctant to work in enclosed environments such as our hotels, restaurants and retail/rental stores. Resort-area housing could be even more limited than usual, making it difficult for employees to obtain available, affordable housing.

Our mountain and lodging operations are highly dependent on a large seasonal workforce. We recruit year-round to fill thousands of seasonal staffing needs each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. Furthermore, we cannot guarantee that we will be able to recruit and hire adequate seasonal personnel as the business requires. Changes in immigration laws could also impact our workforce because we recruit and hire foreign nationals as part of our seasonal workforce. For example, as a result of a 2020 executive order in the United States suspending the issuance of several visas for foreign workers, we were unable to hire foreign nationals for the 2020/2021 North America ski season. A shortage of international workers based on immigration and cultural exchange limitations, failure to recruit and retain new domestic employees in a timely manner, higher than expected attrition levels, or increased wages all could affect our ability to open and operate parts of our Resorts, deliver guest service at traditional margins or achieve our labor cost objectives.

We are subject to risks associated with our workforce, including increased labor costs.
We are subject to various federal, state and foreign laws governing matters such as minimum wage requirements, sick leave pay, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Cost of labor and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages and increased employee turnover and health care mandates could also increase our labor costs and labor-related benefits. As minimum wage rates increase, including further potential federal and state legislative changes to the minimum wage rate, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above the minimum wage. During Fiscal 2021, we announced a substantial investment in our employees by increasing the minimum wage to $15 at our Resorts across Colorado, California, Utah, Washington, New York and Vermont, as well as other increases at our Resorts in the eastern U.S. From time to time, we have also experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations.

If we do not retain our key personnel, our business may suffer.
The success of our business is heavily dependent on the leadership of key management personnel, including our senior executive officers. If any of these persons were to leave, it could be difficult to replace them, and our business could be harmed. We do not maintain “key-man” life insurance on any of our employees.

Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands, including as a result of misappropriation of our intellectual property or the risk of accidents occurring at our mountain resorts or competing mountain resorts, may reduce visitation and negatively impact our operations.
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

Our acquisitions might not be successful.
In recent years, we have completed numerous acquisitions and may continue to acquire certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our Resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including:

•our evaluation of the synergies and/or long-term benefits of an acquired business;
•our inability to integrate acquired businesses into our operations as planned;
•diversion of our management’s attention;

•increased expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities, information technology, personnel and other integration expenses);
•potential increased debt leverage;
•potential issuance of dilutive equity securities;
•litigation arising from acquisition activity;
•potential impairment of goodwill, intangible or tangible assets; and
•unanticipated problems or liabilities.

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
As a result of the acquisitions of Whistler Blackcomb in Canada and Perisher, Hotham and Falls Creek in Australia, and potential future international acquisitions, we have and may continue to increase our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business. These risks include:

•restriction on the transfer of funds to and from foreign countries, including potentially negative tax consequences;
•currency exchange rates;
•increased exposure to general market and economic conditions outside the United States;
•additional political risk;
•compliance with international laws and regulations (including anti-corruption regulations, such as the U.S. Foreign Corrupt Practices Act);
•data security, including requirements that local customer data be stored locally and not transferred to other jurisdictions; and
•foreign tax treaties and policies.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results.
We are exposed to currency translation risk because the local currency utilized in the operations of Whistler Blackcomb, Perisher, Hotham and Falls Creek are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as our international operations grow and if we acquire additional international resorts.

We are subject to tax laws and regulations in multiple jurisdictions, and changes to those laws and regulations or interpretations thereof or adverse determinations by tax authorities may adversely affect us.
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
The market price of our stock is highly volatile and subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•quarterly variations in our operating results;
•operating results that vary from the expectations of securities analysts and investors;

•change in valuations, including our real estate held for sale;
•changes in the overall travel, gaming, hospitality and leisure industries;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors or such guidance provided by us;
•announcements by us or companies in the travel, gaming, hospitality and leisure industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
•additions or departures of key personnel;
•future sales of our securities;
•trading and volume fluctuations;
•other risk factors as discussed herein; and
•other unforeseen events.

Stock markets in the U.S. have often experienced extreme price and volume fluctuations that are unrelated to the performance of any specific company or industry. Market fluctuations, as well as general political and economic conditions including acts of terrorism, military conflicts, outbreak of a contagious disease, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

We cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels.
We have generally paid quarterly dividends since fiscal 2011, which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. For example, on April 1, 2020, in response to actions taken in response to COVID-19, we announced that our Board of Directors suspended our quarterly dividend for at least two quarters, which such suspension continued throughout Fiscal 2021. Additionally, during the period that we are subject to the Financial Covenants Temporary Waiver Period (See “Risks Relating to Our Capital Structure—Restrictions imposed by the terms of our indebtedness may prevent or limit our future business plans.”), we are prohibited from paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) we have liquidity of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by us during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value. On September 22, 2021, our Board of Directors approved a cash dividend of $0.88 per share payable on October 22, 2021 to stockholders of record as of October 5, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 22, 2021 to the shareholders of record as of October 5, 2021. We expect to fund the dividend with available cash on hand and will do so pursuant to the restrictions under the Financial Covenants Temporary Waiver Period.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2021, we had $2.9 billion in total indebtedness outstanding. This amount includes (i) $575.0 million in aggregate principal amount of 0.0% convertible notes due 2026 (the “0.0% Convertible Notes”), (ii) $600.0 million aggregate principal amount of our unsecured senior notes issued on May 4, 2020 (the “6.25% Notes”), (iii) $1.1 billion of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement, (iv) $44.9 million of indebtedness under our credit agreement at Whistler Blackcomb (the “Whistler Credit Agreement”), (v) $351.8 million with respect to our obligation associated with the Canyons long-term lease, (vi) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR’’), as amended (collectively, the “EPR Agreements’’ and together with the Vail Holdings Credit Agreement and the Whistler Credit Agreement, the “Credit Agreements,’’ and such facilities, the “Credit Facilities’’) and (vii) $51.5 million with respect to the EB-5 development notes under the U.S. EB-5 Program. Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, currently bear interest annually at a rate of LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.25% (during the Financial Covenants Temporary Waiver Period, as defined below). Subsequent to the expiration of the Financial Covenants Temporary Waiver Period (as defined below), interest rate margins may fluctuate based upon the ratio of our Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $297.8 million as of July 31, 2021. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

•make it more difficult for us to satisfy our obligations under our outstanding debt;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including the annual payments under the Canyons lease, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our ability to borrow additional funds, refinance debt, or obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes;
•make it difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt; and
•cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Credit Facilities bears interest at variable rates, which may be impacted by potential future changes in interest rates due to reference rate reform. We may be able to incur additional indebtedness in the future. The terms of our Credit Facilities, the 0.0% Convertible Notes and the 6.25% Notes do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

Restrictions imposed by the terms of our indebtedness may prevent us from capitalizing on business opportunities.
The operating and financial restrictions and covenants in our Credit Facilities and the indenture governing the 6.25% Notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities and strategic initiatives that may be in our long-term best interests.

Our Credit Facilities impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

•incur or guarantee additional debt or issue capital stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of subsidiaries to make dividends, distributions or other payments to us or the guarantors;
•designate restricted subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.

On April 28, 2020 and most recently amended on December 18, 2020, we entered into an amendment to the Vail Holdings Credit Agreement, pursuant to which we are exempt from complying with the agreement’s maximum leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending July 31, 2020 through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). Additionally, pursuant to this amendment, we are required to comply with a monthly minimum liquidity test (defined as unrestricted cash and temporary cash investments of Vail Resorts, Inc. and its restricted subsidiaries and available commitments under our revolving credit facility) of not less than $150.0 million until such date that Vail Holdings, Inc. delivers a compliance certificate for the Company and its subsidiaries’ first fiscal quarter following the end of the Financial Covenants Temporary Waiver Period.

During the Financial Covenants Temporary Waiver Period, we are prohibited from taking the following actions (unless majority approval of the lenders is obtained under the Vail Holdings Credit Agreement):

•paying any dividends or making share repurchases, unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter;
•incurring any indebtedness secured by the collateral under the Vail Holdings Credit Agreement other than pursuant to the existing revolving commitments under the Vail Holdings Credit Agreement; and
•making certain non-ordinary course investments in similar businesses, joint ventures and unrestricted subsidiaries unless the Company has liquidity of at least $300.0 million.

The indenture governing the 6.25% Notes contains a number of significant restrictions and covenants that limit our ability to:
•grant or permit liens;
•engage in sale/leaseback transactions; and
•engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of our assets.

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

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with our financial covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

There can be no assurance that we will meet the financial covenants contained in our Credit Facilities, when in effect. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Facilities, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the applicable agreement(s) governing our indebtedness, in which case such we may be required to repay these borrowings before their due date. We may not have or be able to obtain sufficient funds to make these accelerated payments. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

We may not continue to repurchase our common stock pursuant to our share repurchase program, and any such repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2021, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2021, 1,338,859 shares remained available to repurchase under the existing share repurchase program which has no expiration date.

Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

General Risk Factors

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

We are subject to complex and evolving accounting regulations and use certain estimates and judgments that may differ significantly from actual results.
Implementation of existing and future legislation, rulings, standards and interpretations from the Financial Accounting Standards Board or other regulatory bodies could affect the presentation of our financial statements and related disclosures. Future regulatory requirements could significantly change our current accounting practices and disclosures. Such changes in the presentation of our financial statements and related disclosures could change an investor’s interpretation or perception of our financial position and results of operations.

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
Provisions of our certificate of incorporation and bylaws, provisions of our debt instruments and other agreements and provisions of applicable Delaware law and applicable federal and state regulations may discourage, delay or prevent a merger or other change of control that holders of our securities may consider favorable. These provisions could:

•delay, defer or prevent a change in control of our Company;
•discourage bids for our securities at a premium over the market price;
•adversely affect the market price of, and the voting and other rights of the holders of our securities; or
•impede the ability of the holders of our securities to change our management.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities

Location	Ownership	Use
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills/Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concessionaire contract	Lodging and dining facilities
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Double Tree by Hilton Breckenridge, CO	Owned	Lodging, dining and conference facilities
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concessionaire contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hotham Airport, Victoria, Australia	Owned	Regional airport
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concessionaire contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concessionaire contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities

Location	Ownership	Use
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, and other improvements
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT (894 acres)	SUP	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Sunapee Resort, NH (850 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (approximately 1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seasons at Avon, CO	Leased/50% Owned	Administrative offices and commercial space
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 265 rental and retail stores (of which approximately 120 stores are currently held under lease) for recreational products, and 5 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities

Location	Ownership	Use
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH	SUP/Owned	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

Many of our properties are used across all segments in complementary and interdependent ways.

ITEM 3.LEGAL PROCEEDINGS.
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

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 20, 2021, 40,391,129 shares of common stock were outstanding, held by approximately 258 holders of record.
Dividend Policy
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend in response to the impacts of the COVID-19 pandemic, which such suspension has continued throughout the year ended July 31, 2021 (“Fiscal 2021”). Additionally, pursuant to the Fourth Amendment of the Vail Holdings Credit Agreement (as defined below), we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period (as defined below) unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined below) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. On September 22, 2021, our Board of Directors approved a cash dividend of $0.88 per share payable on October 22, 2021 to stockholders of record as of October 5, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 22, 2021 to the shareholders of record as of October 5, 2021. We expect to fund the dividend with available cash on hand and will do so pursuant to the restrictions under the Financial Covenants Temporary Waiver Period.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of Fiscal 2021. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. Since inception of this stock repurchase program through July 31, 2021, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2021, 1,338,859 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2017 through the end of Fiscal 2021. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

$250
$225
$200
$175
$150
$125
$100
$75
$50
2016
2017
2018
2019
2020
2021
MTN
Russell 2000
S&P 500
DJ US Travel & Leisure

	As of July 31,
	2016	2017	2018	2019	2020	2021
Vail Resorts, Inc.	$100.00	$150.40	$201.87	$185.01	$147.98	$235.20
Russell 2000	$100.00	$118.43	$140.61	$134.34	$128.15	$194.71
Standard & Poor’s 500	$100.00	$116.03	$134.87	$145.63	$163.02	$222.40
Dow Jones U.S. Travel and Leisure	$100.00	$127.25	$134.84	$156.47	$119.00	$174.84
ITEM 6.SELECTED FINANCIAL DATA.
The following table presents selected historical consolidated financial data derived from our Consolidated Financial Statements for the periods indicated. The financial data for our fiscal years ended and as of July 31, 2017 through July 31, 2021 should be read in conjunction with those Consolidated Financial Statements, related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The table presented below is unaudited. The data presented below is in thousands, except for diluted net income per share attributable to Vail Resorts, Inc., cash dividends declared per share, effective ticket price (“ETP”), average daily rate (“ADR”) and revenue per available room (“RevPAR”) amounts.

	Year ended July 31,
	2021 (1)(2)	2020 (1)(2)(3)	2019 (1)	2018 (1)	2017 (1)
Statement of Operations Data:

Total net revenue	$1,909,710	$1,963,704	$2,271,575	$2,011,553	$1,907,218

Total segment operating expense	1,376,658	1,466,380	1,571,738	1,396,023	1,322,841

Other operating expense, net	(272,036)	(273,935)	(223,568)	(206,713)	(205,121)
Other expense, net	(135,833)	(106,956)	(77,304)	(68,725)	(30,807)
Income before (provision) benefit from income taxes	$125,183	$116,433	$398,965	$340,092	$348,449
Net Income and Dividends:
Net income (4)	$124,457	$109,055	$323,493	$401,320	$231,718
Net income attributable to Vail Resorts, Inc. (4)	$127,850	$98,833	$301,163	$379,898	$210,553
Diluted net income per share attributable to Vail Resorts, Inc. (4)	$3.13	$2.42	$7.32	$9.13	$5.22
Cash dividends declared per share	$—	$5.28	$6.46	$5.046	$3.726
Other Segment Data:
Mountain
Skier visits (5)	14,852	13,483	14,998	12,345	12,047
ETP (6)	$72.49	$67.72	$68.89	$71.31	$67.93
Lodging
ADR (7)	$322.15	$310.76	$300.47	$300.90	$302.80
RevPAR (8)	$85.99	$90.37	$121.81	$131.08	$127.95
Real Estate
Real estate held for sale or investment (9)	$95,615	$96,844	$101,021	$99,385	$103,405
Other Balance Sheet Data:
Cash and cash equivalents (10)	$1,243,962	$390,980	$108,850	$178,145	$117,389
Total assets (11)	$6,251,056	$5,244,232	$4,426,077	$4,064,984	$4,110,718
Long-term debt, net (including long-term debt due within one year)	$2,850,292	$2,450,799	$1,576,260	$1,272,732	$1,272,421
Net Debt (12)	$1,606,330	$2,059,819	$1,467,410	$1,094,587	$1,155,032
Total Vail Resorts, Inc. stockholders’ equity	$1,594,599	$1,316,742	$1,500,627	$1,589,434	$1,571,156
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
(2)Financial results for the years ended July 31, 2021 and 2020 were impacted by the deferral of approximately $120.9 million of season pass revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized during the year ended July 31, 2020 but were deferred and recognized primarily in the year ended July 31, 2021 as a result of credits that were offered to customers who had purchased 2019/2020 North American pass products and who purchased 2020/2021 North American pass products.
(3)Financial results for the year ended July 31, 2020 were impacted by an asset impairment of approximately $28.4 million as a result of the effects of the COVID-19 pandemic on our Colorado resort ground transportation company.
(4)Net income, net income attributable to Vail Resorts, Inc. and diluted net income per share attributable to Vail Resorts, Inc. were positively impacted during the year ended July 31, 2018 as a result of one-time tax benefits related to comprehensive U.S. tax legislation, which also resulted in a decreased federal U.S. corporate tax rate prospectively from January 1, 2018, and excess tax benefits from employee share award exercises, as discussed subsequently in this document.

(5)A skier visit represents a person purchasing a ticket or utilizing a pass to access a destination mountain resort or regional ski area for any part of one day during a winter ski season and includes complimentary access.
(6)ETP is calculated by dividing lift revenue by total skier visits during the respective periods.
(7)ADR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of occupied rooms during the respective periods.
(8)RevPAR is calculated by dividing total room revenue (includes both owned room and managed condominium unit revenue) by the number of rooms that are available to guests during the respective periods.
(9)Real estate held for sale or investment includes all land, development costs and other improvements associated with real estate held for sale or investment.
(10)Cash and cash equivalents exclude restricted cash.
(11)We adopted a new lease accounting standard on August 1, 2019 using a modified retrospective transition method, in which reporting periods beginning on August 1, 2019 are presented under the new standard, while prior periods were not adjusted and continue to be reported in accordance with the previously applicable accounting guidance. As a result of adopting the new lease accounting standard, the Company recorded $221.8 million of right-of-use (“ROU”) assets and $254.2 million of related total operating lease liabilities in the Consolidated Balance Sheet as of August 1, 2019.
(12)Net Debt, a non-GAAP financial measure, is defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents. Refer to the end of the Results of Operations section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of long-term debt, net to Net Debt.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) is included in the following discussion because we consider this measurement to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 89%, 11% and 0%, respectively, of our net revenue for Fiscal 2021.

Mountain Segment
In the Mountain segment, the Company operates the following 37 destination mountain resorts and regional ski areas:

*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American destination mountain resorts and regional ski areas (collectively, our “Resorts”) occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski areas occurring in our first and fourth fiscal quarters. Our North American Resorts are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Our single largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 64%, 53% and 53% of Mountain segment net revenue for Fiscal 2021, the fiscal year ended July 31, 2020 (“Fiscal 2020”) and the fiscal year ended July 31, 2019 (“Fiscal 2019”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American mountain resorts is divided into two primary categories: (1) out-of-state and international (“Destination”) guests and (2) in-state and local (“Local”) guests. For the 2020/2021 North American ski season, Destination guests comprised approximately 52% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 48%, which compares to approximately 58% and 42%, respectively, for the 2019/2020 North American ski season and approximately 57% and 43%, respectively, for the 2018/2019 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. The impacts of COVID-19, including travel restrictions, had a disproportionately adverse impact on Destination visitation, particularly international guests, as demand for long-distance travel was lower than normal throughout the 2020/2021 North American ski season. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current ski season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts marketed towards both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in two tiers of resort access offerings. For the 2021/2022 North American ski season, we reduced prices of our entire portfolio of pass products by 20%. Our pass program provides a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we have entered into strategic long-term season pass alliance agreements with third-party mountain resorts including Telluride Ski Resort in Colorado, Sun Valley Resort in Idaho, Snowbasin Resort in Utah, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increases the value proposition of our pass products. As such, our pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests, generates additional ancillary spending and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season primarily based on historical visitation (excluding visitation data for Fiscal 2020, which we do not believe is indicative of future visitation due to the early resort closures associated with COVID-19 in March 2020).

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 61%, 51% and 47% of total lift revenue was derived from pass revenue for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively (including the impact of the deferral of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of the Credit Offer, as defined below). Additionally, lift revenue for Fiscal 2021 was impacted by the Company only allowing pass product holders to access the Resorts during the early portion of the 2020/2021 North American ski season, as well as the Company utilizing a reservation system, which limited capacity for both pass product holders and non-pass lift tickets.

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

The performance of our lodging properties (including managed condominium units and our Colorado resort ground transportation company) proximate to our mountain resorts is closely aligned with the performance of the Mountain segment and generally experiences similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 64%, 73% and 70% of Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin; as such, the revenue and corresponding expense have no effect on our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their operating season generally occurs from June to the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following significant factors (as well as uncertainties associated with such factors) that could impact our future financial performance:

•COVID-19 has led to travel restrictions and other adverse economic impacts including reduced consumer confidence, an increase in unemployment rates and volatility in global and local economies. Our operations continue to be negatively impacted by COVID-19 and associated government mandated restrictions, including capacity limitations, travel restrictions, and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of safety for our guests, employees and resort communities. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic as well as the related global or other travel restrictions and other adverse impacts, we have seen a significant negative change in performance and our future performance could also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of COVID-19 will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2021/2022 North American ski season.

•In the prior year, we announced the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail stores beginning on March 15, 2020. These actions (the “Resort Closures”) had a significant adverse impact on our results of operations for the year ended July 31, 2020. Additionally, on April 27, 2020, we announced that we would offer credits to customers who had purchased 2019/2020 North American pass products and who purchased 2020/2021 North American pass products on or before September 17, 2020 (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. As a result of the Credit Offer to 2019/2020 pass product holders, we delayed the recognition of approximately $120.9 million of season pass deferred revenue, as well as approximately $2.9 million of related deferred costs, that would have been recognized in Fiscal 2020 and which was instead primarily recognized in the second and third quarters of Fiscal 2021.

•The ongoing impacts of the COVID-19 pandemic resulted in reduced visitation and decreased spending for the 2020/2021 North American ski season compared to the prior year through March 14, 2021, the equivalent date that we closed our Resorts early for the 2019/2020 North American ski season due to the outbreak of COVID-19. These declines were primarily driven by reduced demand for Destination visitation at our western resorts and COVID-19 related capacity limitations, which were further impacted by snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts from the early season throughout the holiday season. Visitation and spending was also particularly impacted in regions where heightened COVID-19 restrictions were in place, including Whistler Blackcomb, Tahoe and Vermont. However, results continued to improve as the season progressed, primarily as a result of stronger Destination visitation at our Colorado and Utah resorts, including improved lift ticket purchases. Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment as a result of the Canadian travel restrictions and border closures, and were further impacted by the early closure of Whistler Blackcomb on March 30, 2021 following a provincial health order issued by the government of British Columbia due to an increase in COVID-19 cases in the region. Our Fiscal 2021 first quarter results were negatively impacted by Mount Hotham and Falls Creek, which opened for the 2020 Australian ski season on July 6, 2020, but we decided to close them four days later due to a “stay at home” order put in place by the Victorian government and specifically for the Melbourne metropolitan area, which represents the majority of visitors for Mount Hotham and Falls Creek, as a result of a reemergence of COVID-19 in the region. Additionally, our Australian ski areas were also impacted by “stay at home” orders and periodic resort closures during the 2021 ski season, which had a negative impact on our Fiscal 2021 fourth quarter results. The ongoing impacts of COVID-19 also resulted in reduced occupancy at our lodging properties during the 2019/2020 North American ski season following our early closure in March 2020, as well as during the 2020/2021 North American ski season. We closed our GTLC facilities including Jackson Lake Lodge and Jenny Lake Lodge during the summer of 2020, implemented restrictions on guided activities and in-restaurant dining, and temporarily closed many other facilities, which negatively impacted results for the first quarter of Fiscal 2021. These actions, trends, and the COVID-19 pandemic in general, had a significant adverse impact on our results of operations for the Fiscal 2020 and Fiscal 2021, and may continue to have a material, negative impact on our resorts and lodging properties for the fiscal year ending July 31, 2022 (“Fiscal 2022”).

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season which results in a more stabilized stream of lift revenue. In March 2021, we began our pass product sales program for the 2021/2022 North American ski season, which included a 20% reduction in price for all pass products. Pass product sales through September 17, 2021 for the upcoming 2021/2022 North American ski season increased approximately 42% in units and approximately 17% in sales dollars as compared to the period in the prior year through September 18, 2020, without deducting for the value of any redeemed credits provided to certain North American pass product holders in the prior period. To provide a comparison to the season pass results released on June 7, 2021, pass product sales through September 17, 2021 increased approximately 67% in units and approximately 45% in sales dollars as compared to the period through September 20, 2019, with pass product sales adjusted to include Peak Resorts pass sales in both periods. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.79 between the Canadian dollar and U.S. dollar in all periods for Whistler Blackcomb. We cannot predict if this favorable trend will continue through the fall 2021 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2021/2022 North American ski season.

•Prior to the 2020/2021 North American ski season, we introduced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures and certain qualifying travel restrictions (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances that were historically covered by our pass insurance program, including for eligible injuries, job losses and many other personal events. The estimated amount of refunds reduces the amount of pass product revenue recognized. We believe our estimate of refund amounts are reasonable; however, actual results could vary materially from such estimates, and we could be required to refund significantly higher amounts than estimated.

Additionally, for the 2020/2021 North American ski season, we introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards constitutes an option to our guests to purchase additional products and services from us at a discount and as a result, we allocate a portion of the pass product transaction price to these other lines of business.

•As of July 31, 2021, we had $1,244.0 million of cash and cash equivalents as well as $417.7 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.3 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2021, we had C$243.1 million ($194.9 million) available under the revolver component of the Whistler Credit

Agreement (which represents the total commitment of C$300.0 million ($240.5 million) less outstanding borrowings of C$56.0 million ($44.9 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)).
On December 18, 2020, we entered into the Fourth Amendment to our Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, we are exempt from complying with the Vail Holdings Credit Agreement’s leverage ratio, senior secured leverage ratio, and interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). During the Financial Covenants Temporary Waiver Period, we are subject to other restrictions which will limit our ability to make future acquisitions, investments, distributions to stockholders, share repurchases or incur additional debt. Additionally, on December 18, 2020, we completed an offering of $575.0 million in aggregate principal amount of 0.0% convertible senior notes due 2026 (the “0.0% Convertible Notes”) in a private placement conducted pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 0.0% Convertible Notes are senior, unsecured obligations that do not bear regular interest, and the principal amount of the 0.00% Convertible Notes does not accrete. The notes will mature on January 1, 2026, unless earlier repurchased, redeemed or converted. See Liquidity and Capital Resources for additional information.
We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2021, Fiscal 2020 and Fiscal 2019 (in thousands):

	Year ended July 31,
	2021	2020	2019
Net income attributable to Vail Resorts, Inc.	$127,850	$98,833	$301,163
Income before provision for income taxes	$125,183	$116,433	$398,965
Mountain Reported EBITDA	$550,389	$500,080	$678,594
Lodging Reported EBITDA	(5,733)	3,269	28,100
Resort Reported EBITDA	$544,656	$503,349	$706,694
Real Estate Reported EBITDA	$(4,582)	$(4,128)	$(4,317)

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

The Resort Closures had a significant adverse impact on our results of operations for Fiscal 2020. Additionally, COVID-19 continued to have an adverse impact on our results of operations for Fiscal 2021, as further described below in our segment results of operations.

The sections titled “Fiscal 2021 compared to Fiscal 2020” and “Fiscal 2020 compared to Fiscal 2019” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2021 to Fiscal 2020 and Fiscal 2020 to Fiscal 2019, respectively, unless otherwise noted.

Mountain Segment
Mountain segment operating results for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2021	2020	2019	2021/2020	2020/2019
Mountain net revenue:
Lift	$1,076,578	$913,091	$1,033,234	17.9%	(11.6)%
Ski school	144,227	189,131	215,060	(23.7)%	(12.1)%
Dining	90,329	160,763	181,837	(43.8)%	(11.6)%
Retail/rental	227,993	270,299	320,267	(15.7)%	(15.6)%
Other	150,751	177,159	205,803	(14.9)%	(13.9)%
Total Mountain net revenue	1,689,878	1,710,443	1,956,201	(1.2)%	(12.6)%

Mountain operating expense:
Labor and labor-related benefits	452,352	473,365	507,811	(4.4)%	(6.8)%
Retail cost of sales	76,565	96,497	121,442	(20.7)%	(20.5)%
Resort related fees	69,768	75,044	96,240	(7.0)%	(22.0)%
General and administrative	253,279	239,412	233,159	5.8%	2.7%
Other	294,223	327,735	320,915	(10.2)%	2.1%
Total Mountain operating expense	1,146,187	1,212,053	1,279,567	(5.4)%	(5.3)%
Mountain equity investment income, net	6,698	1,690	1,960	296.3%	(13.8)%
Mountain Reported EBITDA	$550,389	$500,080	$678,594	10.1%	(26.3)%
Total skier visits	14,852	13,483	14,998	10.2%	(10.1)%
ETP	$72.49	$67.72	$68.89	7.0%	(1.7)%

Mountain Reported EBITDA includes $20.3 million, $17.4 million and $16.5 million of stock-based compensation expense for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Fiscal 2021 compared to Fiscal 2020
Mountain Reported EBITDA increased $50.3 million, or 10.1%, primarily due to the impact of the prior year Resort Closures, including the deferral of $120.9 million of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders, as well as cost discipline efforts in the current year associated with lower levels of operations. These increases were partially offset by limitations and restrictions on our North American winter operations and closures, limitations and restrictions at Perisher, Falls Creek and Hotham during both the 2020 and 2021 Australian ski seasons. Additionally, Whistler Blackcomb’s performance was negatively impacted in the current year due to the continued closure of the Canadian border to international guests and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia. Mountain segment results also include $1.0 million and $13.6 million of acquisition and integration related expenses for Fiscal 2021 and Fiscal 2020, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were favorably affected by increases in the Canadian dollar exchange rate relative to the U.S. dollar as compared to the prior year, resulting in an increase in Mountain Reported EBITDA of approximately $2 million, which the Company calculated by applying current period foreign exchange rates to the prior period results.

Lift revenue increased $163.5 million, or 17.9%, primarily due to the Company operating for the full U.S. ski season in the current year as compared to the shortened operating season in the prior year as a result of the Resort Closures, including the deferral impact of the Credit Offer from Fiscal 2020 to Fiscal 2021, partially offset by limitations and restrictions on our North American winter operations in the current year due to the ongoing impacts of COVID-19, which resulted in a decrease in non-pass visitation. Pass product revenue increased 40.6%, primarily as a result of strong North American pass sales growth for the 2020/2021 ski season, including the deferral impact of the Credit Offer which was recognized primarily during Fiscal 2021. Non-pass revenue decreased 5.7% due to reduced non-pass visitation to our Resorts, which were adversely impacted by COVID-19 related capacity limitations and snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts through the holiday season, partially offset by an increase in non-pass ETP of 10.1% in the current year. Visitation was particularly impacted in regions where heightened COVID-19 related restrictions were in place, including Whistler Blackcomb, Tahoe and Vermont. Additionally, Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance in the current year due to the continued closure of the Canadian border to international guests, and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia.

Ski school revenue, dining revenue and retail/rental revenue each decreased in Fiscal 2021 compared to Fiscal 2020 primarily due to the limitations and restrictions on our North American operations during Fiscal 2021 as a result of the impacts of COVID-19 on our business.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. For Fiscal 2021, other revenue decreased $26.4 million, or 14.9%, primarily due to decreased mountain activities and mountain services revenue as a result of limitations and restrictions on our business in Fiscal 2021 due to COVID-19, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense decreased $65.9 million, or 5.4%, which was primarily attributable to cost discipline efforts in the current year associated with lower levels of operations and limitations, restrictions and closures of Resort operations resulting from COVID-19. Additionally, operating expense includes $1.0 million and $13.6 million of acquisition and integration related expenses for Fiscal 2021 and Fiscal 2020, respectively.

Labor and labor-related benefits decreased 4.4%, primarily due to cost discipline efforts in the current year associated with limitations, restrictions and closures of our Resort operations as a result of COVID-19, as well as incremental tax credits of approximately $10.3 million primarily associated with COVID-19 related legislation passed in Canada, partially offset by an increase in variable compensation. Retail cost of sales decreased 20.7% compared to a decrease in retail sales of 23.5%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees decreased 7.0% primarily due to decreases in revenue on which those fees are based. General and administrative expense increased 5.8%, primarily due to a $13.2 million charge recorded during the fourth quarter of Fiscal 2021 for a contingent obligation with respect to employment-related litigation, as well as an increase in variable compensation accruals, partially offset by incremental tax credits of approximately $2.7 million primarily associated with COVID-19 related legislation passed in Canada and Australia. Other expense decreased 10.2% primarily due to decreases in variable operating expenses associated with reduced revenues, as well as a decrease in acquisition and integration related expenses of $12.6 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. Mountain equity investment income from the real estate brokerage company increased $5.0 million (296.3%) for Fiscal 2021 compared to Fiscal 2020 due to a significant increase in both the number of real estate sales and the average price of those sales.

Fiscal 2020 compared to Fiscal 2019
Mountain Reported EBITDA decreased $178.5 million, or 26.3%, primarily due to the impact of the deferral of $120.9 million of pass product revenue during Fiscal 2020 as a result of the Credit Offer to 2019/2020 North American pass product holders from the Resort Closures and the overall impacts of the COVID-19 pandemic, which resulted in significantly reduced visitation and operations at our Resorts and retail stores for the 2019/2020 North American ski season, the 2020 Australian ski season and our 2020 North American summer operations. These decreases were partially offset by the incremental operations of Peak Resorts, Falls Creek and Hotham. Mountain segment results include $13.6 million and $16.4 million of acquisition and integration related expenses for Fiscal 2020 and Fiscal 2019, respectively, which are recorded within Mountain other operating expense.

Lift revenue decreased $120.1 million, or 11.6%, primarily due to a 3.4% decrease in pass product revenue and an 18.8% decrease in non-pass revenue. Pass product revenue decreased primarily as a result of the deferral of approximately $120.9 million of pass product revenue associated with the Credit Offer to 2019/2020 North American pass product holders, which would have been recognized during Fiscal 2020 and which was instead recognized primarily in the second and third quarters of Fiscal 2021, partially offset by a combination of an increase in pricing and units sold and increased pass sales to Destination guests, as well as the introduction of the Epic Day Pass. Non-pass revenue decreased primarily due to significantly reduced skier visitation as a result of the Resort Closures, partially offset by an increase in non-pass ETP (excluding Peak Resorts, Falls Creek and Hotham) of 6.2% and incremental revenue from Peak Resorts, Falls Creek and Hotham of approximately $61.4 million. Total non-pass ETP, including the impact of Peak Resorts, Falls Creek and Hotham decreased 7.3%.

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

Labor and labor-related benefits decreased 6.8%, which primarily resulted from cost actions associated with the Resort Closures, including decreased staffing, employee furloughs, salary reductions and reduced variable compensation accruals, as well as tax credits of approximately $12.0 million associated with COVID-19 related legislation passed in the U.S., Canada and Australia, partially offset by incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $50.7 million. Retail cost of sales decreased 20.5% compared to a decrease in retail sales of 20.1%. Resort related fees decreased 22.0% primarily due to decreases in revenue on which those fees are based, partially offset by incremental expenses from Peak Resorts of approximately $4.3 million. General and administrative expense increased 2.7% primarily due to incremental expenses from Peak Resorts, Falls Creek and Hotham of approximately $18.9 million, partially offset by a decrease in allocated corporate overhead costs, a decrease in variable compensation accruals primarily as a result of the Resort Closures and tax credits of approximately $3.3 million associated with COVID-19 related legislation passed in the U.S., Canada and Australia. Other expense increased 2.1% primarily due to incremental operating expenses from Peak Resorts, Falls Creek and Hotham of approximately $42.2 million, partially offset by decreases in variable operating expenses associated with the Resort Closures, as well as a decrease in acquisition and integration related expenses.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture.

Lodging Segment
Lodging segment operating results for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are presented by category as follows (in thousands, except ADR and RevPAR):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2021	2020	2019	2021/2020	2020/2019
Lodging net revenue:
Owned hotel rooms	$47,509	$44,992	$64,826	5.6%	(30.6)%
Managed condominium rooms	72,217	76,480	86,236	(5.6)%	(11.3)%
Dining	19,068	38,252	53,730	(50.2)%	(28.8)%
Transportation	9,271	15,796	21,275	(41.3)%	(25.8)%
Golf	20,437	17,412	19,648	17.4%	(11.4)%
Other	43,007	44,933	54,617	(4.3)%	(17.7)%
Lodging net revenue (excluding payroll cost reimbursements)	211,509	237,865	300,332	(11.1)%	(20.8)%
Payroll cost reimbursements	6,553	10,549	14,330	(37.9)%	(26.4)%
Total Lodging net revenue	218,062	248,414	314,662	(12.2)%	(21.1)%
Lodging operating expense:
Labor and labor-related benefits	101,582	114,279	135,940	(11.1)%	(15.9)%
General and administrative	43,714	39,283	41,256	11.3%	(4.8)%
Other	71,946	81,034	95,036	(11.2)%	(14.7)%
Lodging operating expense (excluding reimbursed payroll costs)	217,242	234,596	272,232	(7.4)%	(13.8)%
Reimbursed payroll costs	6,553	10,549	14,330	(37.9)%	(26.4)%
Total Lodging operating expense	223,795	245,145	286,562	(8.7)%	(14.5)%
Lodging Reported EBITDA	$(5,733)	$3,269	$28,100	(275.4)%	(88.4)%

Owned hotel statistics (1)
ADR	$264.83	$266.43	$256.50	(0.6)%	3.9%
RevPar	$122.45	$122.34	$175.45	0.1%	(30.3)%
Managed condominium statistics (1)
ADR	$349.08	$328.98	$324.34	6.1%	1.4%
RevPar	$77.74	$83.10	$107.67	(6.5)%	(22.8)%
Owned hotel and managed condominium statistics (combined) (1)
ADR	$322.15	$310.76	$300.47	3.7%	3.4%
RevPar	$85.99	$90.37	$121.81	(4.8)%	(25.8)%
(1) RevPAR for Fiscal 2021 and Fiscal 2020 declined from Fiscal 2019 primarily due to limitations and restrictions on our North American operations resulting from COVID-19, as well as the impact of the Resort Closures.
Lodging Reported EBITDA includes $3.8 million, $3.4 million and $3.2 million of stock-based compensation expense for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Fiscal 2021 compared to Fiscal 2020
Lodging Reported EBITDA for Fiscal 2021 decreased $9.0 million, or 275.4%, primarily as a result of limitations and restrictions on our North American operations in the current year as a result of the impacts of COVID-19, which resulted in reduced occupancy and capacity-related restrictions at our lodging properties compared to the prior year.
Revenue from managed condominium rooms, dining, transportation, and other revenue each decreased primarily as a result of the impacts of COVID-19. These decreases were partially offset by increases in revenue from golf, primarily due to strong summer demand in Fiscal 2021, and owned hotel rooms, primarily as a result of increased revenue from GTLC and partially offset by decreases at our other lodging properties as a result of the impacts of COVID-19.

Operating expense (excluding reimbursed payroll costs) decreased 7.4%. Labor and labor related benefits decreased 11.1% primarily due to decreased staffing associated with COVID-19. General and administrative expense increased 11.3% due to an increase in allocated corporate overhead costs across all functions, including variable compensation accruals, primarily as a result of lower costs in the prior year associated with the Resort Closures. Other expense decreased 11.2% related to lower variable expenses associated with reduced revenue as a result of COVID-19.

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

Real Estate segment operating results for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2021	2020	2019	2021/2020	2020/2019
Total Real Estate net revenue	$1,770	$4,847	$712	(63.5)%	580.8%
Real Estate operating expense:
Cost of sales (including sales commissions)	1,294	3,932	13	(67.1)%	30,146.2%
Other	5,382	5,250	5,596	2.5%	(6.2)%
Total Real Estate operating expense	6,676	9,182	5,609	(27.3)%	63.7%
Gain on sale of real property	324	207	580	56.5%	(64.3)%
Real Estate Reported EBITDA	$(4,582)	$(4,128)	$(4,317)	(11.0)%	4.4%

Fiscal 2021
We did not close on any significant real estate transactions during Fiscal 2021. Other operating expense of $5.4 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

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

Other operating expense of $5.6 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs. Real Estate Reported EBITDA also included a gain on sale of real property of $0.6 million for the sale of land parcels.

Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year ended July 31,			Percentage Increase/(Decrease)
	2021	2020	2019	2021/2020	2020/2019
Depreciation and amortization	$(252,585)	$(249,572)	$(218,117)	1.2%	14.4%
Asset impairments	$—	$(28,372)	$—	(100.0)%	nm
Change in fair value of contingent consideration	$(14,402)	$2,964	$(5,367)	(585.9)%	155.2%
Interest expense, net	$(151,399)	$(106,721)	$(79,496)	41.9%	34.2%
Foreign currency gain (loss) on intercompany loans	$8,282	$(3,230)	$(2,854)	356.4%	(13.2)%
Provision for income taxes	$(726)	$(7,378)	$(75,472)	(90.2)%	(90.2)%
Effective tax rate	(0.6)%	(6.3)%	(18.9)%	(5.7 pts)	(12.6 pts)
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2021 and Fiscal 2020 increased over Fiscal 2019 primarily due to assets acquired in the Peak Resorts acquisition (incremental impact of $24.3 million in Fiscal 2020 relative to Fiscal 2019), as well as discretionary capital projects completed at our resorts in each fiscal year.
Asset impairments. We recorded an asset impairment of approximately $28.4 million during Fiscal 2020 as a result of the effects of COVID-19 on our Colorado resort ground transportation company, with corresponding reductions to goodwill, net of $25.7 million and intangible assets, net and property, plant and equipment, net of $2.7 million. See Notes to the Consolidated Financial Statements for additional information.

Change in fair value of contingent consideration. We recorded a loss of $14.4 million during Fiscal 2021 primarily related to improved performance compared to estimated results for Park City in Fiscal 2021, resulting in an increase in the expected payment for the year, as well as accretion resulting from the passage of time. We recorded a gain of $3.0 million during Fiscal 2020 primarily related to a decrease in the estimated Contingent Consideration payments for Fiscal 2020 and Fiscal 2021 as a result of a decrease in expected results due to the anticipated impacts of COVID-19. We recorded a loss of $5.4 million during Fiscal 2019 primarily related to the estimated Contingent Consideration payment for Fiscal 2019. The estimated fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined, and was $29.6 million and $17.8 million as of July 31, 2021 and 2020, respectively.
Interest expense, net. Interest expense, net for Fiscal 2021 increased compared to Fiscal 2020 primarily due to borrowings under our 6.25% unsecured bond offering, which was completed on May 4, 2020 (the “6.25% Notes”) and generated approximately $28.3 million of incremental interest expense in Fiscal 2021, and $12.5 million of non-cash interest expense associated with amortization of the debt discount for the 0.0% Convertible Notes, which were issued in December 2020. Interest expense, net for Fiscal 2020 increased compared to Fiscal 2019 primarily due to debt obligations assumed in the Peak Resorts acquisition; borrowings under our 6.25% unsecured bond offering which was completed on May 4, 2020; incremental term loan borrowings under the Vail Holdings Credit Agreement of $335.6 million, which were used to fund the Peak Resorts acquisition in September 2019; and incremental borrowings under the revolver components of our Vail Holdings Credit Agreement and Whistler Credit Agreement, which were almost entirely drawn on during Fiscal 2020 as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic and were subsequently paid down, partially offset by a decrease in variable interest rates.
Foreign currency gain (loss) on intercompany loans. Foreign currency gain (loss) on intercompany loans for Fiscal 2021 increased as compared to Fiscal 2020 and decreased for Fiscal 2020 as compared to Fiscal 2019 as a result of the Canadian dollar fluctuating relative to the U.S. dollar, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan, which had an outstanding balance of approximately $97.2 million as of July 31, 2021, requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Provision for income taxes. The effective tax rate was (0.6)%, (6.3)% and (18.9)% in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. The decrease in the effective tax rate provision during Fiscal 2021 compared to Fiscal 2020 was primarily driven by an increase in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards). The decrease in the effective tax rate during Fiscal 2020 compared to Fiscal 2019 was primarily due to lower full year pre-tax net income, as well as a one-time, provisional $3.8 million benefit related to the net operating loss carryback provision of the Coronavirus Aid, Relief, and Economic Security Act, partially offset by a decrease in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards).
Reconciliation of Segment Earnings
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2021, Fiscal 2020 and Fiscal 2019 (in thousands):

	Year ended July 31,
	2021	2020	2019
Net income attributable to Vail Resorts, Inc.	$127,850	$98,833	$301,163
Net (loss) income attributable to noncontrolling interests	(3,393)	10,222	22,330
Net income	124,457	109,055	323,493
Provision for income taxes	726	7,378	75,472
Income before provision for income taxes	125,183	116,433	398,965
Depreciation and amortization	252,585	249,572	218,117
Asset impairments	—	28,372	—
Loss (gain) on disposal of fixed assets and other, net	5,373	(838)	664
Change in fair value of contingent consideration	14,402	(2,964)	5,367
Investment income and other, net	(586)	(1,305)	(3,086)
Foreign currency (gain) loss on intercompany loans	(8,282)	3,230	2,854
Interest expense, net	151,399	106,721	79,496
Total Reported EBITDA	$540,074	$499,221	$702,377

Mountain Reported EBITDA	$550,389	$500,080	$678,594
Lodging Reported EBITDA	(5,733)	3,269	28,100
Resort Reported EBITDA	544,656	503,349	706,694
Real Estate Reported EBITDA	(4,582)	(4,128)	(4,317)
Total Reported EBITDA	$540,074	$499,221	$702,377
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	Year ended July 31,
	2021	2020
Long-term debt, net	$2,736,175	$2,387,122
Long-term debt due within one year	114,117	63,677
Total debt	2,850,292	2,450,799
Less: cash and cash equivalents	1,243,962	390,980
Net Debt	$1,606,330	$2,059,819

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are presented by categories as follows (in thousands):

	Year ended July 31,
	2021	2020	2019
Net cash provided by operating activities	$525,250	$394,950	$634,231
Net cash used in investing activities	$(103,329)	$(492,739)	$(596,034)
Net cash provided by (used in) financing activities	$434,662	$376,233	$(99,558)
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-end as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations, although our available cash balances as of July 31, 2021 and 2020 were higher than our historical July 31 balance as a result of the various debt offerings we completed in Fiscal 2021 and Fiscal 2020, and our suspension of dividend payments.
Fiscal 2021 compared to Fiscal 2020
We generated $525.3 million of cash from operating activities during Fiscal 2021, an increase of $130.3 million when compared to $395.0 million of cash generated during Fiscal 2020. The increase in operating cash flows was primarily a result of (i) an increase in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) primarily due to an increase in accrued trade payables, salaries and wages in the current year due to a return to more normal operations, as compared to significantly lower accruals in the prior year due to the Resort Closures; (ii) an increase in pass product sales and collections as compared to the prior year, primarily as a result of the impacts of COVID-19, including the extended pass product sales deadline in the prior year and the impact of the Credit Offer; and (iii) a decrease in inventories (excluding inventories assumed through acquisitions) as of July 31, 2021 as compared to the beginning of the fiscal year relative to an increase in the prior year period. These increases were partially offset by an increase in cash interest payments of $37.3 million in Fiscal 2021 as compared to the prior year, primarily due to incremental cash interest payments on the 6.25% Notes issued in May 2020, for which the first interest payments were made during Fiscal 2021.
Cash used in investing activities for Fiscal 2021 decreased by $389.4 million, primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during Fiscal 2020. Additionally, capital expenditures decreased by $57.2 million primarily as a result of the deferral of a significant amount of discretionary capital projects related to the Company’s decision during the outbreak of COVID-19 to prioritize near-term liquidity.
Cash provided by financing activities increased by $58.4 million during Fiscal 2021 compared to Fiscal 2020, primarily due to (i) proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during the Fiscal 2021; (ii) a decrease in dividends paid of $212.7 million; (iii) a decrease in net payments of $208.0 million under the revolver component of our Vail Holdings Credit Agreement; and (iv) a decrease in repurchases of common stock of $46.4 million. These increases were partially offset by (i) proceeds of $600.0 million related to the issuance of our 6.25% Notes during Fiscal 2020; (ii) proceeds of $335.6 million from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement during Fiscal 2020, which were used to fund the Peak Resorts acquisition; (iii) an increase in net payments under the revolver component of our Whistler Credit Agreement of $23.5 million; and (iv) an increase in employee taxes paid for equity award exercises of $19.6 million.
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
Cash provided by financing activities increased by $475.8 million during Fiscal 2020 compared to Fiscal 2019, primarily due to (i) the $600.0 million issuance of the 6.25% Notes in Fiscal 2020; (ii) an increase in proceeds from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement from $265.5 million during Fiscal 2019, which were used to fund the Triple Peaks and Stevens Pass acquisitions, to $335.6 million during Fiscal 2020, which were used to fund the Peak Resorts acquisition; (iii) an increase in net borrowings under the revolver component of our Whistler Credit Agreement of $24.1 million, primarily relating to funds which were drawn as a precautionary measure in order to increase our cash position and financial flexibility in light of the financial market conditions resulting from the COVID-19 pandemic; (iv) a decrease in repurchases of common stock of $38.6 million; and (v) a decrease in dividend payments of $47.8 million associated with the Company’s decision to prioritize near-term liquidity. These increases in cash provided by financing activities were partially offset by (i) an increase in net payments on borrowings under the revolver component of our Vail Holdings Credit Agreement of $286.0 million; (ii) an increase in financing cost payments of $8.8 million, primarily associated with the issuance of the 6.25% Notes; and (iii) a payment for contingent consideration with regard to our lease for Park City.
Significant Sources of Cash
We had $1,244.0 million of cash and cash equivalents as of July 31, 2021, compared to $391.0 million as of July 31, 2020. Although we cannot predict the future impact associated with the COVID-19 pandemic on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).
In addition to our $1,244.0 million of cash and cash equivalents at July 31, 2021, we had $417.7 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2021 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.3 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$243.1 million ($194.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($240.5 million) less outstanding borrowings of C$56.0 million ($44.9 million) and a letter of credit outstanding of C$0.9 million ($0.7 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at LIBOR plus 2.5% and Bankers Acceptance Rate plus 2.0%, respectively.
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

We currently anticipate we will spend approximately $115 million to $120 million on resort capital expenditures during calendar year 2021, excluding one-time items associated with integrations of $5 million and $12 million of reimbursable investments, as well as real estate related capital. Including these one-time items, we expect that our total capital plan will be approximately $135 million to $140 million. Included in these estimated capital expenditures are approximately $75 million to $80 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures expected for calendar year 2021 include, among other projects, several investments which were previously deferred from calendar year 2020 as a result of COVID-19, including the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek; a new four-person high speed lift to serve Peak 7 at Breckenridge; replacing the Peru lift at Keystone with a six-person high speed chairlift; replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and an upgrade of the four-person Quantum lift at Okemo with a six-person high speed chairlift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip chairlift. We will also continue to invest in company-wide technology enhancements to support our data driven approach, guest experience and corporate infrastructure which improve our scalability and efficiency as we work to optimize our processes, business analytics and cost discipline across the network, as well as upgrades to the infrastructure of our guest contact centers. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Approximately $48 million was spent for capital expenditures in calendar year 2021 as of July 31, 2021, leaving approximately $87 million to $92 million to spend in the remainder of calendar year 2021.
Debt
As of July 31, 2021, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.9 billion debt outstanding as of July 31, 2021) are not due until fiscal year 2025 and beyond. As of July 31, 2021 and 2020, total long-term debt, net (including long-term debt due within one year) was $2,850.3 million and $2,450.8 million, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $2,059.8 million as of July 31, 2020 to $1,606.3 million as of July 31, 2021, primarily as a result of cash provided by operating activities, as discussed above. See Notes to the Consolidated Financial Statements for additional information.
On December 18, 2020, we entered into the Fourth Amendment to the Vail Holdings Credit Agreement. Pursuant to the Fourth Amendment, among other terms, we are exempt from complying with the Vail Holdings Credit Agreement’s maximum leverage ratio, maximum senior secured leverage ratio and minimum interest coverage ratio financial maintenance covenants for each of the fiscal quarters ending through January 31, 2022 (unless we make a one-time irrevocable election to terminate such exemption period prior to such date), after which we will again be required to comply with such covenants starting with the fiscal quarter ending April 30, 2022 (or such earlier fiscal quarter as elected by us). After the expiration of the Financial Covenants Temporary Waiver Period:
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
As of July 31, 2021, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $0.8 billion of net variable-rate debt outstanding as of July 31, 2021, after consideration of $400.0 million in interest rate swaps which convert variable-rate debt to fixed-rate debt. A 100-basis point change in LIBOR would cause our annual interest payments on our net variable-rate debt to change by approximately $8.4 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment, including the COVID-19 pandemic, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 6, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During Fiscal 2021, we did not repurchase any Vail Shares. Since the inception of this stock repurchase program through July 31, 2021, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of July 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Pursuant to the Third Amendment and as discussed above, we are prohibited from repurchasing shares of common stock during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company’s share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Dividend Payments
We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend in response to the COVID-19 pandemic. Additionally, pursuant to the Fourth Amendment, we are prohibited from paying any dividends during the Financial Covenants Temporary Waiver Period unless (x) no default or potential default exists under the Vail Holdings Credit Agreement and (y) the Company has liquidity (as defined above) of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by the Company during the Financial Covenants Temporary Waiver Period may not exceed $38.2 million in any fiscal quarter. During Fiscal 2021, we did not pay cash dividends. On September 22, 2021, our Board of Directors approved a cash dividend of $0.88 per share payable on October 22, 2021 to stockholders of record as of October 5, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 22, 2021 to the shareholders of record as of October 5, 2021. We expect to fund the dividend with available cash on hand and will do so pursuant to the restrictions under the Financial Covenants Temporary Waiver Period. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio, Secured Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

Pursuant to the Fourth Amendment and as discussed above in further detail, we are exempt from complying with the restrictive financial covenants of the Vail Holdings Credit Agreement during the Financial Covenants Temporary Waiver Period, but are required to comply with a monthly minimum liquidity test during such period (as discussed above).
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2021. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2022; however, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Contractual Obligations
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $2.9 billion as of July 31, 2021, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. A summary of our contractual obligations as of July 31, 2021 is presented below (in thousands):

		Payments Due by Period
		Fiscal	2-3	4-5	More than
Contractual Obligations	Total	2022	years	years	5 years
Long-Term Debt (Outstanding Principal) (1)	$2,948,514	$121,345	$127,538	$2,174,189	$525,442
Fixed Rate Interest (1)	350,352	56,388	112,873	57,790	123,301
Canyons Obligation (2)	1,543,186	30,093	62,003	64,508	1,386,582
Operating Leases and Service Contracts (3)	321,653	68,273	79,521	64,796	109,063
Purchase Obligations and Other (4)	538,284	434,269	80,903	12	23,100
Total Contractual Cash Obligations	$5,701,989	$710,368	$462,838	$2,361,295	$2,167,488
(1)    The fixed-rate interest payments (including payments that are required under interest rate swaps that we have entered into) as well as long-term debt payments, included in the table above, assume that all debt outstanding as of July 31, 2020 will be held to maturity. Interest payments associated with variable-rate debt have not been included in the table. Assuming that our approximately $0.8 billion of variable-rate long-term debt as of July 31, 2021 is held to maturity and utilizing interest rates in effect at July 31, 2021, our annual interest payments (including commitment fees and letter of credit fees) on variable rate long-term debt as of July 31, 2021 is anticipated to be approximately $23.6 million for Fiscal 2022, approximately $21.9 million for fiscal year 2023 and approximately $10.4 million for at least each of the next three years subsequent to fiscal year 2023. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2021 and do not reflect interest obligations on potential future debt.
Included in Long-Term Debt (Outstanding Principal) are $11.7 million of proceeds resulting from real estate transactions accounted for as a financing arrangements. Fiscal 2022 payments shown above include approximately $6.2 million of proceeds, which are expected to be recognized on the Company’s Statement of Operations during Fiscal 2022 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow (see Notes to Consolidated Financial Statements for additional information).
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
(4)    Purchase obligations and other primarily include amounts which are classified as trade payables ($98.3 million), accrued payroll and benefits ($101.7 million), accrued fees and assessments ($21.2 million), contingent consideration liability ($29.6 million), and accrued taxes (including taxes for uncertain tax positions) ($123.6 million) on our Consolidated Balance Sheet as of July 31, 2021; and, other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, not included on our Consolidated Balance Sheet as of July 31, 2021 in accordance with GAAP.
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
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact fair value since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which we would determine the estimated fair value of our reporting units using a discounted cash flow analysis and determine the estimated fair value of indefinite-lived intangible assets primarily using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of the useful life over which cash flows will occur (including terminal multiples), determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and impairment for each reporting unit or indefinite-lived intangible asset.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. Our testing for goodwill and indefinite-lived intangible asset impairment consists of a comparison of the estimated fair value of those assets with their net carrying values. If the net carrying value of the assets exceed their estimated fair value, an impairment will be recognized for indefinite-lived intangible assets, including goodwill, in an amount equal to that excess; otherwise, no impairment loss is recognized. During Fiscal 2021, we performed quantitative analyses of our reporting units and indefinite-lived intangible assets and determined that the estimated fair value of all material reporting units and indefinite-lived intangible assets significantly exceeded their respective carrying values.
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
While historical performance and current expectations have generally resulted in estimated fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2021, we had $1,781.0 million of goodwill and $256.6 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.
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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties ($74.8 million as of July 31, 2021), relate to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.

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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $24.0 million for Fiscal 2021.
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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessionaire properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessionaire properties summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2021, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2021, we had approximately $0.8 billion of net variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 28% of our total debt outstanding, at an average interest rate during Fiscal 2021 of approximately 2.8%. Based on variable-rate borrowings outstanding as of July 31, 2021, a 100-basis point (or 1.0%) change in LIBOR would result in our annual interest payments on our net variable-rate debt changing by $8.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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

The following table summarizes the amounts of foreign currency translation adjustments, representing gains (losses), and foreign currency gain (loss) on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2021	2020	2019
Foreign currency translation adjustments	$100,019	$(9,075)	$(34,287)
Foreign currency gain (loss) on intercompany loans	$8,282	$(3,230)	$(2,854)

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2021, 2020 and 2019

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurement of the Contingent Consideration

As described in Note 10 to the consolidated financial statements, the Company has established a liability of $29.6 million as of July 31, 2021 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed long-term growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, key assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the Contingent Consideration is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions for the future period Park City EBITDA, discount rate, and volatility; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurement of the Contingent Consideration including controls over the Company’s significant assumptions. The procedures also included, among others, testing management’s process for developing the fair value measurement and evaluating the significant assumptions used by management, related to the future period Park City EBITDA, discount rate, and volatility. Evaluating management’s assumptions related to the future period Park City EBITDA, discount rate, and volatility involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past period EBITDA performance of Park City; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 23, 2021

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,243,962	$390,980
Restricted cash	14,612	11,106
Accounts receivable, net of allowances of $7,621 and $2,484, respectively	345,408	106,664
Inventories, net of reserves of $2,601 and $4,447, respectively	80,316	101,856
Other current assets	61,288	54,482
Total current assets	1,745,586	665,088
Property, plant and equipment, net (Note 8)	2,067,876	2,192,679
Real estate held for sale or investment	95,615	96,844
Goodwill, net (Note 8)	1,781,047	1,709,020
Intangible assets, net (Note 8)	319,110	314,776
Operating right-of-use assets (Note 4)	204,716	225,744
Deferred charges and other assets	37,106	40,081
Total assets	$6,251,056	$5,244,232
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$815,472	$499,108
Income taxes payable	48,812	40,680
Long-term debt due within one year (Note 6)	114,117	63,677
Total current liabilities	978,401	603,465
Long-term debt, net (Note 6)	2,736,175	2,387,122
Operating lease liabilities (Note 4)	190,561	217,542
Other long-term liabilities	264,034	270,245
Deferred income taxes, net (Note 11)	252,817	234,191
Total liabilities	4,421,988	3,712,565
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,552 and 46,350 shares issued, respectively	466	464
Exchangeable shares, $0.01 par value, 34 and 36 shares issued and outstanding, respectively (Note 5)	—	—
Additional paid-in capital	1,196,993	1,131,624
Accumulated other comprehensive income (loss)	27,799	(56,837)
Retained earnings	773,752	645,902
Treasury stock, at cost; 6,161 and 6,161 shares, respectively (Note 16)	(404,411)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,594,599	1,316,742
Noncontrolling interests	234,469	214,925
Total stockholders’ equity	1,829,068	1,531,667
Total liabilities and stockholders’ equity	$6,251,056	$5,244,232
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2021	2020	2019
Net revenue:
Mountain and Lodging services and other	$1,650,055	$1,578,463	$1,807,930
Mountain and Lodging retail and dining	257,885	380,394	462,933
Resort net revenue	1,907,940	1,958,857	2,270,863
Real Estate	1,770	4,847	712
Total net revenue	1,909,710	1,963,704	2,271,575
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	960,453	1,019,437	1,101,670
Mountain and Lodging retail and dining cost of products sold	112,536	159,066	190,044
General and administrative	296,993	278,695	274,415
Resort operating expense	1,369,982	1,457,198	1,566,129
Real Estate	6,676	9,182	5,609
Total segment operating expense	1,376,658	1,466,380	1,571,738
Other operating (expense) income:
Depreciation and amortization	(252,585)	(249,572)	(218,117)
Gain on sale of real property	324	207	580
Asset impairments (Notes 2 & 8)	—	(28,372)	—
Change in fair value of contingent consideration (Note 10)	(14,402)	2,964	(5,367)
(Loss) gain on disposal of fixed assets and other, net	(5,373)	838	(664)
Income from operations	261,016	223,389	476,269
Interest expense, net	(151,399)	(106,721)	(79,496)
Mountain equity investment income, net	6,698	1,690	1,960
Investment income and other, net	586	1,305	3,086
Foreign currency gain (loss) on intercompany loans (Note 6)	8,282	(3,230)	(2,854)
Income before provision for income taxes	125,183	116,433	398,965
Provision for income taxes (Note 11)	(726)	(7,378)	(75,472)
Net income	124,457	109,055	323,493
Net loss (income) attributable to noncontrolling interests	3,393	(10,222)	(22,330)
Net income attributable to Vail Resorts, Inc.	$127,850	$98,833	$301,163
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$3.17	$2.45	$7.46
Diluted net income per share attributable to Vail Resorts, Inc.	$3.13	$2.42	$7.32
Cash dividends declared per share	$—	$5.28	$6.46
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2021	2020	2019
Net income	$124,457	$109,055	$323,493
Foreign currency translation adjustments	100,019	(9,075)	(34,287)
Change in estimated fair value of hedging instruments, net of tax	12,817	(22,510)	—
Comprehensive income	237,293	77,470	289,206
Comprehensive income attributable to noncontrolling interests	(24,807)	(3,744)	(17,546)
Comprehensive income attributable to Vail Resorts, Inc.	$212,486	$73,726	$271,660
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2018	$460	$1	$1,137,467	$(2,227)	$726,722	$(272,989)	$1,589,434	$222,229	$1,811,663
Comprehensive income:
Net income	—	—	—	—	301,163	—	301,163	22,330	323,493
Foreign currency translation adjustments	—	—	—	(29,503)	—	—	(29,503)	(4,784)	(34,287)
Total comprehensive income							271,660	17,546	289,206
Stock-based compensation expense (Note 17)	—	—	19,856	—	—	—	19,856	—	19,856
Cumulative effect for adoption of revenue standard	—	—	—	—	(7,517)	—	(7,517)	—	(7,517)
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	1	—	(27,240)	—	—	—	(27,239)	—	(27,239)
Repurchases of common stock (Note 16)	—	—	—	—	—	(85,000)	(85,000)	—	(85,000)
Dividends (Note 5)	—	—	—	—	(260,567)	—	(260,567)	—	(260,567)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(13,562)	(13,562)
Balance, July 31, 2019	461	1	1,130,083	(31,730)	759,801	(357,989)	1,500,627	226,213	1,726,840
Comprehensive income:
Net income	—	—	—	—	98,833	—	98,833	10,222	109,055
Foreign currency translation adjustments	—	—	—	(2,597)	—	—	(2,597)	(6,478)	(9,075)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(22,510)	—	—	(22,510)	—	(22,510)
Total comprehensive income							73,726	3,744	77,470
Stock-based compensation expense (Note 17)	—	—	21,021	—	—	—	21,021	—	21,021
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	2	—	(19,480)	—	—	—	(19,478)	—	(19,478)
Exchangeable share transfers	1	(1)	—	—	—	—	—	—	—
Repurchases of common stock (Note 16)	—	—	—	—	—	(46,422)	(46,422)	—	(46,422)
Dividends (Note 5)	—	—	—	—	(212,732)	—	(212,732)	—	(212,732)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(15,032)	(15,032)
Balance, July 31, 2020	464	—	1,131,624	(56,837)	645,902	(404,411)	1,316,742	214,925	1,531,667
Comprehensive income:
Net income (loss)	—	—	—	—	127,850	—	127,850	(3,393)	124,457
Foreign currency translation adjustments	—	—	—	71,819	—	—	71,819	28,200	100,019
Change in estimated fair value of hedging instruments, net of tax	—	—	—	12,817	—	—	12,817	—	12,817
Total comprehensive income							212,486	24,807	237,293
Equity component of 0.0% Convertible Notes, net (Note 6)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense (Note 17)	—	—	24,395	—	—	—	24,395	—	24,395
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 17)	2	—	(39,092)	—	—	—	(39,090)	—	(39,090)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,263)	(5,263)
Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$124,457	$109,055	$323,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,585	249,572	218,117
Asset impairments	—	28,372	—
Cost of real estate sales	—	3,684	—
Stock-based compensation expense	24,395	21,021	19,856
Deferred income taxes, net	(16,136)	17,435	22,419
Other non-cash expense (income), net	12,544	(10,842)	(482)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(237,188)	167,347	(35,406)
Inventories, net	22,781	(1,924)	(7,274)
Accounts payable and accrued liabilities	118,979	(82,394)	23,296
Deferred revenue	199,410	(98,003)	35,628
Income taxes payable - excess tax benefit from share award plans	(18,096)	(8,236)	(12,932)
Income taxes payable - other	29,946	(4,951)	38,773
Other assets and liabilities, net	11,573	4,814	8,743
Net cash provided by operating activities	525,250	394,950	634,231
Cash flows from investing activities:
Capital expenditures	(115,097)	(172,334)	(192,035)
Acquisition of businesses, net of cash acquired	—	(327,555)	(419,044)
Other investing activities, net	11,768	7,150	15,045
Net cash used in investing activities	(103,329)	(492,739)	(596,034)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	—	892,625	543,625
Proceeds from borrowings under Whistler Credit Agreement	27,775	209,634	26,518
Proceeds from borrowings under 0.0% Convertible Notes	575,000	—	—
Proceeds from borrowings under 6.25% Notes	—	600,000	—
Repayments of borrowings under Vail Holdings Credit Agreement	(62,500)	(811,875)	(235,625)
Repayments of borrowings under Whistler Credit Agreement	(45,657)	(204,032)	(45,060)
Employee taxes paid for share award exercises	(39,090)	(19,478)	(27,239)
Repurchases of common stock	—	(46,422)	(85,000)
Dividends paid	—	(212,732)	(260,567)
Other financing activities, net	(20,866)	(31,487)	(16,210)
Net cash provided by (used in) financing activities	434,662	376,233	(99,558)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	5,253	(5,290)
Net increase (decrease) in cash and cash equivalents	856,488	283,697	(66,651)
Cash, cash equivalents and restricted cash:
Beginning of period	$402,086	$118,389	$185,040
End of period	$1,258,574	$402,086	$118,389
Cash paid for interest	$125,667	$88,398	$70,888
Taxes paid, net	$5,011	$4,134	$27,212
Non-cash investing activities:
Accrued capital expenditures	$5,158	$15,046	$18,420
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
Property, Plant and Equipment — Property, plant and equipment is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in income from operations. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under finance leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-10
Real Estate Held for Sale or Investment — The Company capitalizes as real estate held for sale or investment the original land acquisition cost, direct construction and development costs, property taxes, interest recorded on costs related to real estate under development and other related costs. Sales and marketing expenses are charged against income in the period incurred.
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
For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The quantitative test for impairment consists of a comparison of the estimated fair value of the assets with their net carrying values. If the net carrying amount of the assets exceed its estimated fair value, an impairment will be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed the estimated fair value, no impairment loss is recognized.
The Company determined that there were no impairments of goodwill or definite and indefinite-lived assets for the years ended July 31, 2021 and 2019. As a result of COVID-19 and the impact it has had on the Company’s operations during the year ended July 31, 2020, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. As further discussed in Note 8, Supplementary Balance Sheet Information, the Company recognized an impairment of approximately $28.4 million related to its Colorado resort ground transportation company during the year ended July 31, 2020, which was recorded within asset impairments on the Company’s Consolidated Statement of Operations, with a corresponding reduction to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. See Note 8, Supplementary Balance Sheet Information, for additional information. The Company determined that there were no other impairments of goodwill or definite and indefinite-lived assets for the year ended July 31, 2020.
Long-lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2021 and 2019. As discussed above, the Company recorded an impairment to long-lived assets related to its Colorado resort ground transportation company during the year ended July 31, 2020. The Company determined that there were no other impairments of long-lived assets for the year ended July 31, 2020.
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
Foreign Currency Translation — The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within foreign currency gain (loss) on intercompany loans on the Company’s Consolidated Statements of Operations.

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
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2021, 2020 and 2019 was $38.6 million, $41.6 million and $44.6 million, respectively, and was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
Income Taxes — Income tax expense includes U.S. tax (federal and state) and foreign income taxes. The Company’s provision for income taxes is based on pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carrybacks or carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense. See Note 11, Income Taxes, for more information.
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable and accrued liabilities and the EB-5 Development Notes (as defined in Note 6, Long-Term Debt) approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 6, Long-Term Debt) has been estimated using an analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of July 31, 2021 are presented below (in thousands):

	July 31, 2021
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$638,730
0.0% Convertible Notes	$477,755	$580,583
EPR Secured Notes	$135,711	$206,025

Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 17, Stock Compensation Plan, for more information), less the amount of forfeited awards which are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2021, 2020 and 2019 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2021	2020	2019
Mountain stock-based compensation expense	$20,311	$17,410	$16,474
Lodging stock-based compensation expense	3,783	3,399	3,219
Real Estate stock-based compensation expense	301	212	163
Pre-tax stock-based compensation expense	24,395	21,021	19,856
Less: benefit from income taxes	5,871	5,027	4,589
Net stock-based compensation expense	$18,524	$15,994	$15,267
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in low risk accounts with high-quality credit institutions. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). As of July 31, 2021, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income, and such change was recorded as a gain (loss) of $12.8 million and ($22.5) million during the years ended July 31, 2021 and 2020, respectively. Such amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the year ended July 31, 2021 $5.4 million was reclassified into interest expense, net from other comprehensive income. As of July 31, 2021, the estimated fair value of the Interest Rate Swaps was a liability of approximately $12.9 million and was recorded within other long-term liabilities on the Company’s Consolidated Balance Sheet, and the impact of the underlying cash flows associated with the Interest Rate Swaps are recorded within interest expense, net on the Company’s Consolidated Statements of Operations. See Note 10, Fair Value Measurements, for more information.
Leases — The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there is one or more assets identified and the right to control the use of any identified asset is conveyed to the Company for a period of time in exchange for consideration. Control over the use of an identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Generally, the Company classifies a lease as a finance lease if the terms of the agreement effectively transfer control of the underlying asset; otherwise, it is classified as an operating lease. For contracts that contain lease and non-lease components, the Company accounts for these components separately. For leases with terms greater than twelve months, the associated lease right-of-use (“ROU”) assets and lease liabilities are recognized at the estimated present value of future lease payments over the lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, the Company uses an estimated incremental borrowing rate to discount the future minimum lease payments. For leases containing fixed rental escalation clauses, the escalators are factored into the determination of future minimum lease payments. The Company includes options to extend a lease when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 4, Leases, for more information. The Company adopted Accounting Standards Update (“ASU”) No. 2016-02 on August 1, 2019, which required lessees to recognize the assets and liabilities arising from all leases on the balance sheet, using the modified retrospective transition method as provided by the standard. Accordingly, reporting periods beginning on August 1, 2019 are presented under the new standard, while prior periods were not adjusted and continue to be reported in accordance with the previously applicable accounting guidance.
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
Recently Issued Accounting Standards
Standards Being Evaluated
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Financial Statements, but does not expect it will have a material effect.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options” by reducing the number of accounting separation models for convertible instruments, amending the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives, and requiring entities to use the if-converted method for all convertible instruments in the diluted earnings per share (“EPS”) calculation. This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2022). This standard allows for a modified retrospective or fully retrospective method of transition. The Company will adopt ASU 2020-06 on August 1, 2022 and expects to use the modified retrospective method, and therefore financial information for periods before August 1, 2022 will remain unchanged. As a result of the adoption of ASU 2020-06, the Company expects that it will reclassify the equity component of its 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt) to long-term debt, net, and it will no longer record interest expense related to the amortization of the debt discount.
3.     Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:

•Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and pass products; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing and internet advertising revenue, municipal services and lodging and transportation operations at the Company’s Australian ski areas. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of pass products. Deferred revenue is generally recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. Transfer of control is based on an estimated number of pass product holder visits relative to total expected visits. Total expected visits are estimated based on historical data, and the Company believes this estimate provides a faithful depiction of its customers’ pass product usage. When sufficient historical data to determine usage patterns is not available, such as in the case of new product offerings, deferred revenue is recognized on a straight-line basis throughout the ski season until sufficient historical usage patterns are available. The Company also includes other sources of revenue, primarily related to commercial leasing and employee housing leasing arrangements, within other mountain revenue.

•Lodging revenue is derived from a wide variety of sources, including, among other things: revenue from owned hotel rooms and managed hotel rooms; revenue from hotel dining operations; transportation revenue which relates to the Company’s Colorado resort ground transportation operations; and other lodging revenue which includes property management services, managed properties other costs reimbursements, private golf club revenue (which includes both club dues and amortization of initiation fees), and golf course fees. Lodging revenue also includes managed hotel property payroll cost reimbursements related to payroll costs at managed properties where the Company is the employer, which are reimbursed by the owner with no added margin. Therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. Other than revenue from dining operations, lodging revenue is mostly recognized over time as performance obligations are satisfied as control of the service (e.g. nightly hotel room access) is transferred to the customer.

•Real estate revenue primarily relates to the sale of development land parcels. Real estate revenue is generally recognized at a point in time when performance obligations have been satisfied, which is usually upon closing of the sales transaction and in an amount that reflects the consideration to which the Company expects to be entitled.
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
As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores early during the 2019/2020 North American ski season, beginning on March 15, 2020. Subsequently, the Company announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer discounts ranged from a minimum of 20% to a maximum of 80% for season pass holders, depending on the number of days the pass holder used their pass product during the 2019/2020 season and a credit, with no minimum, but up to 80% for multi-day pass products, such as the Epic Day Pass, based on total unused days. The Credit Offer was considered a contract modification which constituted an option to purchase an additional pass product for 2019/2020 North American ski season guests and, as such, represented a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million. As a result, the Company deferred $120.9 million of pass product revenue, which would have otherwise been recognized as lift revenue during the year ended July 31, 2020. The Credit Offer expired on September 17, 2020 and the Company recorded $15.4 million as lift revenue during the three months ended October 31, 2020, which was the amount of Credit Offer discounts which were not redeemed. The remaining deferred revenue associated with the Credit Offer was recognized as lift revenue primarily during the 2020/2021 North American ski season, as the performance obligations were satisfied.
In April 2020, the Company announced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage offers refunds to pass product holders if certain qualifying personal or resort closure events occur before or during the ski season. The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considers (i) historical claims data for personal events, (ii) provincial, state, county and local COVID-19 regulations and public health orders, (iii) the ability for the Company’s pass holders to make reservations on their preferred days (for only the 2020/2021 North American ski season, during which the Company utilized a reservation system) and (iv) the Company’s operating plans for its resorts. The Company believes the estimates of refunds are reasonable; however, actual results could vary materially from such estimates, and such estimates will be remeasured at each reporting date.
Additionally, for the 2020/2021 North American ski season, the Company introduced Epic Mountain Rewards, a program which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at the Company’s North American owned and operated Resorts. Epic Mountain Rewards constitutes an option to our guests to purchase additional products and services from us at a discount and as a result, the Company allocates a portion of the pass product transaction price to these other lines of business.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2021, 2020 and 2019 (in thousands):

	Year ended July 31,
	2021	2020	2019
Mountain net revenue:
Lift	$1,076,578	$913,091	$1,033,234
Ski School	144,227	189,131	215,060
Dining	90,329	160,763	181,837
Retail/Rental	227,993	270,299	320,267
Other	150,751	177,159	205,803
Total Mountain net revenue	$1,689,878	$1,710,443	$1,956,201
Lodging net revenue:
Owned hotel rooms	$47,509	$44,992	$64,826
Managed condominium rooms	72,217	76,480	86,236
Dining	19,068	38,252	53,730
Transportation	9,271	15,796	21,275
Golf	20,437	17,412	19,648
Other	43,007	44,933	54,617
	211,509	237,865	300,332
Payroll cost reimbursements	6,553	10,549	14,330
Total Lodging net revenue	$218,062	$248,414	$314,662
Total Resort net revenue	$1,907,940	$1,958,857	$2,270,863
Total Real Estate net revenue	1,770	4,847	712
Total net revenue	$1,909,710	$1,963,704	$2,271,575
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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $456.5 million and $256.4 million as of July 31, 2021 and 2020, respectively, and the increase was primarily due to an increase in pass product sales for the 2021/2022 North American ski season as compared to the prior year from the beginning of the selling season through each respective fiscal year-end, due largely to the lack of any spring sales deadlines in fiscal year 2020 as a result of COVID-19. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $121.0 million and $121.9 million as of July 31, 2021 and 2020, respectively. For the year ended July 31, 2021, the Company recognized approximately $232.8 million of revenue that was included in the deferred revenue balance as of July 31, 2020. As of July 31, 2021, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $345.4 million and $106.7 million as of July 31, 2021 and 2020, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.
Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company records these amounts as assets when they are paid prior to the start of the ski season. As of July 31, 2021, $3.1 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of season ski pass revenue. The Company recorded amortization of $17.8 million, $11.0 million and $10.6 million for these costs during the years ended July 31, 2021, 2020 and 2019, respectively, which were recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
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
4.     Leases
The Company’s operating leases consist primarily of commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to 60 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s Consolidated Statements of Operations in the same line item as the expense arising from the respective fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately. Future lease payments that are contingent and non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.
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

The components of lease expense for the years ended July 31, 2021 and 2020 were as follows (in thousands):

	Year ended July 31,
	2021	2020
Finance leases:
Amortization of the finance ROU assets	$9,753	$9,753
Interest on lease liabilities	$34,612	$34,035
Operating leases:
Operating lease expense	$43,418	$43,303
Short-term lease expense (1)	$13,638	$13,943
Variable lease expense	$1,660	$1,583
(1) Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Balance Sheets.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2021 and 2020 (in thousands):

	Year ended July 31,
	2021	2020
Cash flow supplemental information:
Operating cash outflows for operating leases	$56,942	$55,344
Operating cash outflows for finance leases	$31,429	$29,311
Financing cash outflows for finance leases	$—	$5,387
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$12,615	$18,013
Weighted-average remaining lease terms and discount rates are as follows:

	July 31, 2021	July 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	10.2	10.6
Finance leases	41.9	42.9
Weighted-average discount rate
Operating leases	4.5%	4.5%
Finance leases	10.0%	10.0%

Future fixed lease payments for operating and finance leases as of July 31, 2021 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$47,036	$29,394
2023	40,994	29,982
2024	36,452	30,582
2025	33,924	31,193
2026	30,362	31,817
Thereafter	109,063	1,742,038
Total future minimum lease payments	297,831	1,895,006
Less amount representing interest	(72,249)	(1,543,186)
Total lease liabilities	$225,582	$351,820
The current portion of operating lease liabilities of approximately $34.7 million and $36.6 million as of July 31, 2021 and 2020, respectively, are recorded within accounts payables and accrued liabilities in the Consolidated Balance Sheet. Finance lease liabilities are recorded within long-term debt, net in the Consolidated Balance Sheets.
The Canyons finance lease obligation represents the only material finance lease entered into by the Company and was $351.8 million and $346.0 million as of July 31, 2021 and 2020, respectively, which represents the estimated annual fixed lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2021 and 2020, respectively, the Company has recorded $108.0 million and $117.8 million of finance lease ROU assets in connection with the Canyons lease, net of $75.5 million and $65.8 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
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

Presented below is basic and diluted EPS for the years ended July 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended July 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$127,850	$127,850	$98,833	$98,833	$301,163	$301,163
Weighted-average shares outstanding	40,266	40,266	40,227	40,227	40,292	40,292
Weighted-average Exchangeco shares outstanding	35	35	46	46	57	57
Total Weighted-average shares outstanding	40,301	40,301	40,273	40,273	40,349	40,349
Effect of dilutive securities	—	527	—	565	—	809
Total shares	40,301	40,828	40,273	40,838	40,349	41,158
Net income per share attributable to Vail Resorts, Inc.	$3.17	$3.13	$2.45	$2.42	$7.46	$7.32
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 2,000, 2,000 and 4,000 for the years ended July 31, 2021, 2020 and 2019, respectively.
On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price of $407.17 per share of common stock, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. The par value of the 0.0% Convertible Notes is required to be settled in cash and therefore would not impact diluted EPS. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the year ended July 31, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
The Company did not pay cash dividends during the year ended July 31, 2021. During the years ended July 31, 2020 and 2019, the Company paid cash dividends of $5.28 per share ($212.7 million in the aggregate) and $6.46 per share ($260.6 million in the aggregate), respectively. On September 22, 2021 the Company’s Board of Directors approved a cash dividend of $0.88 per share payable on October 22, 2021 to stockholders of record as of October 5, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on October 22, 2021 to the shareholders of record on October 5, 2021.

6.    Long-Term Debt
Long-term debt as of July 31, 2021 and 2020 is summarized as follows (in thousands):

	Maturity	July 31, 2021	July 31, 2020
Vail Holdings Credit Agreement revolver (a)	2024	$—	$—
Vail Holdings Credit Agreement term loan (a)	2024	1,140,625	1,203,125
6.25% Notes (b)	2025	600,000	600,000
0.0% Convertible Notes (c)	2026	575,000	—
Whistler Credit Agreement revolver (d)	2024	44,891	58,236
EPR Secured Notes (e)	2034-2036	114,162	114,162
EB-5 Development Notes (f)	2021	51,500	51,500
Employee housing bonds (g)	2027-2039	52,575	52,575
Canyons obligation (h)	2063	351,820	346,034
Other (i)	2021-2033	17,941	18,616
Total debt		2,948,514	2,444,248
Less: Unamortized premiums, discounts and debt issuance costs (j)		98,222	(6,551)
Less: Current maturities (k)		114,117	63,677
Long-term debt, net		$2,736,175	$2,387,122
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
•incurring indebtedness secured by the collateral under the Vail Holdings Credit Agreement in an amount in excess of $1.75 billion; and
•making certain non-ordinary course investments in similar businesses, joint ventures and unrestricted subsidiaries unless the Company has liquidity (as defined below) of at least $300.0 million;
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
During the Financial Covenants Temporary Waiver Period, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% and, for amounts in excess of $400.0 million, LIBOR is subject to a floor of 0.25% (which decreased from the floor of 0.75% that was in effect prior to the Fourth Amendment).
As of July 31, 2021, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.1 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit, subject to the Financial Covenants Temporary Waiver Period limitations. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of July 31, 2021 (2.59% for the first $400.0 million of borrowings, and for amounts in excess of $400.0 million for which LIBOR is subject to a floor of 0.25% during the Financial Covenants Temporary Waiver Period, 2.75%). Other than as impacted by the provisions in place during the Financial Covenants Temporary Waiver Period, interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four- quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of July 31, 2021). During the year ended July 31, 2020, the Company entered into various interest rate swap agreements to hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement for the remaining term of the agreement at an effective rate of 1.46%.
(b)On May 4, 2020, the Company completed its offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “6.25% Notes”), and a portion of the net proceeds were utilized to pay down the outstanding balance of the revolver component of its Vail Holdings Credit Agreement in its entirety (which will continue to be available to the Company to borrow including throughout the Financial Covenants Temporary Waiver Period) and to pay the fees and expenses associated with the offering, with the remaining net proceeds intended to be used for general corporate purposes.
The Company pays interest on the 6.25% Notes on May 15 and November 15 of each year, which commenced on November 15, 2020. The 6.25% Notes will mature on May 15, 2025. The 6.25% Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an indenture dated as of May 4, 2020 (the “6.25% Indenture”) plus accrued and unpaid interest. Prior to May 15, 2022, the Company may redeem some or all of the 6.25% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 6.25% Indenture. In addition, prior to May 15, 2022, the Company may redeem up to 35% of the aggregate principal amount of the 6.25% Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.25% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 6.25% Notes are senior unsecured obligations of the Company, are guaranteed by certain of the Company’s domestic subsidiaries, and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 6.25% Indenture).
The 6.25% Indenture requires that, upon the occurrence of a Change of Control (as defined in the 6.25% Indenture), the Company shall offer to purchase all of the outstanding 6.25% Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the 6.25% Notes, plus accrued and unpaid interest. If the Company or certain of its subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such assets sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the 6.25% Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.
The 6.25% Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 6.25% Indenture). The 6.25% Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the 6.25% Notes so long as the 6.25% Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 6.25% Indenture. The 6.25% Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 6.25% Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the 6.25% Notes issued pursuant to the 6.25% Indenture.
(c)On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 in a private placement conducted pursuant to Rule 144A of the Securities Act of 1933, as amended (the “0.0% Convertible Notes”). The 0.0% Convertible Notes were issued under an indenture dated December 18, 2020 (the “Convertible Indenture”) between the Company and U.S. Bank National Association, as Trustee. The 0.0% Convertible Notes do not bear regular interest and the principal amount does not accrete. The 0.0% Convertible Notes mature on January 1, 2026, unless earlier repurchased, redeemed or converted.
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
The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents an initial conversion price of approximately $407.17 per share (the “Conversion Price”), and is subject to adjustment upon the occurrence of certain specified events as described in the Convertible Indenture. The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.
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
•upon the occurrence of certain corporate events or distributions on our common stock, as described in the Convertible Indenture;
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
In addition, upon the occurrence of a fundamental change (as defined in the Convertible Indenture), holders of the 0.0% Convertible Notes may require the Company to repurchase all or a portion of their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus any accrued and unpaid special and additional interest, if any, to, but excluding, the applicable repurchase date. If certain fundamental changes referred to as make-whole fundamental changes (as defined in the Convertible Indenture) occur, the Conversion Rate for the 0.0% Convertible Notes may be increased for a specified period of time.

The Convertible Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the Convertible Indenture, certain defaults on certain other indebtedness, and certain events of bankruptcy, insolvency or reorganization. The Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Convertible Indenture will consist exclusively of the right of the holders of the 0.0% Convertible Notes to receive additional interest on the notes for up to 360 days following such failure.
The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature, and was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represents a debt discount of $109.7 million and will be amortized to interest expense, net over the term. The balance of the unamortized debt discount was $97.2 million as of July 31, 2021. The carrying amount of the equity component representing the conversion option was approximately $109.7 million and was determined by deducting the initial fair value of the liability component from the total proceeds of the 0.0% Convertible Notes of $575.0 million. Additionally, the Company recorded deferred tax liabilities of approximately $27.5 million related to the equity component of the 0.0% Convertible Notes on the date of issuance, which decreased the recorded value of the equity component. The equity component is recorded within additional paid-in capital on the Company’s Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification.
Deferred financing costs related to the 0.0% Convertible Notes of approximately $14.9 million were allocated between the liability and equity components of the 0.0% Convertible Notes based on the proportion of the total proceeds allocated to the debt and equity components.
(d)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the year ended July 31, 2020, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2024. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million, subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2021, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 1.00% per annum or (b) by way of the issuance of bankers’ acceptances plus 2.00% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 1.00% per annum or (b) Bankers Acceptance Rate plus 2.00% per annum. As of July 31, 2021, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 2.00% (approximately 2.46% as of July 31, 2021). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2021 is equal to 0.45% per annum.  The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
(e)On September 24, 2019, in conjunction with the acquisition of Peak Resorts (see Note 7, Acquisitions), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2021, interest on this note accrued at a rate of 11.38%.

ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2021, interest on this note accrued at a rate of 10.91%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2021, interest on this note accrued at a rate of 10.91%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2021, interest on this note accrued at a rate of 11.96%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2021, interest on this note accrued at a rate of 8.72%.
The EPR Secured Notes are secured by all or substantially all of the assets of Peak Resorts and its subsidiaries, including mortgages on the Alpine Valley, Boston Mills, Brandywine, Jack Frost, Big Boulder, Mount Snow and Hunter Mountain ski resorts. The EPR Secured Notes bear interest at specified interest rates, as discussed above, which are subject to increase each year by the lesser of (i) three times the percentage increase in the Consumer Price Index (“CPI”) or (ii) a capped index (the “Capped CPI Index”), which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The EPR Agreements provide for affirmative and negative covenants that restrict, among other things, the ability of Peak Resorts and its subsidiaries to incur indebtedness, dispose of assets, make distributions and make investments. In addition, the EPR Agreements include restrictive covenants, including maximum leverage ratio and consolidated fixed charge ratio. An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts from the properties securing any of the individual EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a specified percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Jack Frost, Big Boulder, Boston Mills, Brandywine and Alpine Valley ski resorts, where the Additional Interest Rate is 10.0%; on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12.0%; and on a standalone basis for the note secured by the Company’s Hunter Mountain ski resort, where the Additional Interest Rate is 8.0%. Peak Resorts does not have the right to prepay the EPR Secured Notes. The EPR Secured Notes were recorded at their estimated fair value in conjunction with the acquisition of Peak Resorts on September 24, 2019. The EPR Agreements grant EPR certain other rights including (i) the option to purchase the Boston Mills, Brandywine, Jack Frost, Big Boulder or Alpine Valley resorts, which is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable EPR Secured Note for such properties, with any closings to be held on the applicable maturity dates; and, if EPR exercises the purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each; (ii) a right of first refusal through 2021, subject to certain conditions, to provide all or a portion of the financing associated with any purchase, ground lease, sale/leaseback, management or financing transaction contemplated by Peak Resorts with respect to any new or existing ski resort properties; and (iii) a right of first refusal through 2021 to purchase the Company’s Attitash ski resort in the event the Company were to desire to sell the Attitash ski resort. To date, EPR has not exercised any such purchase options.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of July 31, 2021, the Company had funded the EPR debt service reserve account in an amount equal to approximately $5.2 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.
(f)Peak Resorts serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Carinthia Partnerships”), which were formed to raise $52.0 million through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”), pursuant to the Immigration and Nationality Act (the “EB-5 Program”). The EB-5 Program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates immigrant visas to qualified individuals (“EB-5 Investors”) seeking lawful permanent resident status based on their investment in a U.S commercial enterprise. On December 27, 2016, Peak Resorts borrowed $52.0 million from the Carinthia Partnerships to fund two capital projects at Mount Snow. The amounts were borrowed through two loan agreements, which provided $30.0 million and $22.0 million (together, the “EB-5 Development Notes”). Amounts outstanding under the EB-5 Development Notes accrue simple interest at a fixed rate of 1.0% per annum until the maturity date, which is December 27, 2021, subject to an extension of up to two additional years at the option of the borrowers, with lender consent. If the maturity date is extended, amounts outstanding under the EB-5 Development Notes will accrue simple interest at a fixed rate of 7.0% per annum during the first year of extension and a fixed rate of 10.0% per annum during the second year of extension. Upon an event of default (as defined), amounts outstanding under the EB-5 Development Notes shall bear interest at the rate of 5.0% per annum, subject to the extension increases. While the EB-5 Development Notes are outstanding, Peak Resorts is restricted from taking certain actions without the consent of the lenders, including, but not limited to, transferring or disposing of the properties or assets financed with loan proceeds. In addition, Peak Resorts is prohibited from prepaying outstanding amounts owed if such prepayment would jeopardize any of the EB-5 Investors from being admitted to the U.S. via the EB-5 Program.
(g)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.09% (0.09% to 0.18% as of July 31, 2021).
Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2021 (in thousands):

	Maturity (a)	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(h)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Lease. The obligation at July 31, 2021 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $46.5 million.
(i)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $11.7 million of proceeds for these sales transactions through the year ended July 31, 2021, which are reflected within long-term debt, net. Other obligations also consist of a $3.3 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.
(j)In connection with the issuance of the 0.0% Convertible Notes, the Company recorded a debt discount, which represents the excess of the principal amount of the 0.0% Convertible Notes over the fair value of the liability component, as discussed above. In connection with the acquisition of Peak Resorts, the Company estimated the acquisition date fair values of the debt instruments assumed, including the EPR Secured Notes and the EB-5 Development Notes, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, which is amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.
(k)Current maturities represent principal payments due in the next 12 months, and exclude approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2022 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2021 reflected by fiscal year are as follows (in thousands):

Total
2022 (1)	$121,345
2023	63,740
2024	63,798
2025	1,598,774
2026	575,415
Thereafter	525,442
Total debt	$2,948,514
(1) Includes approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2022 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
The Company recorded interest expense of $151.4 million, $106.7 million and $79.5 million for the years ended July 31, 2021, 2020 and 2019, respectively, of which $4.9 million, $1.9 million and $1.3 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $8.3 million, $(3.2) million and $(2.9) million of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2021, 2020 and 2019, respectively, on the Company’s Consolidated Statements of Operations.
7.     Acquisitions
Peak Resorts
On September 24, 2019, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding stock of Peak Resorts, Inc. (“Peak Resorts”) at a purchase price of $11.00 per share or approximately $264.5 million. In addition, contemporaneous with the closing of the transaction, Peak Resorts was required to pay approximately $70.2 million of certain outstanding debt instruments and lease obligations in order to complete the transaction. Accordingly, the total purchase price, including the repayment of certain outstanding debt instruments and lease obligations, was approximately $334.7 million, for which the Company borrowed approximately $335.6 million under the Vail Holdings Credit Agreement (see Note 6, Long-Term Debt) to fund the acquisition, repayment of debt instruments and lease obligations, and associated acquisition related expenses. The acquired resorts include: Mount Snow in Vermont; Hunter Mountain in New York; Attitash Mountain Resort, Wildcat Mountain and Crotched Mountain in New Hampshire; Liberty Mountain Resort, Roundtop Mountain Resort, Whitetail Resort, Jack Frost and Big Boulder in Pennsylvania; Alpine Valley, Boston Mills, Brandywine and Mad River Mountain in Ohio; Hidden Valley and Snow Creek in Missouri; and Paoli Peaks in Indiana. The Company assumed the Special Use Permits from the U.S. Forest Service for Attitash, Mount Snow and Wildcat Mountain, and assumed the land leases for Mad River and Paoli Peaks. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski school facilities), as well as lodging operations at certain resorts.

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
Falls Creek and Hotham Resorts
On April 4, 2019, the Company, through a wholly-owned subsidiary, acquired ski field leases and related infrastructure used to operate two resorts in Victoria, Australia. The Company acquired Australian Alpine Enterprises Holdings Pty. Ltd and all related corporate entities that operate the Falls Creek and Hotham resorts from Living and Leisure Australia Group, a subsidiary of Merlin Entertainments, for a cash purchase price of approximately AU$178.9 million ($127.4 million), after adjustments for certain agreed-upon terms, including an increase in the purchase price for operating losses incurred for the period from December 29, 2018 through closing. The acquisition included the mountain operations of both resorts, including base area skier services (ski school facilities, retail and rental, reservation and property management operations).
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
Triple Peaks
On September 27, 2018, the Company, through a wholly-owned subsidiary, acquired Triple Peaks, LLC (“Triple Peaks”), the parent company of Okemo Mountain Resort in Vermont, Crested Butte Mountain Resort in Colorado, and Mount Sunapee Resort in New Hampshire, for a cash purchase price of approximately $74.1 million, after adjustments for certain agreed-upon terms. In addition, contemporaneous with the closing of the transaction, Triple Peaks paid $155.0 million to pay the remaining obligations of the leases that all three resorts had with Ski Resort Holdings, with funds provided by the Company. Accordingly, the total purchase price, including the repayment of lease obligations, was $229.1 million, for which the Company utilized cash on hand and borrowed $195.6 million under the Vail Holdings Credit Agreement term loan (see Note 6, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The Company obtained a new Special Use Permit from the U.S. Forest Service for Crested Butte, and assumed the state land leases for Okemo and Mount Sunapee. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski school facilities).
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
Stevens Pass Resort
On August 15, 2018, the Company, through a wholly-owned subsidiary, acquired Stevens Pass Resort in the State of Washington from Ski Resort Holdings, LLC, an affiliate of Oz Real Estate (“Ski Resort Holdings”), for total cash consideration of $64.0 million, after adjustments for certain agreed-upon terms. The Company borrowed $70.0 million on August 15, 2018 under its Vail Holdings Credit Agreement term loan (see Note 6, Long-Term Debt) to fund the transaction and associated acquisition related expenses. The acquisition included the mountain operations of the resort, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski school facilities).

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
Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisitions of Peak Resorts, Falls Creek and Hotham, Triple Peaks and Stevens Pass were completed at the beginning of the fiscal year preceding the respective fiscal year in which each acquisition occurred. The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transactions; (iii) lease expenses incurred by the prior owners which the Company will not be subject to; (iv) transaction and business integration related costs; and (v) interest expense associated with financing the transactions. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place at the beginning of the fiscal year preceding the fiscal year in which each acquisition occurred (in thousands, except per share amounts).

Year Ended July 31, 2020
Pro forma net revenue	$1,970,363
Pro forma net income attributable to Vail Resorts, Inc.	$100,205
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.49
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.45

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2021	2020
Land and land improvements	$756,517	$750,714
Buildings and building improvements	1,496,402	1,475,661
Machinery and equipment	1,417,705	1,361,178
Furniture and fixtures	308,432	308,267
Software	122,778	104,223
Vehicles	80,328	80,510
Construction in progress	67,710	81,967
Gross property, plant and equipment	4,249,872	4,162,520
Accumulated depreciation	(2,181,996)	(1,969,841)
Property, plant and equipment, net	$2,067,876	$2,192,679
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2021, 2020 and 2019 totaled $247.2 million, $243.1 million, and $210.7 million, respectively.
The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2021 and 2020 (in thousands):

	July 31,
	2021	2020
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,160	42,160
Machinery and equipment	60,384	60,384
Gross property, plant and equipment	183,590	183,590
Accumulated depreciation	(75,545)	(65,792)
Property, plant and equipment, net	$108,045	$117,798

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2021	2020
Goodwill
Goodwill	$1,824,089	$1,752,062
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,781,047	$1,709,020

Indefinite-lived intangible assets
Trademarks	$239,786	$230,000
Other	41,561	41,667
Total gross indefinite-lived intangible assets	281,347	271,667
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	$256,634	$246,954
Amortizable intangible assets
Trademarks	$38,008	$38,208
Other	69,397	70,772
Total gross amortizable intangible assets	107,405	108,980
Accumulated amortization	(44,929)	(41,158)
Amortizable intangible assets, net	62,476	67,822
Total gross intangible assets	388,752	380,647
Total accumulated amortization	(69,642)	(65,871)
Total intangible assets, net	$319,110	$314,776
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2021, 2020 and 2019 totaled $5.4 million, $6.5 million and $7.4 million, respectively, and is estimated to be approximately $4.1 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2021 and 2020 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2019	$1,540,307	$67,899	$1,608,206
Acquisitions (including measurement period adjustments)	135,987	—	135,987
Asset impairments	—	(25,688)	(25,688)
Effects of changes in foreign currency exchange rates	(9,485)	—	(9,485)
Balance at July 31, 2020	1,666,809	42,211	1,709,020
Effects of changes in foreign currency exchange rates	72,027	—	72,027
Balance at July 31, 2021	$1,738,836	$42,211	$1,781,047
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
As a result of COVID-19 and the impact it had on the Company’s operations during the year ended July 31, 2020, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. Additionally, the Company determined that certain long-lived assets of its Colorado resort ground transportation company were not recoverable. As a result, the Company recognized impairments of goodwill of approximately $25.7 million and intangible assets and long-lived assets of $2.7 million, which were recorded within asset impairments on the Company’s Consolidated Statement of Operations during the year ended July 31, 2020.
The Company estimated the fair value of its Colorado resort ground transportation company reporting unit based on an analysis of the present value of future cash flows (an income approach). The significant estimates used in the discounted cash flow model included the Company’s weighted average cost of capital for the reporting unit, projected cash flows and the long-term rate of growth, all of which are significant unobservable (Level 3) inputs. The Company’s assumptions were based on the actual historical performance of the reporting unit, taking into account the weakening of operating results and the expected continuation of operating results for transportation services. As a result of this impairment, the Company’s Colorado ground transportation company had no remaining goodwill recorded as of July 31, 2020.
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2021	2020
Trade payables	$98,261	$59,692
Deferred revenue	456,457	256,402
Accrued salaries, wages and deferred compensation	54,286	25,588
Accrued benefits	47,368	43,704
Deposits	35,263	20,070
Operating lease liabilities	34,668	36,604
Other accruals	89,169	57,048
Total accounts payable and accrued liabilities	$815,472	$499,108
9.    Investments in Affiliates
The Company held the following investments in equity method affiliates as of July 31, 2021:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC (“SSF/VARE”)	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
The Company had total net investments in equity method affiliates of $10.6 million and $10.2 million as of July 31, 2021 and 2020, respectively, included within deferred charges and other assets in the accompanying Consolidated Balance Sheets. The amount of retained earnings that represent undistributed earnings of 50% or less owned entities accounted for by the equity method was $6.8 million and $6.5 million as of July 31, 2021 and 2020, respectively. During the years ended July 31, 2021, 2020 and 2019, distributions in the amounts of $6.4 million, $0.7 million and $1.0 million, respectively, were received from equity method affiliates.
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
The table below summarizes the Company’s cash equivalents, other current assets, Interest Rate Swaps and Contingent Consideration measured at their estimated fair values (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,782	$253,782	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,945	$—	$259,945	$—
Liabilities:
Interest Rate Swaps	$12,942	$—	$12,942	$—
Contingent Consideration	$29,600	$—	$—	$29,600

	Estimated Fair Value Measurement as of July 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$203,158	$203,158	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,208	$—	$8,208	$—
Liabilities:
Interest Rate Swaps	$22,510	$—	$22,510	$—
Contingent Consideration	$17,800	$—	$—	$17,800
The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company entered into the Interest Rate Swaps to hedge the LIBOR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income. Such amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the year ended July 31, 2021 $5.4 million was reclassified into interest expense, net from other comprehensive income. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Balance Sheets as of July 31, 2021 and July 31, 2020.
The changes in Contingent Consideration during the years ended July 31, 2021 and 2020 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2019	$27,200
Payment	(6,436)
Change in estimated fair value	(2,964)
Balance as of July 31,2020	17,800
Payment	(2,602)
Change in estimated fair value	14,402
Balance as of July 31, 2021	$29,600
The Lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent performance, escalated by an assumed long-term growth factor and discounted to net present value. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.0%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.8 million to $5.3 million.
Contingent Consideration is classified as a liability in our Consolidated Balance Sheets and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2021, the Company made a payment to the landlord for Contingent Consideration of approximately $2.6 million and recorded an increase in the estimated fair value of approximately $14.4 million primarily related to improved performance compared to estimated results for Park City in the year ended July 31, 2021, resulting in an increase in the expected payment for the year, as well as accretion resulting from the passage of time, resulting in an estimated fair value of the Contingent Consideration of $29.6 million as of July 31, 2021, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet.
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
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the years ended July 31, 2021 and 2020, and the Company expects these amendments will continue to impact its accounting and reporting for income taxes in the future. The primary provisions of the CARES Act that the Company has been impacted by include:
•allowing a carryback of the entire amount of eligible Federal net operating losses (“NOLs”) generated in calendar years 2018, 2019 and 2020 for up to five years prior to when such losses were incurred, representing a change from previous rules under the Tax Cuts & Jobs Act of 2017 (the “TCJA”), in which NOLs could not be carried back to prior years and utilization was limited to 80% of taxable income in future years. Under the CARES Act, the Company was permitted to carry back its pre-existing NOLs to tax years prior to the enactment of the TCJA and obtain an incremental benefit of $3.8 million in the year ended July 31, 2020 related to the differential in federal tax rates between years that NOLs were generated and years that the NOLs were carried back to;
•treatment of certain qualified improvement property (“QIP”) as 15-year property and allowing such QIP placed in service after December 31, 2017 to be eligible for bonus depreciation; and
•increases in the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for calendar years 2020.
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
The Company also recognized benefits of approximately $30.8 million and $8.5 million during the years ended July 31, 2021 and 2020, respectively, as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for its Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.

U.S. and foreign components of income (loss) before provision for income taxes is as follows (in thousands):

	Year Ended July 31,
	2021	2020	2019
U.S.	$148,898	$89,838	$306,323
Foreign	(23,715)	26,595	92,642
Income before income taxes	$125,183	$116,433	$398,965

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2021	2020
Deferred income tax liabilities:
Fixed assets	$204,714	$216,016
Intangible assets	100,751	86,509
Operating lease right of use assets	47,915	53,727
Convertible debt	23,783	—
Other	15,116	13,709
Total	392,279	369,961
Deferred income tax assets:
Canyons obligation	16,080	14,997
Stock-based compensation	10,335	10,313
Investment in Partnerships	7,585	12,400
Deferred compensation and other accrued benefits	13,887	9,918
Contingent Consideration	7,430	4,468
Net operating loss carryforwards and other tax credits	12,182	13,205
Operating lease liabilities	53,755	60,838
Other, net	27,206	21,712
Total	148,460	147,851
Valuation allowance for deferred income taxes	(5,939)	(5,330)
Deferred income tax assets, net of valuation allowance	142,521	142,521
Net deferred income tax liability	$249,758	$227,440

The components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2021	2020
Deferred income tax asset	$3,059	$6,751
Deferred income tax liability	252,817	234,191
Net deferred income tax liability	$249,758	$227,440

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2021	2020	2019
Current:
Federal	$20,387	$(13,467)	$24,309
State	4,935	(731)	8,539
Foreign	(8,460)	4,141	20,205
Total current	16,862	(10,057)	53,053
Deferred:
Federal	(16,289)	12,597	16,983
State	(2,423)	4,266	5,282
Foreign	2,576	572	154
Total deferred	(16,136)	17,435	22,419
Provision for income taxes	$726	$7,378	$75,472

A reconciliation of the income tax provision for continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2021	2020	2019
At U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.2%	3.5%	2.8%
Change in uncertain tax positions	(3.5)%	(3.8)%	(1.6)%
Excess tax benefits related to stock-based compensation	(14.3)%	(7.1)%	(3.0)%
Impacts of the Tax Act and other legislative changes	—%	(3.2)%	—%
Noncontrolling interests	0.8%	(2.4)%	(1.5)%
Foreign rate differential	(5.0)%	(2.4)%	0.4%
Taxes related to prior year filings	(2.9)%	—%	—%
Other	0.3%	0.7%	0.8%
Effective tax rate	0.6%	6.3%	18.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2021	2020	2019
Balance, beginning of year	$70,299	$72,222	$78,242
Additions for tax positions of prior years	16,754	16,654	11,520
Lapse of statute of limitations	(19,196)	(18,577)	(17,540)
Balance, end of year	$67,857	$70,299	$72,222

As of July 31, 2021, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within “other long-term liabilities” in the accompanying Consolidated Balance Sheets.

During the year ended July 31, 2021, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $19.2 million, which was partially offset with an increase to the uncertain tax position of $16.8 million. Interest and penalties associated with the statute of limitations lapse were approximately $3.4 million. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2022, due to the lapse of the statute of limitations. As of July 31, 2021 and 2020, accrued interest and penalties, net of tax, was $6.9 million and $6.2 million, respectively. For the years ended July 31, 2021, 2020 and 2019, the

Company recognized income tax expense (benefit) of $0.7 million, $(0.1) million and $1.1 million related to interest expense (benefit) and penalties, net of tax, respectively.

The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, and Canada. The Company is no longer subject to U.S. federal examinations for tax years prior to 2016. With few exceptions, the Company is no longer subject to examination by various U.S. state jurisdictions for tax years prior to 2015. Additionally, the Company is no longer subject to audits for the tax years prior to 2016 for Australia and Canada.

The Company has NOL carryforwards totaling $48.2 million, primarily comprised of $44.4 million of federal and state NOLs as a result of the acquisition of Peak Resorts in September 2019 that will expire beginning July 31, 2031 and non-U.S. NOLs of $3.9 million that will carry forward indefinitely. In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2021, the Company has recorded a valuation allowance on $3.9 million of the historical non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2028. As of July 31, 2021, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized. During the year ended July 31, 2021 the Company generated $2.7 million of capital losses; however the Company also recorded a valuation allowance of $2.7 million as the Company determined it is more likely than not that the capital loss will not be realized.

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
12.    Related Party Transactions
The Company has the right to appoint four of nine directors of the Beaver Creek Resort Company of Colorado (“BCRC”), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek. The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis. Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2021, 2020 and 2019 were $6.5 million, $8.3 million and $9.6 million, respectively.
13.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $2.0 million and $2.1 million, primarily within other long-term liabilities in the accompanying Consolidated Balance Sheets, as of July 31, 2021 and 2020, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2021, the Company had various other letters of credit outstanding totaling $76.7 million, consisting of $53.4 million to support the Employee Housing Bonds and $23.3 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of July 31, 2021, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business that include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-

occurrence of certain future events. These indemnities include indemnities related to licensees in connection with third-parties’ use of the Company’s trademarks and logos, liabilities associated with the infringement of other parties’ technology and software products, liabilities associated with the use of easements, liabilities associated with employment of contract workers and the Company’s use of trustees, and liabilities associated with the Company’s use of public lands and environmental matters. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.
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
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2021, 2020 and 2019, the Company recorded lease expense (including Northstar, Perisher, Falls Creek & Hotham and Mad River Mountain), excluding executory costs, related to these agreements of $58.7 million, $58.8 million and $57.8 million, respectively, which is included in the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.

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
Legal

Employment-Related Litigation
From October 2020, several named plaintiffs filed respective complaints against the Company on behalf of the same or similar purported classes of current and former employees of the Company. The complaints generally allege violations of federal and state laws governing employee wage and hours practices, and seek damages in the form of unpaid wages, related penalties and other damages. The Company has proposed a settlement agreement to resolve these complaints, which is pending finalization and court approval. As a result, the Company recorded a charge of $13.2 million during the year ended July 31, 2021, which is included in general and administrative expense on the Company’s Consolidated Statement of Operations.
The Company is also a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and reasonably estimable. As of July 31, 2021 and 2020, the accruals for the above loss contingencies (excluding the employment-related litigation) were not material individually or in the aggregate.
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

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year ended July 31,
	2021	2020	2019
Net revenue:
Mountain	$1,689,878	$1,710,443	$1,956,201
Lodging	218,062	248,414	314,662
Total Resort net revenue	1,907,940	1,958,857	2,270,863
Real Estate	1,770	4,847	712
Total net revenue	$1,909,710	$1,963,704	$2,271,575
Segment operating expense:
Mountain	$1,146,187	$1,212,053	$1,279,567
Lodging	223,795	245,145	286,562
Total Resort operating expense	1,369,982	1,457,198	1,566,129
Real Estate	6,676	9,182	5,609
Total segment operating expense	$1,376,658	$1,466,380	$1,571,738
Gain on sale of real property	$324	$207	$580
Mountain equity investment income, net	$6,698	$1,690	$1,960
Reported EBITDA:
Mountain	$550,389	$500,080	$678,594
Lodging	(5,733)	3,269	28,100
Resort	544,656	503,349	706,694
Real Estate	(4,582)	(4,128)	(4,317)
Total Reported EBITDA	$540,074	$499,221	$702,377
Real estate held for sale or investment	$95,615	$96,844	$101,021
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$127,850	$98,833	$301,163
Net (loss) income attributable to noncontrolling interests	(3,393)	10,222	22,330
Net income	124,457	109,055	323,493
Provision for income taxes	726	7,378	75,472
Income before provision for income taxes	125,183	116,433	398,965
Depreciation and amortization	252,585	249,572	218,117
Asset impairments	—	28,372	—
Loss (gain) on disposal of fixed assets and other, net	5,373	(838)	664
Change in fair value of contingent consideration	14,402	(2,964)	5,367
Investment income and other, net	(586)	(1,305)	(3,086)
Foreign currency (gain) loss on intercompany loans	(8,282)	3,230	2,854
Interest expense, net	151,399	106,721	79,496
Total Reported EBITDA	$540,074	$499,221	$702,377

Geographic Information
Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2021	2020	2019
U.S.	$1,717,270	$1,655,961	$1,865,062
International (1)	192,440	307,743	406,513
Total net revenue	$1,909,710	$1,963,704	$2,271,575

		July 31,
Property, plant and equipment, net		2021	2020
U.S.		$1,646,097	$1,759,692
International (2)		421,779	432,987
Total property, plant and equipment, net		$2,067,876	$2,192,679
(1) No individual international country (i.e. except the U.S.) accounted for more than 10% of the Company’s revenue for the year ended July 31, 2021. The only individual international country to account for more than 10% of the Company’s revenue for the years ended July 31, 2020 and 2019 was Canada. Canada accounted for $223.3 million and $308.1 million of revenue for the years ended July 31, 2020 and 2019, respectively.
(2) The only individual international country to account for more than 10% of the Company’s property plant and equipment, net was Canada. Canada accounted for $288.4 million and $291.7 million of property, plant and equipment, net as of July 31, 2021 and 2020, respectively.
15.    Selected Quarterly Financial Data (Unaudited)

	Year ended July 31, 2021
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,909,710	$204,202	$889,078	$684,644	$131,786
Income (loss) from operations	$261,016	$(170,444)	$387,705	$207,716	$(163,961)
Net income (loss)	$124,457	$(144,942)	$277,290	$149,130	$(157,021)
Net income (loss) attributable to Vail Resorts, Inc.	$127,850	$(140,811)	$274,629	$147,798	$(153,766)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$3.17	$(3.49)	$6.82	$3.67	$(3.82)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$3.13	$(3.49)	$6.72	$3.62	$(3.82)

	Year ended July 31, 2020
(in thousands, except per share amounts)	Full Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total net revenue	$1,963,704	$77,209	$694,087	$924,638	$267,770
Income (loss) from operations	$223,389	$(170,046)	$218,232	$310,733	$(135,530)
Net income (loss)	$109,055	$(157,965)	$159,831	$217,018	$(109,829)
Net income (loss) attributable to Vail Resorts, Inc.	$98,833	$(153,608)	$152,546	$206,370	$(106,475)
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$2.45	$(3.82)	$3.79	$5.12	$(2.64)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$2.42	$(3.82)	$3.74	$5.04	$(2.64)

16.    Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The company did not repurchase any Vail Shares during the year ended July 31, 2021. During the year ended July 31, 2020, the Company repurchased 256,418 Vail Shares (at a total cost of $46.4 million). During the year ended July 31, 2019, the Company repurchased 353,007 Vail Shares (at a total cost of $85.0 million). Since inception of this stock repurchase program through July 31, 2021, the Company has repurchased 6,161,141 shares at a cost of approximately $404.4 million. As of July 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
17.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2021, approximately 2.8 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2021, 2020 and 2019 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year ended July 31,
	2021	2020	2019
Expected volatility	30.7%	29.7%	38.6%
Expected dividends	3.0%	2.8%	2.1%
Expected term (average in years)	6.6-6.9	6.5-7.1	6.0-6.6
Risk-free rate	0.1-0.6%	1.8-2.0%	2.4-2.9%
The Company records actual forfeitures related to unvested awards upon employee terminations.

A summary of aggregate SARs award activity under the Plan as of July 31, 2021, 2020 and 2019, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2018	1,324	$91.01
Granted	80	$293.82
Exercised	(219)	$49.09
Forfeited or expired	(14)	$217.58
Outstanding at July 31, 2019	1,171	$111.12
Granted	146	$245.26
Exercised	(247)	$67.19
Forfeited or expired	(9)	$252.75
Outstanding at July 31, 2020	1,061	$138.59
Granted	205	$233.01
Exercised	(370)	$84.20
Forfeited or expired	(23)	$236.31
Outstanding at July 31, 2021	873	$181.17	5.8 years	$108,910
Vested and expected to vest at July 31, 2021	852	$179.67	5.8 years	$107,567
Exercisable at July 31, 2021	571	$149.21	4.3 years	$89,531
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2021, 2020 and 2019 was $52.30, $58.25 and $98.19, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2021, 2020 and 2019 was $82.0 million, $35.0 million and $41.2 million, respectively. The Company had 96,000, 91,000 and 131,000 SARs that vested during the years ended July 31, 2021, 2020 and 2019, respectively. These awards had a total estimated fair value of $0.1 million, $2.6 million and $15.2 million at the date of vesting for the years ended July 31, 2021, 2020 and 2019, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2021 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2020	215	$69.45
Granted	205	$52.30
Vested	(96)	$73.26
Forfeited	(22)	$62.93
Nonvested at July 31, 2021	302	$57.22
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2021 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2020	130	$228.77
Granted	94	$222.17
Vested	(66)	$229.41
Forfeited	(15)	$224.60
Nonvested at July 31, 2021	143	$224.94
The Company granted 94,000 restricted share units during the year ended July 31, 2021 with a weighted-average grant-date estimated fair value of $222.17. The Company granted 83,000 restricted share units during the year ended July 31, 2020 with a weighted-average grant-date estimated fair value of $217.46. The Company granted 68,000 restricted share units during the year ended July 31, 2019 with a weighted-average grant-date estimated fair value of $264.44. The Company had 66,000, 63,000 and 102,000 restricted share units that vested during the years ended July 31, 2021, 2020 and 2019, respectively. These units had a total estimated fair value of $15.0 million, $14.8 million and $28.8 million at the date of vesting for the years ended July 31, 2021, 2020 and 2019, respectively.
As of July 31, 2021, there was $28.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $17.1 million, $9.7 million and $1.4 million of expense is expected to be recognized in the years ending July 31, 2022, 2023 and 2024, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $24.0 million, $12.3 million and $16.3 million for the years ended July 31, 2021, 2020 and 2019, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.
18.    Retirement and Profit Sharing Plans
The Company maintains a defined contribution retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, for its U.S. employees. Under this Retirement Plan, U.S. employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21. Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code. When the Company participates in 401(k) contribution matching, it matches an amount equal to 50% of each participant’s contribution up to 6% of a participant’s bi-weekly qualifying compensation starting the pay period containing the first day of the month after obtaining the later of: (i) 12 months of employment with at least 1,000 service hours from the commencement date or (ii) if 1,000 hours within the first 12 months was not completed, then after the employee completed a cumulative 1,500 service hours. In April 2020, the Company announced a temporary six month suspension of its 401(k) contribution matching as a result of the impacts of COVID-19 and resulting resort closures, which subsequently resumed in October 2020. The Company’s matching contribution is entirely discretionary and may be reduced or eliminated at any time.
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2021, 2020 and 2019 was $6.5 million, $5.8 million and $7.9 million, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.CONTROLS AND PROCEDURES.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
None.
PART III
We expect to file with the SEC in October 2021 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2021.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”
PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)Index to Financial Statements.
(1)See Item 8. “Financial Statements and Supplementary Data” for the index to the Financial Statements.
(2)Schedules have been omitted because they are not required or not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(3)See the Index to Exhibits below.
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

4.2
Indenture, dated December 18, 2020, by and between Vail Resorts, Inc. and U.S. Bank National Association, as Trustee (including the form of 0.00% Convertible Senior Note due 2026). (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on December 18, 2020) (File No. 001-09614).

Posted Exhibit Number	Description
4.3	Description of Securities (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2020 (File No. 001-09614)
10.1	Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002 (File No. 001-09614).
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

10.7*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.8*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.3 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614)
10.9*
Vail Resorts Deferred Compensation Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.22 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2009) (File No. 001-09614).

Posted Exhibit Number	Description
10.10(a)*
Executive Employment Agreement made and entered into October 15, 2008 by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).

10.10(b)*
First Amendment to Executive Employment Agreement, dated September 30, 2011, by and between Vail Resorts, Inc. and Robert A. Katz (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed September 30, 2011) (File No. 001-09614).

10.10(c)*
Second Amendment to Executive Employment Agreement, dated April 11, 2013, by and between Vail Resorts, Inc. and Robert A. Katz. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2013) (File No. 001-09614).

10.11*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.8 of the report on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2008) (File No. 001-09614).
10.12
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.13
Guaranty of Vail Resorts, Inc., dated May 29, 2013, in connection with the Master Agreement of Lease between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.14*	Vail Resorts, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2020) (File No. 001-09614).
10.15*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.16*
Form of Restricted Share Unit Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.17*
Form of Share Appreciation Rights Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.18(a)
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

10.18(b)
First Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 15, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2019) (File No. 001-09614).

10.18(c)
Second Amendment to the Eighth Amended and Restated Credit Agreement, dated as of September 23, 2019, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2019) (File No. 001-09614).

10.18(d)
Third Amendment to the Eighth Amended and Restated Credit Agreement, dated as of April 28, 2020, among Vail Holdings, Inc., as borrower, and Bank of America, N.A., as administrative agent, on its own behalf and on behalf of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2020) (File No. 001-09614).

10.18(e)
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

10.19(a)
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

10.19(b)
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
10.19(c)
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

10.19(d)
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

10.20
Whistler Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Whistler Mountain Resort Limited Partnership (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.21
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

ITEM 16.FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2021		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 23, 2021		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Michael Z. Barkin or Nathan Gronberg his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 23, 2021.

/s/ Robert A. Katz	Chief Executive Officer and Chairman of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director