Form 10-Q
period 2021-10-31
VAIL RESORTS INC
filed 2021-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 6, 2021, 40,451,209 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2021	July 31, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,468,380	$1,243,962	$462,212
Restricted cash	14,482	14,612	10,163
Trade receivables, net	108,988	345,408	208,540
Inventories, net	103,697	80,316	100,879
Other current assets	82,307	61,288	59,821
Total current assets	1,777,854	1,745,586	841,615
Property, plant and equipment, net (Note 6)	2,062,322	2,067,876	2,166,604
Real estate held for sale or investment	98,833	95,615	96,668
Goodwill, net (Note 6)	1,790,531	1,781,047	1,711,870
Intangible assets, net	319,250	319,110	313,445
Operating right-of-use assets	204,476	204,716	218,902
Other assets	37,285	37,106	41,420
Total assets	$6,290,551	$6,251,056	$5,390,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,109,652	$815,472	$846,614
Income taxes payable	43,377	48,812	39,909
Long-term debt due within one year (Note 5)	114,795	114,117	63,707
Total current liabilities	1,267,824	978,401	950,230
Long-term debt, net (Note 5)	2,704,583	2,736,175	2,387,861
Operating lease liabilities	192,328	190,561	213,073
Other long-term liabilities (Note 6)	243,307	264,034	253,108
Deferred income taxes, net	216,049	252,817	210,525
Total liabilities	4,624,091	4,421,988	4,014,797
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,610, 46,552 and 46,412 shares issued, respectively	466	466	464
Exchangeable shares, $0.01 par value, 34, 34 and 35 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,192,901	1,196,993	1,130,318
Accumulated other comprehensive income (loss)	44,689	27,799	(52,387)
Retained earnings	598,826	773,752	492,136
Treasury stock, at cost, 6,161 shares (Note 10)	(404,411)	(404,411)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,432,471	1,594,599	1,166,120
Noncontrolling interests	233,989	234,469	209,607
Total stockholders’ equity	1,666,460	1,829,068	1,375,727
Total liabilities and stockholders’ equity	$6,290,551	$6,251,056	$5,390,524
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Net revenue:
Mountain and Lodging services and other	$121,860	$104,274
Mountain and Lodging retail and dining	53,401	27,258
Resort net revenue	175,261	131,532
Real Estate	315	254
Total net revenue	175,576	131,786
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	183,725	154,137
Mountain and Lodging retail and dining cost of products sold	24,229	17,132
General and administrative	77,234	59,029
Resort operating expense	285,188	230,298
Real Estate operating expense	1,470	1,450
Total segment operating expense	286,658	231,748
Other operating (expense) income:
Depreciation and amortization	(61,489)	(62,628)
Gain on sale of real property	31	—
Change in estimated fair value of contingent consideration (Note 7)	(2,000)	(802)
Gain (loss) on disposal of fixed assets and other, net	8,867	(569)
Loss from operations	(165,673)	(163,961)
Mountain equity investment income, net	1,514	3,986
Investment income and other, net	499	343
Foreign currency gain on intercompany loans (Note 5)	831	540
Interest expense, net	(39,545)	(35,407)
Loss before benefit from income taxes	(202,374)	(194,499)
Benefit from income taxes	59,853	37,478
Net loss	(142,521)	(157,021)
Net loss attributable to noncontrolling interests	3,189	3,255
Net loss attributable to Vail Resorts, Inc.	$(139,332)	$(153,766)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(3.44)	$(3.82)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(3.44)	$(3.82)
Cash dividends declared per share	$0.88	$—
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Net loss	$(142,521)	$(157,021)
Foreign currency translation adjustments	15,137	1,773
Change in estimated fair value of hedging instruments, net of tax	4,345	4,655
Comprehensive loss	(123,039)	(150,593)
Comprehensive loss attributable to noncontrolling interests	597	1,277
Comprehensive loss attributable to Vail Resorts, Inc.	$(122,442)	$(149,316)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive loss:
Net loss	—	—	—	—	(153,766)	—	(153,766)	(3,255)	(157,021)
Foreign currency translation adjustments	—	—	—	(205)	—	—	(205)	1,978	1,773
Change in estimated fair value of hedging instruments, net of tax	—	—	—	4,655	—	—	4,655	—	4,655
Total comprehensive loss							(149,316)	(1,277)	(150,593)
Stock-based compensation expense	—	—	5,754	—	—	—	5,754	—	5,754
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(7,060)	—	—	—	(7,060)	—	(7,060)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(4,041)	(4,041)
Balance, October 31, 2020	$464	$—	$1,130,318	$(52,387)	$492,136	$(404,411)	$1,166,120	$209,607	$1,375,727

Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive loss:
Net loss	—	—	—	—	(139,332)	—	(139,332)	(3,189)	(142,521)
Foreign currency translation adjustments	—	—	—	12,545	—	—	12,545	2,592	15,137
Change in estimated fair value of hedging instruments, net of tax	—	—	—	4,345	—	—	4,345	—	4,345
Total comprehensive loss							(122,442)	(597)	(123,039)
Stock-based compensation expense	—	—	6,425	—	—	—	6,425	—	6,425
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(10,517)	—	—	—	(10,517)	—	(10,517)
Dividends (Note 4)	—	—	—	—	(35,594)	—	(35,594)	—	(35,594)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	117	117
Balance, October 31, 2021	$466	$—	$1,192,901	$44,689	$598,826	$(404,411)	$1,432,471	$233,989	$1,666,460
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(142,521)	$(157,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,489	62,628
Stock-based compensation expense	6,425	5,754
Deferred income taxes, net	(56,603)	(36,199)
Other non-cash income, net	(2,825)	(3,237)
Changes in assets and liabilities:
Trade receivables, net	236,748	(102,387)
Inventories, net	(23,105)	745
Accounts payable and accrued liabilities	12,164	43,638
Deferred revenue	286,369	303,308
Income taxes payable - excess tax benefit from share award exercises	(3,250)	(1,279)
Income taxes payable - other	(2,198)	(359)
Other assets and liabilities, net	(23,672)	(3,598)
Net cash provided by operating activities	349,021	111,993
Cash flows from investing activities:
Capital expenditures	(50,130)	(30,168)
Other investing activities, net	10,273	894
Net cash used in investing activities	(39,857)	(29,274)
Cash flows from financing activities:
Proceeds from borrowings under Whistler Credit Agreement	—	18,021
Repayments of borrowings under Vail Holdings Credit Agreement	(15,625)	(15,625)
Repayments of borrowings under Whistler Credit Agreement	(23,145)	(3,834)
Employee taxes paid for share award exercises	(10,517)	(7,060)
Dividends paid	(35,594)	—
Other financing activities, net	147	(4,186)
Net cash used in financing activities	(84,734)	(12,684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(142)	254
Net increase in cash, cash equivalents and restricted cash	224,288	70,289
Cash, cash equivalents and restricted cash:
Beginning of period	1,258,574	402,086
End of period	$1,482,862	$472,375

Non-cash investing activities:
Accrued capital expenditures	$8,582	$18,132
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

Vail Resorts Development Company, a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns, develops and sells real estate in and around the Company’s resort communities.

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

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2021 was derived from audited financial statements.
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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities and the EB-5 Development Notes (as defined in Note 5, Long-Term Debt) approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of October 31, 2021 are presented below (in thousands):

	October 31, 2021
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$633,516
0.0% Convertible Notes	$482,754	$630,453
EPR Secured Notes	$135,310	$208,284
Recently Issued Accounting Standards
Standards Being Evaluated
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, but does not expect it will have a material effect.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options” by reducing the number of accounting separation models for convertible instruments, amending the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives, and requiring entities to use the if-converted method for all convertible instruments in the diluted earnings per share (“EPS”) calculation. This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2022). This standard allows for a modified retrospective or fully retrospective method of transition. The Company will adopt ASU 2020-06 on August 1, 2022 and expects to use the modified retrospective method, and therefore financial information for periods before August 1, 2022 will remain unchanged. As a result of the adoption of ASU 2020-06, the Company expects that it will reclassify the equity component of its 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt) to long-term debt, net and it will no longer record interest expense related to the amortization of the debt discount.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended October 31,
	2021	2020 (1)
Mountain net revenue:
Lift (2)	$14,329	$33,091
Ski School	1,473	2,044
Dining	12,520	3,068
Retail/Rental	28,376	22,306
Other	52,602	38,970
Total Mountain net revenue	$109,300	$99,479
Lodging net revenue:
Owned hotel rooms	$21,483	$7,365
Managed condominium rooms	13,084	9,329
Dining	10,275	1,093
Golf	5,109	3,689
Other	14,269	9,374
	64,220	30,850
Payroll cost reimbursements	1,741	1,203
Total Lodging net revenue	$65,961	$32,053
Total Resort net revenue	$175,261	$131,532
Total Real Estate net revenue	315	254
Total net revenue	$175,576	$131,786
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation. See Note 9 for additional information.
(2) As a result of the COVID-19 pandemic, the Company closed its North American destination mountain resorts, regional ski areas and retail stores early for the 2019/2020 North American ski season in March 2020 and subsequently announced a credit offer for all existing 2019/2020 North American ski season pass product holders to purchase 2020/2021 North American ski season pass products at a discount (the “Credit Offer”). The Credit Offer represented a separate performance obligation to which the Company allocated a transaction price of approximately $120.9 million, $15.4 million of which was recognized during the three months ended October 31, 2020 for Credit Offer discounts which were not redeemed prior to their expiration.

Contract Balances
Deferred revenue balances of a short-term nature were $743.8 million and $456.5 million as of October 31, 2021 and July 31, 2021, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, was $121.0 million as of October 31, 2021 and July 31, 2021. For the three months ended October 31, 2021, the Company recognized approximately $45.4 million of revenue that was included in the deferred revenue balance as of July 31, 2021. As of October 31, 2021, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivable balances were $109.0 million and $345.4 million as of October 31, 2021 and July 31, 2021, respectively.

Costs to Obtain Contracts with Customers
As of October 31, 2021, $18.0 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization generally beginning in the second quarter of fiscal 2022, commensurate with the revenue recognized for skier visits, and will be recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

4.    Net Loss per Share
Earnings per Share
Basic EPS excludes dilution and is computed by dividing net loss attributable to Vail Resorts stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of Vail Resorts.

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

Presented below is basic and diluted EPS for the three months ended October 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(139,332)	$(139,332)	$(153,766)	$(153,766)
Weighted-average Vail Shares outstanding	40,414	40,414	40,213	40,213
Weighted-average Exchangeco Shares outstanding	34	34	35	35
Total Weighted-average shares outstanding	40,448	40,448	40,248	40,248
Effect of dilutive securities	—	—	—	—
Total shares	40,448	40,448	40,248	40,248
Net loss per share attributable to Vail Resorts	$(3.44)	$(3.44)	$(3.82)	$(3.82)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.5 million and 0.6 million for the three months ended October 31, 2021 and 2020, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price of $407.17 per share of common stock, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended October 31, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
The Company paid cash dividends of $0.88 per share ($35.6 million in the aggregate) during the three months ended October 31, 2021. The Company did not pay cash dividends during the three months ended October 31, 2020. On December 8, 2021, the Company’s Board of Directors approved a cash dividend of $0.88 per share payable on January 11, 2022 to stockholders of record as of December 28, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on January 11, 2022 to shareholders of record on December 28, 2021.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2021, July 31, 2021 and October 31, 2020 is summarized as follows (in thousands):

	Maturity	October 31, 2021	July 31, 2021	October 31, 2020
Vail Holdings Credit Agreement term loan (a)	2024	$1,125,000	$1,140,625	$1,187,500
Vail Holdings Credit Agreement revolver (a)	2024	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	—
Whistler Credit Agreement revolver (c)	2024	21,794	44,891	72,778
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	51,500	51,500	51,500
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	353,266	351,820	347,481
Other	2021-2033	17,772	17,941	18,115
Total debt		2,911,069	2,948,514	2,444,111
Less: Unamortized premiums, discounts and debt issuance costs		91,691	98,222	(7,457)
Less: Current maturities (e)		114,795	114,117	63,707
Long-term debt, net		$2,704,583	$2,736,175	$2,387,861

(a)On December 18, 2020, Vail Holdings, Inc. (“VHI”), certain subsidiaries of the Company, as guarantors, Bank of America, N.A. (“Bank of America”), as administrative agent, and certain Lenders entered into a Fourth Amendment to the Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, VHI was exempted from complying with certain financial maintenance covenants for fiscal quarters ending through January 31, 2022 (unless VHI made a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”) and the Company was prohibited from undertaking certain activities during such period. On October 29, 2021, VHI notified Bank of America of its intent to exit the Financial Covenants Temporary Waiver Period effective October 31, 2021. As a result, the Company is required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021 and, upon delivery of a certificate demonstrating compliance with the financial maintenance covenants for such quarter, will no longer be subject to the covenant modifications that were applicable during the temporary waiver period.

As of October 31, 2021, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.1 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 2.50% as of October 31, 2021 (2.59% as of October 31, 2021). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.4% as of October 31, 2021).

(b)The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature. As of the issuance date, the estimated liability was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Condensed Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represented a debt discount of $109.7 million as of the issuance date and is being amortized to interest expense, net over the term. The balance of the unamortized debt discount was $92.2 million as of October 31, 2021.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of October 31, 2021, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 2.00% (approximately 2.48% as of October 31, 2021). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2021 is equal to 0.45% per annum.

(d)On September 24, 2019, in conjunction with the acquisition of Peak Resorts, Inc., the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2021, interest on this note accrued at a rate of 11.38%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2021, interest on this note accrued at a rate of 11.07%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2021, interest on this note accrued at a rate of 11.07%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2021, interest on this note accrued at a rate of 11.96%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2021, interest on this note accrued at a rate of 8.72%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of October 31, 2021, the Company had funded the EPR debt service reserve account in an amount equal to approximately $2.1 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2021 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2022 (November 2021 through July 2022)	$105,187
2023	63,740
2024	63,798
2025	1,575,677
2026	575,415
Thereafter	527,252
Total debt	$2,911,069

The Company recorded gross interest expense of $39.5 million and $35.4 million for the three months ended October 31, 2021 and 2020, respectively, of which $1.4 million and $0.7 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.8 million and $0.5 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2021 and 2020 on the Company’s Consolidated Condensed Statements of Operations.

6.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2021	July 31, 2021	October 31, 2020
Land and land improvements	$757,625	$756,517	$752,259
Buildings and building improvements	1,492,863	1,496,402	1,475,857
Machinery and equipment	1,422,110	1,417,705	1,363,279
Furniture and fixtures	309,119	308,432	313,815
Software	123,228	122,778	99,077
Vehicles	80,921	80,328	80,552
Construction in progress	113,854	67,710	105,866
Gross property, plant and equipment	4,299,720	4,249,872	4,190,705
Accumulated depreciation	(2,237,398)	(2,181,996)	(2,024,101)
Property, plant and equipment, net	$2,062,322	$2,067,876	$2,166,604

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2021	July 31, 2021	October 31, 2020
Trade payables	$116,501	$98,261	$74,609
Deferred revenue	743,809	456,457	559,323
Accrued salaries, wages and deferred compensation	43,773	54,286	33,131
Accrued benefits	45,439	47,368	39,625
Deposits	43,875	35,263	20,644
Operating lease liabilities	36,036	34,668	36,185
Other liabilities	80,219	89,169	83,097
Total accounts payable and accrued liabilities	$1,109,652	$815,472	$846,614

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2021 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2021	$1,738,836	$42,211	$1,781,047
Effects of changes in foreign currency exchange rates	9,484	—	9,484
Balance at October 31, 2021	$1,748,320	$42,211	$1,790,531

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

	Estimated Fair Value Measurement as of October 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,064	$504,064	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,984	$—	$9,984	$—
Liabilities:
Interest Rate Swaps	$5,348	$—	$5,348	$—
Contingent Consideration	$24,100	$—	$—	$24,100

	Estimated Fair Value Measurement as of July 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,782	$253,782	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,945	$—	$259,945	$—
Liabilities:
Interest Rate Swaps	$12,942	$—	$12,942	$—
Contingent Consideration	$29,600	$—	$—	$29,600

	Estimated Fair Value Measurement as of October 31, 2020
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$204,036	$204,036	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,076	$—	$8,076	$—
Liabilities:
Interest Rate Swaps	$17,855	$—	$17,855	$—
Contingent Consideration	$16,000	$—	$—	$16,000

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the Interest Rate Swaps are included within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of October 31, 2021 and 2020.

The changes in Contingent Consideration during the three months ended October 31, 2021 and 2020 were as follows (in thousands):

Balance as of July 31, 2021 and 2020, respectively	$29,600	$17,800
Payments	(7,500)	(2,602)
Change in estimated fair value	2,000	802
Balance as of October 31, 2021 and 2020, respectively	$24,100	$16,000

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.0%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.0 million to $5.9 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2021, the Company made a payment to the landlord for Contingent Consideration of approximately $7.5 million and recorded an increase of approximately $2.0 million. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $24.1 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

8.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.9 million, $2.0 million and $2.1 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2021, July 31, 2021 and October 31, 2020, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2021, the Company had various letters of credit outstanding totaling $77.7 million, consisting of $53.4 million to support the Employee Housing Bonds and $24.3 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of October 31, 2021, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2021, July 31, 2021 and October 31, 2020, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

On August 1, 2021, the Company revised its segment reporting to move certain dining and golf operations from the Lodging segment to the Mountain segment. Segment reporting results for the prior year period have been adjusted retrospectively to conform to the current period presentation.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property). The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.

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

The Company utilizes Reported EBITDA in evaluating the performance of the Company and in allocating resources to its segments. Mountain Reported EBITDA consists of Mountain net revenue less Mountain operating expense plus Mountain equity investment income or loss. Lodging Reported EBITDA consists of Lodging net revenue less Lodging operating expense. Real Estate Reported EBITDA consists of Real Estate net revenue less Real Estate operating expense plus gain or loss on sale of real property. All segment expenses include an allocation of corporate administrative expense. Assets are not used to evaluate performance, except as shown in the table below. The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2021	2020 (1)
Net revenue:
Mountain	$109,300	$99,479
Lodging	65,961	32,053
Total Resort net revenue	175,261	131,532
Real Estate	315	254
Total net revenue	$175,576	$131,786
Segment operating expense:
Mountain	$221,778	$188,625
Lodging	63,410	41,673
Total Resort operating expense	285,188	230,298
Real Estate	1,470	1,450
Total segment operating expense	$286,658	$231,748
Gain on sale of real property	$31	$—
Mountain equity investment income, net	$1,514	$3,986
Reported EBITDA:
Mountain	$(110,964)	$(85,160)
Lodging	2,551	(9,620)
Resort	(108,413)	(94,780)
Real Estate	(1,124)	(1,196)
Total Reported EBITDA	$(109,537)	$(95,976)
Real estate held for sale or investment	$98,833	$96,668
Reconciliation from net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(139,332)	$(153,766)
Net loss attributable to noncontrolling interests	(3,189)	(3,255)
Net loss	(142,521)	(157,021)
Benefit from income taxes	(59,853)	(37,478)
Loss before benefit from income taxes	(202,374)	(194,499)
Depreciation and amortization	61,489	62,628
Change in estimated fair value of contingent consideration	2,000	802
(Gain) loss on disposal of fixed assets and other, net	(8,867)	569
Investment income and other, net	(499)	(343)
Foreign currency gain on intercompany loans	(831)	(540)
Interest expense, net	39,545	35,407
Total Reported EBITDA	$(109,537)	$(95,976)
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation.

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended October 31, 2021 and October 31, 2020. Since inception of its share repurchase program through October 31, 2021, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of October 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

11.     Subsequent Event

Acquisition of Seven Springs Mountain Resort, Hidden Valley Ski Resort and Laurel Mountain Ski Area

On December 8, 2021, the Company entered into a purchase agreement to acquire Seven Springs Mountain Resort, Hidden Valley Ski Resort and Laurel Mountain ski area in Pennsylvania from The Nutting Company for a cash purchase price of approximately $125.0 million, subject to certain adjustments. The Company will acquire all of the assets related to the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as a hotel, conference center and related operations. The Company expects to fund the cash purchase price through cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2021 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2021 and 2020 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 23, 2021.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) is included in the following discussion because we consider this measurement to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA and long-term debt, net to Net Debt.

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

The ongoing impacts of COVID-19 resulted in restrictions, limitations, or closures of our Australian ski area operations and North American summer operations for both the three months ended October 31, 2021 and 2020. Our Australian ski areas (Perisher, Mount Hotham and Falls Creek) each experienced periodic closures during their 2021 ski seasons as a result of COVID-19, although they were able to re-open in September 2021 to conclude their seasons. In the prior year, Mount Hotham and Falls Creek were closed for nearly all of their 2020 ski season as a result of COVID-19. These actions, trends, and the COVID-19 pandemic in general, had an adverse impact to our results of operations for both the three months ended October 31, 2021 and 2020, and could continue to have an adverse impact for the remainder of the year ending July 31, 2022 (“Fiscal 2022”).

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

As discussed above, the ongoing impacts of COVID-19 resulted in restrictions, limitations, or closures of our North American summer operations for both the three months ended October 31, 2021 and 2020. In the prior year, GTLC was particularly impacted by the closures of Jackson Lake Lodge and Jenny Lake Lodge, as well as restrictions on guided activities, in-restaurant dining and the temporary closure of many facilities, among others. Restrictions and limitations continued into the first quarter of Fiscal 2022, although to a lesser degree, and could continue to have an adverse impact for the remainder of Fiscal 2022.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•COVID-19 has led to travel restrictions and other adverse economic impacts in global and local economies. Our operations continue to be negatively impacted by COVID-19 and associated government-mandated restrictions, including vaccination requirements, travel restrictions, and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of the safety of our guests, employees and resort communities. For example, for the 2021/2022 North American ski season, we announced that we would require face coverings in indoor settings, and guests age 12 and over will be required to show proof of COVID-19 vaccination to access indoor, on-mountain quick-service (cafeteria-style) restaurants. Additionally, the ongoing impacts of COVID-19 and associated regional shutdowns resulted in periodic closures of our Australian ski areas during their 2021 ski season. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic as well as the related global or other travel restrictions and other adverse impacts, we have experienced a negative change in performance and our future performance could also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of COVID-19 will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the 2021/2022 North American ski season.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass product sales for the 2021/2022 North American ski season increased approximately 47% in units and approximately 21% in sales dollars through December 5, 2021 as compared to the period in the prior year through December 6, 2020, without deducting for the value of any redeemed credits provided to certain North American pass product holders in the prior period. Pass product sales through December 5, 2021 for the 2021/2022 North American ski season increased approximately 76% in units and approximately 45% in sales dollars as compared to sales for the 2019/2020 North American ski season through December 8, 2019, with pass product sales adjusted to include Peak Resorts pass sales in both periods. Pass sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.78 between the Canadian dollar and U.S. dollar in all periods for Whistler Blackcomb pass sales. We cannot predict the ultimate impact that sales of our pass products will have on total lift revenue or effective ticket price for the 2021/2022 North American ski season.

•Prior to the 2020/2021 North American ski season, we introduced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage provides refunds in the event of certain resort closures and certain qualifying travel restrictions (e.g. for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances, including eligible injuries, job losses and many other personal events. The estimated amount of refunds reduces the amount of pass product revenue recognized. We believe our estimate of refund amounts are reasonable; however, actual results could vary materially from such estimates, and we could be required to refund significantly higher amounts than estimated.

•As of October 31, 2021, we had $1.5 billion of cash and cash equivalents, as well as $416.6 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.3 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2021, we had C$272.1 million ($219.6 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($242.2 million) less outstanding borrowings of C$27.0 million ($21.8 million) and a letter of credit outstanding of C$0.8 million ($0.7 million)).

We exited the Financial Covenants Temporary Waiver Period under the Vail Holdings Credit Agreement effective October 31, 2021. As a result, we are required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021 and, upon delivery of a certificate demonstrating compliance with the financial maintenance covenants for such quarter, will no longer be subject to the covenant modifications that were applicable during the temporary waiver period.

We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2021, compared to the three months ended October 31, 2020 (in thousands):

	Three Months Ended October 31,
	2021	2020 (1)
Net loss attributable to Vail Resorts, Inc.	$(139,332)	$(153,766)
Loss before benefit from income taxes	$(202,374)	$(194,499)
Mountain Reported EBITDA	$(110,964)	$(85,160)
Lodging Reported EBITDA	2,551	(9,620)
Resort Reported EBITDA	$(108,413)	$(94,780)
Real Estate Reported EBITDA	$(1,124)	$(1,196)
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.

COVID-19 in general and the associated periodic closures of our Australian ski areas had an adverse impact on our results of operations for both the three months ended October 31, 2021 and 2020, as further described below in our segment results of operations.

Mountain Segment
Three months ended October 31, 2021 compared to the three months ended October 31, 2020
Mountain segment operating results for the three months ended October 31, 2021 and 2020 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2021	2020 (1)
Mountain net revenue:
Lift	$14,329	$33,091	(56.7)%
Ski school	1,473	2,044	(27.9)%
Dining	12,520	3,068	308.1%
Retail/rental	28,376	22,306	27.2%
Other	52,602	38,970	35.0%
Total Mountain net revenue	109,300	99,479	9.9%
Mountain operating expense:
Labor and labor-related benefits	80,427	66,796	20.4%
Retail cost of sales	14,623	12,852	13.8%
General and administrative	64,737	49,961	29.6%
Other	61,991	59,016	5.0%
Total Mountain operating expense	221,778	188,625	17.6%
Mountain equity investment income, net	1,514	3,986	(62.0)%
Mountain Reported EBITDA	$(110,964)	$(85,160)	(30.3)%

Total skier visits	218	287	(24.0)%
ETP	$65.73	$115.30	(43.0)%
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation.

Mountain Reported EBITDA includes $5.4 million and $4.8 million of stock-based compensation expense for the three months ended October 31, 2021 and 2020, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as our North American mountain resorts and ski areas generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of our Australian ski areas, for which the winter season generally occurs from June through early October. Our operations during both the three months ended October 31, 2021 and 2020 were negatively impacted by periodic resort closures at our Australian ski areas due to regional lockdowns as a result of COVID-19. In the current year, all of our Australian ski areas experienced periodic closures, while in the prior year Falls Creek and Hotham experienced periodic closures and Perisher was open for the entire quarter.

Mountain Reported EBITDA decreased $25.8 million, or 30.3%, primarily due to the prior year recognition of $15.4 million of revenue related to the expiration of unredeemed credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products, as well as decreased results at our Australian ski areas, primarily due to periodic COVID-19 related closures at Perisher in the current year. Additionally, Mountain Reported EBITDA decreased due to increased general & administrative expenses resulting primarily due to COVID-19 related cost management in the prior year. These decreases were partially offset by an increase in demand for our North American summer business as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year.

Lift revenue decreased $18.8 million, or 56.7%, primarily due to the prior year recognition of $15.4 million of revenue related to the expiration of unredeemed credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products, which also resulted in a decrease in ETP. Lift revenue was also impacted by a decrease in lift revenue from Perisher, which experienced periodic closures in the current year compared to being open for the entire quarter in the prior year.

Dining revenue increased $9.5 million, or 308.1%, and retail/rental revenue increased $6.1 million, or 27.2%, both primarily due to fewer COVID-19 related limitations and restrictions as compared to the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $13.6 million, or 35.0%, primarily due to fewer COVID-19 related limitations and restrictions as compared to the prior year.

Operating expense increased $33.2 million, or 17.6%, which was primarily attributable to cost discipline efforts associated with lower levels of North American summer operations in the prior year, including limitations, restrictions and closures resulting from COVID-19.

Labor and labor-related benefits increased $13.6 million, or 20.4%, primarily due to increased staffing associated with improved North American summer business demand and COVID-19 related cost actions in the prior year including salary reductions, as well as a decrease of $2.3 million in tax credits associated with COVID-19 related legislation in Canada. Retail cost of sales increased $1.8 million, or 13.8%, compared to an increase in retail sales of 27.9%, reflecting increased margins on a lower mix of aged and discounted retail products. General and administrative expense increased $14.8 million, or 29.6%, primarily due to an increase in allocated corporate overhead costs for all corporate functions, which was impacted by prior year COVID-19 related cost management and uncertainty, as well as a decrease in tax credits of approximately $2.6 million associated with COVID-19 related legislation in Canada and Australia. Other expense increased $3.0 million, or 5.0%, primarily due to increases in variable operating expenses associated with increased revenues.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company decreased $2.5 million, or 62.0%, for the three months ended October 31, 2021 compared to the same period in the prior year due to a lower number of real estate sales and lower average price of those sales.

Lodging Segment

Three months ended October 31, 2021 compared to the three months ended October 31, 2020
Lodging segment operating results for the three months ended October 31, 2021 and 2020 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2021	2020 (1)
Lodging net revenue:
Owned hotel rooms	$21,483	$7,365	191.7%
Managed condominium rooms	13,084	9,329	40.3%
Dining	10,275	1,093	840.1%
Golf	5,109	3,689	38.5%
Other	14,269	9,374	52.2%
	64,220	30,850	108.2%
Payroll cost reimbursements	1,741	1,203	44.7%
Total Lodging net revenue	65,961	32,053	105.8%
Lodging operating expense:
Labor and labor-related benefits	27,649	18,481	49.6%
General and administrative	12,497	9,074	37.7%
Other	21,523	12,915	66.7%
	61,669	40,470	52.4%
Reimbursed payroll costs	1,741	1,203	44.7%
Total Lodging operating expense	63,410	41,673	52.2%
Lodging Reported EBITDA	$2,551	$(9,620)	126.5%

Owned hotel statistics (2):
ADR	$274.51	$204.44	34.3%
RevPAR	$168.84	$57.33	194.5%
Managed condominium statistics (2):
ADR	$233.02	$232.11	0.4%
RevPAR	$50.13	$29.32	71.0%
Owned hotel and managed condominium statistics (combined) (2):
ADR	$252.62	$224.59	12.5%
RevPAR	$78.43	$35.00	124.1%
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation.
(2) RevPAR for the three months ended October 31, 2021 increased compared to the prior comparative period primarily due to the greater impact of limitations and restrictions on North American summer operations resulting from COVID-19 in the prior year.
Lodging Reported EBITDA includes $1.0 million and $0.9 million of stock-based compensation expense for the three months ended October 31, 2021 and 2020, respectively. Lodging Reported EBITDA increased $12.2 million, or 126.5%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American summer operations compared to the prior year as well as increased demand, partially offset by increased general and administrative expenses primarily due to COVID-19 related cost management in the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, golf and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year as well as increased demand.

Operating expense (excluding reimbursed payroll costs) increased 52.4%. Labor and labor related benefits increased 49.6%, primarily due to increased staffing associated with improved North American summer business demand in the current year as a result of fewer COVID-19 related limitations and restrictions and increased demand, as well as the impact of salary reductions in the prior year. General and administrative expense increased 37.7% primarily due to higher allocated corporate overhead costs, which was impacted by prior year COVID-19 related cost management and uncertainty. Other expense increased 66.7%, primarily related to higher variable expenses associated with increased revenue.
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

Three months ended October 31, 2021 compared to the three months ended October 31, 2020
Real Estate segment operating results for the three months ended October 31, 2021 and 2020 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2021	2020
Total Real Estate net revenue	$315	$254	24.0%
Real Estate operating expense:
Cost of sales (including sales commission)	244	203	20.2%
Other	1,226	1,247	(1.7)%
Total Real Estate operating expense	1,470	1,450	1.4%
Gain on sale of real property	31	—	nm
Real Estate Reported EBITDA	$(1,124)	$(1,196)	6.0%

We did not close on any significant real estate transactions during the three months ended October 31, 2021 and 2020. Other operating expense for both the three months ended October 31, 2021 and 2020 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended October 31,		Increase (Decrease)
	2021	2020
Gain (loss) on disposal of fixed assets and other, net	$8,867	$(569)	1,658.3%
Interest expense, net	$(39,545)	$(35,407)	11.7%
Benefit from income taxes	$59,853	$37,478	59.7%
Effective tax rate	29.6%	19.3%	10.3 pts

Gain (loss) on disposal of fixed assets and other, net. Gain (loss) on disposal of fixed assets and other, net for the three months ended October 31, 2021 increased $9.4 million compared to the same period in the prior year, primarily due to proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Interest expense, net. Interest expense, net for the three months ended October 31, 2021 increased $4.1 million compared to the same period in the prior year, primarily due to non-cash interest expense associated with amortization of the debt discount for the 0.0% Convertible Notes, which were issued in December 2020.

Benefit from income taxes.  At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three months ended October 31, 2021 was 29.6% compared to 19.3% for the three months ended October 31, 2020.

The increase in the effective tax rate for the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily due to the lesser impact from favorable permanent items and discrete items relative to the higher estimated pre-tax book income for the full fiscal year as compared to the prior year, including excess tax benefits of employee share award exercises and the statute closing on our uncertain tax positions.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2021 and 2020 (in thousands):

	Three Months Ended October 31,
	2021	2020 (1)
Net loss attributable to Vail Resorts, Inc.	$(139,332)	$(153,766)
Net loss attributable to noncontrolling interests	(3,189)	(3,255)
Net loss	(142,521)	(157,021)
Benefit from income taxes	(59,853)	(37,478)
Loss before benefit from income taxes	(202,374)	(194,499)
Depreciation and amortization	61,489	62,628
(Gain) loss on disposal of fixed assets and other, net	(8,867)	569
Change in fair value of contingent consideration	2,000	802
Investment income and other, net	(499)	(343)
Foreign currency gain on intercompany loans	(831)	(540)
Interest expense, net	39,545	35,407
Total Reported EBITDA	$(109,537)	$(95,976)

Mountain Reported EBITDA	$(110,964)	$(85,160)
Lodging Reported EBITDA	2,551	(9,620)
Resort Reported EBITDA	(108,413)	(94,780)
Real Estate Reported EBITDA	(1,124)	(1,196)
Total Reported EBITDA	$(109,537)	$(95,976)
(1) Segment results for the three months ended October 31, 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.
The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31
	2021	2020
Long-term debt, net	$2,704,583	$2,387,861
Long-term debt due within one year	114,795	63,707
Total debt	2,819,378	2,451,568
Less: cash and cash equivalents	1,468,380	462,212
Net Debt	$1,350,998	$1,989,356

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2021 and 2020 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2021	2020
Net cash provided by operating activities	$349,021	$111,993
Net cash used in investing activities	$(39,857)	$(29,274)
Net cash used in financing activities	$(84,734)	$(12,684)

Historically, our operations generate seasonally low operating cash flow in the first fiscal quarter given that the first and the prior year’s fourth fiscal quarters have limited North American Mountain segment operations.

Three months ended October 31, 2021 compared to the three months ended October 31, 2020
We generated $349.0 million of cash from operating activities during the three months ended October 31, 2021, an increase of $237.0 million compared to $112.0 million generated during the three months ended October 31, 2020. The increase in operating cash flows was primarily a result of an increase in pass product sales and associated accounts receivable collections during the three months ended October 31, 2021 compared to the prior year, which was impacted by the delayed timing of pass purchases and collections associated with COVID-19 in the prior year and the impact of credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products in the prior year. This increase was partially offset by (i) a decrease in accounts payable and accrued liabilities as compared to the beginning of the fiscal year, primarily associated with the lower level of operations as of the beginning of the prior fiscal year resulting from COVID-19, (ii) an increase in inventory purchases during the three months ended October 31, 2021 relative to the prior year and (iii) an increase in credit card fees paid of approximately $15.0 million associated with the increase in pass product sales collections.

Cash used in investing activities for the three months ended October 31, 2021 increased by $10.6 million primarily due to an increase in capital expenditures of approximately $20.0 million as a result of the deferral of discretionary capital projects in the prior year related to the Company’s decision to prioritize near-term liquidity. This increase was partially offset by proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company.

Cash used in financing activities increased by $72.1 million during the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to an increase in net payments under the revolver component of our Whistler Credit Agreement of $37.3 million and an increase in dividends paid of $35.6 million.

Significant Sources of Cash
We had $1,468.4 million of cash and cash equivalents as of October 31, 2021, compared to $462.2 million as of October 31, 2020. The increase was primarily associated with Mountain and Lodging segment operating cash flows and the issuance of our $575.0 million 0.0% Convertible Notes in December 2020. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $1,468.4 million of cash and cash equivalents at October 31, 2021, we had $416.6 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2021 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.3 million). Additionally, we had C$272.1 million ($219.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($242.2 million) less outstanding borrowings of C$27.0 million ($21.8 million) and a letter of credit outstanding of C$0.8 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at LIBOR plus 1.50% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We currently anticipate we will spend approximately $115 million to $120 million on resort capital expenditures during calendar year 2021, excluding one-time items associated with integrations of $5 million and $12 million of reimbursable investments, as well as real estate related capital. Including these one-time items, we expect that our total capital plan will be approximately $135 million to $140 million. Included in these estimated capital expenditures are approximately $75 million to $80 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. Discretionary expenditures expected for calendar year 2021 include, among other projects, several investments which were previously deferred from calendar year 2020 as a result of COVID-19 and are subject to regulatory approvals, including the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek; a new four-person high speed lift to serve Peak 7 at Breckenridge; replacing the Peru lift at Keystone with a six-person high speed chairlift; replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and an upgrade of the four-person Quantum lift at Okemo to a six-person high speed chairlift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip chairlift. We also expect to continue to invest in company-wide technology enhancements to support our data driven approach, guest experience and corporate infrastructure which improve our scalability and efficiency as we work to optimize our processes, business analytics and cost discipline across the network, as well as upgrades to the infrastructure of our guest contact centers.

We had spent approximately $98 million for capital expenditures in calendar year 2021 as of October 31, 2021, leaving approximately $37 million to $42 million to spend in the remainder of calendar year 2021, including anticipated investments for integrations and real estate related projects.

We expect our capital plan for calendar year 2022 will be approximately $315 million to $325 million, excluding approximately $3 million of one-time items associated with real estate related capital. This is approximately $150 million above our typical annual capital plan, based on inflation and previous additions for acquisitions, and includes approximately $20 million of incremental spending to complete the one-time capital plans associated with the Peak Resorts and Triple Peaks acquisitions. Including one-time real estate related capital, our total capital plan is expected to be approximately $318 million to $328 million. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of October 31, 2021, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.9 billion debt outstanding as of October 31, 2021) are not due until fiscal year 2025 and beyond. As of October 31, 2021 and 2020, total long-term debt, net (including long-term debt due within one year) was $2.8 billion and $2.5 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $2.0 billion as of October 31, 2020 to $1.4 billion as of October 31, 2021, primarily due to Mountain and Lodging segment operating cash flows.

As of October 31, 2021, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

The Company exited the Financial Covenants Temporary Waiver Period under the Vail Holdings Credit Agreement effective October 31, 2021. As a result, we are required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021 and, upon delivery of a certificate demonstrating compliance with the financial maintenance covenants for such quarter, will no longer be subject to the covenant modifications that were applicable during the temporary waiver period.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.8 billion of variable-rate debt outstanding as of October 31, 2021. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $8.0 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of COVID-19, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On December 8, 2021, the Company’s Board of Directors approved a cash dividend of $0.88 per share payable on January 11, 2022 to stockholders of record as of December 28, 2021. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on January 11, 2022 to shareholders of record on December 28, 2021. For the three months ended October 31, 2021, we paid cash dividends of $0.88 per share ($35.6 million in the aggregate). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the three months ended October 31, 2021 and 2020. Since inception of this stock repurchase program through October 31, 2021, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of October 31, 2021, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio, Secured Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments and make certain affiliate transfers, and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2021. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
•adverse consequences of current or future legal claims; and
•changes in accounting judgments and estimates, accounting principles, policies or guidelines.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of our Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2021, we had approximately $0.8 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 27% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2021 of approximately 2.6%. Based on variable-rate borrowings outstanding as of October 31, 2021, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $8.0 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing gains, and foreign currency gain on intercompany loans recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2021	2020
Foreign currency translation adjustments	$15,137	$1,773
Foreign currency gain on intercompany loans	$831	$540

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, under the supervision and with participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The Company, including its CEO and CFO, does not expect that the Company’s controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 23, 2021, as of and for the year ended July 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of October 31, 2021, 33,697 Exchangeco Shares had not yet been exchanged into Vail Shares.
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

10.2*
Executive Employment Agreement, between Vail Resorts, Inc. and Kirsten A. Lynch effective November 1, 2021. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on November 1, 2021) (File Number 001-09614).

10.3	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021) (File Number 001-09614)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 9, 2021	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2021	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)