Form 10-Q
period 2022-01-31
VAIL RESORTS INC
filed 2022-03-14
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 10, 2022, 40,553,539 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2022	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,407,019	$1,243,962	$1,301,003
Restricted cash	15,643	14,612	11,001
Trade receivables, net	167,088	345,408	117,012
Inventories, net	104,573	80,316	86,876
Other current assets	73,104	61,288	57,559
Total current assets	1,767,427	1,745,586	1,573,451
Property, plant and equipment, net (Note 7)	2,190,332	2,067,876	2,158,863
Real estate held for sale or investment	95,331	95,615	96,801
Goodwill, net (Note 7)	1,764,106	1,781,047	1,760,908
Intangible assets, net	318,078	319,110	318,983
Operating right-of-use assets	198,672	204,716	215,377
Other assets	35,796	37,106	41,450
Total assets	$6,369,742	$6,251,056	$6,165,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,067,137	$815,472	$831,794
Income taxes payable	24,153	48,812	37,862
Long-term debt due within one year (Note 5)	63,746	114,117	112,796
Total current liabilities	1,155,036	978,401	982,452
Long-term debt, net (Note 5)	2,695,589	2,736,175	2,768,015
Operating lease liabilities	188,797	190,561	210,855
Other long-term liabilities (Note 7)	254,209	264,034	251,913
Deferred income taxes, net	282,427	252,817	266,152
Total liabilities	4,576,058	4,421,988	4,479,387
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,713, 46,552 and 46,416 shares issued, respectively	467	466	465
Exchangeable shares, $0.01 par value, 33, 34 and 35 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,172,595	1,196,993	1,216,489
Accumulated other comprehensive income	10,418	27,799	8,226
Retained earnings	786,473	773,752	639,934
Treasury stock, at cost, 6,161 shares (Note 11)	(404,411)	(404,411)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,565,542	1,594,599	1,460,703
Noncontrolling interests	228,142	234,469	225,743
Total stockholders’ equity	1,793,684	1,829,068	1,686,446
Total liabilities and stockholders’ equity	$6,369,742	$6,251,056	$6,165,833
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net revenue:
Mountain and Lodging services and other	$770,300	$597,110	$892,160	$701,384
Mountain and Lodging retail and dining	136,055	87,219	189,456	114,477
Resort net revenue	906,355	684,329	1,081,616	815,861
Real Estate	180	315	495	569
Total net revenue	906,535	684,644	1,082,111	816,430
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	364,336	293,971	548,061	448,108
Mountain and Lodging retail and dining cost of products sold	53,715	37,366	77,944	54,498
General and administrative	91,261	78,121	168,495	137,150
Resort operating expense	509,312	409,458	794,500	639,756
Real Estate operating expense	1,511	1,615	2,981	3,065
Total segment operating expense	510,823	411,073	797,481	642,821
Other operating (expense) income:
Depreciation and amortization	(62,070)	(62,663)	(123,559)	(125,291)
Gain on sale of real property	931	—	962	—
Change in estimated fair value of contingent consideration (Note 8)	(16,780)	(1,000)	(18,780)	(1,802)
Gain (loss) on disposal of fixed assets and other, net	7,347	(2,192)	16,214	(2,761)
Income from operations	325,140	207,716	159,467	43,755
Mountain equity investment income, net	818	1,180	2,332	5,166
Investment income and other, net	257	167	756	510
Foreign currency (loss) gain on intercompany loans (Note 5)	(2,870)	5,135	(2,039)	5,675
Interest expense, net	(37,366)	(37,847)	(76,911)	(73,254)
Income (loss) before (provision for) benefit from income taxes	285,979	176,351	83,605	(18,148)
(Provision for) benefit from income taxes	(52,049)	(27,221)	7,804	10,257
Net income (loss)	233,930	149,130	91,409	(7,891)
Net (income) loss attributable to noncontrolling interests	(10,539)	(1,332)	(7,350)	1,923
Net income (loss) attributable to Vail Resorts, Inc.	$223,391	$147,798	$84,059	$(5,968)
Per share amounts (Note 4):
Basic net income (loss) per share attributable to Vail Resorts, Inc.	$5.51	$3.67	$2.08	$(0.15)
Diluted net income (loss) per share attributable to Vail Resorts, Inc.	$5.47	$3.62	$2.06	$(0.15)
Cash dividends declared per share	$0.88	$—	$1.76	$—
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net income (loss)	$233,930	$149,130	$91,409	$(7,891)
Foreign currency translation adjustments	(48,857)	75,484	(33,720)	77,257
Change in estimated fair value of hedging instruments, net of tax	4,483	1,307	8,828	5,962
Comprehensive income	189,556	225,921	66,517	75,328
Comprehensive (income) loss attributable to noncontrolling interests	(436)	(17,510)	161	(16,233)
Comprehensive income attributable to Vail Resorts, Inc.	$189,120	$208,411	$66,678	$59,095
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, October 31, 2020	$464	$—	$1,130,318	$(52,387)	$492,136	$(404,411)	$1,166,120	$209,607	$1,375,727
Comprehensive income:
Net income	—	—	—	—	147,798	—	147,798	1,332	149,130
Foreign currency translation adjustments	—	—	—	59,306	—	—	59,306	16,178	75,484
Change in estimated fair value of hedging instruments, net of tax	—	—	—	1,307	—	—	1,307	—	1,307
Total comprehensive income							208,411	17,510	225,921
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	6,579	—	—	—	6,579	—	6,579
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(474)	—	—	—	(473)	—	(473)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,374)	(1,374)
Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446

Balance, October 31, 2021	$466	$—	$1,192,901	$44,689	$598,796	$(404,411)	$1,432,441	$233,989	$1,666,430
Comprehensive income:
Net income	—	—	—	—	223,391	—	223,391	10,539	233,930
Foreign currency translation adjustments	—	—	—	(38,754)	—	—	(38,754)	(10,103)	(48,857)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	4,483	—	—	4,483	—	4,483
Total comprehensive income							189,120	436	189,556
Stock-based compensation expense	—	—	6,479	—	—	—	6,479	—	6,479
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(26,785)	—	—	—	(26,784)	—	(26,784)
Dividends (Note 4)	—	—	—	—	(35,714)	—	(35,714)	—	(35,714)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,283)	(6,283)
Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive income:
Net loss	—	—	—	—	(5,968)	—	(5,968)	(1,923)	(7,891)
Foreign currency translation adjustments	—	—	—	59,101	—	—	59,101	18,156	77,257
Change in estimated fair value of hedging instruments, net of tax	—	—	—	5,962	—	—	5,962	—	5,962
Total comprehensive income							59,095	16,233	75,328
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	12,333	—	—	—	12,333	—	12,333
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(7,534)	—	—	—	(7,533)	—	(7,533)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,415)	(5,415)
Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446

Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive income:
Net income	—	—	—	—	84,059	—	84,059	7,350	91,409
Foreign currency translation adjustments	—	—	—	(26,209)	—	—	(26,209)	(7,511)	(33,720)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	8,828	—	—	8,828	—	8,828
Total comprehensive income							66,678	(161)	66,517
Stock-based compensation expense	—	—	12,904	—	—	—	12,904	—	12,904
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(37,302)	—	—	—	(37,301)	—	(37,301)
Dividends (Note 4)	—	—	—	—	(71,338)	—	(71,338)	—	(71,338)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,166)	(6,166)
Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$91,409	$(7,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,559	125,291
Stock-based compensation expense	12,904	12,333
Deferred income taxes, net	9,214	(8,779)
Change in estimated fair value of contingent consideration	18,780	1,802
Other non-cash income, net	(602)	(1,698)
Changes in assets and liabilities:
Trade receivables, net	178,252	(9,014)
Inventories, net	(23,627)	16,151
Accounts payable and accrued liabilities	89,502	111,481
Deferred revenue	147,614	220,846
Income taxes payable - excess tax benefit from share award exercises	(17,018)	(1,478)
Income taxes payable - other	(7,581)	(2,454)
Other assets and liabilities, net	(11,077)	2,479
Net cash provided by operating activities	611,329	459,069
Cash flows from investing activities:
Capital expenditures	(128,854)	(67,338)
Acquisition of business, net of cash acquired	(118,099)	—
Other investing activities, net	21,421	1,608
Net cash used in investing activities	(225,532)	(65,730)
Cash flows from financing activities:
Proceeds from borrowings under Whistler Credit Agreement	—	21,144
Proceeds from borrowings under 0.0% Convertible Notes	—	575,000
Repayments of borrowings under Vail Holdings Credit Agreement	(31,250)	(31,250)
Repayments of borrowings under Whistler Credit Agreement	(23,145)	(22,380)
Repayment of EB-5 Development Notes	(51,500)	—
Employee taxes paid for share award exercises	(37,302)	(7,534)
Dividends paid	(71,338)	—
Other financing activities, net	(6,158)	(21,693)
Net cash (used in) provided by financing activities	(220,693)	513,287
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,016)	3,292
Net increase in cash, cash equivalents and restricted cash	164,088	909,918
Cash, cash equivalents and restricted cash:
Beginning of period	1,258,574	402,086
End of period	$1,422,662	$1,312,004

Non-cash investing activities:
Accrued capital expenditures	$17,388	$12,877
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

The Company refers to “Resort” as the combination of the Mountain and Lodging segments. In the Mountain segment, the Company operates the following 40 destination mountain resorts and regional ski areas:

PACIFIC NORTHWEST
WHISTLER BLACKCOMB*
STEVENS PASS
TAHOE
NORTHSTAR*
HEAVENLY*
KIRKWOOD*
ROCKIES
PARK CITY*
CRESTED BUTTE*
BEAVER CREEK*
VAIL*
BRECKENRIDGE*
KEYSTONE*
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
NORTHEAST
STOWE
ATTITASH
WILDCAT
MOUNT SUNAPEE
CROTCHED MOUNTAIN
OKEMO
MOUNT SNOW
HUNTER MOUNTAIN
MID-ATLANTIC
JACK FROST
BIG BOULDER
ROUNDTOP
LIBERTY MOUNTAIN
WHITETAIL
LAUREL MOUNTAIN
HIDDEN VALLEY
SEVEN SPRINGS MOUNTAIN
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

In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts; National Park Service (“NPS”) concessionaire properties including the Grand Teton Lodge Company, which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of January 31, 2022 are presented below (in thousands):

	January 31, 2022
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$623,124
0.0% Convertible Notes	$487,824	$576,466
EPR Secured Notes	$134,909	$203,120
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

3.     Revenues
Revenue Recognition

Revenue from the sale of pass products is recognized as lift revenue throughout the ski season, as the Company's performance obligations are satisfied as control of the service (e.g., access to ski areas throughout the ski season) is transferred to customers. In accordance with Topic 606, the Company estimates progress towards satisfaction of its performance obligations using an output method that best depicts the transfer of control of the service to its customers.

Historically, the output method measured progress toward satisfaction of the Company’s performance obligations based on the estimated number of pass product holder visits relative to total expected visits, based on historical data, which the Company believed to provide a faithful depiction of its customers’ pass product usage. When sufficient historical data to determine usage patterns was not available, such as in the case of new product offerings, progress was measured on a straight-line basis throughout the ski season until sufficient historical usage patterns were available. Beginning August 1, 2021, progress towards satisfaction of the Company’s performance obligations for all passes is measured using an output method based on the skiable days of the season to date relative to the total estimated skiable days of the season, which effectively results in revenue being recorded on a straight-line basis throughout the ski season. Total estimated skiable days is based on actual resort opening and estimated closing dates. The Company believes this method best estimates the value transferred to the customer to date relative to the remaining services promised under the contract. Due to the strong correlation between historical pass product usage and skiable days, the change in the Company’s method of estimating progress toward satisfaction of the performance obligation alone does not have a material effect on the recognition pattern of pass product revenue.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021(1)	2022	2021(1)
Mountain net revenue:
Lift	$521,582	$430,775	$535,911	$463,866
Ski School	92,072	56,390	93,545	58,434
Dining	54,049	32,227	66,569	35,295
Retail/Rental	126,831	90,126	155,207	112,432
Other	39,841	32,460	92,443	71,430
Total Mountain net revenue	$834,375	$641,978	$943,675	$741,457
Lodging net revenue:
Owned hotel rooms	$13,584	$6,708	$35,067	$14,073
Managed condominium rooms	33,125	20,336	46,209	29,665
Dining	8,375	2,448	18,650	3,541
Transportation	5,766	2,947	7,559	2,947
Golf	—	—	5,118	3,691
Other	9,269	7,894	21,736	17,266
	70,119	40,333	134,339	71,183
Payroll cost reimbursements	1,861	2,018	3,602	3,221
Total Lodging net revenue	$71,980	$42,351	$137,941	$74,404
Total Resort net revenue	$906,355	$684,329	$1,081,616	$815,861
Total Real Estate net revenue	180	315	495	569
Total net revenue	$906,535	$684,644	$1,082,111	$816,430
(1) Segment results for the three and six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation. See Note 10 for additional information.

Contract Balances
Deferred revenue balances of a short-term nature were $611.5 million and $456.5 million as of January 31, 2022 and July 31, 2021, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, was $120.6 million and $121.0 million as of January 31, 2022 and July 31, 2021, respectively. For the three and six months ended January 31, 2022, the Company recognized approximately $177.6 million and $223.0 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2021. As of January 31, 2022, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivables, net were $167.1 million and $345.4 million as of January 31, 2022 and July 31, 2021, respectively.

Costs to Obtain Contracts with Customers
As of January 31, 2022, $11.7 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization generally beginning in the second quarter of fiscal 2022, commensurate with the revenue recognized for related pass products. The Company recorded amortization of $10.0 million and $10.1 million, respectively, for these costs during the three and six months ended January 31, 2022, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$223,391	$223,391	$147,798	$147,798
Weighted-average Vail Shares outstanding	40,505	40,505	40,253	40,253
Weighted-average Exchangeco Shares outstanding	33	33	35	35
Total Weighted-average shares outstanding	40,538	40,538	40,288	40,288
Effect of dilutive securities	—	282	—	521
Total shares	40,538	40,820	40,288	40,809
Net income per share attributable to Vail Resorts	$5.51	$5.47	$3.67	$3.62

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately zero and 5,000 for the three months ended January 31, 2022 and 2021, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2022 and 2021 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income (loss) per share:
Net income (loss) attributable to Vail Resorts	$84,059	$84,059	$(5,968)	$(5,968)
Weighted-average Vail Shares outstanding	40,460	40,460	40,233	40,233
Weighted-average Exchangeco Shares outstanding	33	33	35	35
Total Weighted-average shares outstanding	40,493	40,493	40,268	40,268
Effect of dilutive securities	—	344	—	—
Total shares	40,493	40,837	40,268	40,268
Net income (loss) per share attributable to Vail Resorts	$2.08	$2.06	$(0.15)	$(0.15)

The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 1,000 and 0.6 million for the six months ended January 31, 2022 and 2021, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price of $407.17 per share of common stock, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended January 31, 2022 and January 31, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and six months ended January 31, 2022, the Company paid cash dividends of $0.88 and $1.76 per share, respectively ($35.7 million and $71.3 million, respectively, including cash dividends paid to Exchangeco shareholders). The Company did not pay cash dividends during the three and six months ended January 31, 2021. On March 11, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on April 14, 2022 to stockholders of record as of March 30, 2022. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 14, 2022 to shareholders of record on March 30, 2022.

5.    Long-Term Debt
Long-term debt, net as of January 31, 2022, July 31, 2021 and January 31, 2021 is summarized as follows (in thousands):

	Maturity	January 31, 2022	July 31, 2021	January 31, 2021
Vail Holdings Credit Agreement term loan (a)	2024	$1,109,375	$1,140,625	$1,171,875
Vail Holdings Credit Agreement revolver (a)	2024	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2026	21,243	44,891	60,243
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	—	51,500	51,500
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	354,713	351,820	348,927
Other	2022-2034	17,562	17,941	17,875
Total debt		2,844,630	2,948,514	2,992,157
Less: Unamortized premiums, discounts and debt issuance costs		85,295	98,222	111,346
Less: Current maturities (e)		63,746	114,117	112,796
Long-term debt, net		$2,695,589	$2,736,175	$2,768,015

(a)On December 18, 2020, Vail Holdings, Inc. (“VHI”), certain subsidiaries of the Company, as guarantors, Bank of America, N.A. (“Bank of America”), as administrative agent, and certain Lenders entered into a Fourth Amendment to the Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, VHI was exempted from complying with certain financial maintenance covenants for fiscal quarters ending through January 31, 2022 (unless VHI made a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), and the Company was prohibited from undertaking certain activities during such period. On October 31, 2021, VHI exited the Financial Covenants Temporary Waiver Period. As a result, the Company was required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021, and the Company is no longer subject to the covenant modifications that were applicable during the Financial Covenants Temporary Waiver Period.

As of January 31, 2022, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.1 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.50% as of January 31, 2022 (1.61% as of January 31, 2022). The Vail Holdings Credit Agreement, as amended by the Fourth Amendment, contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.3% as of January 31, 2022).

(b)The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature. As of the issuance date, the estimated liability was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Condensed Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represented a debt discount of $109.7 million as of the issuance date and is being amortized to interest expense, net over the term. The balance of the unamortized debt discount was $87.2 million as of January 31, 2022.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2022, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2026. No other material terms of the Whistler Credit Agreement were amended. As of January 31, 2022, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 2.31% as of January 31, 2022). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2022 is equal to 0.4% per annum.

(d)On September 24, 2019, in conjunction with the acquisition of Peak Resorts, Inc. (”Peak Resorts”), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2022, interest on this note accrued at a rate of 11.55%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2022, interest on this note accrued at a rate of 11.07%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2022, interest on this note accrued at a rate of 11.07%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2022, interest on this note accrued at a rate of 11.96%.

v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2022, interest on this note accrued at a rate of 8.72%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of January 31, 2022, the Company had funded the EPR debt service reserve account in an amount equal to approximately $3.2 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2022 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2022 (February 2022 through July 2022)	$31,701
2023	69,890
2024	63,798
2025	1,553,883
2026	575,415
Thereafter	549,943
Total debt	$2,844,630

The Company recorded interest expense of $37.4 million and $37.8 million for the three months ended January 31, 2022 and 2021, respectively, of which $1.5 million and $1.2 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $76.9 million and $73.3 million for the six months ended January 31, 2022 and 2021, respectively, of which $2.9 million and $1.9 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $2.9 million and $2.0 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2022 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $5.1 million and $5.7 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2021 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Seven Springs Mountain Resort, Hidden Valley Resort & Laurel Mountain Ski Area
On December 31, 2021, the Company, through a wholly-owned subsidiary, acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania from Seven Springs Mountain Resort, Inc. and its affiliates for a cash purchase price of approximately $118.3 million, after adjustments for certain agreed-upon terms, which the Company funded with cash on hand. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as a hotel, conference center and other related operations.

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$3,339
Property, plant and equipment	118,415
Goodwill	5,634
Identifiable intangible assets and other assets	5,335
Liabilities	(14,460)
Net assets acquired	$118,263
Identifiable intangible assets acquired in the transaction were primarily related to advanced lodging bookings and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the six months ended January 31, 2022. The operating results of the acquired resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.
The estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.
7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2022	July 31, 2021	January 31, 2021
Land and land improvements	$767,433	$756,517	$759,056
Buildings and building improvements	1,564,845	1,496,402	1,499,525
Machinery and equipment	1,504,991	1,417,705	1,410,781
Furniture and fixtures	318,434	308,432	323,490
Software	126,742	122,778	120,016
Vehicles	82,710	80,328	81,767
Construction in progress	114,165	67,710	58,753
Gross property, plant and equipment	4,479,320	4,249,872	4,253,388
Accumulated depreciation	(2,288,988)	(2,181,996)	(2,094,525)
Property, plant and equipment, net	$2,190,332	$2,067,876	$2,158,863

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2022	July 31, 2021	January 31, 2021
Trade payables	$137,895	$98,261	$86,251
Deferred revenue	611,477	456,457	480,353
Accrued salaries, wages and deferred compensation	59,008	54,286	59,665
Accrued benefits	46,894	47,368	44,549
Deposits	80,547	35,263	31,472
Operating lease liabilities	35,438	34,668	36,878
Other liabilities	95,878	89,169	92,626
Total accounts payable and accrued liabilities	$1,067,137	$815,472	$831,794

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the six months ended January 31, 2022 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2021	$1,738,836	$42,211	$1,781,047
Acquisition	2,479	3,155	5,634
Effects of changes in foreign currency exchange rates	(22,575)	—	(22,575)
Balance at January 31, 2022	$1,718,740	$45,366	$1,764,106

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

The table below summarizes the Company’s cash equivalents, other current assets, interest rate swaps and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of January 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,306	$504,306	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,564	$—	$9,564	$—
Liabilities:
Interest Rate Swaps	$1,155	$—	$1,155	$—
Contingent Consideration	$40,900	$—	$—	$40,900

	Estimated Fair Value Measurement as of July 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,782	$253,782	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,945	$—	$259,945	$—
Liabilities:
Interest Rate Swaps	$12,942	$—	$12,942	$—
Contingent Consideration	$29,600	$—	$—	$29,600

	Estimated Fair Value Measurement as of January 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$204,070	$204,070	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$8,734	$—	$8,734	$—
Liabilities:
Interest Rate Swaps	$16,548	$—	$16,548	$—
Contingent Consideration	$17,000	$—	$—	$17,000

The Company’s cash equivalents, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2022 and 2021.

The changes in Contingent Consideration during the six months ended January 31, 2022 and 2021 were as follows (in thousands):

Balance as of July 31, 2021 and 2020, respectively	$29,600	$17,800
Payments	(7,480)	(2,602)
Change in estimated fair value	18,780	1,802
Balance as of January 31, 2022 and 2021, respectively	$40,900	$17,000

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.0%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.1 million to $7.4 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2022, the Company made a payment to the landlord for Contingent Consideration of approximately $7.5 million and recorded an increase of approximately $18.8 million which was primarily associated with the estimated Contingent Consideration payment for the fiscal year ending July 31, 2022. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $40.9 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.8 million, $2.0 million and $2.1 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2022, July 31, 2021 and January 31, 2021, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2022, the Company had various letters of credit outstanding totaling $78.1 million, consisting of $53.4 million to support the Employee Housing Bonds and $24.7 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of January 31, 2022, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2022, July 31, 2021 and January 31, 2021, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

On August 1, 2021, the Company revised its segment reporting to move certain dining and golf operations from the Lodging segment to the Mountain segment. Segment reporting results for the prior year periods have been adjusted retrospectively to conform to the current period presentation.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021 (1)	2022	2021 (1)
Net revenue:
Mountain	$834,375	$641,978	943,675	741,457
Lodging	71,980	42,351	137,941	74,404
Total Resort net revenue	906,355	684,329	1,081,616	815,861
Real Estate	180	315	495	569
Total net revenue	$906,535	$684,644	$1,082,111	$816,430
Segment operating expense:
Mountain	$446,700	$360,629	$668,478	$549,254
Lodging	62,612	48,829	126,022	90,502
Total Resort operating expense	509,312	409,458	794,500	639,756
Real Estate	1,511	1,615	2,981	3,065
Total segment operating expense	$510,823	$411,073	$797,481	$642,821
Gain on sale of real property	$931	$—	$962	$—
Mountain equity investment income, net	$818	$1,180	$2,332	$5,166
Reported EBITDA:
Mountain	$388,493	$282,529	$277,529	$197,369
Lodging	9,368	(6,478)	11,919	(16,098)
Resort	397,861	276,051	289,448	181,271
Real Estate	(400)	(1,300)	(1,524)	(2,496)
Total Reported EBITDA	$397,461	$274,751	$287,924	$178,775
Real estate held for sale or investment	$95,331	$96,801	$95,331	$96,801
Reconciliation from net income (loss) attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income (loss) attributable to Vail Resorts, Inc.	$223,391	$147,798	$84,059	$(5,968)
Net income (loss) attributable to noncontrolling interests	10,539	1,332	7,350	(1,923)
Net income (loss)	233,930	149,130	91,409	(7,891)
Provision (benefit) from income taxes	52,049	27,221	(7,804)	(10,257)
Income (loss) before provision (benefit) from income taxes	285,979	176,351	83,605	(18,148)
Depreciation and amortization	62,070	62,663	123,559	125,291
Change in estimated fair value of contingent consideration	16,780	1,000	18,780	1,802
(Gain) loss on disposal of fixed assets and other, net	(7,347)	2,192	(16,214)	2,761
Investment income and other, net	(257)	(167)	(756)	(510)
Foreign currency loss (gain) on intercompany loans	2,870	(5,135)	2,039	(5,675)
Interest expense, net	37,366	37,847	76,911	73,254
Total Reported EBITDA	$397,461	$274,751	$287,924	$178,775
(1) Segment results for the three and six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation.

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three and six months ended January 31, 2022 and 2021. Since inception of its share repurchase program through January 31, 2022, the Company has repurchased 6,161,141 Vail Shares for approximately $404.4 million. As of January 31, 2022, 1,338,859 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2022 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2022 and 2021 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 23, 2021, and Item 1A “Risk Factors” of Part II of this Form 10-Q.

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

Items excluded from Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net loss, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Condensed Financial Statements as indicators of financial performance or liquidity. Because Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Resort Reported EBITDA, Total Reported EBITDA and Net Debt, as presented herein, may not be comparable to other similarly titled measures of other companies. In addition, our segment Reported EBITDA (i.e., Mountain, Lodging and Real Estate), the measure of segment profit or loss required to be disclosed in accordance with GAAP, may not be comparable to other similarly titled measures of other companies.

Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments.

Mountain Segment
In the Mountain segment, the Company operates the following 40 destination mountain resorts and regional ski areas:

*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 63% and 67% of Mountain segment net revenue for the three months ended January 31, 2022 and 2021, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the three months ended January 31, 2022, Destination guests comprised approximately 55% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 45% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 48% and 52%, respectively, for the three months ended January 31, 2021 and 55% and 45%, respectively, for the three months ended January 31, 2020. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. The impacts of COVID-19, including travel restrictions, continue to have an adverse impact on Destination visitation, particularly for international guests, as demand for long-distance travel continues to be lower than normal. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product valid at each of our resorts, purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in two tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2022/2023 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. As such, our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the skiable days of the season to date relative to the total estimated skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass lift product revenue (“non-pass revenue”). For the three months ended January 31, 2022 and 2021, approximately 68% and 70%, respectively, of our total lift revenue recognized was comprised of pass revenue. Pass revenue recognized year to date (excluding the Seven Springs Resorts), which is primarily recognized in our second fiscal quarter, represents approximately 46% and 50%, of our total North American pass product sales for the 2021/2022 and 2020/2021 North American ski season, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30. The decrease in the portion of pass revenue recognized year to date compared to the prior year is the result of challenging early season conditions during the early portion of the 2021/2022 North American ski season, which resulted in delayed openings for a number of our Resorts. As a result, we expect to recognize approximately $33 million of pass revenue during the three months ending April 30, 2022 that would have been recognized during the three months ended January 31, 2022 had we been able to open as originally planned.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

We continue to be impacted negatively by COVID-19, and we believe that the increase in COVID-19 cases associated with the Omicron variant negatively impacted our North American ski season results during the six months ended January 31, 2022. However, our results to date have significantly outperformed results from the prior year, due to the greater impact of COVID-19 and related limitations and restrictions on results for the prior year. In addition, the ongoing impacts of COVID-19 resulted in restrictions, limitations or closures of our Australian ski area operations during the three months ended October 31, 2021 and 2020. These actions, trends and the COVID-19 pandemic in general had a significant adverse impact on our results of operations for the three and six months ended January 31, 2022 and 2021, and could continue to have an adverse impact for the remainder of the year ending July 31, 2022 (“Fiscal 2022”) and beyond.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% and 91% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended January 31, 2022 and 2021, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

The ongoing impacts of the COVID-19 pandemic have resulted in reduced occupancy at our lodging properties during the 2021/2022 and 2020/2021 North American ski seasons, although we have seen significantly improved results compared to the prior year. In addition, the ongoing impacts of COVID-19 resulted in restrictions, limitations, or closures of our North American summer operations for both the three months ended October 31, 2021 and 2020. In the prior year, GTLC was particularly impacted by the closures of Jackson Lake Lodge and Jenny Lake Lodge, as well as restrictions on guided activities, in-restaurant dining and the temporary closure of many facilities, among others. These actions, trends and the COVID-19 pandemic in general, had an adverse impact on our results of operations for the three and six months ended January 31, 2022 and 2021, and could continue to have an adverse impact for the remainder of Fiscal 2022 and beyond.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and in this Form 10-Q, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•COVID-19 has led to travel restrictions and other adverse economic impacts in global and local economies. Our operations continue to be negatively impacted by COVID-19 and associated government-mandated restrictions, including vaccination requirements, travel restrictions, and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of the safety of our guests, employees and resort communities. The ongoing impacts of COVID-19 and associated regional shutdowns resulted in periodic closures of our Australian ski areas during their 2021 ski seasons. Although we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic as well as the related global or other travel restrictions and other adverse impacts, we have experienced a negative change in performance and our future performance could also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and lower commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of COVID-19 will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of the 2021/2022 North American ski season.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. During Fiscal 2021, pass product revenue represented approximately 61% of total lift revenue. Pass revenue increased approximately $52.1 million, or 17.2%, for the three months ended January 31, 2022 compared to the same period in the prior year, primarily due to increased pass product sales results leading into the season. The increase was partially offset by delayed Resort openings, as discussed above, which we expect will shift the recognition of approximately $33 million of pass product revenue into the third quarter of Fiscal 2022 that would have otherwise been recognized in the second quarter of Fiscal 2022. Additionally, deferred revenue related to North American pass product sales (excluding assumed deferred revenue associated with the Seven Springs Resorts, as defined below) was approximately $425.5 million as of January 31, 2022 (compared to approximately $310.0 million as of January 31, 2021).

•The 2021/2022 North American ski season got off to a slow start with challenging early season conditions, resulting in delayed openings and limited open terrain that persisted through the holiday period. The storms during the holiday period created disruptions on certain key peak days that negatively impacted our results, particularly at our Tahoe resorts, which were fully closed on certain days as a result of the storms. Following the holiday period, the experience across our Resorts improved markedly, with better snowfall, a stabilization and ultimately reduction of cases of COVID-19 and overall better staffing, allowing us to open terrain across our resorts that was close to normal levels for that time period. Whistler Blackcomb was, as anticipated, disproportionately impacted by COVID-19 related travel restrictions, creating challenging results for U.S. destination and international visitation to the resort. In addition to the impacts associated with the challenging conditions, we believe that the significant increase in COVID-19 cases associated with the Omicron variant negatively impacted our results, consistent with the broader travel and leisure sector at that time. Relative to the second quarter of fiscal 2020, our ancillary lines of business experienced revenue declines, particularly in food and beverage, which was disproportionately impacted by numerous operational restrictions associated with COVID-19 and overall staffing challenges. We cannot predict the impact that COVID-19 limitations and restrictions, future weather conditions or continued staffing challenges will have on our skier visitation and results of operations for the remainder of the 2021/2022 North American ski season.

•Prior to the 2020/2021 North American ski season, we introduced Epic Coverage, which is included with the purchase of all pass products for no additional charge. Epic Coverage provides refunds in the event of certain Resort closures and certain qualifying travel restrictions (e.g., for COVID-19), giving pass product holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances, including eligible injuries, job losses and many other personal events. The estimated amount of refunds reduces the amount of pass product revenue recognized. We believe our estimate of refund amounts are reasonable; however, actual results could vary materially from such estimates, and we could be required to refund significantly higher amounts than estimated.

•As of January 31, 2022, we had $1.4 billion of cash and cash equivalents, as well as $416.6 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.3 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2022, we had C$272.1 million ($214.1 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($236.0 million) less outstanding borrowings of C$27.0 million ($21.2 million) and a letter of credit outstanding of C$0.8 million ($0.7 million).

We exited the Financial Covenants Temporary Waiver Period under the Vail Holdings Credit Agreement effective October 31, 2021. As a result, we are required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement and we are no longer subject to the covenant modifications that were applicable during the temporary waiver period.

We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments will continue to provide us with sufficient liquidity to fund our operations.

•On December 31, 2021, through a wholly-owned subsidiary, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”) from Seven Springs Mountain Resort, Inc. and its affiliates for a purchase price of approximately $118.3 million, after adjustments for certain agreed-upon terms, which we funded with cash on hand. The acquisition included the mountain operations of the Seven Springs Resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as hotel, conference center and other related operations. We expect that the acquisition of the Seven Springs Resorts will positively contribute to our annual results of operations, however we cannot predict the ultimate impact the new resorts will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2022, compared to the three and six months ended January 31, 2021 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021 (1)	2022	2021 (1)
Net income (loss) attributable to Vail Resorts, Inc.	$223,391	$147,798	$84,059	$(5,968)
Income (loss) before (provision for) benefit from income taxes	$285,979	$176,351	$83,605	$(18,148)
Mountain Reported EBITDA	$388,493	$282,529	$277,529	$197,369
Lodging Reported EBITDA	9,368	(6,478)	11,919	(16,098)
Resort Reported EBITDA	$397,861	$276,051	$289,448	$181,271
Real Estate Reported EBITDA	$(400)	$(1,300)	$(1,524)	$(2,496)
(1) Segment results for the three and six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of the Seven Springs Resorts (acquired December 31, 2021) prospectively from the date of acquisition.

COVID-19 in general had an adverse impact on our results of operations for both the three and six months ended January 31, 2022 and 2021, as further described below in our segment results of operations.

Mountain Segment
Three months ended January 31, 2022 compared to the three months ended January 31, 2021
Mountain segment operating results for the three months ended January 31, 2022 and 2021 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021 (1)
Mountain net revenue:
Lift	$521,582	$430,775	21.1%
Ski school	92,072	56,390	63.3%
Dining	54,049	32,227	67.7%
Retail/rental	126,831	90,126	40.7%
Other	39,841	32,460	22.7%
Total Mountain net revenue	834,375	641,978	30.0%
Mountain operating expense:
Labor and labor-related benefits	178,692	145,619	22.7%
Retail cost of sales	36,288	28,123	29.0%
Resort related fees	36,885	26,391	39.8%
General and administrative	77,525	65,766	17.9%
Other	117,310	94,730	23.8%
Total Mountain operating expense	446,700	360,629	23.9%
Mountain equity investment income, net	818	1,180	(30.7)%
Mountain Reported EBITDA	$388,493	$282,529	37.5%

Total skier visits	7,360	6,716	9.6%
ETP	$70.87	$64.14	10.5%
(1) Segment results for the three months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation.

Mountain Reported EBITDA includes $5.4 million and $5.5 million of stock-based compensation expense for the three months ended January 31, 2022 and 2021, respectively.

Mountain Reported EBITDA increased $106.0 million, or 37.5%, primarily due to strong North American pass sales growth for the 2021/2022 North American ski season and fewer COVID-19 related limitations and restrictions on our North American operations as compared to the prior year. Visitation across our North American Resorts increased relative to prior year levels, particularly among non-pass lift ticket purchasers, but was partially offset by the negative impact of delayed Resort openings due to challenging early season conditions. These increases were partially offset by an increase in variable expenses associated with the increase in revenue and visitation, and an increase in general and administrative expenses primarily due to cost discipline efforts in the prior year associated with lower levels of operations. Mountain segment results also include $2.6 million and $0.5 million of acquisition and integration related expenses for the three months ended January 31, 2022 and 2021, respectively, which are recorded within Mountain other operating expense.

Lift revenue increased $90.8 million, or 21.1%, primarily due to an increase in pass revenue and an increase in non-pass lift ticket purchases. Non-pass revenue increased 30.1% primarily due to an increase in visitation, which was significantly impacted by COVID-19 related capacity limitations in the prior year, as well as an increase in non-pass ETP of 13.2%. Pass revenue increased 17.2%, which was primarily driven by increased pass product sales for the 2021/2022 North American ski season compared to the 2020/2021 North American ski season, which were favorably impacted by increased pass product sales to new pass holders and Destination guests. The increase in lift revenue for both pass revenue and non-pass revenue was partially offset by delayed Resort openings as a result of challenging early season conditions, which negatively impacted visitation.

Ski school revenue increased $35.7 million, or 63.3%, dining revenue increased $21.8 million, or 67.7% and retail/rental revenue increased $36.7 million, or 40.7%, each primarily due to fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year, as well as an increase in demand over the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $7.4 million, or 22.7%, primarily due to increased guest services revenue, employee housing revenue, private club revenue and marketing revenue, each as a result of increased visitation and fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year.

Operating expense increased $86.1 million, or 23.9%, which was primarily attributable to increased variable expenses associated with increases in revenue, and the impact of cost discipline efforts in the prior year associated with lower levels of operations, including limitations, restrictions and closures resulting from COVID-19. Additionally, operating expense includes $2.6 million and $0.5 million of acquisition and integration related expenses for the three months ended January 31, 2022 and 2021, respectively.

Labor and labor-related benefits increased 22.7%, primarily due to increased staffing associated with an increase in visitation and the impact of COVID-19 related cost actions in the prior year, as well as a decrease of $7.6 million in tax credits from COVID-19 related legislation in Canada. Retail cost of sales increased 29.0%, compared to an increase in retail sales of 40.1%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 39.8%, primarily due to increases in revenue on which those fees are based. General and administrative expense increased 17.9%, primarily due to an increase in allocated corporate overhead costs across nearly all corporate functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 23.8%, primarily due to increases in variable operating expenses associated with increased revenues and visitation, as well as an increase in acquisition and integration related expenses of $2.1 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Six months ended January 31, 2022 compared to the six months ended January 31, 2021
Mountain segment operating results for the six months ended January 31, 2022 and 2021 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021 (1)
Mountain net revenue:
Lift	$535,911	$463,866	15.5%
Ski school	93,545	58,434	60.1%
Dining	66,569	35,295	88.6%
Retail/rental	155,207	112,432	38.0%
Other	92,443	71,430	29.4%
Total Mountain net revenue	943,675	741,457	27.3%
Mountain operating expense:
Labor and labor-related benefits	259,119	212,415	22.0%
Retail cost of sales	50,911	40,975	24.2%
Resort related fees	39,993	28,985	38.0%
General and administrative	142,262	115,721	22.9%
Other	176,193	151,158	16.6%
Total Mountain operating expense	668,478	549,254	21.7%
Mountain equity investment income, net	2,332	5,166	(54.9)%
Mountain Reported EBITDA	$277,529	$197,369	40.6%

Total skier visits	7,576	7,003	8.2%
ETP	$70.74	$66.24	6.8%
(1) Segment results for the six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation.

Mountain Reported EBITDA includes $10.8 million and $10.3 million of stock-based compensation expense for the six months ended January 31, 2022 and 2021, respectively.

Mountain Reported EBITDA increased $80.2 million, or 40.6%, primarily due to strong North American pass sales growth for the 2021/2022 North American ski season and fewer COVID-19 related limitations and restrictions on our North American operations compared to the prior year. Visitation across our North American Resorts increased relative to prior year levels, but was partially offset by the negative impact of delayed Resort openings due to challenging early season conditions. These increases were partially offset by an increase in variable expenses associated with the increase in revenue and visitation, and an increase in general and administrative expenses primarily due to cost discipline efforts in the prior year associated with lower levels of operations. Additionally, our operations during both the three months ended October 31, 2021 and 2020 were negatively impacted by periodic resort closures at our Australian ski areas due to regional lockdowns as a result of COVID-19. Mountain segment results also include $3.1 million and $0.8 million of acquisition and integration related expenses for the six months ended January 31, 2022 and 2021, respectively, which are recorded within Mountain other operating expense.

As our North American Resorts primarily opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift and ski school revenues for the six months ended January 31, 2022 and 2021 are materially unchanged as compared to those same components for the three months ended January 31, 2022 and 2021. Accordingly, the primary basis for the changes to these components of our North American Resorts for the six months ended January 31, 2022 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2022 compared to the three months ended January 31, 2021.” Additionally, lift revenue and ski school revenue were both negatively impacted by decreased results at our Australian ski areas, primarily due to periodic COVID-19 related closures at Perisher in the current year.

Dining revenue increased $31.3 million, or 88.6%, and retail/rental revenue increased $42.8 million, or 38.0%, both primarily due to fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year, as well as an increase in demand over the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $21.0 million, 29.4%, primarily due to increased summer activities, employee housing, guest services and private club revenue as a result of increased visitation and fewer COVID-19 related limitations and restrictions on our North American operations as compared to the prior year.

Operating expense increased $119.2 million, 21.7%, which was primarily attributable to increased variable expenses associated with increases in revenue, and the impact of cost discipline efforts in the prior year associated with lower levels of operations, including limitations, restrictions and closures resulting from COVID-19. Additionally, operating expense includes $3.1 million and $0.8 million of acquisition and integration related expenses for the six months ended January 31, 2022 and 2021, respectively.

Labor and labor-related benefits increased 22.0%, primarily due to increased staffing associated with an increase in visitation and the impact of COVID-19 related cost actions in the prior year, including salary reductions, as well as a decrease of $9.9 million in tax credits from COVID-19 related legislation in Canada. Retail cost of sales increased 24.2%, compared to an increase in retail sales of 36.8%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 38.0%, primarily due to increases in revenue on which those fees are based. General and administrative expense increased 22.9%, primarily due to an increase in allocated corporate overhead costs across all corporate functions, which were impacted in the prior year by COVID-19 related cost management, as well as a decrease in tax credits of approximately $3.7 million associated with COVID-19 related legislation in Canada and Australia. Other expense increased 16.6%, primarily due to increases in variable operating expenses associated with increased revenues and visitation, as well as an increase in acquisition and integration related expenses of $2.3 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company decreased $2.8 million, or 54.9%, for the six months ended January 31, 2022 compared to the same period in the prior year due to a lower number of real estate sales and lower average price of those sales.

Lodging Segment

Three months ended January 31, 2022 compared to the three months ended January 31, 2021
Lodging segment operating results for the three months ended January 31, 2022 and 2021 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021 (1)
Lodging net revenue:
Owned hotel rooms	$13,584	$6,708	102.5%
Managed condominium rooms	33,125	20,336	62.9%
Dining	8,375	2,448	242.1%
Transportation	5,766	2,947	95.7%
Other	9,269	7,894	17.4%
	70,119	40,333	73.9%
Payroll cost reimbursements	1,861	2,018	(7.8)%
Total Lodging net revenue	71,980	42,351	70.0%
Lodging operating expense:
Labor and labor-related benefits	30,089	22,391	34.4%
General and administrative	13,736	12,355	11.2%
Other	16,926	12,065	40.3%
	60,751	46,811	29.8%
Reimbursed payroll costs	1,861	2,018	(7.8)%
Total Lodging operating expense	62,612	48,829	28.2%
Lodging Reported EBITDA	$9,368	$(6,478)	244.6%

Owned hotel statistics (2):
ADR	$338.39	$275.33	22.9%
RevPAR	$161.00	$97.07	65.9%
Managed condominium statistics (2):
ADR	$501.70	$415.97	20.6%
RevPAR	$165.86	$87.47	89.6%
Owned hotel and managed condominium statistics (combined) (2):
ADR	$463.26	$382.40	21.1%
RevPAR	$165.46	$88.98	86.0%
(1) Segment results for the three months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation.
(2) RevPAR for the three months ended January 31, 2022 increased significantly compared to the prior comparative period primarily due to the greater impact of COVID-19 related limitations and restrictions on our North American winter operations in the prior year.
Lodging Reported EBITDA includes $1.0 million of stock-based compensation expense for both the three months ended January 31, 2022 and 2021. Lodging Reported EBITDA increased $15.8 million, or 244.6%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American operations compared to the prior year, which resulted in increased occupancy at our lodging properties compared to the prior year, as well as an increase in ADR of 21.1% driven by increased pricing at our owned hotels and managed condominiums to match demand.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year.

Operating expense (excluding reimbursed payroll costs) increased 29.8%. Labor and labor related benefits increased 34.4%, primarily due to increased staffing associated with improved North American operations in the current year as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year. General and administrative expense increased 11.2% primarily due to an increase in allocated corporate overhead costs for nearly all corporate functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 40.3%, primarily related to higher variable expenses associated with increased revenue.
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
Six months ended January 31, 2022 compared to the six months ended January 31, 2021
Lodging segment operating results for the six months ended January 31, 2022 and 2021 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021 (1)
Lodging net revenue:
Owned hotel rooms	$35,067	$14,073	149.2%
Managed condominium rooms	46,209	29,665	55.8%
Dining	18,650	3,541	426.7%
Transportation	7,559	2,947	156.5%
Golf	5,118	3,691	38.7%
Other	21,736	17,266	25.9%
	134,339	71,183	88.7%
Payroll cost reimbursements	3,602	3,221	11.8%
Total Lodging net revenue	137,941	74,404	85.4%
Lodging operating expense:
Labor and labor-related benefits	57,738	40,872	41.3%
General and administrative	26,233	21,429	22.4%
Other	38,449	24,980	53.9%
	122,420	87,281	40.3%
Reimbursed payroll costs	3,602	3,221	11.8%
Total Lodging operating expense	126,022	90,502	39.2%
Lodging Reported EBITDA	$11,919	$(16,098)	174.0%

Owned hotel statistics (2):
ADR	$296.18	$240.84	23.0%
RevPAR	$164.96	$75.03	119.9%
Managed condominium statistics (2):
ADR	$371.67	$346.25	7.3%
RevPAR	$101.49	$58.02	74.9%
Owned hotel and managed condominium statistics (combined) (2):
ADR	$353.76	$317.42	11.4%
RevPAR	$121.13	$60.89	98.9%
(1) Segment results for the six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation.
(2) Combined RevPAR for the six months ended January 31, 2022 increased compared to the prior comparative period primarily due to the greater impact of limitations and restrictions on our North American operations resulting from COVID-19 in the prior year, particularly for owned hotel rooms.

Lodging Reported EBITDA includes $2.0 million and $1.9 million of stock-based compensation expense for the six months ended January 31, 2022 and 2021, respectively. Lodging Reported EBITDA increased $28.0 million, or 174.0%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American operations compared to the prior year, which resulted in increased occupancy at our lodging properties as compared to the prior year, as well as an increase in ADR of 11.4% driven by increased pricing at our owned hotels and managed condominiums to match demand, partially offset by increased general and administrative expenses primarily due to COVID-19 related cost management in the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year.
Operating expense (excluding reimbursed payroll costs) increased 40.3%. Labor and labor related benefits increased 41.3%, primarily due to increased staffing associated with improved North American operations in the current year as a result of fewer COVID-19 related limitations and restrictions and increased demand, as well as the impact of salary reductions in the prior year. General and administrative expense increased 22.4% primarily due to an increase in allocated corporate overhead costs for nearly all functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 53.9%, primarily related to higher variable expenses associated with increased revenue.
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

Three months ended January 31, 2022 compared to the three months ended January 31, 2021
Real Estate segment operating results for the three months ended January 31, 2022 and 2021 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021
Total Real Estate net revenue	$180	$315	(42.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	211	(100.0)%
Other	1,511	1,404	7.6%
Total Real Estate operating expense	1,511	1,615	(6.4)%
Gain on sale of real property	931	—	nm
Real Estate Reported EBITDA	$(400)	$(1,300)	69.2%

We did not close on any significant real estate transactions during the three months ended January 31, 2022 and 2021. Other operating expense for both the three months ended January 31, 2022 and 2021 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Six months ended January 31, 2022 compared to the six months ended January 31, 2021
Real Estate segment operating results for the six months ended January 31, 2022 and 2021 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2022	2021
Total Real Estate net revenue	$495	$569	(13.0)%
Real Estate operating expense:
Cost of sales (including sales commission)	244	414	(41.1)%
Other	2,737	2,651	3.2%
Total Real Estate operating expense	2,981	3,065	(2.7)%
Gain on sale of real property	962	—	nm
Real Estate Reported EBITDA	$(1,524)	$(2,496)	38.9%

We did not close on any significant real estate transactions during the six months ended January 31, 2022 and 2021. Other operating expense for both the six months ended January 31, 2022 and 2021 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2022	2021		2022	2021
Change in estimated fair value of contingent consideration	$(16,780)	$(1,000)	1,578.0%	$(18,780)	$(1,802)	942.2%
Foreign currency (loss) gain on intercompany loans	$(2,870)	$5,135	(155.9)%	$(2,039)	$5,675	(135.9)%
Gain (loss) on disposal of fixed assets and other, net	$7,347	$(2,192)	435.2%	$16,214	$(2,761)	687.3%
Interest expense, net	$(37,366)	$(37,847)	(1.3)%	$(76,911)	$(73,254)	5.0%
(Provision) benefit from income taxes	$(52,049)	$(27,221)	91.2%	$7,804	$10,257	(23.9)%
Effective tax rate	(18.2)%	(15.4)%	3.1 pts	9.3%	56.5%	(52.2) pts

Change in estimated fair value of contingent consideration. We recorded losses of $16.8 million and $18.8 million, respectively, for the three and six months ended January 31, 2022, primarily related to an increase in the estimated contingent consideration payment for Fiscal 2022.

Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans for the three and six months ended January 31, 2022 decreased $8.0 million and $7.7 million, respectively, as a result of the Canadian dollar decreasing relative to the U.S. dollar compared to the same respective periods in the prior year. This activity is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Gain (loss) on disposal of fixed assets and other, net. Gain (loss) on disposal of fixed assets and other, net for the three and six months ended January 31, 2022 included $7.9 million from the sale of an administrative building in Avon, CO. Gain (loss) on disposal of fixed assets and other, net for the six months ended January 31, 2022 also included proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Interest expense, net. Interest expense, net for the six months ended January 31, 2022 increased $3.7 million compared to the same period in the prior year, primarily due to $7.6 million of incremental non-cash interest expense associated with the amortization of the debt discount for the 0.0% Convertible Notes, partially offset by a reduction in interest expense associated with term loan borrowings under the Vail Holdings Credit Agreement.

(Provision) benefit from income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate (provision) benefit for the three and six months ended January 31, 2022 was (18.2)% and 9.3%, respectively, compared to (15.4)% and 56.5%, respectively, for the three and six months ended January 31, 2021.

The increase in the effective tax rate provision for the three months ended January 31, 2022 compared to the three months ended January 31, 2021 was primarily due to increases in pre-tax book income in the current period which lessens the tax impact from favorable permanent items and discrete items. The decrease in the effective tax rate benefit for the six months ended January 31, 2022 compared to the six months ended January 31, 2021 was also primarily due to an increase in pre-tax book income in the current period, compared to a loss in the prior year. Favorable discrete items included excess tax benefits of employee share award exercises and the statute closing on our uncertain tax positions.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income (loss) attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2022 and 2021 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021 (1)	2022	2021 (1)
Net income (loss) attributable to Vail Resorts, Inc.	$223,391	$147,798	$84,059	$(5,968)
Net income (loss) attributable to noncontrolling interests	10,539	1,332	7,350	(1,923)
Net income (loss)	233,930	149,130	91,409	(7,891)
Provision for (benefit from) income taxes	52,049	27,221	(7,804)	(10,257)
Income (loss) before provision for (benefit from) income taxes	285,979	176,351	83,605	(18,148)
Depreciation and amortization	62,070	62,663	123,559	125,291
(Gain) loss on disposal of fixed assets and other, net	(7,347)	2,192	(16,214)	2,761
Change in fair value of contingent consideration	16,780	1,000	18,780	1,802
Investment income and other, net	(257)	(167)	(756)	(510)
Foreign currency loss (gain) on intercompany loans	2,870	(5,135)	2,039	(5,675)
Interest expense, net	37,366	37,847	76,911	73,254
Total Reported EBITDA	$397,461	$274,751	$287,924	$178,775

Mountain Reported EBITDA	$388,493	$282,529	$277,529	$197,369
Lodging Reported EBITDA	9,368	(6,478)	11,919	(16,098)
Resort Reported EBITDA	397,861	276,051	289,448	181,271
Real Estate Reported EBITDA	(400)	(1,300)	(1,524)	(2,496)
Total Reported EBITDA	$397,461	$274,751	$287,924	$178,775
(1) Segment results for the three and six months ended January 31, 2021 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.
The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2022	2021
Long-term debt, net	$2,695,589	$2,768,015
Long-term debt due within one year	63,746	112,796
Total debt	2,759,335	2,880,811
Less: cash and cash equivalents	1,407,019	1,301,003
Net Debt	$1,352,316	$1,579,808

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2022 and 2021 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2022	2021
Net cash provided by operating activities	$611,329	$459,069
Net cash used in investing activities	$(225,532)	$(65,730)
Net cash (used in) provided by financing activities	$(220,693)	$513,287

Six months ended January 31, 2022 compared to the six months ended January 31, 2021
We generated $611.3 million of cash from operating activities during the six months ended January 31, 2022, an increase of $152.3 million compared to $459.1 million generated during the six months ended January 31, 2021. The increase in operating cash flows was primarily a result of (i) an increase in pass product sales and associated accounts receivable collections, net of refunds, during the six months ended January 31, 2022 compared to the prior year, which was impacted by the delayed timing of pass purchases and collections associated with COVID-19 and the impact of credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products and (ii) increased Mountain and Lodging segment operating results during the six months ended January 31, 2022 compared to the prior year. This increase was partially offset by (i) a decrease in cash flows from accounts payable and accrued liabilities, primarily associated with the lower level of operations as of the beginning of the prior fiscal year resulting from COVID-19 and (ii) an increase in inventory purchases during the six months ended January 31, 2022 compared to the prior year.

Cash used in investing activities for the six months ended January 31, 2022 increased by $159.8 million primarily due to cash payments of $118.1 million, net of cash acquired of $0.2 million, related to the acquisition of the Seven Springs Resorts during the six months ended January 31, 2022. Additionally, capital expenditures increased by approximately $61.5 million as a result of the deferral of discretionary capital projects in the prior year related to the Company’s decision to prioritize near-term liquidity. These increases were partially offset by proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company, as well as the sale of an administrative building in Avon, CO for approximately $11.3 million.

Cash used in financing activities increased by $734.0 million during the six months ended January 31, 2022 compared to the six months ended January 31, 2021, primarily due to (i) prior year proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during the six months ended January 31, 2021; (ii) an increase in dividends paid of $71.3 million; (iii) a $51.5 million repayment of debt associated with the maturity of the EB-5 Development Notes; (iv) an increase in employee taxes paid for equity award exercises of $29.8 million; and (v) an increase in net payments under the revolver component of our Whistler Credit Agreement of $21.9 million. These decreases in cash provided by financing activities were partially offset by a decrease in financing costs primarily associated with the issuance of the 0.0% Convertible Notes in the prior year.

Significant Sources of Cash
We had $1.4 billion of cash and cash equivalents as of January 31, 2022, compared to $1.3 billion as of January 31, 2021. The increase was primarily associated with Mountain and Lodging segment operating cash flows. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $1.4 billion of cash and cash equivalents at January 31, 2022, we had $416.6 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2022 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.3 million). Additionally, we had C$272.1 million ($214.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($236.0 million) less outstanding borrowings of C$27.0 million ($21.2 million) and a letter of credit outstanding of C$0.8 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively. The Vail Holdings Credit Agreement, as amended by the Fourth Amendment, contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York.

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

We currently anticipate we will spend approximately $315 million to $325 million on resort capital expenditures during calendar year 2022, excluding one-time items associated with integration activities, employee housing development projects and real estate related projects. This plan includes approximately $180 million for the installation of 21 new or replacement lifts across 14 of our resorts and a transformational lift-served terrain expansion at Keystone. The core capital plan is approximately $150 million above our typical annual capital plan, based on inflation and previous additions for acquisitions, and includes approximately $20 million of incremental spending to complete the one-time capital plans associated with the Peak Resorts and Triple Peaks acquisitions and $3 million for the addition of annual capital expenditures associated with the Seven Springs Resorts. In addition, we have announced a $4 million capital investment plan in Vail Resorts’ Commitment to Zero initiative, which includes targeted investments in high efficiency snowmaking, heating and cooling infrastructure and lighting to further improve our energy efficiency. We plan to spend approximately $9 million on integration activities related to the recently acquired Seven Springs Resorts. Including one-time investments related to integration activities and $3 million associated with real estate related projects, our total capital plan is expected to be approximately $327 million to $337 million. Included in these estimated capital expenditures are approximately $105 million to $115 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisition of the Seven Springs Resorts
On December 31, 2021, we acquired the assets of the Seven Springs Resorts for a purchase price of approximately $118.3 million, after adjustments for certain agreed-upon terms, which was funded with cash on hand.

Debt
As of January 31, 2022, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.8 billion debt outstanding as of January 31, 2022) are not due until fiscal year 2025 and beyond. As of January 31, 2022 and 2021, total long-term debt, net (including long-term debt due within one year) was $2.8 billion and $2.9 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1.6 billion as of January 31, 2021 to $1.4 billion as of January 31, 2022.

As of January 31, 2022, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

The Company exited the Financial Covenants Temporary Waiver Period under the Vail Holdings Credit Agreement effective October 31, 2021. As a result, we are required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement and we are no longer subject to the covenant modifications that were applicable during the temporary waiver period.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.8 billion of variable-rate debt outstanding as of January 31, 2022. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of COVID-19, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On March 11, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on April 14, 2022 to stockholders of record as of March 30, 2022. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on April 14, 2022 to stockholders of record as of March 30, 2022. For the six months ended January 31, 2022, we paid cash dividends of $1.76 per share ($71.3 million in the aggregate, including cash dividends paid to Exchangeco shareholders). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the six months ended January 31, 2022 and 2021. Since inception of this stock repurchase program through January 31, 2022, we have repurchased 6,161,141 Vail Shares at a cost of approximately $404.4 million. As of January 31, 2022, 1,338,859 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2022. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
•our ability to successfully integrate acquired businesses, or that acquired businesses may fail to perform in accordance with expectations, including the Seven Springs Resorts;
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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of our Form 10-K and Part II, Item 1A “Risk Factors” of this Form 10-Q for the quarter ended January 31, 2022. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2022, we had approximately $0.8 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 28% of our total debt outstanding, at an average interest rate during both the three and six months ended January 31, 2022 of approximately 2.6%. Based on variable-rate borrowings outstanding as of January 31, 2022, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing (losses) gains, and foreign currency (loss) gain on intercompany loans recognized in comprehensive income (in thousands).

	Six Months Ended January 31,
	2022	2021
Foreign currency translation adjustments	$(33,720)	$77,257
Foreign currency (loss) gain on intercompany loans	$(2,039)	$5,675

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

Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on September 23, 2021, as of and for the year ended July 31, 2021, in addition to the risk factors set forth below, which replace and/or update risk factors we have previously disclosed. These risks could materially and adversely affect our business, financial condition and results of operations.

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, including our seasonal workforce, which may impact our ability to achieve our operating, growth and financial objectives.

Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our Resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our Resorts. In addition, our mountain and lodging operations are highly dependent on a large seasonal workforce. Maintaining adequate staffing is complicated and unpredictable due to the impacts of the COVID-19 pandemic and the constrained labor market. For example, in December 2021 and January 2022, daily exclusions of COVID-symptomatic employees reduced our total workforce and significantly increased volatility in our staffing levels, resulting in the temporary closure of some ski lifts and dining facilities at certain Resorts. The market for the most qualified talent continues to be highly competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain the most qualified employees, particularly during a time when we have seen significant wage inflation in the market for employees. In addition, in many communities, the supply of resort-area housing is constrained due to market conditions, making it difficult for our employees to obtain available, affordable housing. Further, zoning regulations, protracted approval processes, and local anti-development sentiment can prevent or substantially delay new housing projects that we or other parties may pursue to meet the demand for new affordable housing stock.

Changes in immigration laws could also impact our workforce because we typically recruit and hire foreign nationals as part of our seasonal workforce. For example, due in part to certain federal vaccination requirements for foreign workers and embassy closures as a result of COVID-19, we were unable to hire the number of foreign workers we anticipated for the 2021/2022 season. A shortage of international workers, failure to adequately recruit and retain new domestic employees, higher than expected attrition levels, or increased wages all could affect our ability to open and operate parts of our Resorts, deliver guest service at traditional margins or achieve our labor cost objectives.

We are subject to risks associated with our workforce, including increased labor costs.

We are subject to various federal, state and foreign laws governing matters such as minimum wage requirements, sick leave pay, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Cost of labor and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages, increased employee turnover, and health care mandates can increase our labor costs. We are subject to mandated minimum wage rates and also experience market-driven pressures to pay wages even higher than mandated minimum wages. This can result in increases not only to the wages of our minimum wage employees but also to the wages paid to employees at wage rates that are above the minimum wage. During Fiscal 2021, we implemented minimum wage increases across many of our Resorts, and in January 2022 we announced a new end of season bonus program of $2 per hour for all hours worked by qualifying employees during the applicable time period. From time to time, we have experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations.

We have recently acquired the Seven Springs Resorts, which were not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and they may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.

We have recently acquired the Seven Springs Resorts, which were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of January 31, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts, which were acquired on December 31, 2021.

Although our management will continue to review and evaluate the effectiveness of our internal controls in light of this acquisition, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiencies or material weaknesses in the internal control structure of our acquired businesses may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of Sarbanes-Oxley.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of January 31, 2022, 32,528 Exchangeco Shares had not yet been exchanged into Vail Shares.
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

10.1
Sixth Amending Agreement, dated as of December 6, 2021, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders.

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

Vail Resorts, Inc.

Date: March 14, 2022	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 14, 2022	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)