Form 10-Q
period 2022-04-30
VAIL RESORTS INC
filed 2022-06-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 6, 2022, 40,250,896 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2022	July 31, 2021	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$1,401,168	$1,243,962	$1,344,702
Restricted cash	20,795	14,612	11,684
Trade receivables, net	267,111	345,408	208,132
Inventories, net	92,608	80,316	73,044
Other current assets	63,719	61,288	47,253
Total current assets	1,845,401	1,745,586	1,684,815
Property, plant and equipment, net (Note 7)	2,143,285	2,067,876	2,116,795
Real estate held for sale or investment	95,519	95,615	96,259
Goodwill, net (Note 7)	1,752,533	1,781,047	1,801,296
Intangible assets, net	315,025	319,110	323,521
Operating right-of-use assets	196,919	204,716	211,497
Other assets	48,612	37,106	42,454
Total assets	$6,397,294	$6,251,056	$6,276,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$742,245	$815,472	$567,264
Income taxes payable	23,891	48,812	36,344
Long-term debt due within one year (Note 5)	63,736	114,117	113,454
Total current liabilities	829,872	978,401	717,062
Long-term debt, net (Note 5)	2,687,488	2,736,175	2,739,981
Operating lease liabilities	176,970	190,561	196,256
Other long-term liabilities	233,689	264,034	252,451
Deferred income taxes, net	404,095	252,817	344,190
Total liabilities	4,332,114	4,421,988	4,249,940
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,715, 46,552 and 46,429 shares issued, respectively	467	466	465
Exchangeable shares, $0.01 par value, 31, 34 and 34 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,178,495	1,196,993	1,220,942
Accumulated other comprehensive income	10,759	27,799	50,643
Retained earnings	1,081,510	773,752	914,563
Treasury stock, at cost, 6,306, 6,161 and 6,161 shares, respectively (Note 11)	(441,914)	(404,411)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,829,317	1,594,599	1,782,202
Noncontrolling interests	235,863	234,469	244,495
Total stockholders’ equity	2,065,180	1,829,068	2,026,697
Total liabilities and stockholders’ equity	$6,397,294	$6,251,056	$6,276,637
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net revenue:
Mountain and Lodging services and other	$1,020,544	$794,393	$1,912,704	$1,495,777
Mountain and Lodging retail and dining	155,992	93,885	345,448	208,362
Resort net revenue	1,176,536	888,278	2,258,152	1,704,139
Real Estate	129	800	624	1,369
Total net revenue	1,176,665	889,078	2,258,776	1,705,508
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	417,422	317,836	965,483	765,944
Mountain and Lodging retail and dining cost of products sold	57,174	35,937	135,118	90,435
General and administrative	91,764	73,294	260,259	210,444
Resort operating expense	566,360	427,067	1,360,860	1,066,823
Real Estate operating expense	1,609	2,023	4,590	5,088
Total segment operating expense	567,969	429,090	1,365,450	1,071,911
Other operating (expense) income:
Depreciation and amortization	(65,655)	(64,071)	(189,214)	(189,362)
Gain on sale of real property	189	189	1,151	189
Change in estimated fair value of contingent consideration (Note 8)	(2,800)	(10,400)	(21,580)	(12,202)
(Loss) gain on disposal of fixed assets and other, net	(51)	1,999	16,163	(762)
Income from operations	540,379	387,705	699,846	431,460
Mountain equity investment income, net	363	1,011	2,695	6,177
Investment income and other, net	224	347	980	857
Foreign currency (loss) gain on intercompany loans (Note 5)	(1,040)	4,157	(3,079)	9,832
Interest expense, net	(35,132)	(39,033)	(112,043)	(112,287)
Income before provision for income taxes	504,794	354,187	588,399	336,039
Provision for income taxes	(118,211)	(76,897)	(110,407)	(66,640)
Net income	386,583	277,290	477,992	269,399
Net income attributable to noncontrolling interests	(14,033)	(2,661)	(21,383)	(738)
Net income attributable to Vail Resorts, Inc.	$372,550	$274,629	$456,609	$268,661
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$9.18	$6.82	$11.27	$6.67
Diluted net income per share attributable to Vail Resorts, Inc.	$9.16	$6.72	$11.20	$6.58
Cash dividends declared per share	$1.91	$—	$3.67	$—
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net income	$386,583	$277,290	$477,992	$269,399
Foreign currency translation adjustments	(15,199)	54,910	(48,919)	132,167
Change in estimated fair value of hedging instruments, net of tax	10,764	3,610	19,592	9,572
Comprehensive income	382,148	335,810	448,665	411,138
Comprehensive income attributable to noncontrolling interests	(9,257)	(18,764)	(9,096)	(34,997)
Comprehensive income attributable to Vail Resorts, Inc.	$372,891	$317,046	$439,569	$376,141
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, January 31, 2021	$465	$—	$1,216,489	$8,226	$639,934	$(404,411)	$1,460,703	$225,743	$1,686,446
Comprehensive income:
Net income	—	—	—	—	274,629	—	274,629	2,661	277,290
Foreign currency translation adjustments	—	—	—	38,807	—	—	38,807	16,103	54,910
Change in estimated fair value of hedging instruments, net of tax	—	—	—	3,610	—	—	3,610	—	3,610
Total comprehensive income							317,046	18,764	335,810
Stock-based compensation expense	—	—	6,184	—	—	—	6,184	—	6,184
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(1,731)	—	—	—	(1,731)	—	(1,731)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(12)	(12)
Balance, April 30, 2021	$465	$—	$1,220,942	$50,643	$914,563	$(404,411)	$1,782,202	$244,495	$2,026,697

Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684
Comprehensive income:
Net income	—	—	—	—	372,550	—	372,550	14,033	386,583
Foreign currency translation adjustments	—	—	—	(10,423)	—	—	(10,423)	(4,776)	(15,199)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	10,764	—	—	10,764	—	10,764
Total comprehensive income							372,891	9,257	382,148
Stock-based compensation expense	—	—	6,029	—	—	—	6,029	—	6,029
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(129)	—	—	—	(129)	—	(129)
Repurchase of common stock (Note 11)	—	—	—	—	—	(37,503)	(37,503)	—	(37,503)
Dividends (Note 4)	—	—	—	—	(77,513)	—	(77,513)	—	(77,513)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,536)	(1,536)
Balance, April 30, 2022	$467	$—	$1,178,495	$10,759	$1,081,510	$(441,914)	$1,829,317	$235,863	$2,065,180

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive income:
Net income	—	—	—	—	268,661	—	268,661	738	269,399
Foreign currency translation adjustments	—	—	—	97,908	—	—	97,908	34,259	132,167
Change in estimated fair value of hedging instruments, net of tax	—	—	—	9,572	—	—	9,572	—	9,572
Total comprehensive income							376,141	34,997	411,138
Equity component of 0.0% Convertible Notes, net (Note 5)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense	—	—	18,517	—	—	—	18,517	—	18,517
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(9,265)	—	—	—	(9,264)	—	(9,264)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,427)	(5,427)
Balance, April 30, 2021	$465	$—	$1,220,942	$50,643	$914,563	$(404,411)	$1,782,202	$244,495	$2,026,697

Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive income:
Net income	—	—	—	—	456,609	—	456,609	21,383	477,992
Foreign currency translation adjustments	—	—	—	(36,632)	—	—	(36,632)	(12,287)	(48,919)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	19,592	—	—	19,592	—	19,592
Total comprehensive income							439,569	9,096	448,665
Stock-based compensation expense	—	—	18,933	—	—	—	18,933	—	18,933
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(37,431)	—	—	—	(37,430)	—	(37,430)
Repurchase of common stock (Note 11)	—	—	—	—	—	(37,503)	(37,503)	—	(37,503)
Dividends (Note 4)	—	—	—	—	(148,851)	—	(148,851)	—	(148,851)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,702)	(7,702)
Balance, April 30, 2022	$467	$—	$1,178,495	$10,759	$1,081,510	$(441,914)	$1,829,317	$235,863	$2,065,180
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income	$477,992	$269,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,214	189,362
Stock-based compensation expense	18,933	18,517
Deferred income taxes, net	127,449	69,063
Change in estimated fair value of contingent consideration	21,580	12,202
Other non-cash income, net	(9,368)	(11,622)
Changes in assets and liabilities:
Trade receivables, net	77,226	(99,727)
Inventories, net	(11,883)	30,680
Accounts payable and accrued liabilities	46,046	86,278
Deferred revenue	(137,355)	(22,434)
Income taxes payable - excess tax benefit from share award exercises	(17,042)	(2,423)
Income taxes payable - other	(7,799)	(3,073)
Other assets and liabilities, net	(2,009)	14,915
Net cash provided by operating activities	772,984	551,137
Cash flows from investing activities:
Capital expenditures	(161,842)	(85,595)
Acquisition of business, net of cash acquired	(116,337)	—
Other investing activities, net	22,614	10,579
Net cash used in investing activities	(255,565)	(75,016)
Cash flows from financing activities:
Proceeds from borrowings under Whistler Credit Agreement	—	21,144
Proceeds from borrowings under 0.0% Convertible Notes	—	575,000
Repayments of borrowings under Vail Holdings Credit Agreement	(46,875)	(46,875)
Repayments of borrowings under Whistler Credit Agreement	(23,145)	(44,050)
Repayment of EB-5 Development Notes	(51,500)	—
Employee taxes paid for share award exercises	(37,431)	(9,265)
Dividends paid	(148,851)	—
Repurchases of common stock	(37,503)	—
Other financing activities, net	(7,348)	(21,638)
Net cash (used in) provided by financing activities	(352,653)	474,316
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,377)	3,863
Net increase in cash, cash equivalents and restricted cash	163,389	954,300
Cash, cash equivalents and restricted cash:
Beginning of period	1,258,574	402,086
End of period	$1,421,963	$1,356,386

Non-cash investing activities:
Accrued capital expenditures	$13,090	$7,299
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

Expected Acquisition of Andermatt-Sedrun Sport AG
On March 28, 2022, the Company announced that it had entered into an agreement to acquire a 55% ownership stake in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG ("ASA"), which controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation. Pursuant to the terms of the agreement, the Company plans to invest CHF149 million, comprised of a CHF110 million investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and CHF39 million which will be paid to ASA and fully reinvested into the real estate developments in the base area. ASA will retain a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. The transaction is expected to close later in calendar year 2022, subject to certain third-party consents.

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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of April 30, 2022 are presented below (in thousands):

	April 30, 2022
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$616,212
0.0% Convertible Notes	$493,038	$546,969
EPR Secured Notes	$134,508	$181,454

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

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021(1)	2022	2021(1)
Mountain net revenue:
Lift	$714,708	$577,680	$1,250,619	$1,041,546
Ski School	120,897	80,390	214,442	138,824
Dining	79,826	45,981	146,395	81,276
Retail/Rental	126,497	91,286	281,704	203,718
Other	42,707	34,575	135,150	106,005
Total Mountain net revenue	$1,084,635	$829,912	$2,028,310	$1,571,369
Lodging net revenue:
Owned hotel rooms	$18,295	$10,252	$53,362	$24,325
Managed condominium rooms	37,494	28,726	83,703	58,391
Dining	14,646	4,162	33,296	7,703
Transportation	6,862	4,663	14,421	7,610
Golf	—	—	5,138	3,733
Other	9,925	8,610	31,641	25,834
	87,222	56,413	221,561	127,596
Payroll cost reimbursements	4,679	1,953	8,281	5,174
Total Lodging net revenue	$91,901	$58,366	$229,842	$132,770
Total Resort net revenue	$1,176,536	$888,278	$2,258,152	$1,704,139
Total Real Estate net revenue	129	800	624	1,369
Total net revenue	$1,176,665	$889,078	$2,258,776	$1,705,508
(1) Segment results for the three and nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation. See Note 10 for additional information.

Contract Balances
Deferred revenue balances of a short-term nature were $326.0 million and $456.5 million as of April 30, 2022 and July 31, 2021, respectively. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, was $119.2 million and $121.0 million as of April 30, 2022 and July 31, 2021, respectively. For the three and nine months ended April 30, 2022, the Company recognized approximately $200.9 million and $423.9 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2021. As of April 30, 2022, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 16 years. Trade receivables, net were $267.1 million and $345.4 million as of April 30, 2022 and July 31, 2021, respectively.

Costs to Obtain Contracts with Customers
As of April 30, 2022, $1.3 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization commensurate with the revenue recognized for related pass products. The Company recorded amortization of $11.8 million and $21.9 million, respectively, for these costs during the three and nine months ended April 30, 2022, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$372,550	$372,550	$274,629	$274,629
Weighted-average Vail Shares outstanding	40,537	40,537	40,262	40,262
Weighted-average Exchangeco Shares outstanding	31	31	34	34
Total Weighted-average shares outstanding	40,568	40,568	40,296	40,296
Effect of dilutive securities	—	110	—	600
Total shares	40,568	40,678	40,296	40,896
Net income per share attributable to Vail Resorts	$9.18	$9.16	$6.82	$6.72

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 8,000 and 1,000 for the three months ended April 30, 2022 and 2021, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2022 and 2021 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$456,609	$456,609	$268,661	$268,661
Weighted-average Vail Shares outstanding	40,485	40,485	40,242	40,242
Weighted-average Exchangeco Shares outstanding	33	33	35	35
Total Weighted-average shares outstanding	40,518	40,518	40,277	40,277
Effect of dilutive securities	—	266	—	530
Total shares	40,518	40,784	40,277	40,807
Net income per share attributable to Vail Resorts	$11.27	$11.20	$6.67	$6.58

The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 3,000 and 2,000 for the nine months ended April 30, 2022 and 2021, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended April 30, 2022 and April 30, 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and nine months ended April 30, 2022, the Company paid cash dividends of $1.91 and $3.67 per share, respectively ($77.5 million and $148.9 million, respectively, including cash dividends paid to Exchangeco shareholders). The Company did not pay cash dividends during the three and nine months ended April 30, 2021. On June 8, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on July 12, 2022 to stockholders of record as of June 27, 2022. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on July 12, 2022 to shareholders of record on June 27, 2022.

5.    Long-Term Debt
Long-term debt, net as of April 30, 2022, July 31, 2021 and April 30, 2021 is summarized as follows (in thousands):

	Maturity	April 30, 2022	July 31, 2021	April 30, 2021
Vail Holdings Credit Agreement term loan (a)	2024	$1,093,750	$1,140,625	$1,156,250
Vail Holdings Credit Agreement revolver (a)	2024	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2026	21,012	44,891	40,681
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	—	51,500	51,500
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	356,160	351,820	350,373
Other	2022-2034	17,707	17,941	17,647
Total debt		2,830,366	2,948,514	2,958,188
Less: Unamortized premiums, discounts and debt issuance costs		79,142	98,222	104,753
Less: Current maturities (e)		63,736	114,117	113,454
Long-term debt, net		$2,687,488	$2,736,175	$2,739,981

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

As of April 30, 2022, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.1 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2024. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of April 30, 2022 (2.01% as of April 30, 2022). The Vail Holdings Credit Agreement, as amended by the Fourth Amendment, contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of April 30, 2022).

(b)The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature. As of the issuance date, the estimated liability was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Condensed Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represented a debt discount of $109.7 million as of the issuance date and is being amortized to interest expense, net over the term. The balance of the unamortized debt discount was $82.0 million as of April 30, 2022. As of April 30, 2022, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $402.08.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. During the three months ended January 31, 2022, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2026. No other material terms of the Whistler Credit Agreement were amended. As of April 30, 2022, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 3.03% as of April 30, 2022). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2022 is equal to 0.4% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2022, interest on this note accrued at a rate of 11.55%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2022, interest on this note accrued at a rate of 11.07%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2022, interest on this note accrued at a rate of 11.07%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2022, interest on this note accrued at a rate of 12.14%.

v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2022, interest on this note accrued at a rate of 8.88%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of April 30, 2022, the Company had funded the EPR debt service reserve account in an amount equal to approximately $8.5 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2022 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2022 (May 2022 through July 2022)	$15,845
2023	69,890
2024	63,801
2025	1,553,883
2026	575,415
Thereafter	551,532
Total debt	$2,830,366

The Company recorded interest expense of $35.1 million and $39.0 million for the three months ended April 30, 2022 and 2021, respectively, of which $1.6 million and $1.5 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $112.0 million and $112.3 million for the nine months ended April 30, 2022 and 2021, respectively, of which $4.4 million and $3.4 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $1.0 million and $3.1 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2022 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $4.2 million and $9.8 million, respectively, of non-cash foreign currency gains on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2021 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Seven Springs Mountain Resort, Hidden Valley Resort & Laurel Mountain Ski Area
On December 31, 2021, the Company, through a wholly-owned subsidiary, acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania from Seven Springs Mountain Resort, Inc. and its affiliates for a cash purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which the Company funded with cash on hand. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as a hotel, conference center and other related operations.

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$2,932
Property, plant and equipment	118,415
Goodwill	4,991
Identifiable intangible assets and other assets	5,335
Liabilities	(15,172)
Net assets acquired	$116,501
Identifiable intangible assets acquired in the transaction were primarily related to advanced lodging bookings and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Condensed Statement of Operations for the nine months ended April 30, 2022. The operating results of the acquired resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.
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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2022	July 31, 2021	April 30, 2021
Land and land improvements	$766,415	$756,517	$761,367
Buildings and building improvements	1,563,603	1,496,402	1,502,828
Machinery and equipment	1,524,191	1,417,705	1,432,137
Furniture and fixtures	320,695	308,432	330,530
Software	137,589	122,778	122,586
Vehicles	83,148	80,328	82,375
Construction in progress	97,813	67,710	46,703
Gross property, plant and equipment	4,493,454	4,249,872	4,278,526
Accumulated depreciation	(2,350,169)	(2,181,996)	(2,161,731)
Property, plant and equipment, net	$2,143,285	$2,067,876	$2,116,795

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2022	July 31, 2021	April 30, 2021
Trade payables	$104,101	$98,261	$64,412
Deferred revenue	326,008	456,457	238,075
Accrued salaries, wages and deferred compensation	69,793	54,286	69,821
Accrued benefits	55,453	47,368	49,958
Deposits	45,820	35,263	35,263
Operating lease liabilities	39,526	34,668	37,687
Other liabilities	101,544	89,169	72,048
Total accounts payable and accrued liabilities	$742,245	$815,472	$567,264

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the nine months ended April 30, 2022 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2021	$1,738,836	$42,211	$1,781,047
Acquisition (including measurement period adjustments)	2,196	2,795	4,991
Effects of changes in foreign currency exchange rates	(33,505)	—	(33,505)
Balance at April 30, 2022	$1,707,527	$45,006	$1,752,533

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

	Estimated Fair Value Measurement as of April 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,612	$504,612	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,556	$—	$9,556	$—
Interest Rate Swaps	$13,216	$—	$13,216	$—
Liabilities:
Contingent Consideration	$43,700	$—	$—	$43,700

	Estimated Fair Value Measurement as of July 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,782	$253,782	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,945	$—	$259,945	$—
Liabilities:
Interest Rate Swaps	$12,942	$—	$12,942	$—
Contingent Consideration	$29,600	$—	$—	$29,600

	Estimated Fair Value Measurement as of April 30, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,809	$253,809	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,111	$—	$259,111	$—
Liabilities:
Interest Rate Swaps	$12,938	$—	$12,938	$—
Contingent Consideration	$27,400	$—	$—	$27,400

The Company’s cash equivalents, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other assets and other long-term liabilities on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2022 and 2021, respectively.

The changes in Contingent Consideration during the nine months ended April 30, 2022 and 2021 were as follows (in thousands):

Balance as of July 31, 2021 and 2020, respectively	$29,600	$17,800
Payments	(7,480)	(2,602)
Change in estimated fair value	21,580	12,202
Balance as of April 30, 2022 and 2021, respectively	$43,700	$27,400

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.1%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $4.7 million to $7.7 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the nine months ended April 30, 2022, the Company made a payment to the landlord for Contingent Consideration of approximately $7.5 million and recorded an increase of approximately $21.6 million which was primarily associated with the estimated Contingent Consideration payment for the fiscal year ending July 31, 2022. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $43.7 million, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.8 million, $2.0 million and $2.0 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2022, July 31, 2021 and April 30, 2021, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2022, the Company had various letters of credit outstanding totaling $77.4 million, consisting of $53.4 million to support the Employee Housing Bonds and $24.0 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of April 30, 2022, primarily to provide collateral for its U.S. workers compensation self-insurance programs.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2022, July 31, 2021 and April 30, 2021, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021 (1)	2022	2021 (1)
Net revenue:
Mountain	$1,084,635	$829,912	2,028,310	1,571,369
Lodging	91,901	58,366	229,842	132,770
Total Resort net revenue	1,176,536	888,278	2,258,152	1,704,139
Real Estate	129	800	624	1,369
Total net revenue	$1,176,665	$889,078	$2,258,776	$1,705,508
Segment operating expense:
Mountain	$488,998	$374,025	$1,157,476	$923,279
Lodging	77,362	53,042	203,384	143,544
Total Resort operating expense	566,360	427,067	1,360,860	1,066,823
Real Estate	1,609	2,023	4,590	5,088
Total segment operating expense	$567,969	$429,090	$1,365,450	$1,071,911
Gain on sale of real property	$189	$189	$1,151	$189
Mountain equity investment income, net	$363	$1,011	$2,695	$6,177
Reported EBITDA:
Mountain	$596,000	$456,898	$873,529	$654,267
Lodging	14,539	5,324	26,458	(10,774)
Resort	610,539	462,222	899,987	643,493
Real Estate	(1,291)	(1,034)	(2,815)	(3,530)
Total Reported EBITDA	$609,248	$461,188	$897,172	$639,963
Real estate held for sale or investment	$95,519	$96,259	$95,519	$96,259
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$372,550	$274,629	$456,609	$268,661
Net income attributable to noncontrolling interests	14,033	2,661	21,383	738
Net income	386,583	277,290	477,992	269,399
Provision from income taxes	118,211	76,897	110,407	66,640
Income before provision from income taxes	504,794	354,187	588,399	336,039
Depreciation and amortization	65,655	64,071	189,214	189,362
Change in estimated fair value of contingent consideration	2,800	10,400	21,580	12,202
Loss (gain) on disposal of fixed assets and other, net	51	(1,999)	(16,163)	762
Investment income and other, net	(224)	(347)	(980)	(857)
Foreign currency loss (gain) on intercompany loans	1,040	(4,157)	3,079	(9,832)
Interest expense, net	35,132	39,033	112,043	112,287
Total Reported EBITDA	$609,248	$461,188	$897,172	$639,963
(1) Segment results for the three and nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation.

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company repurchased 144,875 Vail Shares during the three and nine months ended April 30, 2022 (at a total cost of approximately $37.5 million). The Company did not repurchase any Vail Shares during the three and nine months ended April 30, 2021. Since inception of its share repurchase program through April 30, 2022, the Company has repurchased 6,306,016 Vail Shares for approximately $441.9 million. As of April 30, 2022, 1,193,984 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date.

Subsequent to April 30, 2022, the Company repurchased 158,268 Vail Shares (at a total cost of approximately $37.2 million), resulting in availability of 1,035,716 Vail Shares for repurchase as of June 8, 2022. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2022 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2022 and 2021 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 23, 2021 and Item 1A “Risk Factors” of Part II of our Form 10-Q for the fiscal quarter ended January 31, 2022, which was filed on March 14, 2022.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) are typically open for business from mid-November through mid-April, which is the peak operating season for the Mountain segment, and our Australian ski areas are typically open for business from June to early October. Consequently, our first fiscal quarter is a seasonally low period as our North American ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 66% and 70% of Mountain segment net revenue for the three months ended April 30, 2022 and 2021, respectively, and approximately 62% and 66% of Mountain net revenue for the nine months ended April 30, 2022 and 2021, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the mix of resort visitation of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American destination mountain resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2021/2022 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 52% and 48%, respectively, for the 2020/2021 North American ski season. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. The impacts of COVID-19, including travel restrictions, continue to have an adverse impact on Destination visitation, particularly for international guests, as demand for long-distance travel continues to be lower than normal. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2022/2023 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the skiable days of the season to date relative to the total estimated skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass lift product revenue (“non-pass revenue”). For the nine months ended April 30, 2022 and 2021, respectively, approximately 62% and 61% of our total lift revenue recognized was comprised of pass revenue.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.

We continue to be impacted negatively by COVID-19, and we believe that the increase in COVID-19 cases associated with the Omicron variant through the holiday period of the 2021/2022 North American ski season negatively impacted our results. However, our results for the 2021/2022 North American ski season significantly improved following the holiday period, and have significantly outperformed results from the prior year, primarily due to the greater impact of COVID-19 and related limitations and restrictions on results for the prior year. In addition, the ongoing impacts of COVID-19 resulted in restrictions, limitations or closures of our Australian ski area operations during the three months ended October 31, 2021 and 2020. These actions, trends and the COVID-19 pandemic in general had a significant adverse impact on our results of operations for the three and nine months ended April 30, 2022 and 2021, and could continue to have an adverse impact for the remainder of the year ending July 31, 2022 (“Fiscal 2022”) and beyond.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 96% and 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended April 30, 2022 and 2021, respectively, and 82% and 79% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the nine months ended April 30, 2022 and 2021. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessionaire properties (as their peak operating season generally occurs during the months of June to October); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

The ongoing impacts of the COVID-19 pandemic have resulted in reduced occupancy at our lodging properties during the 2021/2022 and 2020/2021 North American ski seasons, although we have seen significantly improved results compared to the prior year. In addition, the ongoing impacts of COVID-19 resulted in restrictions, limitations, or closures of our North American summer operations for both the three months ended October 31, 2021 and 2020. These actions, trends and the COVID-19 pandemic in general, had an adverse impact on our results of operations for the three and nine months ended April 30, 2022 and 2021, and could continue to have an adverse impact for the remainder of Fiscal 2022 and beyond.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K and in this Form 10-Q, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•COVID-19 has led to travel restrictions and other adverse economic impacts in global and local economies. Our operations continue to be negatively impacted by COVID-19 and associated government-mandated restrictions, including vaccination requirements, travel restrictions, and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of the safety of our guests, employees and resort communities. The ongoing impacts of COVID-19 and associated regional shutdowns resulted in periodic closures of our Australian ski areas during their 2021 ski seasons. Although conditions have improved relative to the prior year, we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic as well as the related global or other travel restrictions and other adverse impacts, we have experienced a negative change in performance and our future performance could also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and fluctuating commodity prices. We cannot predict the ultimate impact that the global economic uncertainty as a result of COVID-19 will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the remainder of Fiscal 2022 and beyond.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2022, we began our season pass sales program for the 2022/2023 North American ski season. Pass product sales through May 31, 2022 for the upcoming 2022/2023 North American ski season increased approximately 9% in units and approximately 11% in sales dollars as compared to the prior year through June 1, 2021. Pass product sales are adjusted to include pass sales for the Seven Springs Resorts in both periods and to eliminate the impact of foreign currency by applying an exchange rate of $0.79 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if this favorable trend will continue through the 2022 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2022/2023 North American ski season.

•The 2021/2022 North American ski season got off to a slow start with challenging early season conditions which persisted through the holiday period, but results were strong from January through the remainder of the season. We had particularly strong Destination visitation this year, which was further supported by lift ticket sales at our Colorado and Utah resorts that exceeded our expectations through the spring. Our recent results at Whistler Blackcomb were also stronger than expected due to the easing of travel restrictions in Canada in late February. Recent performance at our eastern U.S. ski areas was in-line with our expectations while our Tahoe resorts were impacted by challenging spring conditions, resulting in performance below our expectations. Throughout the season, our ancillary businesses continued to be capacity constrained by staffing, and in the case of dining, by operational restrictions associated with COVID-19. We cannot predict the impact that COVID-19 limitations and restrictions, future weather conditions or continued staffing challenges will have on our skier visitation and results of operations for the remainder of Fiscal 2022 and beyond.

•As of April 30, 2022, we had $1.4 billion of cash and cash equivalents, as well as $417.3 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.7 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2022, we had C$272.1 million ($211.8 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($233.5 million) less outstanding borrowings of C$27.0 million ($21.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million).

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

•On December 31, 2021, through a wholly-owned subsidiary, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”) from Seven Springs Mountain Resort, Inc. and its affiliates for a purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which we funded with cash on hand. The acquisition included the mountain operations of the Seven Springs Resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as hotel, conference center and other related operations. We expect that the acquisition of the Seven Springs Resorts will positively contribute to our annual results of operations, however we cannot predict the ultimate impact the new resorts will have on our future results of operations.

•On March 28, 2022, we announced that we had entered into an agreement to acquire a 55% ownership stake in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG ("ASA"), which controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation. Pursuant to the terms of the agreement, we plan to invest CHF 149 million, comprised of a CHF 110 million investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and CHF 39 million which will be paid to ASA and fully reinvested into the real estate developments in the base area. ASA will retain a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. The transaction is expected to close later in calendar year 2022, subject to certain third-party consents. Subject to the timing of closing, we plan to include unlimited and unrestricted access to Andermatt-Sedrun on the Epic Pass for the 2022/2023 ski season.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2022, compared to the three and nine months ended April 30, 2021 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021 (1)	2022	2021 (1)
Net income attributable to Vail Resorts, Inc.	$372,550	$274,629	$456,609	$268,661
Income before provision for income taxes	$504,794	$354,187	$588,399	$336,039
Mountain Reported EBITDA	$596,000	$456,898	$873,529	$654,267
Lodging Reported EBITDA	14,539	5,324	26,458	(10,774)
Resort Reported EBITDA	$610,539	$462,222	$899,987	$643,493
Real Estate Reported EBITDA	$(1,291)	$(1,034)	$(2,815)	$(3,530)
(1) Segment results for the three and nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of the Seven Springs Resorts (acquired December 31, 2021) prospectively from the date of acquisition.

COVID-19 in general had an adverse impact on our results of operations for both the three and nine months ended April 30, 2022 and 2021, as further described below in our segment results of operations.

Mountain Segment
Three months ended April 30, 2022 compared to the three months ended April 30, 2021
Mountain segment operating results for the three months ended April 30, 2022 and 2021 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021 (1)
Mountain net revenue:
Lift	$714,708	$577,680	23.7%
Ski school	120,897	80,390	50.4%
Dining	79,826	45,981	73.6%
Retail/rental	126,497	91,286	38.6%
Other	42,707	34,575	23.5%
Total Mountain net revenue	1,084,635	829,912	30.7%
Mountain operating expense:
Labor and labor-related benefits	209,729	162,141	29.3%
Retail cost of sales	34,940	25,376	37.7%
Resort related fees	49,426	38,168	29.5%
General and administrative	77,000	61,916	24.4%
Other	117,903	86,424	36.4%
Total Mountain operating expense	488,998	374,025	30.7%
Mountain equity investment income, net	363	1,011	(64.1)%
Mountain Reported EBITDA	$596,000	$456,898	30.4%

Total skier visits	8,702	7,188	21.1%
ETP	$82.13	$80.37	2.2%
(1) Segment results for the three months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation.

Mountain Reported EBITDA includes $5.1 million of stock-based compensation expense for both the three months ended April 30, 2022 and 2021.

Mountain Reported EBITDA increased $139.1 million, or 30.4%, primarily due to strong North American pass sales growth for the 2021/2022 North American ski season and fewer COVID-19 related limitations and restrictions on our North American operations as compared to the prior year. Visitation across our North American Resorts increased significantly relative to prior year levels, particularly among pass product holders. These increases were partially offset by an increase in variable expenses associated with the increase in revenue and visitation, one-time expense associated with our previously announced end of season bonus program for hourly workers, and an increase in general and administrative expenses primarily due to cost discipline efforts in the prior year associated with lower levels of operations. Mountain segment results for the three months ended April 30, 2022 also include acquisition and integration related expenses, as well as expenses associated with the expected acquisition of Andermatt-Sedrun, of $1.0 million, compared to $0.1 million of acquisition and integration related expenses for the three months ended April 30, 2021.

Lift revenue increased $137.0 million, or 23.7%, primarily due to increases in both pass revenue and non-pass lift ticket purchases. Pass revenue increased 30.2%, which was primarily driven by increased pass product sales for the 2021/2022 North American ski season compared to the 2020/2021 North American ski season, which were favorably impacted by increased pass product sales to new pass holders and Destination guests. Non-pass revenue increased 16.1% primarily due to an increase in visitation, which was significantly impacted by COVID-19 related capacity limitations in the prior year, as well as an increase in non-pass ETP of 6.0%.

Ski school revenue increased $40.5 million, or 50.4%, dining revenue increased $33.8 million, or 73.6% and retail/rental revenue increased $35.2 million, or 38.6%, each primarily due to fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year, as well as an increase in demand over the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $8.1 million, or 23.5%, primarily due to increased municipal services and other ski area administrative revenue, guest services revenue, other mountain activities revenue, marketing revenue, private club revenue and employee housing revenue, each as a result of increased visitation and fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year.

Operating expense increased $115.0 million, or 30.7%, which was primarily attributable to increased variable expenses associated with increases in revenue, and the impact of cost discipline efforts in the prior year associated with lower levels of operations, including limitations, restrictions and closures resulting from COVID-19. Additionally, operating expense for the three months ended April 30, 2022 includes acquisition and integration related expenses, as well as expenses associated with the expected acquisition of Andermatt-Sedrun, of $1.0 million, compared to $0.1 million of acquisition and integration related expenses for the three months ended April 30, 2021.

Labor and labor-related benefits increased 29.3%, primarily due to increased staffing associated with an increase in visitation and the impact of COVID-19 related cost actions in the prior year, as well as $12.7 million of incremental expense associated with our end of season bonus program for employees not eligible for our management incentive plan and a decrease of $7.8 million in tax credits from COVID-19 related legislation in Canada. Retail cost of sales increased 37.7%, compared to an increase in retail sales of 41.8%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 29.5%, primarily due to increases in revenue on which those fees are based. General and administrative expense increased 24.4%, primarily due to an increase in allocated corporate overhead costs across nearly all corporate functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 36.4%, primarily due to increases in variable operating expenses associated with increased revenues and visitation, as well as an increase in acquisition and integration related expenses and expenses associated with the expected acquisition of Andermatt-Sedrun of $0.9 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021
Mountain segment operating results for the nine months ended April 30, 2022 and 2021 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021 (1)
Mountain net revenue:
Lift	$1,250,619	$1,041,546	20.1%
Ski school	214,442	138,824	54.5%
Dining	146,395	81,276	80.1%
Retail/rental	281,704	203,718	38.3%
Other	135,150	106,005	27.5%
Total Mountain net revenue	2,028,310	1,571,369	29.1%
Mountain operating expense:
Labor and labor-related benefits	468,848	374,556	25.2%
Retail cost of sales	85,851	66,351	29.4%
Resort related fees	89,419	67,153	33.2%
General and administrative	219,262	177,637	23.4%
Other	294,096	237,582	23.8%
Total Mountain operating expense	1,157,476	923,279	25.4%
Mountain equity investment income, net	2,695	6,177	(56.4)%
Mountain Reported EBITDA	$873,529	$654,267	33.5%

Total skier visits	16,279	14,191	14.7%
ETP	$76.82	$73.39	4.7%
(1) Segment results for the nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation.
Mountain Reported EBITDA includes $15.9 million and $15.4 million of stock-based compensation expense for the nine months ended April 30, 2022 and 2021, respectively.

Mountain Reported EBITDA increased $219.3 million, or 33.5%, primarily due to strong North American pass sales growth for the 2021/2022 North American ski season and fewer COVID-19 related limitations and restrictions on our North American operations compared to the prior year. Visitation across our North American Resorts increased relative to prior year levels, but was partially offset by the negative impact of delayed Resort openings due to challenging early season conditions. These increases were partially offset by an increase in variable expenses associated with the increase in revenue and visitation, and an increase in general and administrative expenses primarily due to cost discipline efforts in the prior year associated with lower levels of operations. Additionally, our operations during both the three months ended October 31, 2021 and 2020 were negatively impacted by periodic resort closures at our Australian ski areas due to regional lockdowns as a result of COVID-19. Mountain segment results for the nine months ended April 30, 2022 also include acquisition and integration related expenses, as well as expenses associated with the expected acquisition of Andermatt-Sedrun, of $5.0 million, compared to $0.9 million of acquisition and integration related expenses for the nine months ended April 30, 2021.

Lift revenue increased $209.1 million, or 20.1%, primarily due to an increase in pass revenue and an increase in non-pass lift ticket purchases. Pass revenue increased 20.8%, which was primarily driven by increased pass product sales for the 2021/2022 North American ski season compared to the 2020/2021 North American ski season, which were favorably impacted by increased pass product sales to new pass holders and Destination guests. Non-pass revenue increased 18.8% primarily due to an increase in visitation, which was significantly impacted by COVID-19 related capacity limitations in the prior year, as well as an increase in non-pass ETP of 8.6%. The increase in lift revenue for non-pass revenue was partially offset by delayed Resort openings as a result of challenging early season conditions, which negatively impacted visitation.

Ski school revenue increased $75.6 million, or 54.5%, dining revenue increased $65.1 million, or 80.1%, and retail/rental revenue increased $78.0 million, or 38.3%, each primarily due to fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year, as well as an increase in demand over the prior year.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $29.1 million, 27.5%, primarily due to increased summer activities, municipal services and other ski area administrative revenue, guest services, employee housing revenue, marketing revenue, private club revenue and other mountain activities as a result of increased visitation and fewer COVID-19 related limitations and restrictions on our North American operations as compared to the prior year.

Operating expense increased $234.2 million, 25.4%, which was primarily attributable to increased variable expenses associated with increases in revenue, and the impact of cost discipline efforts in the prior year associated with lower levels of operations, including limitations, restrictions and closures resulting from COVID-19. Additionally, operating expense for the nine months ended April 30, 2022 includes acquisition and integration related expenses, as well as expenses associated with the expected acquisition of Andermatt-Sedrun, of $5.0 million, compared to $0.9 million of acquisition and integration related expenses for the nine months ended April 30, 2021.

Labor and labor-related benefits increased 25.2%, primarily due to increased staffing associated with an increase in visitation and the impact of COVID-19 related cost actions in the prior year, including salary reductions, as well as $17.1 million of incremental expense associated with our end of season bonus program for employees not eligible for our management incentive plan and a decrease of $17.7 million in tax credits from COVID-19 related legislation in Canada. Retail cost of sales increased 29.4%, compared to an increase in retail sales of 38.7%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 33.2%, primarily due to increases in revenue on which those fees are based. General and administrative expense increased 23.4%, primarily due to an increase in allocated corporate overhead costs across all corporate functions, which were impacted in the prior year by COVID-19 related cost management, as well as a decrease in tax credits of approximately $5.1 million associated with COVID-19 related legislation in Canada and Australia. Other expense increased 23.8%, primarily due to increases in variable operating expenses associated with increased revenues and visitation, as well as an increase in acquisition and integration related expenses and expenses associated with the expected acquisition of Andermatt-Sedrun of $4.1 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company decreased $3.5 million, or 56.4%, for the nine months ended April 30, 2022 compared to the same period in the prior year due to a lower number of real estate sales.

Lodging Segment

Three months ended April 30, 2022 compared to the three months ended April 30, 2021
Lodging segment operating results for the three months ended April 30, 2022 and 2021 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021 (1)
Lodging net revenue:
Owned hotel rooms	$18,295	$10,252	78.5%
Managed condominium rooms	37,494	28,726	30.5%
Dining	14,646	4,162	251.9%
Transportation	6,862	4,663	47.2%
Other	9,925	8,610	15.3%
	87,222	56,413	54.6%
Payroll cost reimbursements	4,679	1,953	139.6%
Total Lodging net revenue	91,901	58,366	57.5%
Lodging operating expense:
Labor and labor-related benefits	35,187	25,895	35.9%
General and administrative	14,764	11,378	29.8%
Other	22,732	13,816	64.5%
	72,683	51,089	42.3%
Reimbursed payroll costs	4,679	1,953	139.6%
Total Lodging operating expense	77,362	53,042	45.9%
Lodging Reported EBITDA	$14,539	$5,324	173.1%

Owned hotel statistics:
ADR	$330.52	$274.15	20.6%
RevPAR	$173.30	$147.67	17.4%
Managed condominium statistics:
ADR	$508.24	$403.96	25.8%
RevPAR	$215.48	$141.39	52.4%
Owned hotel and managed condominium statistics (combined):
ADR	$475.21	$374.39	26.9%
RevPAR	$214.40	$142.40	50.6%
(1) Segment results for the three months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation.
Lodging Reported EBITDA includes $0.9 million and $1.0 million of stock-based compensation expense for the three months ended April 30, 2022 and 2021, respectively. Lodging Reported EBITDA increased $9.2 million, or 173.1%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American operations compared to the prior year, which resulted in increased occupancy at our lodging properties compared to the prior year, as well as an increase in ADR of 26.9% driven by increased pricing at our owned hotels and managed condominiums due to an increase in demand.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year.
Operating expense (excluding reimbursed payroll costs) increased 42.3%. Labor and labor related benefits increased 35.9%, primarily due to increased staffing associated with improved North American operations in the current year as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year, and expense associated with our previously announced end of season bonus program for hourly workers. General and administrative expense increased 29.8% primarily due to an increase in allocated corporate overhead costs for nearly all corporate functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 64.5%, primarily related to higher variable expenses associated with increased revenue.
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
Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021
Lodging segment operating results for the nine months ended April 30, 2022 and 2021 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021 (1)
Lodging net revenue:
Owned hotel rooms	$53,362	$24,325	119.4%
Managed condominium rooms	83,703	58,391	43.3%
Dining	33,296	7,703	332.2%
Transportation	14,421	7,610	89.5%
Golf	5,138	3,733	37.6%
Other	31,641	25,834	22.5%
	221,561	127,596	73.6%
Payroll cost reimbursements	8,281	5,174	60.1%
Total Lodging net revenue	229,842	132,770	73.1%
Lodging operating expense:
Labor and labor-related benefits	92,925	66,767	39.2%
General and administrative	40,997	32,807	25.0%
Other	61,181	38,796	57.7%
	195,103	138,370	41.0%
Reimbursed payroll costs	8,281	5,174	60.1%
Total Lodging operating expense	203,384	143,544	41.7%
Lodging Reported EBITDA	$26,458	$(10,774)	345.6%

Owned hotel statistics:
ADR	$307.80	$255.25	20.6%
RevPAR	$167.90	$92.27	82.0%
Managed condominium statistics:
ADR	$443.10	$374.72	18.2%
RevPAR	$142.55	$84.53	68.6%
Owned hotel and managed condominium statistics (combined):
ADR	$403.31	$344.66	17.0%
RevPAR	$149.20	$86.65	72.2%
(1) Segment results for the nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation.

Lodging Reported EBITDA includes $2.9 million of stock-based compensation expense for both the nine months ended April 30, 2022 and 2021. Lodging Reported EBITDA increased $37.2 million, or 345.6%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American operations compared to the prior year, which resulted in increased occupancy at our lodging properties as compared to the prior year, as well as an increase in ADR of 17.0% driven by increased pricing at our owned hotels and managed condominiums due to an increase in demand, partially offset by increased general and administrative expenses primarily due to COVID-19 related cost management in the prior year.
Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year.
Operating expense (excluding reimbursed payroll costs) increased 41.0%. Labor and labor related benefits increased 39.2%, primarily due to increased staffing associated with improved North American operations in the current year as a result of fewer COVID-19 related limitations and restrictions and increased demand, as well as the impact of salary reductions in the prior year and expense associated with our previously announced end of season bonus program for hourly workers. General and administrative expense increased 25.0% primarily due to an increase in allocated corporate overhead costs for nearly all functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 57.7%, primarily related to higher variable expenses associated with increased revenue.
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

Real Estate Segment
Our Real Estate net revenue is primarily determined by the timing of closings and the mix of real estate sold in any given period. Different types of projects have different revenue and profit margins; therefore, as the real estate inventory mix changes, it can greatly impact Real Estate segment net revenue, operating expense, gain or loss on sale of real property and Real Estate Reported EBITDA.

Three months ended April 30, 2022 compared to the three months ended April 30, 2021
Real Estate segment operating results for the three months ended April 30, 2022 and 2021 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021
Total Real Estate net revenue	$129	$800	(83.9)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	544	(100.0)%
Other	1,609	1,479	8.8%
Total Real Estate operating expense	1,609	2,023	(20.5)%
Gain on sale of real property	189	189	—%
Real Estate Reported EBITDA	$(1,291)	$(1,034)	(24.9)%

We did not close on any significant real estate transactions during the three months ended April 30, 2022 and 2021. Other operating expense for both the three months ended April 30, 2022 and 2021 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021
Real Estate segment operating results for the nine months ended April 30, 2022 and 2021 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2022	2021
Total Real Estate net revenue	$624	$1,369	(54.4)%
Real Estate operating expense:
Cost of sales (including sales commission)	244	958	(74.5)%
Other	4,346	4,130	5.2%
Total Real Estate operating expense	4,590	5,088	(9.8)%
Gain on sale of real property	1,151	189	509.0%
Real Estate Reported EBITDA	$(2,815)	$(3,530)	20.3%

We did not close on any significant real estate transactions during the nine months ended April 30, 2022 and 2021. Other operating expense for both the nine months ended April 30, 2022 and 2021 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2022	2021		2022	2021
Change in estimated fair value of contingent consideration	$(2,800)	$(10,400)	(73.1)%	$(21,580)	$(12,202)	76.9%
Foreign currency (loss) gain on intercompany loans	$(1,040)	$4,157	(125.0)%	$(3,079)	$9,832	(131.3)%
(Loss) gain on disposal of fixed assets and other, net	$(51)	$1,999	(102.6)%	$16,163	$(762)	2,221.1%
Provision for income taxes	$(118,211)	$(76,897)	53.7%	$(110,407)	$(66,640)	65.7%
Effective tax rate	23.4%	21.7%	1.7 pts	18.8%	19.8%	(1.0) pts

Change in estimated fair value of contingent consideration. We recorded losses of $2.8 million and $21.6 million, respectively, for the three and nine months ended April 30, 2022, primarily related to an increase in the estimated contingent consideration payment for Fiscal 2022. We recorded losses of $10.4 million and $12.2 million, respectively, for the three and nine months ended April 30, 2021, primarily related to an increase in the estimated contingent consideration payment for Fiscal 2021. See Notes to the Consolidated Condensed Financial Statements for additional information.

Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans for the three and nine months ended April 30, 2022 decreased $5.2 million and $12.9 million, respectively, as a result of the Canadian dollar decreasing relative to the U.S. dollar compared to the same respective periods in the prior year. This activity is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

(Loss) gain on disposal of fixed assets and other, net. Gain on disposal of fixed assets and other, net for the nine months ended April 30, 2022 included (i) $7.9 million from the sale of an administrative building in Avon, CO and (ii) proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate provision for the three and nine months ended April 30, 2022 was 23.4% and 18.8%, respectively, compared to 21.7% and 19.8%, respectively, for the three and nine months ended April 30, 2021.

The increase in the effective tax rate provision for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 was primarily due to an increase in expected full fiscal year pre-tax book income in the current period, which lessens the tax impact from favorable permanent items and discrete items, as well as a shift in income to higher tax rate jurisdictions. The decrease in the effective tax rate provision for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021 was primarily due to an increase in favorable discrete items, including excess tax benefits of employee share award exercises and the statute closing on our uncertain tax positions, partially offset by an increase in expected full fiscal year pre-tax book income and a shift in income to higher tax rate jurisdictions.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2022 and 2021 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021 (1)	2022	2021 (1)
Net income attributable to Vail Resorts, Inc.	$372,550	$274,629	$456,609	$268,661
Net income attributable to noncontrolling interests	14,033	2,661	21,383	738
Net income	386,583	277,290	477,992	269,399
Provision for income taxes	118,211	76,897	110,407	66,640
Income before provision for income taxes	504,794	354,187	588,399	336,039
Depreciation and amortization	65,655	64,071	189,214	189,362
Loss (gain) on disposal of fixed assets and other, net	51	(1,999)	(16,163)	762
Change in fair value of contingent consideration	2,800	10,400	21,580	12,202
Investment income and other, net	(224)	(347)	(980)	(857)
Foreign currency loss (gain) on intercompany loans	1,040	(4,157)	3,079	(9,832)
Interest expense, net	35,132	39,033	112,043	112,287
Total Reported EBITDA	$609,248	$461,188	$897,172	$639,963

Mountain Reported EBITDA	$596,000	$456,898	$873,529	$654,267
Lodging Reported EBITDA	14,539	5,324	26,458	(10,774)
Resort Reported EBITDA	610,539	462,222	899,987	643,493
Real Estate Reported EBITDA	(1,291)	(1,034)	(2,815)	(3,530)
Total Reported EBITDA	$609,248	$461,188	$897,172	$639,963
(1) Segment results for the three and nine months ended April 30, 2021 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Condensed Financial Statements for additional information.
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2022	2021
Long-term debt, net	$2,687,488	$2,739,981
Long-term debt due within one year	63,736	113,454
Total debt	2,751,224	2,853,435
Less: cash and cash equivalents	1,401,168	1,344,702
Net Debt	$1,350,056	$1,508,733

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2022 and 2021 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$772,984	$551,137
Net cash used in investing activities	$(255,565)	$(75,016)
Net cash (used in) provided by financing activities	$(352,653)	$474,316

Nine months ended April 30, 2022 compared to the nine months ended April 30, 2021
We generated $773.0 million of cash from operating activities during the nine months ended April 30, 2022, an increase of $221.9 million compared to $551.1 million generated during the nine months ended April 30, 2021. The increase in operating cash flows was primarily a result of (i) increased Mountain and Lodging segment operating results during the nine months ended April 30, 2022 compared to the prior year and (ii) an increase in pass product sales and associated accounts receivable collections, net of refunds, during the nine months ended April 30, 2022 compared to the prior year, which was impacted by the credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products. This increase was partially offset by (i) a decrease in cash flows from accounts payable and accrued liabilities, primarily associated with the lower level of operations as of the beginning of the prior fiscal year resulting from COVID-19 and (ii) an increase in inventory purchases during the nine months ended April 30, 2022 compared to the prior year.

Cash used in investing activities for the nine months ended April 30, 2022 increased by $180.5 million primarily due to cash payments of $116.3 million, net of cash acquired of $0.2 million, related to the acquisition of the Seven Springs Resorts during the nine months ended April 30, 2022. Additionally, capital expenditures increased by approximately $76.2 million as a result of the deferral of discretionary capital projects in the prior year related to the Company’s decision to prioritize near-term liquidity. These increases were partially offset by proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company, as well as the sale of an administrative building in Avon, CO for approximately $11.3 million.

Cash used in financing activities increased by $827.0 million during the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021, primarily due to (i) prior year proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during the nine months ended April 30, 2021; (ii) an increase in dividends paid of $148.9 million; (iii) a $51.5 million repayment of debt associated with the maturity of the EB-5 Development Notes; (iv) an increase in repurchases of common stock of $37.5 million; and (v) an increase in employee taxes paid for equity award exercises of $28.2 million. These increases in cash used in financing activities were partially offset by a decrease in financing costs primarily associated with the issuance of the 0.0% Convertible Notes in the prior year.

Significant Sources of Cash
We had $1.4 billion of cash and cash equivalents as of April 30, 2022, compared to $1.3 billion as of April 30, 2021, and the increase was primarily associated with Mountain and Lodging segment operating cash flows. Although we cannot predict the future impact associated with COVID-19 on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily those generated in our second and third fiscal quarters).

In addition to our $1.4 billion of cash and cash equivalents at April 30, 2022, we had $417.3 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2022 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.7 million). Additionally, we had C$272.1 million ($211.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($233.5 million) less outstanding borrowings of C$27.0 million ($21.0 million) and a letter of credit outstanding of C$0.9 million ($0.7 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at LIBOR plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively. The Vail Holdings Credit Agreement, as amended by the Fourth Amendment, contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York.

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

Acquisitions
On December 31, 2021, we acquired the assets of the Seven Springs Resorts for a purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which was funded with cash on hand.

On March 28, 2022, we announced that we had entered into an agreement to purchase a majority stake in Andermatt-Sedrun Sport AG, for a planned purchase price of CHF 149 million. The transaction is expected to close later in calendar year 2022, subject to certain third-party consents, and we expect to fund the acquisition with cash on hand.

Debt
As of April 30, 2022, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.8 billion debt outstanding as of April 30, 2022) are not due until fiscal year 2025 and beyond. As of April 30, 2022 and 2021, total long-term debt, net (including long-term debt due within one year) was $2.8 billion and $2.9 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) decreased from $1.5 billion as of April 30, 2021 to $1.4 billion as of April 30, 2022.

As of April 30, 2022, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

The Company exited the Financial Covenants Temporary Waiver Period under the Vail Holdings Credit Agreement effective October 31, 2021. As a result, we are required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement and we are no longer subject to the covenant modifications that were applicable during the temporary waiver period.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.8 billion of variable-rate debt outstanding as of April 30, 2022. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.7 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can continue to respond to liquidity impacts of changes in the business and economic environment, including the effects of COVID-19, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On June 8, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on July 12, 2022 to stockholders of record as of June 27, 2022. Additionally, a Canadian dollar equivalent dividend on the Exchangeco Shares will be payable on July 12, 2022 to stockholders of record as of June 27, 2022. For the nine months ended April 30, 2022, we paid cash dividends of $3.67 per share ($148.9 million in the aggregate, including cash dividends paid to Exchangeco shareholders). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We repurchased 144,875 shares during the nine months ended April 30, 2022 (at a total cost of approximately $37.5 million). We did not repurchase any Vail Shares during the nine months ended April 30, 2021. Since inception of this stock repurchase program through April 30, 2022, we have repurchased 6,306,016 Vail Shares at a cost of approximately $441.9 million. As of April 30, 2022, 1,193,984 Vail Shares remained available to repurchase under the existing repurchase authorization. Subsequent to April 30, 2022, we repurchased 158,268 Vail Shares (at a total cost of approximately $37.2 million), resulting in availability of 1,035,716 Vail Shares for repurchase as of June 8, 2022. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2022. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of our Form 10-K and Part II, Item 1A “Risk Factors” of our Form 10-Q for the quarter ended January 31, 2022. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2022, we had approximately $0.8 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 27% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2022 of approximately 2.4% and 2.5%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2022, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.7 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2022	2021
Foreign currency translation adjustments	$(48,919)	$132,167
Foreign currency (loss) gain on intercompany loans	$(3,079)	$9,832

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

Changes in Internal Controls over Financial Reporting
On December 31, 2021, we completed our acquisition of the Seven Springs Resorts. The Seven Springs Resorts were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of April 30, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts.
Excluding the Seven Springs Resorts, there were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 23, 2021 and our Form 10-Q for the quarter ended January 31, 2022, which was filed on March 14, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exchangeable Shares
On October 17, 2016, the Company acquired all of the outstanding common shares of Whistler Blackcomb. Part of the consideration paid to Whistler Blackcomb shareholders consisted of 3,327,719 Vail Shares and 418,095 shares of the Company’s wholly-owned Canadian subsidiary (the “Exchangeco Shares”). Each Exchangeco Share is exchangeable by the holder thereof for one Vail Share (subject to customary adjustments for stock splits or other reorganizations). In addition, the Company may require all outstanding Exchangeco Shares to be exchanged into an equal number of Vail Shares upon the occurrence of certain events and at any time following the seventh anniversary of the closing of the transaction. Exchangeco Shares, while outstanding, are substantially the economic equivalent of the corresponding Vail Shares. As of April 30, 2022, 31,294 Exchangeco Shares had not yet been exchanged into Vail Shares.
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

Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2022 - February 28, 2022	—	$—	—	1,338,859
March 1, 2022 - March 31, 2022	—	$—	—	1,338,859
April 1, 2022 - April 30, 2022	144,875	$258.86	144,875	1,193,984
Total	144,875	$258.86	144,875	1,193,984

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. As of April 30, 2022, 1,193,984 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. These authorizations have no expiration date.

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

Vail Resorts, Inc.

Date: June 9, 2022	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 9, 2022	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)