Form 10-K
period 2022-07-31
VAIL RESORTS INC
filed 2022-09-28
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $277.10 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,123,660,215.
As of September 26, 2022, 40,281,228 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2022 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•the economy generally, and our business and results of operations, including the ultimate amount of refunds that we would be required to refund to our pass product holders for qualifying circumstances under our Epic Coverage program;
•prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries;
•the ongoing COVID-19 pandemic, and its impact on the travel and leisure industry generally, and our financial condition and operations;
•unfavorable weather conditions or the impact of natural disasters;
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
•risks related to the high fixed cost structure of our business;
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
•risks related to our workforce, including increased labor costs, loss of key personnel and our ability to maintain adequate staffing, including hiring and retaining a sufficient seasonal workforce;
•a deterioration in the quality or reputation of our brands, including our ability to protect our intellectual property and the risk of accidents at our mountain resorts;
•our ability to successfully integrate acquired businesses, including their integration into our internal controls and infrastructure; our ability to successfully navigate new markets, including Europe; or that acquired businesses may fail to perform in accordance with expectations, including the Seven Springs Resorts and Andermatt-Sedrun;
•risks associated with international operations;
•fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars, and the Swiss franc, as compared to the U.S. dollar;
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
•adverse consequences of current or future litigation and legal claims;
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
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three business segments: Mountain, Lodging and Real Estate, which represented approximately 88%, 12% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2022 (“Fiscal 2022”).
Our Mountain segment operates 41 world-class destination mountain resorts and regional ski areas (collectively, our “Resorts”). Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations.

In the Lodging segment, we own and/or manage a collection of luxury hotels and condominiums under our RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to our North American mountain resorts; National Park Service (“NPS”) concessioner properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

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
Acquisition of Andermatt-Sedrun Sport AG
On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG ("ASA"). Andermatt-Sedrun operates mountain and ski-related assets, including all lifts, most of the restaurants and a ski school operation at the ski area. We invested CHF 149.3 million ($155.7 million), comprised of a CHF 110.0 million ($114.4 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and CHF 39.3 million ($41.3 million) paid to ASA. The proceeds paid to ASA will be fully reinvested into the real estate developments in the base area. ASA has retained a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership.
COVID-19 Impact
The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and leisure industries, including our Company. While our North American Resorts were operational throughout the 2021/2022 ski season, the impacts of COVID-19, and specifically the Omicron variant, resulted in negative impacts to our operational results, including staffing challenges, increased labor costs and reduced visitation through the holiday period of the 2021/2022 North American ski season. In particular, Whistler Blackcomb was disproportionately impacted by COVID-19 related travel restrictions during the holiday period, which continued to result in lower than normal U.S. destination and international visitation to the resort. However, our results for the 2021/2022 North American ski season significantly improved following the holiday period, and have significantly outperformed results from the prior year, primarily due to the greater impact of COVID-19 and related limitations and restrictions on results for the prior year. Despite these improved results, COVID-19 still presents significant challenges, including challenges to our ability to maintain adequate staffing in a constrained labor market.

Mountain Segment
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas, including five resorts within the top ten most visited resorts in the United States for the 2021/2022 North American ski season:

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
SWITZERLAND
ANDERMATT-SEDRUN*
AUSTRALIA
PERISHER
FALLS CREEK
HOTHAM
perisher

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
Many of our destination mountain resorts are year-round mountain resorts that provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. We offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slides, mountain coasters, children’s activities and other recreational activities. Collectively, our Resorts are located in close proximity to population centers totaling over 110 million people.
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2021/2022 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the U.S. for the 2021/2022 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.

•Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2021/2022 ski season and the largest by acreage in the U.S. Park City offers 7,300 acres of skiable terrain for every type of skier and snowboarder and offers guests an outstanding ski experience with fine dining, ski school, retail and lodging.
•Keystone Resort (“Keystone”) - the fourth most visited mountain resort in the U.S. for the 2021/2022 ski season and home to the highly renowned A51 Terrain Park, as well as the largest area of night skiing in Colorado. Keystone also offers guests a unique skiing opportunity through guided snow cat ski tours accessing five bowls. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.
•Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2021/2022 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
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
Switzerland
•Andermatt-Sedrun - acquired by the Company on August 3, 2022, Andermatt-Sedrun is located approximately 70 miles from Zurich, Switzerland and approximately 200 miles from Geneva, Switzerland, in the Ursern Valley of the Swiss Alps. Andermatt-Sedrun offers nearly 75 miles of varied terrain and a top elevation of 9,800 feet across the mountains of Andermatt, Sedrun and Gemsstock, with connected access to Disentis, which is owned independently. The ski area spans over 10 miles of scenic high alpine terrain between Andermatt and Sedrun, including the iconic Oberalp Pass, and is connected by the Matterhorn Gothard Bahn which operates year-round.
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
Mid-Atlantic (Pennsylvania)
We own and operate eight ski areas in the Mid-Atlantic region serving guests in Philadelphia, Pittsburgh, Southern New Jersey, Baltimore and Washington D.C. Our presence in the region allows us to offer compelling local options and easy overnight weekend and holiday trips to our premium Northeast regional ski areas, which are within driving distance from these markets.
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
Ski Industry/Competition
There are approximately 755 ski areas in North America with approximately 470 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination resort guests looking for a comprehensive vacation experience. During the 2021/2022 North American ski season, combined skier visits for all ski areas in North America were approximately 80.6 million. Our North American Resorts had approximately 16.2 million skier visits during the 2021/2022 ski season, representing approximately 20.1% of North American skier visits.
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts in North America for over 40 years, which has allowed and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Palisades Tahoe, Killington, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, the Southwest, British Columbia, Canada and Switzerland, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Additionally, our pass products compete with other multi-resort frequency and pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.
The ski industry statistics stated in this section have been derived primarily from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Surveys as well as other industry publications.

Our Competitive Strengths
We believe our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia and one ski resort in Switzerland. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies by operating multiple resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (five of the top ten for the 2021/2022 U.S. ski season), and most of our destination mountain resorts consistently rank in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
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

•Snow Conditions
Our Resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada receive average annual snowfall between 18 and 35 feet. Even in these areas which receive abundant snowfall, we have invested in significant snowmaking systems that help provide a more consistent experience, especially in the early season. We have made significant recent investments in our snowmaking systems in Colorado that transformed the early-season terrain experience at Vail, Keystone and Beaver Creek. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary expenditures expected for calendar year 2022 include, among other projects, the installation of 18 new or replacement lifts across 12 of our resorts. Key lift upgrades include, among others:
•a new high-speed 10-person gondola at Whistler Blackcomb replacing the existing 6-person gondola;
•replacing Whistler Blackcomb’s existing Big Red Express high-speed 4-person lift with a high-speed 6-person chair;
•a new high-speed 4-person chair in Vail’s Sun Down Bowl;
•replacing the current 4-person chair in Vail’s Game Creek Bowl with a new high-speed 6-person lift;
•replacing Breckenridge’s current fixed-grip double Rip’s Ride lift with a high-speed 4-person chair;
•a new high-speed 6-person chair replacing Northstar’s Comstock 4-person chair; and
•replacing Heavenly’s existing fixed-grip triple North Bowl lift with a high-speed 4-person chair.
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
•installing a new four-person lift at Park City, Over and Out; and
•replacing the Leichardt T-bar lift at Perisher with a new four-person lift.

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

Extraordinary Service and Amenities

•Commitment to the Guest Experience
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and create a customer-focused environment. We offer EpicMix, a mobile application that, through radio frequency technology or Global Positioning System, captures a guest’s activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); provides current trail maps along with real-time trail and lift status; allows guests to access real and forecasted lift line wait times; and provides information regarding parking, dining, events and other on-mountain activities. We have also invested in lift ticket express fulfillment through mobile technology by allowing lift ticket purchasers that buy online to bypass the ticket window. Additionally, we are focused on improving the guest ski/snowboard rental experience by eliminating the need for a guest to wait in several lines with the application of a “pod” concept in several of our high-volume locations.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. Our pass products generated approximately 61% of our total lift revenue for Fiscal 2022. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass products range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which provides unrestricted and unlimited access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort offerings. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. In August 2022, we acquired Andermatt-Sedrun, located in Switzerland, marking our first strategic investment in, and opportunity to operate, a ski resort in Europe. In December 2021, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”), which added three regional ski areas strategically located near Pittsburgh, expanding our presence in the Mid-Atlantic region and generating incremental drive-to business from other major metropolitan areas such as Washington DC, Baltimore and Cleveland. In September 2019, we acquired Peak Resorts, Inc., which added 17 regional ski areas strategically located near key U.S. population centers in the Northeast, Mid-Atlantic and Midwest regions. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts, which for the 2022/2023 ski season include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increase the value proposition of our pass products.

Pass product holders also receive additional value in exchange for their advance commitment through our Epic Mountain Rewards program, which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, Epic Coverage is included with the purchase of all pass products for no additional charge and provides refunds in the event of certain resort closures and certain travel restrictions (e.g. for COVID-19), giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances including eligible injuries, job losses and many other personal events.

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

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. For the 2021/2022 ski season, we operated approximately 260 dining venues at our Resorts, which were impacted by restrictions and limitations as a result of the impacts of COVID-19 and to ensure the safety of our guests and employees, including limited food options at quick-service restaurants, spacing of tables in seating areas to allow for physical distancing and maintaining as much outdoor seating as possible.

•Retail/Rental
We have approximately 340 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. Several of our rental locations offer delivery services, bringing ski and snowboard gear and expert advice directly to our guests. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range, the San Francisco Bay Area, Salt Lake City and Minneapolis. Many of our retail/rental locations near key population centers also offer prime venues for selling our pass products.

•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During a normal winter season, in addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining, although some of these activities were restricted or limited for the most recent winter season to ensure the safety of our guests and employees as a result of COVID-19 and as a result of labor shortages. During a normal summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge, although some of these activities were restricted or limited for both the 2021 and 2022 summer seasons to ensure the safety of our guests and employees as a result of COVID-19 and as a result of labor shortages. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters.

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
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel management company, RockResorts; managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York, Pennsylvania and British Columbia, Canada; two NPS concessioner properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses, including five in Colorado; one in Vermont, one in Pennsylvania, one in Wyoming; one in Lake Tahoe, California; and one in Park City, Utah. For additional property details, see Item 2. “Properties”.
The Lodging segment currently includes approximately 5,900 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resorts in premier destination locations.
In addition to our portfolio of owned and managed luxury resort hotels and other hotels and properties, our lodging business also features a Colorado ground transportation company, which represents the first point of contact with many of our guests when they arrive by air to Colorado. We offer year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne).
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, mid-price and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 797,000 rooms at approximately 2,500 properties in the U.S. as of July 31, 2022. For Fiscal 2022, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $309.78, a paid occupancy rate of 55.1% and revenue per available room (“RevPAR”) of $170.84, as compared to the upper upscale segment’s ADR of $201.53, a paid occupancy rate of 59.3% and RevPAR of $119.47. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as some of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.
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
•conference space with the latest technology is available at most of our hotels. In addition, guests at Keystone can use our company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space. The Seven Springs Resorts also provide conference services, offering over 77,000 square feet of meeting and function space;
•we have a central reservations system that leverages our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and
•we actively upgrade the quality of the accommodations and amenities available at our hotels through capital improvements. Capital funding for third-party owned properties is provided by the owners of those properties to maintain standards required by our management contracts.
National Park Concessioner Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a concession agreement with the NPS with an initial term that would have expired on December 31, 2021. In June 2021, we agreed to an amendment to the agreement extending the term an additional two years, with an expiration date of December 31, 2023. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concession agreement with the NPS that expires October 31, 2028. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May through the end of September.
We primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, ExploreUS and Xanterra Parks & Resorts in retaining and obtaining NPS concession agreements. Four full-service concessioners provide accommodations within Grand Teton National Park, including GTLC. In a normal operating season, GTLC offers three lodging options within Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities; Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 337 campsites and a 112-space recreational vehicle park. We also operate two additional campgrounds separate from these facilities: the 304-site Gros Ventre Campground and 51-site Jenny Lake Campground. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining establishments. Additionally we operate 11 retail outlets located throughout the GTLC properties. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips, golf and guided Grand Teton National Park tours, although due to low water levels, certain retail locations and activities are not operating for the 2022 summer season. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC’s accommodations within Grand Teton National Park generally operate near full capacity during their operating season.
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
For our Lodging segment, we promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (search, social and display), promotional programs and print media advertising, all of which are designed to drive traffic to our websites and central reservations call center. We also promote comprehensive vacation experiences through various package offerings and promotions (combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining). In addition, our hotels have active sales forces to generate conference and group business. We market our resort properties in conjunction with our mountain resort marketing efforts where appropriate, given the strong synergies across the two businesses.
Across both the Mountain and Lodging segments, sales made through our websites and call center allow us to transact directly with our guests, which further expands our customer base and enables analytics to deliver an increasingly guest-centric marketing experience.
Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, 4x4 Jeep tours, golf (primarily included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our Resorts in our off-season. In addition, the operating results of our Australian Resorts, for which the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.

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
Sustainability & Social Responsibility
Sustainability remains a core philosophy for us. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. Through our corporate sustainability and social responsibility program, EpicPromise, we focus on climate change mitigation, resource conservation and building stronger local communities through contributions to local non-profit organizations. Our sustainability efforts are diverse and touch nearly every area of our operations. In 2017, we launched Commitment to Zero, our pledge to have a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, (ii) zero waste to landfill and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 300 global and influential businesses committed to 100% renewable electricity. During Fiscal 2022, we continued to make progress toward our Commitment to Zero goals, despite operational adjustments made in response to COVID-19. Specifically, we focused on maintaining our robust composting and recycling diversion programs as much as possible. We furthered a pilot project to recycle snack wrappers at additional resorts and worked with strategic partners to create Adirondack chairs and a terrain park feature made from recycled wrappers and bottles for participating resorts. The 82-turbine Plum Creek Wind project we enabled came online in June 2020, and in Fiscal 2022 we purchased approximately 328,000 megawatt hours (MWh) of wind energy, addressing over 90% of the Company’s current electricity use across its 37 North American destination mountain resorts and regional ski areas.
For over three years, Vail Resorts has worked with leaders from other ski companies to develop an industry-driven climate commitment. In June 2021 we, alongside Alterra Mountain Company, Boyne Resorts and POWDR, announced the Climate Collaborative Charter - the ski industry’s first unified effort to combat climate change. This partnership leverages our leadership in sustainability and is expected to accelerate our collective progress, leading the industry toward long-term transformational change.
In addition, during Fiscal 2022, we sponsored the reforestation of 80 acres in Colorado and California previously impacted by wildfire, which addressed 100% of the forests impacted by our operations over the year. Through direct Epic Promise grants and contributions from our $1 guest donation program, we partner with several local environmental organizations to fund restoration projects, including the National Forest Foundation, The Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We also encourage our employees to help protect the environment and support their local community by volunteering with various organizations.
For Fiscal 2022, our focus for the EpicPromise community impact grant program continued to be on COVID-19 response in our resort communities, including housing assistance, food security, equal access to education and other basic needs and services. In addition, we launched Epic for Everyone Youth Access in partnership with the Katz Amsterdam Foundation, hosting 917 urban youth to a 5-day snowsports program. We also continued our legacy access program with more than 7,400 youth participating in multi-day programs focused on mentorship, leadership and the impact of outdoor time on mental health in this unprecedented time. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.
Human Capital Management
At Vail Resorts, our Talent Philosophy focuses on fully achieving our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on hiring and developing the best talent and building the best teams around them. At fiscal year end, we employed approximately 6,900 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons in Fiscal 2022, we employed approximately 38,100 seasonal employees. In addition, we employed approximately 200 year-round employees and 100 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.

During the third quarter of Fiscal 2022 we announced a significant increase in compensation for seasonal frontline staff. For the 2022/2023 North American ski season, we will be increasing our minimum wage to $20 per hour, while maintaining career and leadership differentials to provide a significant increase in pay to all of our hourly employees. We also announced a substantial investment in our human resource department to support a return to full staffing and deliver a better employee experience. The increase in wages and the return to normal staffing levels is expected to result in an approximately $175 million increase in expected labor expense in Fiscal 2023 compared to Fiscal 2022. Additionally, during the fourth quarter of Fiscal 2022, we announced a new mental health program available for all employees, even if they are not enrolled in an employer-sponsored healthcare plan, which includes free mental health therapy sessions. We have also recently established a Flexible Remote Work policy which allows employees to permanently work from any state in which we currently operate.
Our talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Our talent management system enables leaders with programs and tools to effectively assess, develop and reward talent and includes regular Leadership Talent Review and Assessment processes to ensure that the caliber and capability of our talent aligns with the sophistication of our business strategies and processes. Our executive team reviews talent strategy and succession planning frequently, including with our Board of Directors, to assess current and future talent needs. We have a strong track record of hiring, developing and preparing high performing, high potential talent for internal mobility and succession and since 2018, we have nearly doubled our percentage of high performing, high potential talent through performance management and talent upgrades. As a result, succession for our senior leadership roles, is primarily sourced through internal talent development and promotion, rather than external hires (69% internal fill rate). Over the past two years, we announced internal successors for some of the most senior roles in our Company, including Chief Executive Officer, Chief Marketing Officer, President of the Mountain Division and Chief Operating Officer of Hospitality and Retail. Nearly all of our recent appointments of General Manager and Chief Operating Officers of our Resorts for the past three years came from internal succession.
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
We offer a broad range of professionally designed leadership development programs, with differentiated development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline. Building upon our culture of leadership development and in addition to the wage investment for seasonal, frontline talent announced in the third quarter of Fiscal 2022, we also announced a new focus on the frontline leadership development experience. For the 2022/2023 North American ski season, this includes relaunching our signature “Epic Service” training to inspire and equip frontline talent, who play the most important role in delivering a differentiated guest experience, to practice service-based leadership, which will be reinforced through a new daily in-resort frontline recognition program. The full Epic Service development platform will enable employees to choose curated learning experiences in the areas of Leadership – Self, Team, Guest Service and Business – that align with their specific motivations and career goals. Employee data will be used to build out a full portfolio of online and in-person learning programming to support these learning routes over time. Results impact will be measured by completion of required training, utilization and impact of the Epic Service recognition program and guest experience and Net Promoter scores.
Early on in the COVID-19 pandemic, we implemented a continuous listening survey to measure and understand the impact of COVID-19 and our response actions on employees, in order to make timely adjustments to maintain strong alignment and focus, and to care for the needs of our employees through a challenging and uncertain period. We have broadened our continuous listening survey objectives and approach to focus on the drivers of sustainable engagement.

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

We have a long history of building gender diversity throughout the Company. Women represent 48% of our corporate senior leaders at the director level and above and over 50% of our corporate roles generally. Ten resorts in our portfolio are led by women, including five of our seven largest resorts (Vail, Beaver Creek, Breckenridge, Park City and Crested Butte). Five of the ten directors on our Board are women and two of our nine executive committee members are women, and our Chief Executive Officer, Kirsten Lynch, is the only woman to head a Fortune 1000 company in travel and leisure. While women currently represent only approximately 20% of mountain operations senior leadership roles, we continue to strive to bring more gender diversity to these roles, which have historically been male-dominated. We have also developed Women in Leadership programs and a Women’s Employee Resources Group to foster an inclusive culture, and Forbes has previously named us one of America’s Best Employers for Women.

We are focused on improving racial diversity at Vail Resorts, as well as in our communities and our industry. To that end, we are working towards addressing barriers to attracting and retaining the best talent from BIPOC communities in order to fuel innovation and growth within our Company and industry. We are also incorporating more diverse representation in our marketing efforts, including more direct outreach to communities of color. Over the past two years, we have undertaken extensive efforts around DEI, including company-wide virtual webinars bringing forward diverse voices, DEI dialogues with external thought leaders, online DEI training modules aligned with our “Be Inclusive” value, and establishment of employee resource groups and affinity groups. As part of our commitment to driving sustainable change, we are listening and learning as a company, and the Company is part of CEO Action, Colorado Inclusive Economy and Civic Alliance. We are also focused on building support systems for a diverse employee population, including the development of Employee Resources Groups and Affinity Groups, including the recently launched Rainbow Room, an employee-founded and led affinity group focused on providing a supportive community for LGBTQ+ employees. This group provides a space for LGBTQ+ employees to connect, build community and support specific needs, challenges and successes to empower employees to bring their whole authentic selves to work.

We require our full-time, year-round employees, as well as certain seasonal employees, to complete annual training as part of our Code of Conduct. This annual requirement includes training on a variety of topics, including unconscious bias and anti-harassment. In Fiscal 2022, the training was completed by 98% of this employee base. Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment, bullying and discrimination.

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

COVID-19 Safety
The safety of our employees, guests and resort communities has been of utmost importance to us amidst the COVID-19 pandemic. Our mountain operations, retail, lodging and other employees need to be onsite to carry out their work, and as part of our commitment to safety for these employees, as well as our guests and resort communities, we took extensive steps during the 2021/2022 winter season. We continue to monitor guidance from federal and local health authorities in evaluating the need for continued COVID-19 safety protocols with regard to ongoing operations and as we prepare for the 2022/2023 North American ski season, including recently updating our policies to remove the COVID-19 vaccine as a condition of employment, consistent with the withdrawal of the Occupational Safety and Health Administration vaccination and testing emergency temporary standard for large employers.

Employee Housing
Providing affordable employee housing is a critical lever to achieve our hiring and retention goals. While identifying and securing affordable housing options is challenging in some of the communities in which we operate, providing frontline employees affordable housing in our resort communities is a critical aspect of the employee value proposition. For the 2022/2023 North American ski season, we will serve approximately 6,700 frontline team members with affordable housing across our Resorts, as well as an additional 1,300 team members at GTLC for the 2023 summer season. This includes the addition of nearly 500 beds recently acquired or leased, including the 441-bed project at the base of Canyons at Park City to provide affordable housing opportunities to our full time seasonal and year round workforce. We have also announced plans for new affordable housing at Whistler Blackcomb and Vail Mountain for the 2023/2024 North American ski season that we expect will serve an additional 405 team members upon completion, which are subject to regulatory approvals.
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
In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our pass products, destination mountain resorts and regional ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks. We believe our brands have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge®, Keystone®, Crested Butte & Design®, Kirkwood & Design® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb & Design® name and logo.
Environmental Compliance and other Laws and Regulations
Our operations are subject to federal, state and local laws and regulations governing the environment, including laws and regulations governing water and sewer discharges, water use, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. Examples of such laws and regulations in the U.S. include the National Environmental Policy Act (NEPA), the California Environmental Quality Act and the Vermont Land Use and Development Act. Internationally, we are subject to the Forest and Range Practices Act and Watershed Sustainability Act in British Columbia as well as the Environmental Planning and Assessment Act 1979 (NSW, Australia) and the Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia). With the acquisition of Andermatt-Sedrun, the Company is required to comply with all Swiss regulations, including federal acts and ordinances, as well as Cantonal authorities.

Various federal, state, local and provincial regulations also govern our resort operations, including liquor licensing and food safety regulations applicable to our food and beverage operations and safety standards relating to our lift operations and heli-ski operations at Whistler Blackcomb. In addition, each resort is subject to and must comply with state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances and wildlife, water and air quality regulations. We believe that we are in compliance, in all material respects, with environmental and other laws and regulations. Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate that it will have a material impact in the future.
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
Laurel Mountain
Laurel Mountain Ski Area operates within Laurel Mountain State Park (“State Park”) under a Concession Lease Agreement (the “Lease Agreement”) with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural Resources (“Department”). The Lease Agreement, first entered into on October 15, 2018, allows for ski operations on approximately 387 acres of the State Park, including the existing ski area, buildings and equipment owned by the Department. The Lease Agreement is automatically renewed for a total of 35 one-year terms through October 31, 2051. We pay a fixed annual rent, as well and an additional amount based on the number of skier visits, with a cap subject to semi-annual consumer price index adjustments.
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

Andermatt-Sedrun
Andermatt-Sedrun, acquired by the Company on August 3, 2022, is located in the Usern Valley of the Swiss Alps and comprises five mountains (Gemsstock, Nätschen, Sedrun/Oberalp, Realp and Valtgeva). Ski operations are conducted on land owned by ASA as freehold or leasehold properties, land owned by Usern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners.
ASA holds three leasehold properties, which are owed by either Usern Corporation, a corporation under public law consisting of all the citizens of the Usern Valley, or the Swiss Confederation, namely the Federal Department of Defense, Civil Protection, and Sport (“DDPS”). For the land owned by Usern Corporation, ASA and Usern Corporation have entered into a main framework concession agreement, dated August 13, 2013, which sets forth the terms and conditions for the use of the land in connection with ski infrastructure facilities in the Gemsstock and Nätschen-Gütsch-Oberalp areas (“Ursern Framework Concession”). The Ursern Framework Concession was entered into for a fixed term until December 31, 2032. An application for renewal of the Ursern Framework Concession must be submitted at least 12 months prior to the expiration of the concession agreement, and we anticipate applying for the renewal. For the land owned by the Swiss Confederation, ASA has entered into leasehold agreements with the DDPS, which have a term of 50 years expiring on April 10, 2067 and March 13, 2068.
Another part of the land on which the Andermatt-Sedrun resort operations are conducted is owned by the municipality of Tujetsch. By means of a personal easement agreement dated October 12, 2012, ASA was granted various building rights and rights of way in order to build, operate and maintain the T-Bars and chairlifts on Tujetsch's property. The personal easement agreement was entered into for a fixed term until October 12, 2032, and we anticipate applying for renewal.
With respect to Swiss operations, companies who provide for regular and commercial passenger transportation by rail, road and water as well as by cable cars and elevators must obtain a passenger transport concession from the Federal Office of Transport (“FOT”). Under the Ursern Framework Concession, ASA was granted the required concessions for all ski infrastructure facilities and the usage of the ski slopes on the property of the Ursern Corporation. In the course of expanding the ski infrastructure facilities Urserntal-Oberalp, the FOT granted ASA passenger transport concessions for a total of 12 cableway installations by means of a plan approval dated May 30, 2014. Each passenger transport concession has a separate expiration date between 2026 and 2042, and we will then be able to apply for an extension or new concession. Additionally, the plan approval included concessions and approvals for ancillary installations such as ski slopes, snowmaking systems, rolling carpets, railway station passenger subway and clearings.
Concession Agreements
National Park Concessioner Properties
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession agreement with the NPS. Our concession agreement with the NPS for GTLC, which had an initial term expiration date of December 31, 2021, was amended in June 2021 to extend the term to December 31, 2023. We pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.
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
Prior to expiration of these concession contracts, we will have the opportunity to bid against other prospective concessioners for award of a new contract. The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a Federal Government shutdown. The NPS may also terminate the concession contract for breach, following notice and a 15 day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.
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

The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considers (i) historical claims data for personal events, (ii) provincial, state, county and local COVID-19 regulations and public health orders and (iii) the Company’s operating plans for its Resorts. The Company believes the estimates of refunds are reasonable; however, the program is relatively new and there continues to be uncertainty surrounding COVID-19, and therefore actual results could vary materially from such estimates, and the Company could be required to refund significantly higher amounts than estimated.

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
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including inflationary pressures, supply chain disruption, geopolitical uncertainties, increased labor costs and shortages, increased fuel prices, high unemployment, erosion of consumer confidence, health pandemics (such as the ongoing impact of COVID-19), sovereign debt issues and financial instability in the global markets, among other factors, could have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience in the future, a change in booking trends including where guest reservations are made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, that are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to inflation, geopolitical conflicts or COVID-19, it could impact the volume of international visitation, which could have a significant impact on our operating results.

The ongoing COVID-19 pandemic has had, and may continue to have, a significant negative impact on the travel and leisure industry generally and, as a result, on our financial condition and operations.
The COVID-19 pandemic has been and continues to be a complex and evolving situation and has resulted in significant disruption and additional risks to our business; the lodging, hospitality, resort and travel industries; and the global economy. We expect the impact of the disruptions resulting from the impact of the COVID-19 pandemic, including the extent of their adverse impact on global economic activity, the volatility of financial markets, the travel and leisure industry, and our financial and operational results, will continue to be dictated by the length of time such disruptions continue. Although all our properties are currently open, we cannot predict whether future closures would be appropriate or could be mandated. Even once travel advisories and restrictions are modified or cease to be necessary, demand for travel and leisure may remain weak for a significant length of time and we cannot predict if or when our properties will return to pre-outbreak levels of visitation. In particular, future demand for travel and leisure may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth from the impact of the COVID-19 Pandemic

While our North American Resorts were operational throughout the 2021/2022 ski season, Whistler Blackcomb was disproportionately impacted by COVID-19 related travel restrictions, which created challenging results for international destination visitation to the resort. Additionally, the significant increase in COVID-19 cases associated with the Omicron variant during the second quarter Fiscal 2022 negatively impacted our operational results due to staffing challenges and lower overall skier visitation, consistent with the broader travel and leisure sector at that time. Our Australian Resorts were open for their 2022 winter season, however, there were public health orders in place until July 6, 2022 which required those arriving from outside of the country to undertake a PCR test upon arrival (and incur a negative test result to avoid a mandatory quarantine), which may have impacted early season visitation. We continue to monitor public health orders and regulations that affect or may affect our winter operations for the 2022/2023 North American ski season.

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors presented in this Annual Report on Form 10-K, and our subsequent filings with the SEC. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

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

Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effect of climate change, including any impact of global warming, could have a material adverse effect on our results of operations as a result of decreased snowfall, increased weather variability and/or warmer overall temperatures, which would likely adversely affect skier visits and our revenue and profits. For instance, revenues and profits generated from mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to off-set off-season losses from our other mountain and lodging operations. This impact could be exacerbated by climate change.

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

Leisure travel is particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military and geopolitical conflicts, the cost and availability of travel options and changing consumer preferences or willingness to travel.
Our business is sensitive to the willingness of our guests to travel. Pandemics, acts of terrorism, political events and developments in military and geopolitical conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our Resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services, availability of air services and willingness of guests to travel by air could cause a decrease in visitation by Destination guests to our Resorts. A significant portion of our guests also travel by vehicle and higher gasoline prices or willingness of guests to travel generally due to safety or traffic concerns could cause a decrease in visitation by guests who would typically drive to our Resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our Resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental. The ongoing Russian invasion of Ukraine and its resulting impacts, including supply chain disruptions, increased fuel prices, international sanctions and other measures that have been imposed, as well as resulting economic volatility and uncertainty, have increased the cost of travel, which may adversely affect our business.

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

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American Resorts is from late November to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2022, approximately 83% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2022 accounted for approximately 61% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is primarily recognized in the second and third fiscal quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines due to the seasonality of our business (for example, the outbreak of the COVID-19 pandemic which has resulted in Resort closures). See “Risks Related to Our Business—The ongoing COVID-19 pandemic has had, and may continue to have, a significant negative impact on the travel and leisure industry generally and, as a result, on our financial condition and operations.” Operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski resort and lodging industries are highly competitive. There are approximately 755 ski areas in North America, including approximately 470 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
•duration of the ski season;
•weather conditions; and
•reputation.

There are many competing options for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest, Northeast, Southwest and British Columbia, Canada, Switzerland, and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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
The cost structure of our mountain Resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees; credit card fees; retail/rental cost of sales; labor; and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. See “Risks Related to Our Business—The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any COVID-19 variant or other highly infectious or contagious disease could have a similar impact.” As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices, and strong consumer demand, as economies continue to reopen from restrictions related to the COVID-19 pandemic. Increases in expenses as a result of this inflationary environment and other economic factors may adversely impact wages and other labor costs, energy, healthcare, insurance, transportation and fuel, cost of goods, property taxes, minimum lease payments and other expenses and operating costs included in our fixed cost structure, which may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to circumstances beyond our control. We currently anticipate that we will spend approximately $323 million to $333 million on capital projects in calendar year 2022.

Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt or equity markets. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures, or that we will be able to obtain sufficient financing on adequate terms, or at all, especially considering rising interest rates. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

•our future operating performance;
•general economic conditions, including interest rates, and economic conditions affecting the resort industry, the ski industry and the capital markets;
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
Our U.S. Resort operations require permits and approvals from certain federal, state and local authorities, including the Forest Service, U.S. Army Corps of Engineers, the States of Vermont, New Hampshire and Pennsylvania and the NPS. Virtually all of our ski trails and related activities, including our summer activities, at Vail Mountain, Breckenridge, Keystone, Crested Butte,

Stevens Pass, Heavenly, Kirkwood, Mount Snow, Wildcat, a majority of Beaver Creek and portions of Attitash are located on National Forest land. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. The expiration dates for our permits are set forth in the Business section of this Form 10-K under the heading “Contracts with Governmental Authorities for Resort Operations”.

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

Stowe and Okemo are partially located on land we lease from the State of Vermont, Mount Sunapee is located on land we lease from the State of New Hampshire and Laurel Mountain is located on land we lease from the State of Pennsylvania. We are required to seek approval from such states for certain developments and improvements made to the resort. Certain other resorts are operated on land under long term leases with third parties. For example, operations at our Northstar, Park City and Mad River Mountain Resorts are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063 with six 50-year renewal options. Additionally, GTLC and Flagg Ranch operate under concession agreements with the NPS that expire on December 31, 2023 and October 31, 2028, respectively. There is no guarantee that at the end of the lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We rely on foreign government leases and landlord approvals, and are subject to certain related laws and regulations, at our international resorts.
Our international Resort operations require permits and approvals from certain foreign authorities, including the (i) Province of British Columbia, (ii) the New South Wales and Victoria, Australia governments and (iii) the DDPS, the municipality of Tujetsch and the FOT in Switzerland. Our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Each of Falls Creek and a majority of Hotham is located in the Alpine National Park in Victoria, Australia that is permanently reserved under the Crown Land Act and subject to the ARM Act. The ARM Act established the Falls Creek RMB and the Hotham RMB, which is responsible for the management and collection of fees from Falls Creek and Hotham, respectively, and the ARM Regulations give each of the Falls Creek RMB and the Hotham RMB certain discretion over the operations of Falls Creek and Hotham, respectively, including the authority to (i) declare the snow season, (ii) temporarily close the applicable resort if entry would be a significant danger to public safety and (iii) determine which portions of the applicable resort are open to the public and the activities that are permitted on those portions of such resort. Portions of our operations at Andermatt-Sedrun are located on land owned by (i) the DDPS and subject to two leasehold agreements with ASA, each with a term of 50 years expiring on April 10, 2067 and March 13, 2068; and (ii) the municipality of Tujetsch by means of a personal easement agreement which expires on October 12, 2032 with an option to apply for renewal. We also hold a passenger transport concessions from the FOT, for a total of 12 cableway installations by means of a plan approval dated May 3, 2014. Each passenger transport concession has a separate expiration date between 2026 and 2042, and we will then be able to apply for an extension or new concession. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We are subject to extensive environmental and health and safety laws and regulations in the ordinary course of business.
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act, the Australian EPA Act or the Australian EP Act, as applicable. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders related to COVID-19, including vaccination, mask and social distancing requirements. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Changes in security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively.
The information, security and privacy requirements imposed by applicable laws and governmental regulation and the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, or otherwise impact our ability to market our products, properties and services to our guests. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. If access to lists of potential customers from travel service providers or other companies with whom we have relationships was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

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

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, including our seasonal workforce, which may impact labor costs and our ability to achieve our operating, growth and financial objectives.
Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our Resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our Resorts. In addition, our mountain and lodging operations are highly dependent on a large seasonal workforce. Maintaining adequate staffing is complicated and unpredictable due to the impacts of the COVID-19 pandemic and the constrained labor market. For example, in December 2021 and January 2022, daily exclusions of COVID-symptomatic employees reduced our total workforce and significantly increased volatility in our staffing levels, resulting in the temporary closure of some ski lifts and dining facilities at certain Resorts. The market for the most qualified talent continues to be highly competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain the most qualified employees, particularly during a time when we have seen significant wage inflation in the market for employees. In addition, in many communities, the supply of resort-area housing is constrained due to market conditions, making it difficult for our employees to obtain available, affordable housing. Further, zoning regulations, protracted approval processes and local anti-development sentiment can prevent or substantially delay new housing projects that we or other parties may pursue to meet the demand for new affordable housing stock.

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

We are also subject to various federal, state and foreign laws governing matters such as minimum wage requirements, sick leave pay, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Cost of labor and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages, increased employee turnover and health care mandates can increase our labor costs. We are subject to mandated minimum wage rates and also experience market-driven pressures to pay wages even higher than mandated minimum wages. This can result in increases not only to the wages of our minimum wage employees but also to the wages paid to employees at wage rates that are above the minimum wage. During Fiscal 2021, we implemented minimum wage increases across many of our Resorts, and in January 2022 we announced a new end of season bonus program of $2 per hour for all hours worked by qualifying employees during the applicable time period. For the 2022/2023 North American ski season, we will be increasing our minimum wage to $20 per hour and announced a substantial investment in our human resource department to support our effort to return to normal staffing levels. The increase in wages and a return to normal staffing is expected to result in an approximately $175 million increase in expected labor expense in Fiscal 2023 compared to Fiscal 2022. From time to time, we have experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations. For additional details, see “Business—Human Capital Management.”

We have recently acquired the Seven Springs Resorts, which were not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), and they may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.

We have recently acquired the Seven Springs Resorts, which were not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts, which were acquired on December 31, 2021.

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
A negative public image or other adverse events could affect the reputation of one or more of our mountain Resorts, other destination resorts, hotel properties and other businesses or more generally impact the reputation of our brands. Any resulting harm on our business may be immediate without affording us an opportunity for redress or correction. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our Resorts, services and activities, including summer activities, and our corporate and management integrity. While we maintain and promote an on-

mountain safety program, there are inherent risks associated with our Resort activities. From time to time in the past, accidents and other injuries have occurred on Resort property. An accident or an injury at any of our Resorts or at resorts operated by competitors, particularly an accident or injury involving the safety of guests and employees that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in us, reduce visitation at our Resorts, and negatively impact our results of operations.

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
In recent years, we have completed numerous acquisitions and may continue to acquire certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our Resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including our recent acquisitions of the Seven Springs Resorts and Andermatt-Sedrun, some of which include:

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
•additional risks with respect to current and potential international operations, including by unique laws, regulations and business practices of foreign jurisdictions; and
•unanticipated problems or liabilities.

In addition, we run the risk that any new acquisitions may fail to perform in accordance with expectations, and that estimates of the costs of improvements and integration for such properties may prove inaccurate.

We are subject to additional risks with respect to our current and potential international operations and properties.

As a result of the acquisitions of Whistler Blackcomb in Canada, Perisher, Hotham and Falls Creek in Australia, and Andermatt-Sedrun in Switzerland, and potential future international acquisitions, we have and may continue to increase our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally. We also intend to consider strategic growth opportunities for our portfolio globally through acquisitions in attractive international markets to service demonstrable demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. Our international operations and properties and in particular our newly acquired European properties (following the Andermatt-Sedrun acquisition), could be affected by factors peculiar to the laws, regulations and business practices of those jurisdictions. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

•changing governmental rules and policies, including changes in land use and zoning laws;
•enactment of laws relating to international ownership and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws, regulations or policies or due to trends such as political populism and economic nationalism;

•variations in currency exchange rates and the imposition of currency controls;
•adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;
•business disruptions arising from public health crises and outbreaks of communicable diseases, including the recent coronavirus outbreak;
•the willingness of U.S. or international lenders to make loans in certain countries and changes in the availability, cost and terms of secured and unsecured debt resulting from varying governmental economic policies;
•the imposition of unique tax structures and changes in tax rates and other operating expenses in particular countries, including the potential imposition of adverse or confiscatory taxes;
•the potential imposition of restrictions on currency conversions or the transfer of funds;
•general political and economic instability;
•compliance with international laws and regulations (including anti-corruption regulations, such as the U.S. Foreign Corrupt Practices Act);
•data security, including requirements that local customer data be stored locally and not transferred to other jurisdictions; and
•our limited experience and expertise in foreign countries, particularly European countries, relative to our experience and expertise in the United States;

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

We may be adversely impacted by the effects of high or prolonged inflation.
Inflation increases the cost of goods we purchase and services we buy, the cost of capital projects and wages and benefits for our workforce. Although we may take measures to mitigate the impact of inflation through pricing actions or cost reduction measures, if we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. As a result, the impact of high and prolonged inflation could have a material adverse effect on our business, financial condition, or results of operations. Inflationary pressures also increase the cost of living and cost of travel, which decreases consumers’ disposable income and could impact our guests’ discretionary spending habits or willingness to visit our Resorts, which could reduce customer demand for the products and services that we offer and negatively impact our revenues and operating cash flow.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results.
We are exposed to currency translation risk because the local currency utilized in the operations of Whistler Blackcomb, Perisher, Hotham, Falls Creek and Andermatt-Sedrun are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar, Swiss franc and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as our international operations grow and if we acquire additional international resorts.

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

Risks Relating to Ownership of our Common Stock

We cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels.
We have generally paid quarterly dividends since fiscal 2011, which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. For example, on April 1, 2020, in response to actions taken in response to COVID-19, we announced that our Board of Directors suspended our quarterly dividend for at least two quarters, which such suspension continued throughout Fiscal 2021. Additionally, during the period that we were subject to the Financial Covenants Temporary Waiver Period (See “Risks Relating to Ownership of our Common Stock—Restrictions imposed by the terms of our indebtedness may prevent or limit our future business plans.”), we were prohibited from paying any dividends or making share repurchases, unless (x) no default or potential default existed under the Vail Holdings Credit Agreement and (y) we had liquidity of at least $300.0 million, and the aggregate amount of dividends paid and share repurchases made by us during the Financial Covenants Temporary Waiver Period could not exceed $38.2 million in any fiscal quarter. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value. On September 22, 2022, our Board of Directors approved a cash dividend of $1.91 per share payable on October 24, 2022 to stockholders of record as of October 5, 2022.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2022, we had $2.8 billion in total indebtedness outstanding. This amount includes (i) $575.0 million in aggregate principal amount of 0.0% convertible notes due 2026 (the “0.0% Convertible Notes”), (ii) $600.0 million aggregate principal amount of our unsecured senior notes issued on May 4, 2020 (the “6.25% Notes”), (iii) $1.1 billion of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement, (iv) $11.7 million of indebtedness under our credit agreement at Whistler Blackcomb (the “Whistler Credit Agreement”), (v) $357.6 million with respect to our obligation associated with the Canyons long-term lease and (vi) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR”), as amended (collectively, the “EPR Agreements” and together with the Vail Holdings Credit Agreement and the Whistler Credit Agreement, the “Credit Agreements,” and such facilities, the “Credit Facilities”). Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Following the Fifth Amendment to the Vail Holdings Credit Agreement, dated as of August 31, 2022 (the “Fifth Amendment”), borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at a rate of SOFR, which replaced LIBOR as the reference interest rate under the Fifth Amendment, plus a spread of 0.1%, plus 1.25%. We also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $273.7 million as of July 31, 2022. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

On December 18, 2020, we entered into an amendment to the Vail Holdings Credit Agreement, pursuant to which we were exempted from complying with certain financial maintenance covenants for the fiscal quarters ending through January 31, 2022 (unless we made a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), and we were prohibited from undertaking certain activities during such period. On October 31, 2021, we exited the Financial Covenants Temporary Waiver Period. As a result, we were required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021, and we are no longer subject to the covenant modifications that were applicable during the Financial Covenants Temporary Waiver Period.

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
In March 2006, our Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. In July 2008, the Board of Directors increased the authorization by an additional 3,000,000 shares, and in December 2015, the Board increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase up to 7,500,000 shares. Since inception of its share repurchase program through July 31, 2022, the Company has repurchased 6,465,708 shares at a cost of approximately $479.4 million. As of July 31, 2022, 1,034,292 shares remained available to repurchase under the existing share repurchase program which has no expiration date.

Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, the U.S. has implemented a 1% excise tax on certain corporate share repurchases beginning in January 2023, which could adversely impact our share repurchases. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

For instance, provisions of the indentures governing our indebtedness stipulate that the Company must repurchase the senior notes at the option of their holders upon the event of a change in control of the Company. Further, a change of control would constitute an event of default under our credit agreements.

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,849 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills/Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concession contract	Lodging and dining facilities
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concession contract	Lodging and dining facilities

Location	Ownership	Use
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concession contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concession contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Laurel Mountain, PA	Leased	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings and other improvements
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT (894 acres)	SUP	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Sunapee Resort, NH (850 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)

Location	Ownership	Use
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seven Springs Resort, PA	Owned	Ski trails, ski lifts, dining facilities, commercial space, lodging, property management, conference facilities and other improvements
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 260 rental and retail stores (of which approximately 110 stores are currently held under lease) for recreational products and 7 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH	SUP/Owned	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 26, 2022, 40,281,228 shares of common stock were outstanding, held by approximately 245 holders of record.
Dividend Policy
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. We announced on April 1, 2020 that we would be suspending the declaration of our quarterly dividend in response to the impacts of the COVID-19 pandemic. We did not pay any dividends during the year ended July 31, 2021 (“Fiscal 2021”) and we resumed making dividend payments in October 2021. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. On September 22, 2022, our Board of Directors approved a cash dividend of $1.91 per share payable on October 24, 2022 to stockholders of record as of October 5, 2022. We expect to fund the dividend with available cash on hand.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2022 - May 31, 2022	158,268	$234.88	158,268	1,035,716
June 1, 2022 - June 30, 2022	1,424	$228.86	1,424	1,034,292
July 1, 2022 - July 31, 2022	—	$—	—	1,034,292
Total	159,692	$234.83	159,692	1,034,292
(1)     The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 shares of common stock. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 shares for a total authorization to repurchase shares of up to 7,500,000 shares. From inception of this stock repurchase program through July 31, 2022, the Company has repurchased 6,465,708 shares at a cost of approximately $479.4 million. As of July 31, 2022, 1,034,292 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
Exchangeco Shares
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 redeemable preferred shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elects to convert any remaining Exchangeco Shares to Vail Shares, which we have the ability to do once total

Exchangeco Shares outstanding fall below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of the date of this Annual Report on Form 10-K, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2018 through the end of our fiscal year ended July 31, 2022 (“Fiscal 2022”). The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

	As of July 31,
	2017	2018	2019	2020	2021	2022
Vail Resorts, Inc.	$100.00	$134.22	$123.01	$98.39	$156.38	$124.02
Russell 2000	$100.00	$118.73	$113.44	$108.21	$164.41	$140.84
Standard & Poor’s 500	$100.00	$116.23	$125.50	$140.48	$191.66	$182.73
Dow Jones U.S. Travel and Leisure	$100.00	$105.97	$122.97	$93.52	$137.40	$111.89
ITEM 6.[Reserved]

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

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus or minus segment equity investment income or loss and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) is included in the following discussion because we consider this measurement to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and Resort Reported EBITDA, and long-term debt, net to Net Debt.

Items excluded from Resort Reported EBITDA, Total Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Resort Reported EBITDA, Total Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Because Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Resort Reported EBITDA, Total Reported EBITDA and Net Debt, as presented herein, may not be comparable to other similarly titled measures of other companies. In addition, our segment Reported EBITDA (i.e. Mountain, Lodging and Real Estate), the measure of segment profit or loss required to be disclosed in accordance with GAAP, may not be comparable to other similarly titled measures of other companies.
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 88%, 12% and 0%, respectively, of our net revenue for Fiscal 2022.

Mountain Segment
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas:
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American destination mountain resorts and regional ski areas (collectively, “Resorts”) typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 59%, 63% and 53% of Mountain segment net revenue for Fiscal 2022, the fiscal year ended July 31, 2021 (“Fiscal 2021”) and the fiscal year ended July 31, 2020 (“Fiscal 2020”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by both absolute pricing, as well as the demographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. For the 2021/2022 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 52% and 48%, respectively, for the 2020/2021 North American ski season and approximately 58% and 42%, respectively, for the 2019/2020 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2022/2023 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Statements of Operations throughout the ski season on a straight-line basis using skiable days (see Notes to the Consolidated Financial Statements for additional information).

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass lift product revenue (“non-pass revenue”). Approximately 61%, 61% and 51% of total lift revenue was derived from pass revenue for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively (including the impact of the deferral of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products). Additionally, lift revenue for Fiscal 2021 was impacted by restrictions which only allowed pass product holders to access our Resorts during the early portion of the 2020/2021 North American ski season, as well as our use of a reservation system, which limited capacity for both pass product holders and non-pass lift tickets.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and expenses associated with dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
Lodging Segment
Operations within the Lodging segment include: (i) ownership/management of a group of luxury hotels through the RockResorts brand proximate to our Colorado and Utah mountain resorts; (ii) ownership/management of non-RockResorts branded hotels and condominiums proximate to our North American Resorts; (iii) National Park Service (“NPS”) concessioner properties, including the Grand Teton Lodge Company (“GTLC”); (iv) a Colorado resort ground transportation company; and (v) mountain resort golf courses.

The performance of our lodging properties (including managed condominium units) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 73%, 67% and 75% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs from mid-May through the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•COVID-19 has led to travel restrictions and other adverse economic impacts in global and local economies. Our operations for Fiscal 2022 continued to be negatively impacted by COVID-19 and associated government-mandated restrictions, including capacity limitations, vaccination requirements and mask and social distancing requirements. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of the safety of our guests, employees and resort communities. The ongoing impacts of COVID-19 and associated regional shutdowns resulted in periodic closures of our Australian ski areas during their 2021 ski seasons. Although conditions have improved relative to the prior year, we are uncertain as to the ultimate severity and duration of the COVID-19 pandemic as well as the related global or other travel restrictions and other adverse impacts. We have experienced a negative change in performance and our future performance could also be negatively impacted. In addition, the North American economy may be impacted by economic challenges in North America or declining or slowing growth in economies outside of North America, accompanied by devaluation of currencies, rising inflation, trade tariffs and fluctuating commodity prices. While we anticipate improvements as compared to Fiscal 2022 and Fiscal 2021, we cannot predict the ultimate impact that the global economic uncertainty as a result of COVID-19 will have on overall travel and leisure spending or more specifically, on our guest visitation, guest spending or other related trends for the upcoming 2022/2023 North American ski season.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2022, we began our pass product sales program for the 2022/2023 North American ski season. Pass product sales through September 23, 2022 for the upcoming 2022/2023 North American ski season increased approximately 6% in units and approximately 7% in sales dollars as compared to the prior year through September 24, 2021. Pass product sales are adjusted to include pass product sales for the Seven Springs Resorts in both periods and to eliminate the impact of foreign currency by applying an exchange rate of $0.76 between the Canadian dollar and U.S. dollar to both periods for Whistler Blackcomb pass product sales. We cannot predict if this favorable trend will continue through the remainder of the 2022 North American pass product sales campaign or the overall impact that pass product sales will have on lift revenue for the 2022/2023 North American ski season.

•The 2021/2022 North American ski season got off to a slow start with challenging early season conditions which persisted through the holiday period, but results were strong from January through the remainder of the season. We had particularly strong Destination visitation this year, which was further supported by lift ticket sales at our Colorado and Utah resorts that exceeded our expectations through the spring. Our results at Whistler Blackcomb were also stronger than expected after the holiday period due to the easing of travel restrictions in Canada in late February. Additionally, after the holiday period, performance at our eastern U.S. ski areas was in-line with our expectations while our Tahoe resorts were impacted by challenging spring conditions, resulting in performance below our expectations. Throughout the season, our ancillary businesses continued to be capacity constrained by staffing and, in the case of dining, by operational restrictions associated with COVID-19. During the fourth quarter of Fiscal 2022, our Australian resorts experienced record visitation, driven by strong demand following two years of COVID-19 related disruptions, continued momentum in advance commitment pass product sales following the addition of Hotham and Falls Creek in April 2019, and favorable early season conditions that continued throughout the quarter. We cannot predict the impact that COVID-19 limitations and restrictions, future weather conditions or continued staffing challenges may have on our skier visitation and results of operations for the year ending July 31, 2023 (“Fiscal 2023”) and beyond.

•As of July 31, 2022, we had $1,107.4 million of cash and cash equivalents as well as $417.4 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on December 18, 2020 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2022, we had C$281.6 million ($220.0 million) available under the revolver component of the Whistler Credit Agreement which represents the total commitment of C$300.0 million ($234.3 million) less outstanding borrowings of C$15.0 million ($11.7 million) and letters of credit outstanding of C$3.4 million ($2.6 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.
•On December 31, 2021, through a wholly-owned subsidiary, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”) from Seven Springs Mountain Resort, Inc. and its affiliates for a purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which we funded with cash on hand. The acquisition included the mountain operations of the Seven Springs Resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as hotel, conference center and other related operations. We cannot predict the ultimate impact the acquisition of the Seven Springs Resorts will have on our future results from operations.
•On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. We invested CHF 149.3 million ($155.7 million), comprised of a CHF 110.0 million ($114.4 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and CHF 39.3 million ($41.3 million) paid to ASA. The proceeds paid to ASA will be fully reinvested into the real estate developments in the base area. ASA retains a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. We will provide unlimited and unrestricted access to Andermatt-Sedrun on the Epic Pass for the 2022/2023 ski season, as well as provide access on other pass products. We cannot predict the ultimate impact the acquisition of Andermatt-Sedrun will have on our future results from operations.

Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in thousands):

	Year ended July 31,
	2022	2021 (1)	2020 (1)
Net income attributable to Vail Resorts, Inc.	$347,923	$127,850	$98,833
Income before provision for income taxes	$457,161	$125,183	$116,433
Mountain Reported EBITDA	$811,167	$552,753	$503,440
Lodging Reported EBITDA	25,747	(8,097)	(91)
Resort Reported EBITDA	$836,914	$544,656	$503,349
Real Estate Reported EBITDA	$(3,927)	$(4,582)	$(4,128)
(1) Segment results for Fiscal 2021 and Fiscal 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Financial Statements for additional information.

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

COVID-19 in general had an adverse impact on our results of operations for Fiscal 2022, Fiscal 2021 and Fiscal 2020 as further described below in our segment results of operations.

The sections titled “Fiscal 2022 compared to Fiscal 2021” and “Fiscal 2021 compared to Fiscal 2020” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2022 to Fiscal 2021 and Fiscal 2021 to Fiscal 2020, respectively, unless otherwise noted.

Mountain Segment
Mountain segment operating results for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2022	2021 (1)	2020 (1)	2022/2021	2021/2020
Mountain net revenue:
Lift	$1,310,213	$1,076,578	$913,091	21.7%	17.9%
Ski school	223,645	144,227	189,131	55.1%	(23.7)%
Dining	163,705	92,186	167,551	77.6%	(45.0)%
Retail/rental	311,768	227,993	270,299	36.7%	(15.7)%
Other	203,783	161,814	186,548	25.9%	(13.3)%
Total Mountain net revenue	2,213,114	1,702,798	1,726,620	30.0%	(1.4)%

Mountain operating expense:
Labor and labor-related benefits	561,266	458,029	479,993	22.5%	(4.6)%
Retail cost of sales	99,024	77,217	97,052	28.2%	(20.4)%
Resort related fees	93,177	69,983	75,246	33.1%	(7.0)%
General and administrative	292,412	253,279	239,412	15.5%	5.8%
Other	358,648	298,235	333,167	20.3%	(10.5)%
Total Mountain operating expense	1,404,527	1,156,743	1,224,870	21.4%	(5.6)%
Mountain equity investment income, net	2,580	6,698	1,690	(61.5)%	296.3%
Mountain Reported EBITDA	$811,167	$552,753	$503,440	46.8%	9.8%
Total skier visits	17,298	14,852	13,483	16.5%	10.2%
ETP	$75.74	$72.49	$67.72	4.5%	7.0%
(1) Segment results for Fiscal 2021 and Fiscal 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Financial Statements for additional information.

Mountain Reported EBITDA includes $20.9 million, $20.3 million and $17.4 million of stock-based compensation expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Fiscal 2022 compared to Fiscal 2021
Mountain Reported EBITDA increased $258.4 million, or 46.8%, primarily due to strong North American pass product sales growth for the 2021/2022 North American ski season and fewer COVID-19 related limitations and restrictions on our North American operations compared to the prior year. Visitation across our North American Resorts increased relative to prior year levels, but was partially offset by the negative impact of delayed Resort openings due to challenging early season conditions. Additionally, our Australian resorts had strong visitation during the fourth quarter of Fiscal 2022, compared to being negatively impacted by limitations and restrictions during the 2021 Australian ski season. These increases were partially offset by an increase in variable expenses associated with the increase in revenue and visitation, and an increase in general and administrative expenses primarily due to cost discipline efforts in the prior year associated with lower levels of operations. Mountain segment results for Fiscal 2022 also include acquisition and integration related expenses, including expenses associated with the acquisitions of the Seven Springs Resorts and Andermatt-Sedrun, of $7.7 million, compared to $1.0 million of acquisition and integration related expenses for Fiscal 2021.

Lift revenue increased $233.6 million, or 21.7%, primarily due to an increase in pass revenue and an increase in non-pass lift ticket purchases. Pass revenue increased 21.5%, which was primarily driven by increased pass product sales for the 2021/2022 North American ski season compared to the 2020/2021 North American ski season, which were favorably impacted by increased pass product sales to new pass holders and Destination guests. Non-pass revenue increased 22.0% primarily due to an increase in visitation, which was significantly impacted by COVID-19 related capacity limitations in the prior year, as well as an increase in non-pass ETP of 8.2%. The increase in non-pass lift revenue was partially offset by delayed North American Resort openings as a result of challenging early season conditions, which negatively impacted visitation.

Ski school revenue increased $79.4 million, or 55.1%; dining revenue increased $71.5 million, or 77.6%; and retail/rental revenue increased $83.8 million, or 36.7%. Each increased primarily due to fewer COVID-19 related limitations and restrictions on our North American winter operations as compared to the prior year, as well as an increase in demand over the prior year.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian ski area lodging and transportation revenue. Other revenue increased $42.0 million, or 25.9%, primarily as a result of increased visitation and fewer COVID-19 related limitations and restrictions on our North American operations as compared to the prior year.

Operating expense increased $247.8 million, or 21.4%, which was primarily attributable to increased variable expenses associated with increases in revenue, and the impact of cost discipline efforts in the prior year associated with lower levels of operations, including limitations, restrictions and closures resulting from COVID-19. Additionally, operating expense for Fiscal 2022 includes acquisition and integration related expenses, including expenses associated with the acquisitions of the Seven Springs Resorts and Andermatt-Sedrun, of $7.7 million, compared to $1.0 million of acquisition and integration related expense for Fiscal 2021.

Labor and labor-related benefits increased 22.5%, primarily due to increased staffing associated with an increase in visitation and the impact of COVID-19 related cost actions in the prior year, including salary reductions, as well as a decrease of $16.5 million in tax credits from COVID-19 related legislation in Canada. Retail cost of sales increased 28.2%, compared to an increase in retail sales of 36.3%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 33.1%, primarily due to increases in revenue on which those fees are based. General and administrative expense increased 15.5%, primarily due to an increase in corporate overhead costs due to cost reduction measures in the prior year to offset the impacts of COVID-19, as well as a decrease of $5.2 million in tax credits associated with COVID-19 related legislation in Canada and Australia. Other expense increased 20.3%, primarily due to increases in variable operating expenses associated with increased revenues and visitation, as well as an increase in acquisition and integration related expenses of $6.7 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company. Mountain equity investment income from the real estate brokerage company decreased $4.1 million, or 61.5%, for Fiscal 2022 compared to Fiscal 2021 primarily due to a lower number of real estate sales.

Fiscal 2021 compared to Fiscal 2020
Mountain Reported EBITDA increased $49.3 million, or 9.8%, primarily due to the impact of the Fiscal 2020 Resort Closures, including the deferral of $120.9 million of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of the Credit Offer to 2019/2020 North American pass product holders, as well as cost discipline efforts in Fiscal 2021 associated with lower levels of operations. These increases were partially offset by limitations and restrictions on our North American winter operations and closures, limitations and restrictions at Perisher, Falls Creek and Hotham during both the 2020 and 2021 Australian ski seasons. Additionally, Whistler Blackcomb’s performance was negatively impacted in Fiscal 2021 due to the continued closure of the Canadian border to international guests and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia. Mountain segment results also include $1.0 million and $13.6 million of acquisition and integration related expenses for Fiscal 2021 and Fiscal 2020, respectively, which are recorded within Mountain other operating expense. Additionally, operating results from Whistler Blackcomb, which are translated from Canadian dollars to U.S. dollars, were favorably affected by increases in the Canadian dollar exchange rate relative to the U.S. dollar for Fiscal 2021 as compared to Fiscal 2020, resulting in a decrease in Mountain Reported EBITDA of approximately $2.0 million, which the Company calculated by applying current period foreign exchange rates to the prior period results.

Lift revenue increased $163.5 million, or 17.9%, primarily due to the Company operating for the full U.S. ski season in Fiscal 2021 as compared to the shortened operating season in Fiscal 2020 as a result of the Resort Closures, including the deferral impact of the Credit Offer from Fiscal 2020 to Fiscal 2021, partially offset by limitations and restrictions on our North American winter operations in Fiscal 2021 due to the ongoing impacts of COVID-19, which resulted in a decrease in non-pass visitation. Pass product revenue increased 40.6%, primarily as a result of strong North American pass sales growth for the 2020/2021 ski season, including the deferral impact of the Credit Offer which was recognized primarily during Fiscal 2021. Non-pass revenue decreased 5.7% due to reduced non-pass visitation to our Resorts, which were adversely impacted by COVID-19 related capacity limitations and snowfall levels that were well below average at our Colorado, Utah and Tahoe resorts through the holiday season, partially offset by an increase in non-pass ETP of 10.1%. Visitation was particularly impacted in regions where heightened COVID-19 related restrictions were in place, including Whistler Blackcomb, Tahoe and Vermont. Additionally, Whistler Blackcomb’s results were disproportionately impacted as compared to our broader Mountain segment performance in Fiscal 2021 due to the continued closure of the Canadian border to international guests, and was further impacted by the resort closing earlier than expected on March 30, 2021 following a provincial health order issued by the government of British Columbia.

Ski school revenue, dining revenue and retail/rental revenue each decreased in Fiscal 2021 compared to Fiscal 2020 primarily due to the limitations and restrictions on our North American operations during Fiscal 2021 as a result of the impacts of COVID-19 on our business.

Other revenue mainly consists of summer visitation and mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue is also comprised of Australian ski area lodging and transportation revenue. For Fiscal 2021, other revenue decreased $24.7 million, or 13.3%, primarily due to decreased mountain activities and mountain services revenue as a result of limitations and restrictions on our business in Fiscal 2021 due to COVID-19, as well as a reduction in ski pass insurance revenue as a result of the replacement of our previous ski pass insurance program with Epic Coverage for the 2020/2021 North American ski season, which is free to all pass product holders.

Operating expense decreased $68.1 million, or 5.6%, which was primarily attributable to cost discipline efforts in Fiscal 2021 associated with lower levels of operations and limitations, restrictions and closures of Resort operations resulting from COVID-19. Additionally, operating expense includes $1.0 million and $13.6 million of acquisition and integration related expenses for Fiscal 2021 and Fiscal 2020, respectively.

Labor and labor-related benefits decreased 4.6%%, primarily due to cost discipline efforts in Fiscal 2021 associated with limitations, restrictions and closures of our Resort operations as a result of COVID-19, as well as incremental tax credits of approximately $10.3 million primarily associated with COVID-19 related legislation passed in Canada, partially offset by an increase in variable compensation. Retail cost of sales decreased 20.4% compared to a decrease in retail sales of 23.5%, reflecting a higher mix of aged retail products sold at reduced margins. Resort related fees decreased 7.0% primarily due to decreases in revenue on which those fees are based. General and administrative expense increased 5.8%, primarily due to a $13.2 million charge recorded during the fourth quarter of Fiscal 2021 for a contingent obligation with respect to employment-related litigation, as well as an increase in variable compensation accruals, partially offset by incremental tax credits of approximately $2.7 million primarily associated with COVID-19 related legislation passed in Canada and Australia. Other expense decreased 10.5% primarily due to decreases in variable operating expenses associated with reduced revenues, as well as a decrease in acquisition and integration related expenses of $12.6 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage joint venture. Mountain equity investment income from the real estate brokerage company increased $5.0 million (296.3%) for Fiscal 2021 compared to Fiscal 2020 due to a significant increase in both the number of real estate sales and the average price of those sales.

Lodging Segment
Lodging segment operating results for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2022	2021 (1)	2020 (1)	2022/2021	2021/2020
Lodging net revenue:
Owned hotel rooms	$80,579	$47,509	$44,992	69.6%	5.6%
Managed condominium rooms	97,704	72,217	76,480	35.3%	(5.6)%
Dining	48,569	17,211	31,464	182.2%	(45.3)%
Transportation	16,021	9,271	15,796	72.8%	(41.3)%
Golf	10,975	9,373	8,023	17.1%	16.8%
Other	46,500	43,008	44,933	8.1%	(4.3)%
Lodging net revenue (excluding payroll cost reimbursements)	300,348	198,589	221,688	51.2%	(10.4)%
Payroll cost reimbursements	11,742	6,553	10,549	79.2%	(37.9)%
Total Lodging net revenue	312,090	205,142	232,237	52.1%	(11.7)%
Lodging operating expense:
Labor and labor-related benefits	128,884	95,899	107,651	34.4%	(10.9)%
General and administrative	55,081	43,714	39,283	26.0%	11.3%
Other	90,636	67,073	74,845	35.1%	(10.4)%
Lodging operating expense (excluding reimbursed payroll costs)	274,601	206,686	221,779	32.9%	(6.8)%
Reimbursed payroll costs	11,742	6,553	10,549	79.2%	(37.9)%
Total Lodging operating expense	286,343	213,239	232,328	34.3%	(8.2)%
Lodging Reported EBITDA	$25,747	$(8,097)	$(91)	418.0%	(8,797.8)%

Owned hotel statistics
ADR	$309.78	$264.83	$266.43	17.0%	(0.6)%
RevPar	$170.84	$122.45	$122.34	39.5%	0.1%
Managed condominium statistics
ADR	$410.13	$349.08	$328.98	17.5%	6.1%
RevPar	$122.15	$77.74	$83.10	57.1%	(6.5)%
Owned hotel and managed condominium statistics (combined)
ADR	$373.89	$322.15	$310.76	16.1%	3.7%
RevPar	$133.53	$85.99	$90.37	55.3%	(4.8)%
(1) Segment results for Fiscal 2021 and Fiscal 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Financial Statements for additional information.
Lodging Reported EBITDA includes $3.7 million, $3.8 million and $3.4 million of stock-based compensation expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Fiscal 2022 compared to Fiscal 2021
Lodging Reported EBITDA increased $33.8 million, or 418.0%, primarily as a result of fewer COVID-19 capacity-related restrictions and limitations on our North American operations compared to the prior year, which resulted in increased occupancy at our lodging properties as compared to the prior year, as well as an increase in ADR of 16.1% driven by increased pricing at our owned hotels and managed condominiums due to an increase in demand particularly for group visitation. Additionally we benefited from the incremental operations of the Seven Springs Resorts (acquired in December 2021) which generated $5.8 million of EBITDA in the current year. These increases were partially offset by increased general and administrative expenses primarily due to COVID-19 related cost management in the prior year.

Revenue from owned hotel rooms, managed condominium rooms, dining, transportation, golf and other revenue each increased primarily as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year, as well as an increase in demand over the prior year and incremental revenue from the Seven Springs Resorts of $18.7 million.

Operating expense (excluding reimbursed payroll costs) increased 32.9%, including incremental operating expenses from the Seven Springs Resorts of $12.9 million. Labor and labor related benefits increased 34.4%, primarily due to increased staffing associated with improved North American operations in the current year as a result of fewer COVID-19 related limitations and restrictions and increased demand, as well as the impact of salary reductions in the prior year. General and administrative expense increased 26.0% primarily due to an increase in allocated corporate overhead costs for nearly all functions, which were impacted in the prior year by COVID-19 related cost management. Other expense increased 35.1%, primarily related to higher variable expenses associated with increased revenue.
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
Fiscal 2021 compared to Fiscal 2020
Lodging Reported EBITDA for Fiscal 2021 decreased $8.0 million or 8797.8%, primarily as a result of limitations and restrictions on our North American operations in Fiscal 2021 as a result of the impacts of COVID-19, which resulted in reduced occupancy and capacity-related restrictions at our lodging properties compared to Fiscal 2020.
Revenue from managed condominium rooms, dining, transportation and other revenue each decreased primarily as a result of the impacts of COVID-19. These decreases were partially offset by increases in revenue from golf, primarily due to strong summer demand in Fiscal 2021, and owned hotel rooms, primarily as a result of increased revenue from GTLC and partially offset by decreases at our other lodging properties as a result of the impacts of COVID-19.

Operating expense (excluding reimbursed payroll costs) decreased 6.8%. Labor and labor related benefits decreased 10.9% primarily due to decreased staffing associated with COVID-19. General and administrative expense increased 11.3% due to an increase in allocated corporate overhead costs across all functions, including variable compensation accruals, primarily as a result of lower costs in the prior year associated with the Resort Closures. Other expense decreased 10.4% related to lower variable expenses associated with reduced revenue as a result of COVID-19.

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

Real Estate segment operating results for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2022	2021	2020	2022/2021	2021/2020
Total Real Estate net revenue	$708	$1,770	$4,847	(60.0)%	(63.5)%
Real Estate operating expense:
Cost of sales (including sales commissions)	251	1,294	3,932	(80.6)%	(67.1)%
Other	5,660	5,382	5,250	5.2%	2.5%
Total Real Estate operating expense	5,911	6,676	9,182	(11.5)%	(27.3)%
Gain on sale of real property	1,276	324	207	293.8%	56.5%
Real Estate Reported EBITDA	$(3,927)	$(4,582)	$(4,128)	14.3%	(11.0)%

Fiscal 2022
We did not close on any significant real estate transactions during Fiscal 2022. Other operating expense of $5.7 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

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

Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year ended July 31,			Percentage Increase/(Decrease)
	2022	2021	2020	2022/2021	2021/2020
Asset impairments	$—	$—	$(28,372)	nm	(100.0)%
Change in estimated fair value of contingent consideration	$(20,280)	$(14,402)	$2,964	(40.8)%	(585.9)%
Gain (loss) on disposal of fixed assets and other, net	$43,992	$(5,373)	$838	918.8%	(741.2)%
Interest expense, net	$(148,183)	$(151,399)	$(106,721)	2.1%	(41.9)%
Foreign currency (loss) gain on intercompany loans	$(2,682)	$8,282	$(3,230)	(132.4)%	356.4%
Provision for income taxes	$(88,824)	$(726)	$(7,378)	(12,134.7)%	90.2%
Effective tax rate	(19.4)%	(0.6)%	(6.3)%	18.8 pts	(5.7 pts)
Net (income) loss attributable to noncontrolling interest	$(20,414)	$3,393	$(10,222)	(701.7)%	133.2%
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

Change in estimated fair value of contingent consideration. We recorded losses of $20.3 million and $14.4 million during Fiscal 2022 and Fiscal 2021, respectively, primarily related to an increase in the estimated contingent consideration payment for each respective year, as well as accretion resulting from the passage of time. We recorded a gain of $3.0 million during Fiscal 2020 primarily related to a decrease in the estimated Contingent Consideration payments for Fiscal 2020 and Fiscal 2021 as a result of a decrease in expected results due to the anticipated impacts of COVID-19 at that time. The estimated fair value of contingent consideration is based on assumptions for EBITDA of Park City in future periods, as calculated under the lease on which participating payments are determined, and was $42.4 million and $29.6 million as of July 31, 2022 and 2021, respectively.
Gain (loss) on disposal of fixed assets and other, net. Gain on disposal of fixed assets and other, net for Fiscal 2022 included (i) $32.2 million from the sale of the DoubleTree at Breckenridge hotel; (ii) $10.3 million in proceeds from the NPS related to partial payments for a leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company (payments were made at the request of the NPS); and (iii) $7.9 million from the sale of an administrative building in Avon, CO. These gains were partially offset by losses on other annual disposals of fixed assets.
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
Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans for Fiscal 2022 decreased as compared to Fiscal 2021 and increased for Fiscal 2021 as compared to Fiscal 2020, both as a result of the Canadian dollar fluctuating relative to the U.S. dollar, and was associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan, which had an outstanding balance of approximately $97.2 million as of July 31, 2022, requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Provision for income taxes. The effective tax rate was 19.4%, 0.6% and 6.3% in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. The increase in the effective tax rate during Fiscal 2022 compared to Fiscal 2021 was primarily due to an increase in full fiscal year pre-tax book income, which lessens the tax rate impact from favorable permanent items and favorable discrete items, as well as a shift in income to higher tax rate jurisdictions. The decrease in the effective tax rate provision during Fiscal 2021 compared to Fiscal 2020 was primarily driven by an increase in excess tax benefits from employee share awards that were exercised (stock appreciation rights) and that vested (restricted stock awards).
Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest is primarily associated with the income or loss attributable to the minority shareholder of Whistler Blackcomb, and accordingly, fluctuations are primarily associated with changes in income or loss from Whistler Blackcomb operations.
Reconciliation of Non-GAAP Measures
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2022, Fiscal 2021 and Fiscal 2020 (in thousands):

	Year ended July 31,
	2022	2021 (1)	2020 (1)
Net income attributable to Vail Resorts, Inc.	$347,923	$127,850	$98,833
Net income (loss) attributable to noncontrolling interests	20,414	(3,393)	10,222
Net income	368,337	124,457	109,055
Provision for income taxes	88,824	726	7,378
Income before provision for income taxes	457,161	125,183	116,433
Depreciation and amortization	252,391	252,585	249,572
Asset impairments	—	—	28,372
(Gain) loss on disposal of fixed assets and other, net	(43,992)	5,373	(838)
Change in estimated fair value of contingent consideration	20,280	14,402	(2,964)
Investment income and other, net	(3,718)	(586)	(1,305)
Foreign currency loss (gain) on intercompany loans	2,682	(8,282)	3,230
Interest expense, net	148,183	151,399	106,721
Total Reported EBITDA	$832,987	$540,074	$499,221

Mountain Reported EBITDA	$811,167	$552,753	$503,440
Lodging Reported EBITDA	25,747	(8,097)	(91)
Resort Reported EBITDA	836,914	544,656	503,349
Real Estate Reported EBITDA	(3,927)	(4,582)	(4,128)
Total Reported EBITDA	$832,987	$540,074	$499,221
(1) Segment results for Fiscal 2021 and Fiscal 2020 have been retrospectively adjusted to reflect current period presentation. See Notes to the Consolidated Financial Statements for additional information.
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	Year ended July 31,
	2022	2021
Long-term debt, net	$2,670,300	$2,736,175
Long-term debt due within one year	63,749	114,117
Total debt	2,734,049	2,850,292
Less: cash and cash equivalents	1,107,427	1,243,962
Net Debt	$1,626,622	$1,606,330

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are presented by categories as follows (in thousands):

	Year ended July 31,
	2022	2021	2020
Net cash provided by operating activities	$710,499	$525,250	$394,950
Net cash used in investing activities	$(347,917)	$(103,329)	$(492,739)
Net cash (used in) provided by financing activities	$(493,136)	$434,662	$376,233
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-end as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations, although our available cash balances as of July 31, 2022 and 2021 were higher than our historical July 31 balance primarily as a result of the debt offerings we completed in Fiscal 2021 and Fiscal 2020.
Fiscal 2022 compared to Fiscal 2021
We generated $710.5 million of cash from operating activities during Fiscal 2022, an increase of $185.2 million when compared to $525.3 million of cash generated during Fiscal 2021. The increase in operating cash flows was primarily a result of increased Mountain and Lodging segment operating results during Fiscal 2022 compared to the prior year, including an increase in pass product sales and associated accounts receivable collections, net of refunds, during Fiscal 2022 compared to the prior year, which was impacted by the credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products. These increases were partially offset by (i) a decrease in cash flows from accounts payable and accrued liabilities, primarily associated with the lower level of operations as of the beginning of Fiscal 2021 resulting from COVID-19 and (ii) an increase in inventory purchases during Fiscal 2022 compared to the prior year.

Cash used in investing activities for Fiscal 2022 increased by $244.6 million primarily due to (i) cash payments of $116.3 million, net of cash acquired of $0.2 million, related to the acquisition of the Seven Springs Resorts during Fiscal 2022; (ii) a cash deposit of $114.4 million made in July 2022 related to the acquisition of Andermatt-Sedrun, which closed on August 3, 2022; and (iii) an increase in capital expenditures of $77.7 million as a result of the deferral of discretionary capital projects in the prior year related to our decision to prioritize near-term liquidity due to the effects of COVID-19. These increases were partially offset by proceeds of $40.5 million from the sale of the DoubleTree at Breckenridge during Fiscal 2022, as well as proceeds of $10.3 million from the NPS related to partial payments for leasehold surrender interest at GTLC associated with assets that have been fully depreciated and the sale of an administrative building in Avon, CO for $11.3 million.

Cash (used in) provided by financing activities decreased by $927.8 million during Fiscal 2022 compared to Fiscal 2021, primarily due to (i) prior year proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during Fiscal 2021; (ii) an increase in dividends paid of $225.8 million; (iii) an increase in repurchases of common stock of $75.0 million; (iv) a $51.5 million repayment of debt associated with the maturity of the EB-5 Development Notes (as defined in Notes to Consolidated Financial Statements); and (v) an increase in net payments under the revolver component of our Whistler Credit Agreement of $14.8 million. These increases were partially offset by a decrease in financing costs primarily associated with the issuance of the 0.0% Convertible Notes in the prior year.

Fiscal 2021 compared to Fiscal 2020
We generated $525.3 million of cash from operating activities during Fiscal 2021, an increase of $130.3 million when compared to $395.0 million of cash generated during Fiscal 2020. The increase in operating cash flows was primarily a result of (i) an increase in accounts payable and accrued liabilities (excluding accounts payable and accrued liabilities assumed through acquisitions) primarily due to an increase in accrued trade payables, salaries and wages in Fiscal 2021 due to a return to more normal operations, as compared to significantly lower accruals in the prior year due to the early closure of the 2019/2020 North American ski season for our Resorts, lodging properties and retail stores beginning on March 15, 2020; (ii) an increase in pass product sales and collections as compared to Fiscal 2020, primarily as a result of the impacts of COVID-19, including the extended pass product sales deadline in the prior year and the impact of credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products; and (iii) a decrease in inventories (excluding inventories assumed through acquisitions) as of July 31, 2021 as compared to the beginning of the fiscal year relative to an increase in the prior year period. These increases were partially offset by an increase in cash interest payments of $37.3 million in Fiscal 2021 as compared to the prior year, primarily due to incremental cash interest payments on the 6.25% Notes issued in May 2020, for which the first interest payments were made during Fiscal 2021.
Cash used in investing activities for Fiscal 2021 decreased by $389.4 million, primarily due to cash payments of $327.6 million, net of cash acquired, related to the acquisition of Peak Resorts during Fiscal 2020. Additionally, capital expenditures decreased by $57.2 million primarily as a result of the deferral of a significant amount of discretionary capital projects related to our decision during the outbreak of COVID-19 to prioritize near-term liquidity.
Cash provided by financing activities increased by $58.4 million during Fiscal 2021 compared to Fiscal 2020, primarily due to (i) proceeds of $575.0 million from the issuance of our 0.0% Convertible Notes during Fiscal 2021; (ii) a decrease in dividends paid of $212.7 million; (iii) a decrease in net payments of $208.0 million under the revolver component of our Vail Holdings Credit Agreement; and (iv) a decrease in repurchases of common stock of $46.4 million. These increases in cash provided by financing activities were partially offset by (i) proceeds of $600.0 million related to the issuance of our 6.25% Notes during Fiscal 2020; (ii) proceeds of $335.6 million from incremental borrowings under the term loan portion of our Vail Holdings Credit Agreement during Fiscal 2020, which were used to fund the Peak Resorts acquisition; (iii) an increase in net payments under the revolver component of our Whistler Credit Agreement of $23.5 million; and (iv) an increase in employee taxes paid for equity award exercises of $19.6 million.
Significant Sources of Cash
We had $1,107.4 million of cash and cash equivalents as of July 31, 2022, compared to $1,244.0 million as of July 31, 2021. Although we cannot predict the future impact associated with the COVID-19 pandemic or other economic factors on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows.
In addition to our $1,107.4 million of cash and cash equivalents at July 31, 2022, we had $417.4 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2022 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $82.6 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$281.6 million ($220.0 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($234.3 million) less outstanding borrowings of C$15.0 million ($11.6 million) and letters of credit outstanding of C$3.4 million ($2.6 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. On August 31, 2022, we entered into an amendment of the Vail Holdings Credit Agreement, to extend the maturity date by two years to September 2026. Additionally, in connection with the amendment the reference rate changed from LIBOR to the secured overnight financing rate (“SOFR”) given the anticipated sunset of LIBOR in June of 2023. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. There were no other material changes in terms. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at SOFR, plus a spread of 0.1%, plus 1.25% for the Vail Holdings Credit Agreement, and Bankers Acceptance Rate plus 1.75% for the Whistler Credit Agreement.

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
We currently anticipate we will spend approximately $323 million to $333 million on resort capital expenditures during calendar year 2022. This plan includes the installation of 18 new or replacement lifts across 12 of our resorts, which will meaningfully increase lift capacity at those lift locations. The capital plan includes approximately $9 million for the addition of annual capital expenditures associated with the recently acquired Seven Springs Resorts, approximately $4 million related to the addition of Andermatt-Sedrun and approximately $20 million of incremental spending to complete the one-time capital plans associated with the Peak Resorts and Triple Peaks acquisitions. Also included in these estimated capital expenditures are approximately $105 million to $115 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Approximately $87 million was spent for capital expenditures in calendar year 2022 as of July 31, 2022, leaving approximately $236 million to $246 million to spend in the remainder of calendar year 2022.
Acquisitions
On December 31, 2021, we acquired the assets of the Seven Springs Resorts for a purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which was funded with cash on hand.
On August 3, 2022, we acquired a majority stake in Andermatt-Sedrun Sport AG, for a purchase price of CHF 149.3 million ($155.7 million), which was funded with cash on hand. During Fiscal 2022, we made a cash deposit of CHF 110.0 million ($114.4 million) to escrow as a required prepayment in connection with the acquisition, and the remaining CHF 39.3 million ($41.3 million) was paid subsequent to July 31, 2022. As of August 3, 2022, the value of the total consideration paid to the seller was $155.4 million.
Debt
As of July 31, 2022, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.8 billion debt outstanding as of July 31, 2022) are not due until fiscal year 2025 and beyond. As of July 31, 2022 and 2021, total long-term debt, net (including long-term debt due within one year) was $2.7 billion and $2.9 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) was $1.6 billion as of both July 31, 2022 and 2021.
As of July 31, 2022, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of net variable-rate debt outstanding as of July 31, 2022, after consideration of $400.0 million in interest rate swaps which convert variable-rate debt to fixed-rate debt. A 100-basis point change in LIBOR (or its successor, SOFR) would cause our annual interest payments on our net variable-rate debt to change by approximately $7.4 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, the flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment, by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Material Cash Requirements
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $2.8 billion as of July 31, 2022, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. A summary of our material cash requirements as of July 31, 2022 (excluding obligations presented elsewhere, including Notes to Consolidated Financial Statements) is presented below (in thousands):

	Payments Due by Period
		Fiscal	2-3	4-5	More than
	Total	2023	years	years	5 years
Long-term debt (1)	$3,164,858	152,598	1,748,777	630,925	632,558
Service contracts	$26,507	24,800	1,288	419	—
Purchase obligations and other (2)	$698,358	597,847	77,411	—	23,100
Total contractual cash obligations	$3,889,723	$775,245	$1,827,476	$631,344	$655,658
(1) Long-term debt includes principal payments, fixed-rate interest payments (including payments that are required under interest rate swaps) and estimated variable interest payments utilizing interest rates in effect at July 31, 2022, and assumes all debt outstanding as of July 31, 2022 will be held to maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2022, and do not reflect interest obligations on potential future debt or refinancing (including the impact of the Fifth Amendment, which we entered into in August 2022 and which extended the maturity date of our Vail Holdings Credit Agreement by two years to September 2026 (see Notes to Consolidated Financial Statements for additional information)).
Long-term debt also includes $12.8 million of proceeds resulting from real estate transactions accounted for as a financing arrangements. Fiscal 2023 payments shown above include approximately $6.2 million of proceeds, which are expected to be recognized on the Company’s Statement of Operations during Fiscal 2023 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow (see Notes to Consolidated Financial Statements for additional information).
(2) Purchase obligations and other primarily includes amounts which are classified as trade payables ($149.8 million), accrued payroll and benefits ($109.8 million), accrued fees and assessments ($25.7 million), contingent consideration liability ($42.4 million) and accrued taxes (including taxes for uncertain tax positions) ($87.5 million) on our Consolidated Balance Sheet as of July 31, 2022. These amounts also include other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, which are not included on our Consolidated Balance Sheet as of July 31, 2022 in accordance with GAAP. Purchase obligations and other does not include any amounts associated with the acquisition of Andermatt-Sedrun, which was acquired on August 3, 2022.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 6, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Shares and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase shares of up to 7,500,000 Vail Shares. During Fiscal 2022, we repurchased 304,567 shares of common stock at an average price of $246.27 for a total cost of $75.0 million. Since the inception of this stock repurchase program through July 31, 2022, we have repurchased 6,465,708 Vail Shares at a cost of approximately $479.4 million. As of July 31, 2022, 1,034,292 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Dividend Payments
During Fiscal 2022, we paid cash dividends of $5.58 per share ($225.8 million, including cash dividends paid to Exchangeco shareholders). We did not pay cash dividends during Fiscal 2021. On September 22, 2022, our Board of Directors approved a cash dividend of $1.91 per share payable on October 24, 2022 to stockholders of record as of October 5, 2022. We expect to fund the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2022. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2023; however, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. Our testing for goodwill and indefinite-lived intangible asset impairment consists of a comparison of the estimated fair value of those assets with their net carrying values. If the net carrying value of the assets exceed their estimated fair value, an impairment will be recognized for indefinite-lived intangible assets, including goodwill, in an amount equal to that excess; otherwise, no impairment loss is recognized. During Fiscal 2022, we primarily performed qualitative analyses of our reporting units and indefinite-lived intangible assets and determined that the estimated fair value of all material reporting units and indefinite-lived intangible assets significantly exceeded their respective carrying values.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) prolonged adverse weather conditions resulting in a sustained decline in guest visitation; (2) a prolonged weakness in the general economic conditions in which guest visitation and spending is adversely impacted (particularly with regard to COVID-19 or other potential future pandemics); and (3) volatility in the equity and debt markets which could result in a higher discount rate.
While historical performance and current expectations have generally resulted in estimated fair values of our reporting units in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2022, we had $1,754.9 million of goodwill and $254.2 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.

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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments discussed herein are reasonable and we have adequate reserves for our tax contingencies for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties, are $68.8 million as of July 31, 2022. This reserve relates to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $24.0 million for Fiscal 2022.

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
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discounts rates and volatility for the respective business.
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

Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature, with a typical peak operating season in North America generally beginning in mid-December and running through mid-April. In particular, revenue and profits for our North America mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessioner properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months while the North American winter months result in operating losses. Revenue and profits generated by NPS concessioner properties’ summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American mountain and other lodging operations. During Fiscal 2022, approximately 83% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2022, we had approximately $0.7 billion of net variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 26% of our total debt outstanding, at an average interest rate during Fiscal 2022 of approximately 2.6%. Based on variable-rate borrowings outstanding as of July 31, 2022, a 100-basis point (or 1.0%) change in LIBOR (or its successor, SOFR) would result in our annual interest payments on our net variable-rate debt changing by $7.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international operations are conducted in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes in foreign exchange rates, in particular the Canadian dollar and Australian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb and our Australian ski areas are reported in Canadian dollars and Australian dollars respectively, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.
The following table summarizes the amounts of foreign currency translation adjustments, representing (losses) gains, and foreign currency (loss) gain on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2022	2021	2020
Foreign currency translation adjustments	$(46,493)	$100,019	$(9,075)
Foreign currency (loss) gain on intercompany loans	$(2,682)	$8,282	$(3,230)

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2022, 2021 and 2020

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2022, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2022 excluded certain elements of internal controls of Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (collectively, the “Seven Springs Resorts,” acquired December 31, 2021) due to the timing of this acquisition. Those elements of the acquired resorts’ internal controls over financial reporting that have been excluded represent less than 1% of total consolidated assets and approximately 2% of total consolidated net revenues of the Company as of and for the year ended July 31, 2022.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (collectively, the “Seven Springs Resorts”) from its assessment of the Company’s internal control over financial reporting as of July 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. Subsequent to the acquisition, certain elements of the Seven Springs Resorts’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of July 31, 2022. We have also excluded these elements of the internal control over financial reporting of the Seven Springs Resorts from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over less than 1% of consolidated assets and approximately 2% of the consolidated net revenues.

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

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $42.4 million as of July 31, 2022 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed long-term growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, key assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

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
September 28, 2022

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,107,427	$1,243,962
Restricted cash	18,680	14,612
Accounts receivable, net of allowances of $6,356 and $7,621, respectively	383,425	345,408
Inventories, net of reserves of $2,687 and $2,601, respectively	108,723	80,316
Other current assets	173,277	61,288
Total current assets	1,791,532	1,745,586
Property, plant and equipment, net (Note 8)	2,118,052	2,067,876
Real estate held for sale or investment	95,983	95,615
Goodwill, net (Note 8)	1,754,928	1,781,047
Intangible assets, net (Note 8)	314,058	319,110
Operating right-of-use assets (Note 4)	192,070	204,716
Deferred charges and other assets	51,405	37,106
Total assets	$6,318,028	$6,251,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$942,830	$815,472
Income taxes payable	104,275	48,812
Long-term debt due within one year (Note 6)	63,749	114,117
Total current liabilities	1,110,854	978,401
Long-term debt, net (Note 6)	2,670,300	2,736,175
Operating lease liabilities (Note 4)	174,567	190,561
Other long-term liabilities	246,359	264,034
Deferred income taxes, net (Note 10)	268,464	252,817
Total liabilities	4,470,544	4,421,988
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,744 and 46,552 shares issued, respectively	467	466
Exchangeable shares, $0.01 par value, 3 and 34 shares issued and outstanding, respectively (Note 5)	—	—
Additional paid-in capital	1,184,577	1,196,993
Accumulated other comprehensive income	10,923	27,799
Retained earnings	895,889	773,752
Treasury stock, at cost; 6,466 and 6,161 shares, respectively (Note 13)	(479,417)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,612,439	1,594,599
Noncontrolling interests	235,045	234,469
Total stockholders’ equity	1,847,484	1,829,068
Total liabilities and stockholders’ equity	$6,318,028	$6,251,056
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2022	2021	2020
Net revenue:
Mountain and Lodging services and other	$2,116,547	$1,650,055	$1,578,463
Mountain and Lodging retail and dining	408,657	257,885	380,394
Resort net revenue	2,525,204	1,907,940	1,958,857
Real Estate	708	1,770	4,847
Total net revenue	2,525,912	1,909,710	1,963,704
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,180,963	960,453	1,019,437
Mountain and Lodging retail and dining cost of products sold	162,414	112,536	159,066
General and administrative	347,493	296,993	278,695
Resort operating expense	1,690,870	1,369,982	1,457,198
Real Estate	5,911	6,676	9,182
Total segment operating expense	1,696,781	1,376,658	1,466,380
Other operating (expense) income:
Depreciation and amortization	(252,391)	(252,585)	(249,572)
Gain on sale of real property	1,276	324	207
Asset impairments (Note 2)	—	—	(28,372)
Change in estimated fair value of contingent consideration (Note 9)	(20,280)	(14,402)	2,964
Gain (loss) on disposal of fixed assets and other, net	43,992	(5,373)	838
Income from operations	601,728	261,016	223,389
Interest expense, net	(148,183)	(151,399)	(106,721)
Mountain equity investment income, net	2,580	6,698	1,690
Investment income and other, net	3,718	586	1,305
Foreign currency (loss) gain on intercompany loans (Note 6)	(2,682)	8,282	(3,230)
Income before provision for income taxes	457,161	125,183	116,433
Provision for income taxes (Note 10)	(88,824)	(726)	(7,378)
Net income	368,337	124,457	109,055
Net (income) loss attributable to noncontrolling interests	(20,414)	3,393	(10,222)
Net income attributable to Vail Resorts, Inc.	$347,923	$127,850	$98,833
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$8.60	$3.17	$2.45
Diluted net income per share attributable to Vail Resorts, Inc.	$8.55	$3.13	$2.42
Cash dividends declared per share	$5.58	$—	$5.28
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2022	2021	2020
Net income	$368,337	$124,457	$109,055
Foreign currency translation adjustments	(46,493)	100,019	(9,075)
Change in estimated fair value of hedging instruments, net of tax	18,906	12,817	(22,510)
Comprehensive income	340,750	237,293	77,470
Comprehensive income attributable to noncontrolling interests	(9,703)	(24,807)	(3,744)
Comprehensive income attributable to Vail Resorts, Inc.	$331,047	$212,486	$73,726
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2019	$461	$1	$1,130,083	$(31,730)	$759,801	$(357,989)	$1,500,627	$226,213	$1,726,840
Comprehensive income:
Net income	—	—	—	—	98,833	—	98,833	10,222	109,055
Foreign currency translation adjustments	—	—	—	(2,597)	—	—	(2,597)	(6,478)	(9,075)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(22,510)	—	—	(22,510)	—	(22,510)
Total comprehensive income							73,726	3,744	77,470
Stock-based compensation expense (Note 14)	—	—	21,021	—	—	—	21,021	—	21,021
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	2	—	(19,480)	—	—	—	(19,478)	—	(19,478)
Exchangeable share transfers	1	(1)	—	—	—	—	—	—	—
Repurchases of common stock (Note 13)	—	—	—	—	—	(46,422)	(46,422)	—	(46,422)
Dividends (Note 5)	—	—	—	—	(212,732)	—	(212,732)	—	(212,732)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(15,032)	(15,032)
Balance, July 31, 2020	464	—	1,131,624	(56,837)	645,902	(404,411)	1,316,742	214,925	1,531,667
Comprehensive income:
Net income (loss)	—	—	—	—	127,850	—	127,850	(3,393)	124,457
Foreign currency translation adjustments	—	—	—	71,819	—	—	71,819	28,200	100,019
Change in estimated fair value of hedging instruments, net of tax	—	—	—	12,817	—	—	12,817	—	12,817
Total comprehensive income							212,486	24,807	237,293
Equity component of 0.0% Convertible Notes, net (Note 6)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense (Note 14)	—	—	24,395	—	—	—	24,395	—	24,395
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	2	—	(39,092)	—	—	—	(39,090)	—	(39,090)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,263)	(5,263)
Balance, July 31, 2021	466	—	1,196,993	27,799	773,752	(404,411)	1,594,599	234,469	1,829,068
Comprehensive income:
Net income	—	—	—	—	347,923	—	347,923	20,414	368,337
Foreign currency translation adjustments	—	—	—	(35,782)	—	—	(35,782)	(10,711)	(46,493)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	18,906	—	—	18,906	—	18,906
Total comprehensive income							331,047	9,703	340,750
Stock-based compensation expense (Note 14)	—	—	24,885	—	—	—	24,885	—	24,885
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	—	(37,301)	—	—	—	(37,300)	—	(37,300)
Repurchases of common stock (Note 13)	—	—	—	—	—	(75,006)	(75,006)	—	(75,006)
Dividends (Note 5)	—	—	—	—	(225,786)	—	(225,786)	—	(225,786)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,127)	(9,127)
Balance, July 31, 2022	$467	$—	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$368,337	$124,457	$109,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,391	252,585	249,572
Asset impairments	—	—	28,372
Stock-based compensation expense	24,885	24,395	21,021
Deferred income taxes, net	(9,390)	(16,136)	17,435
(Gain) loss on disposal of fixed assets and other, net	(43,992)	5,373	(838)
Change in estimated fair value of contingent consideration	20,280	14,402	(2,964)
Other non-cash expense (income), net	3,510	(7,231)	(3,356)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(39,010)	(237,188)	167,347
Inventories, net	(28,048)	22,781	(1,924)
Accounts payable and accrued liabilities	41,078	118,979	(82,394)
Deferred revenue	48,973	199,410	(98,003)
Income taxes payable - excess tax benefit from share award plans	(17,042)	(18,096)	(8,236)
Income taxes payable - other	98,349	29,946	(4,951)
Other assets and liabilities, net	(9,822)	11,573	4,814
Net cash provided by operating activities	710,499	525,250	394,950
Cash flows from investing activities:
Capital expenditures	(192,817)	(115,097)	(172,334)
Acquisition of businesses, net of cash acquired	(116,337)	—	(327,555)
Deposit for future acquisition of business	(114,414)	—	—
Cash received from disposal of fixed assets	66,264	9,705	6,630
Other investing activities, net	9,387	2,063	520
Net cash used in investing activities	(347,917)	(103,329)	(492,739)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	—	—	892,625
Proceeds from borrowings under Whistler Credit Agreement	—	27,775	209,634
Proceeds from borrowings under 0.0% Convertible Notes	—	575,000	—
Proceeds from borrowings under 6.25% Notes	—	—	600,000
Repayments of borrowings under Vail Holdings Credit Agreement	(62,500)	(62,500)	(811,875)
Repayments of borrowings under Whistler Credit Agreement	(32,633)	(45,657)	(204,032)
Repayment of EB-5 Development Notes	(51,500)	—	—
Employee taxes paid for share award exercises	(37,300)	(39,090)	(19,478)
Repurchases of common stock	(75,006)	—	(46,422)
Dividends paid	(225,786)	—	(212,732)
Other financing activities, net	(8,411)	(20,866)	(31,487)
Net cash (used in) provided by financing activities	(493,136)	434,662	376,233
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,913)	(95)	5,253
Net (decrease) increase in cash and cash equivalents	(132,467)	856,488	283,697
Cash, cash equivalents and restricted cash:
Beginning of period	$1,258,574	$402,086	$118,389
End of period	$1,126,107	$1,258,574	$402,086
Cash paid for interest	$114,074	$125,667	$88,398
Taxes paid, net	$19,692	$5,011	$4,134
Non-cash investing activities:
Accrued capital expenditures	$30,556	$5,158	$15,046
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
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas as of September 28, 2022:
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
In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts; National Park Service (“NPS”) concessioner properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

Vail Resorts Development Company (“VRDC”), a wholly-owned subsidiary, conducts the operations of the Company’s Real Estate segment, which owns, develops and sells real estate in and around the Company’s resort communities.
The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature, and typically experience their peak operating seasons primarily from mid-December through mid-April in North America. The peak operating season at the Company’s Australian resorts, NPS concessioner properties and golf courses generally occurs from June to early October.
Acquisition of Andermatt-Sedrun Sport AG
On August 3, 2022, through a wholly-owned subsidiary, the Company acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun operates mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. Ski operations are conducted on land owned by ASA as freehold or leasehold properties, land owned by Usern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners. See Note 16, Subsequent Events, for additional information.
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
For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The quantitative test for impairment consists of a comparison of the estimated fair value of the assets with their respective net carrying values. If the net carrying amount of the assets exceed their respective estimated fair values, an impairment loss would be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed their respective estimated fair values, no impairment loss is recognized.
The Company determined that there were no impairments of goodwill or definite and indefinite-lived assets for the years ended July 31, 2022 and 2021. As a result of COVID-19 and the impact it has had on the Company’s operations during the year ended July 31, 2020, the Company determined that the estimated fair value of its Colorado resort ground transportation company reporting unit within its Lodging segment no longer exceeded its carrying value. As a result, the Company recognized an impairment of approximately $28.4 million related to its Colorado resort ground transportation company during the year ended July 31, 2020, which was recorded within asset impairments on the Company’s Consolidated Statement of Operations, with a corresponding reduction to goodwill, net of $25.7 million and to intangible assets, net and property, plant and equipment, net of $2.7 million. The Company determined that there were no other impairments of goodwill or definite and indefinite-lived assets for the year ended July 31, 2020.
Long-Lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset, an impairment loss is recognized in the amount by which the net carrying amount of the asset exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2022 and 2021. As discussed above, the Company recorded an impairment to long-lived assets related to its Colorado resort ground transportation company during the year ended July 31, 2020. The Company determined that there were no other impairments of long-lived assets for the year ended July 31, 2020.
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
Foreign Currency Translation — The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the weighted average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within foreign currency (loss) gain on intercompany loans on the Company’s Consolidated Statements of Operations.
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
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2022, 2021 and 2020 was $47.7 million, $38.6 million and $41.6 million, respectively, and was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Statement of Operations.
Income Taxes — Income tax expense includes U.S. tax (federal and state) and foreign income taxes. The Company’s provision for income taxes is based on pre-tax income, changes in deferred tax assets and liabilities and changes in estimates with regard to uncertain tax positions. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carrybacks or carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is “more-likely-than-not” to be sustained, on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement. Interest and penalties accrued in connection with uncertain tax positions are recognized as a component of income tax expense. See Note 10, Income Taxes, for more information.
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets and accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 6, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 6, Long-Term Debt) has been estimated using an analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of July 31, 2022 are presented below (in thousands):

	July 31, 2022
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$614,268
0.0% Convertible Notes	$498,251	$524,837
EPR Secured Notes	$134,107	$160,977

Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 14, Stock Compensation Plan, for more information), less the amount of forfeited awards which are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2022, 2021 and 2020 included in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2022	2021	2020
Mountain stock-based compensation expense	$20,892	$20,311	$17,410
Lodging stock-based compensation expense	3,737	3,783	3,399
Real Estate stock-based compensation expense	256	301	212
Pre-tax stock-based compensation expense	24,885	24,395	21,021
Less: benefit from income taxes	6,189	5,871	5,027
Net stock-based compensation expense	$18,696	$18,524	$15,994
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
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). As of July 31, 2022, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments, net of tax, on the Company’s Consolidated Statements of Comprehensive Income, and such change was recorded as a gain (loss) of $18.9 million, $12.8 million and ($22.5) million during the years ended July 31, 2022, 2021 and 2020, respectively. Amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the years ended July 31, 2022 and 2021, $4.3 million and $5.4 million, respectively, was reclassified into interest expense, net from other comprehensive income. As of July 31, 2022, the estimated fair value of the Interest Rate Swaps was an asset of approximately $12.3 million and was recorded within deferred charges and other assets on the Company’s Consolidated Balance Sheet, and the impact of the underlying cash flows associated with the Interest Rate Swaps are recorded within interest expense, net on the Company’s Consolidated Statements of Operations. See Note 9, Fair Value Measurements, for more information.
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
Recently Issued Accounting Standards
Standards Being Evaluated
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. The Company will complete its assessment of the effect that the adoption of this standard will have on its Consolidated Financial Statements in the first quarter of the fiscal year ending July 31, 2023, but does not expect it will have a material effect.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options” by reducing the number of accounting separation models for convertible instruments, amending the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives, and requiring entities to use the if-converted method for all convertible instruments in the diluted earnings per share (“EPS”) calculation. This standard will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). This standard allows for a modified retrospective or fully retrospective method of transition. The Company will adopt ASU 2020-06 on August 1, 2022 using the modified retrospective method, and therefore financial information for periods before August 1, 2022 will remain unchanged. As a result of the adoption of ASU 2020-06, the Company will reclassify the equity component of its 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt) to long-term debt, net, and it will no longer record non-cash interest expense related to the amortization of the debt discount.
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

Historically, the output method utilized by the Company measured progress toward satisfaction of the Company’s performance obligations based on the estimated number of pass product holder visits relative to total expected visits, based on historical data, which the Company believed to provide a faithful depiction of its customers’ pass product usage. When sufficient historical data to determine usage patterns was not available, such as in the case of new product offerings, progress was measured on a straight-line basis throughout the ski season until sufficient historical usage patterns were available. Beginning August 1, 2021, progress towards satisfaction of the Company’s performance obligations for all passes is measured using an output method based on the skiable days of the season, which effectively results in revenue being recorded on a straight-line basis throughout the ski season. Total estimated skiable days is based on actual resort opening and estimated closing dates. The Company believes this method best estimates the value transferred to the customer relative to the remaining services promised under the contract. Due to the strong correlation between historical pass product usage and skiable days, the change in the Company’s method of estimating progress toward satisfaction of the performance obligation alone does not have a material effect on the recognition pattern of pass product revenue.
Epic Coverage is included with the purchase of all pass products for no additional charge, and offers refunds if certain personal or resort closure events occur before or during the ski season. The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company, and is remeasured at each reporting date.
Epic Mountain Rewards provides pass product holders a discount on ancillary purchases at the Company’s North American owned and operated Resorts. Epic Mountain Rewards constitutes an option to purchase additional products and services at a discount, and as a result, the Company allocates a portion of the pass product transaction price to these other lines of business.
•Lodging revenue is derived from a wide variety of sources, including, among other things: revenue from owned hotel rooms and managed hotel rooms; revenue from hotel dining operations; transportation revenue which relates to the Company’s Colorado resort ground transportation operations; and other lodging revenue which includes property management services, managed properties other costs reimbursements, private golf club revenue (which includes both club dues and amortization of initiation fees) and golf course fees. Lodging revenue also includes managed hotel property payroll cost reimbursements related to payroll costs at managed properties where the Company is the employer, which are reimbursed by the owner with no added margin. Therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. Other than revenue from dining operations, lodging revenue is mostly recognized over time as performance obligations are satisfied as control of the service (e.g. nightly hotel room access) is transferred to the customer.
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
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2022, 2021 and 2020 (in thousands):

	Year ended July 31,
	2022	2021 (1)	2020 (1)
Mountain net revenue:
Lift	$1,310,213	$1,076,578	$913,091
Ski School	223,645	144,227	189,131
Dining	163,705	92,186	167,551
Retail/Rental	311,768	227,993	270,299
Other	203,783	161,814	186,548
Total Mountain net revenue	$2,213,114	$1,702,798	$1,726,620
Lodging net revenue:
Owned hotel rooms	$80,579	$47,509	$44,992
Managed condominium rooms	97,704	72,217	76,480
Dining	48,569	17,211	31,464
Transportation	16,021	9,271	15,796
Golf	10,975	9,373	8,023
Other	46,500	43,008	44,933
	300,348	198,589	221,688
Payroll cost reimbursements	11,742	6,553	10,549
Total Lodging net revenue	$312,090	$205,142	$232,237
Total Resort net revenue	$2,525,204	$1,907,940	$1,958,857
Total Real Estate net revenue	708	1,770	4,847
Total net revenue	$2,525,912	$1,909,710	$1,963,704
(1) Segment results for the years ended July 31, 2021 and 2020 have been retrospectively adjusted to reflect current period presentation. See Note 12, Segment and Geographic Area Information, for additional information.
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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $511.3 million and $456.5 million as of July 31, 2022 and 2021, respectively, and the increase was primarily due to an increase in pass product sales for the 2022/2023 North American ski season as compared to the prior year from the beginning of the selling season through each respective fiscal year-end. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $117.2 million and $121.0 million as of July 31, 2022 and 2021, respectively. For the year ended July 31, 2022, the Company recognized approximately $429.0 million of net revenue that was included in the deferred revenue balance as of July 31, 2021. As of July 31, 2022, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $383.4 million and $345.4 million as of July 31, 2022 and 2021, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.
Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company records these amounts as assets when they are paid prior to the start of the ski season.
As of July 31, 2022, $3.8 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of ski pass product revenue. The Company recorded amortization of $22.1 million, $17.8 million and $11.0 million for these costs during the years ended July 31, 2022, 2021 and 2020, respectively, which were recorded within Mountain and Lodging operating expenses on the Consolidated Statement of Operations.
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
4.     Leases
The Company’s operating leases consist primarily of commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to 60 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s Consolidated Statements of Operations in the same line item as the expense arising from the respective fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately. Future lease payments that are contingent or represent non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.
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

The components of lease expense for the years ended July 31, 2022 and 2021 were as follows (in thousands):

	Year ended July 31,
	2022	2021	2020
Finance leases:
Amortization of the finance ROU assets	$9,011	$9,753	$9,753
Interest on lease liabilities	$35,881	$34,612	$34,035
Operating leases:
Operating lease expense	$43,295	$43,418	$43,303
Short-term lease expense (1)	$15,614	$13,638	$13,943
Variable lease expense	$2,309	$1,660	$1,583
(1) Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Consolidated Balance Sheets.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2022 and 2021 (in thousands):

	Year ended July 31,
	2022	2021	2020
Cash flow supplemental information:
Operating cash outflows for operating and short-term leases	$59,818	$56,942	$55,344
Operating cash outflows for lease- and non-lease components of finance leases	$37,573	$31,429	$29,311
Financing cash outflows for non-lease components of finance leases	$—	$—	$5,387
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$23,190	$12,615	$18,013
Weighted-average remaining lease terms and discount rates are as follows:

	July 31, 2022	July 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	9.8	10.2
Finance leases	40.9	41.9
Weighted-average discount rate
Operating leases	4.6%	4.5%
Finance leases	10.0%	10.0%

Future fixed lease payments for operating and finance leases as of July 31, 2022 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$45,224	$29,982
2024	40,656	30,582
2025	37,674	31,193
2026	34,449	31,817
2027	20,304	32,454
Thereafter	95,363	1,709,584
Total future minimum lease payments	273,670	1,865,612
Less amount representing interest	(64,885)	(1,508,005)
Total lease liabilities	$208,785	$357,607
The current portion of operating lease liabilities of approximately $34.2 million and $34.7 million as of July 31, 2022 and 2021, respectively, are recorded within accounts payables and accrued liabilities in the accompanying Consolidated Balance Sheets. Finance lease liabilities are recorded within long-term debt, net in the accompanying Consolidated Balance Sheets.
The Canyons finance lease obligation represents the only material finance lease entered into by the Company and was $357.6 million and $351.8 million as of July 31, 2022 and 2021, respectively, which represents the estimated annual fixed lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2022 and 2021, respectively, the Company has recorded $99.0 million and $108.0 million of finance lease ROU assets in connection with the Canyons lease, net of $84.6 million and $75.5 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheets.

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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elects to convert any remaining Exchangeco Shares to Vail Shares, which the Company has the ability to do once total Exchangeco Shares outstanding fall below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of September 28, 2022, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.
Presented below is basic and diluted EPS for the years ended July 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended July 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$347,923	$347,923	$127,850	$127,850	$98,833	$98,833
Weighted-average shares outstanding	40,433	40,433	40,266	40,266	40,227	40,227
Weighted-average Exchangeco shares outstanding	32	32	35	35	46	46
Total Weighted-average shares outstanding	40,465	40,465	40,301	40,301	40,273	40,273
Effect of dilutive securities	—	222	—	527	—	565
Total shares	40,465	40,687	40,301	40,828	40,273	40,838
Net income per share attributable to Vail Resorts, Inc.	$8.60	$8.55	$3.17	$3.13	$2.45	$2.42
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled approximately 6,000, 2,000 and 2,000 for the years ended July 31, 2022, 2021 and 2020, respectively.
On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the treasury method to calculate diluted EPS, and if the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted and the Company issued shares of its common stock to settle the excess value over the conversion price. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their initial conversion amount for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the years ended July 31, 2022 and 2021, the average price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the years ended July 31, 2022 and 2020, the Company paid cash dividends of $5.58 per share and $5.28 per share, respectively ($225.8 million and $212.7 million in the aggregate, respectively, including cash dividends paid to Exchangeco shareholders). The Company did not pay cash dividends during the year ended July 31, 2021. On September 22, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on October 24, 2022 to stockholders of record as of October 5, 2022.
6.    Long-Term Debt
Long-term debt as of July 31, 2022 and 2021 is summarized as follows (in thousands):

	Maturity	July 31, 2022	July 31, 2021
Vail Holdings Credit Agreement revolver (a)	2024	$—	$—
Vail Holdings Credit Agreement term loan (a)	2024	1,078,125	1,140,625
6.25% Notes (b)	2025	600,000	600,000
0.0% Convertible Notes (c)	2026	575,000	575,000
Whistler Credit Agreement revolver (d)	2026	11,717	44,891
EPR Secured Notes (e)	2034-2036	114,162	114,162
EB-5 Development Notes (f)	2021	—	51,500
Employee housing bonds (g)	2027-2039	52,575	52,575
Canyons obligation (h)	2063	357,607	351,820
Other (i)	2022-2034	17,860	17,941
Total debt		2,807,046	2,948,514
Less: Unamortized premiums, discounts and debt issuance costs (j)		72,997	98,222
Less: Current maturities (k)		63,749	114,117
Long-term debt, net		$2,670,300	$2,736,175
(a)On December 18, 2020, Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain lenders entered into a Fourth Amendment to the Vail Holdings Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, among other terms, VHI was exempted from complying with certain financial maintenance covenants for fiscal quarters ending through January 31, 2022 (unless VHI made a one-time irrevocable election to terminate such exemption period prior to such date) (such period, the “Financial Covenants Temporary Waiver Period”), and the Company was prohibited from undertaking certain activities during such period. On October 31, 2021, VHI exited the Financial Covenants Temporary Waiver Period. As a result, the Company was required to comply with the financial maintenance covenants in the Vail Holdings Credit Agreement starting with the fiscal quarter ended October 31, 2021, and the Company is no longer subject to the covenant modifications that were applicable during the Financial Covenants Temporary Waiver Period. On August 31, 2022, the Company entered into an additional amendment to the Vail Holdings Credit Agreement (the “Fifth Amendment”), which extended the maturity date to September 23, 2026. Additionally, the Fifth Amendment contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. The Fifth Amendment modified the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR. No other material terms of the Vail Holdings Credit Agreement were amended.

As of July 31, 2022, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.1 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million (which began in January 2020), in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due upon maturity. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at LIBOR plus 1.25% as of July 31, 2022 (3.62% as of July 31, 2022). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of July 31, 2022). The Company is party to various interest rate swap agreements which hedge the LIBOR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement for the remaining term of the agreement at an effective rate of 1.46%. Subsequent to July 31, 2022 and in association with the Fifth Amendment, the interest rate swaps were also amended to transition from a hedge of LIBOR to a hedge of SOFR.
(b)On May 4, 2020, the Company completed its offering of $600 million aggregate principal amount of 6.25% senior notes due 2025 at par (the “6.25% Notes”). The Company pays interest on the 6.25% Notes on May 15 and November 15 of each year, which commenced on November 15, 2020. The 6.25% Notes will mature on May 15, 2025. The 6.25% Notes are redeemable, in whole or in part, at any time on or after May 15, 2022 at the redemption prices specified in an indenture dated as of May 4, 2020 (the “6.25% Indenture”) plus accrued and unpaid interest. The 6.25% Notes are senior unsecured obligations of the Company, are guaranteed by certain of the Company’s domestic subsidiaries, and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 6.25% Indenture).
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
The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $407.17 per share, and is subject to adjustment upon the occurrence of certain specified events as described in the Convertible Indenture, including the payment of cash dividends. As of July 31, 2022, the conversion rate of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was 2.5083 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents a conversion price of $398.67 per share (the “Conversion Price”). The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle the in the money component of conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.
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
The Company separately accounts for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature, and was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represented a debt discount of $109.7 million and is being amortized to interest expense, net over the term. The balance of the unamortized debt discount was $76.7 million as of July 31, 2022. The carrying amount of the equity component representing the conversion option was approximately $109.7 million and was determined by deducting the initial fair value of the liability component from the total proceeds of the 0.0% Convertible Notes of $575.0 million. Additionally, the Company recorded deferred tax liabilities of approximately $27.5 million related to the equity component of the 0.0% Convertible Notes on the date of issuance, which decreased the recorded value of the equity component. As of July 31, 2022, the equity component is recorded within additional paid-in capital on the Company’s Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The Company will adopt ASU 2020-06 on August 1, 2022 using the modified retrospective method. As a result of the adoption of ASU 2020-06, the Company will reclassify the equity component of its 0.0% Convertible Notes to long-term debt, net, and it will no longer record non-cash interest expense related to the amortization of the debt discount (see Note 2, Summary of Significant Accounting Policies, for additional information).
Deferred financing costs related to the 0.0% Convertible Notes of approximately $14.9 million were allocated between the liability and equity components of the 0.0% Convertible Notes based on the proportion of the total proceeds allocated to the debt and equity components.
(d)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together the “WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility, and during the year ended July 31, 2022, the Company entered into an amendment of the Whistler Credit Agreement which extended the maturity date of the revolving credit facility to December 15, 2026. No other material terms of the Whistler Credit Agreement were altered. The WB Partnerships’ obligations under the Whistler Credit Agreement are guaranteed by the Whistler Subsidiary Guarantors and are collateralized by a pledge of the capital stock of the Whistler Subsidiary Guarantors and a pledge of substantially all of the assets of Whistler LP, Blackcomb LP and the Whistler Subsidiary Guarantors. In addition, pursuant to the terms of the Whistler Credit Agreement, the WB Partnerships have the ability to increase the commitment amount by up to C$75.0 million, subject to lender approval. Borrowings under the Whistler Credit Agreement are available in Canadian or U.S. dollars and bear interest annually, subject to an applicable margin based on the WB Partnerships’ Consolidated Total Leverage Ratio (as defined in the Whistler Credit Agreement), with pricing as of July 31, 2022, in the case of borrowings (i) in Canadian dollars, at the WB Partnerships’ option, either (a) at the Canadian Prime Rate plus 0.75% per annum or (b) by way of the issuance of bankers’ acceptances plus 1.75% per annum; and (ii) in U.S. dollars, at the WB Partnerships option, either at (a) the U.S. Base Rate plus 0.75% per annum or (b) Bankers Acceptance Rate plus 1.75% per annum. As of July 31, 2022, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 4.70% as of July 31, 2022). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2022 is equal to 0.39% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2022, interest on this note accrued at a rate of 11.55%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2022, interest on this note accrued at a rate of 11.07%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2022, interest on this note accrued at a rate of 11.07%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2022, interest on this note accrued at a rate of 12.14%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2022, interest on this note accrued at a rate of 8.88%.
The EPR Secured Notes are secured by all or substantially all of the assets of Peak Resorts and its subsidiaries, including mortgages on the Alpine Valley, Boston Mills, Brandywine, Jack Frost, Big Boulder, Mount Snow and Hunter Mountain

ski resorts. The EPR Secured Notes bear interest at specified interest rates, as discussed above, which are subject to increase each year by the lesser of (i) three times the percentage increase in the Consumer Price Index (“CPI”) or (ii) a capped index (the “Capped CPI Index”), which is 1.75% for the Hunter Mountain Secured Note and 1.50% for all other notes. The EPR Agreements provide for affirmative and negative covenants that restrict, among other things, the ability of Peak Resorts and its subsidiaries to incur indebtedness, dispose of assets, make distributions and make investments. In addition, the EPR Agreements include restrictive covenants, including maximum leverage ratio and consolidated fixed charge ratio. An additional contingent interest payment would be due to EPR if, on a calendar year basis, the gross receipts from the properties securing any of the individual EPR Secured Notes (the “Gross Receipts”) are more than the result (the “Interest Quotient”) of dividing the total interest charges for the EPR Secured Notes by a specified percentage rate (the “Additional Interest Rate”). In such a case, the additional interest payment would equal the difference between the Gross Receipts and the Interest Quotient multiplied by the Additional Interest Rate. This calculation is made on an aggregated basis for the notes secured by the Jack Frost, Big Boulder, Boston Mills, Brandywine and Alpine Valley ski resorts, where the Additional Interest Rate is 10.0%; on a standalone basis for the note secured by the Company’s Mount Snow ski resort, where the Additional Interest Rate is 12.0%; and on a standalone basis for the note secured by the Company’s Hunter Mountain ski resort, where the Additional Interest Rate is 8.0%. Peak Resorts does not have the right to prepay the EPR Secured Notes. The EPR Secured Notes were recorded at their estimated fair value in conjunction with the acquisition of Peak Resorts on September 24, 2019. The EPR Agreements grant EPR certain other rights including the option to purchase the Boston Mills, Brandywine, Jack Frost, Big Boulder or Alpine Valley resorts, which is exercisable no sooner than two years and no later than one year prior to the maturity dates of the applicable EPR Secured Note for such properties, with any closings to be held on the applicable maturity dates; and, if EPR exercises the purchase option, EPR will enter into an agreement with the Company for the lease of each acquired property for an initial term of 20 years, plus options to extend the lease for two additional periods of ten years each.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of July 31, 2022, the Company had funded the EPR debt service reserve account in an amount equal to approximately $5.3 million, which was included in other current assets in the Consolidated Balance Sheet.
(f)Peak Resorts serves as the general partner for two limited partnerships, Carinthia Group 1, LP and Carinthia Group 2, LP (together, the “Carinthia Partnerships”), which were formed to raise funds through the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”), pursuant to the Immigration and Nationality Act (the “EB-5 Program”). On December 27, 2016, Peak Resorts borrowed $52.0 million from the Carinthia Partnerships to fund two capital projects at Mount Snow. The amounts were borrowed through two loan agreements, which provided $30.0 million and $22.0 million (together, the “EB-5 Development Notes”). On December 27, 2021, Peak Resorts repaid all remaining principal owed to the Carinthia Partnerships.
(g)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.10% (2.35% to 2.45% as of July 31, 2022).
Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2022 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(h)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Park City Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Park City Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Park City Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Park City Lease. The obligation at July 31, 2022 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $52.3 million.
(i)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $12.8 million of proceeds for these sales transactions through the year ended July 31, 2022, which are reflected within long-term debt, net. Other obligations also consist of a $2.9 million note outstanding to the Colorado Water Conservation Board, which matures on September 16, 2028, and other financing arrangements. Other obligations, including the Colorado Water Conservation Board note, bear interest at rates ranging from 5.1% to 5.5%.
(j)In connection with the issuance of the 0.0% Convertible Notes, the Company recorded a debt discount, which represents the excess of the principal amount of the 0.0% Convertible Notes over the fair value of the liability component, as discussed above. In connection with the acquisition of Peak Resorts, the Company estimated the acquisition date fair values of the debt instruments assumed, including the EPR Secured Notes, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, which is amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.
(k)Current maturities represent principal payments due in the next 12 months, and exclude approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2023 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2022 reflected by fiscal year are as follows (in thousands):

Total
2023 (1)	$69,890
2024	63,813
2025 (2)	1,553,883
2026	575,415
2027	22,755
Thereafter	521,290
Total debt	$2,807,046
(1) Includes approximately $6.2 million of proceeds resulting from a real estate transaction accounted for as a financing arrangement, as discussed above, which are expected to be recognized on the Company’s Statement of Operations during the year ending July 31, 2023 as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
(2) Subsequent to July 31, 2022, the Company entered into the Fifth Amendment to the Vail Holdings Credit Agreement, which extended the maturity date by two years and is now due in the fiscal year ending July 31, 2027. See Note 16, Subsequent Events, for additional information.
The Company recorded interest expense of $148.2 million, $151.4 million and $106.7 million for the years ended July 31, 2022, 2021 and 2020, respectively, of which $5.9 million, $4.9 million and $1.9 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $(2.7) million, $8.3 million and $(3.2) million of non-cash foreign currency (loss) gain on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2022, 2021 and 2020, respectively, on the Consolidated Statements of Operations. As of July 31, 2022, the remaining balance of the intercompany loan was $97.2 million.
7.     Acquisitions
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
Identifiable intangible assets acquired in the transaction were primarily related to advanced lodging bookings and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense in its Consolidated Statement of Operations for the year ended July 31, 2022. The operating results of the acquired resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

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
Peak Resorts Pro Forma Financial Information
The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of Peak Resorts was completed on August 1, 2018 (the beginning of the fiscal year preceding the fiscal year in which the acquisition occurred). The following unaudited pro forma financial information includes adjustments for (i) depreciation on acquired property, plant and equipment; (ii) amortization of intangible assets recorded at the date of the transaction; (iii) transaction and business integration related costs; and (iv) interest expense associated with financing the transaction. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on August 1, 2018 (in thousands, except per share amounts).

Year Ended July 31, 2020
Pro forma net revenue	$1,970,363
Pro forma net income attributable to Vail Resorts, Inc.	$100,205
Pro forma basic net income per share attributable to Vail Resorts, Inc.	$2.49
Pro forma diluted net income per share attributable to Vail Resorts, Inc.	$2.45

8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2022	2021
Land and land improvements	$763,432	$756,517
Buildings and building improvements	1,545,571	1,496,402
Machinery and equipment	1,505,236	1,417,705
Furniture and fixtures	307,867	308,432
Software	138,058	122,778
Vehicles	81,927	80,328
Construction in progress	127,282	67,710
Gross property, plant and equipment	4,469,373	4,249,872
Accumulated depreciation	(2,351,321)	(2,181,996)
Property, plant and equipment, net	$2,118,052	$2,067,876
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2022, 2021 and 2020 totaled $247.2 million, $247.2 million and $243.1 million, respectively.
The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2022 and 2021 (in thousands):

	July 31,
	2022	2021
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	42,160	42,160
Machinery and equipment	60,384	60,384
Gross property, plant and equipment	183,590	183,590
Accumulated depreciation	(84,556)	(75,545)
Property, plant and equipment, net	$99,034	$108,045

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2022	2021
Goodwill
Goodwill	$1,797,970	$1,824,089
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,754,928	$1,781,047

Indefinite-lived intangible assets
Trademarks	$237,483	$239,786
Other	41,400	41,561
Total gross indefinite-lived intangible assets	278,883	281,347
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	$254,170	$256,634
Amortizable intangible assets
Trademarks	$38,008	$38,008
Other	71,767	69,397
Total gross amortizable intangible assets	109,775	107,405
Accumulated amortization	(49,887)	(44,929)
Amortizable intangible assets, net	59,888	62,476
Total gross intangible assets	388,658	388,752
Total accumulated amortization	(74,600)	(69,642)
Total intangible assets, net	$314,058	$319,110
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2022, 2021 and 2020 totaled $5.2 million, $5.4 million and $6.5 million, respectively, and is estimated to be approximately $3.8 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2022 and 2021 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2020	$1,666,809	$42,211	$1,709,020
Effects of changes in foreign currency exchange rates	72,027	—	72,027
Balance at July 31, 2021	1,738,836	42,211	1,781,047
Acquisition (including measurement period adjustments)	2,196	2,795	4,991
Effects of changes in foreign currency exchange rates	(31,110)	—	(31,110)
Balance at July 31, 2022	$1,709,922	$45,006	$1,754,928

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2022	2021
Trade payables	$151,263	$98,261
Deferred revenue	511,306	456,457
Accrued salaries, wages and deferred compensation	64,570	54,286
Accrued benefits	45,202	47,368
Deposits	37,731	35,263
Operating lease liabilities	34,218	34,668
Other accruals	98,540	89,169
Total accounts payable and accrued liabilities	$942,830	$815,472
9.    Fair Value Measurements
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

	Estimated Fair Value Measurement as of July 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$505,901	$505,901	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,473	$—	$9,473	$—
Interest Rate Swaps	$12,301	$—	$12,301	$—
Liabilities:
Contingent Consideration	$42,400	$—	$—	$42,400

	Estimated Fair Value Measurement as of July 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$253,782	$253,782	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$259,945	$—	$259,945	$—
Liabilities:
Interest Rate Swaps	$12,942	$—	$12,942	$—
Contingent Consideration	$29,600	$—	$—	$29,600

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company entered into the Interest Rate Swaps to hedge the LIBOR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income. The estimated fair value of the Interest Rate Swaps was included as an asset within deferred charges and other assets as of July 31, 2022, and as a liability within other long-term liabilities as of July 31, 2021, in the Company’s Consolidated Balance Sheets.
The changes in Contingent Consideration during the years ended July 31, 2022 and 2021 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2020	$17,800
Payment	(2,602)
Change in estimated fair value	14,402
Balance as of July 31,2021	29,600
Payment	(7,480)
Change in estimated fair value	20,280
Balance as of July 31, 2022	$42,400
The Park City Lease provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Park City Lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Park City Lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent performance, escalated by an assumed long-term growth factor and discounted to net present value. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.1%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company evaluated the long-term growth assumptions related to future results at Park City as of July 31, 2022. Operating results for the year ended July 31, 2022 were significantly higher than the historical trend for Park City, in part driven by dynamics caused by COVID-19. There is inherent variability in the performance of the Company’s individual resorts, including Park City, and while results for the year ended July 31, 2022 were strong for the resort, the long-term historical average of results continues to support a more normalized growth rate in the valuation. The Company will continue to monitor actual performance compared to its expectations and will update assumptions as appropriate. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance would result in a change in the estimated fair value within the range of approximately $3.0 million to $6.1 million.
Contingent Consideration is classified as a liability and is remeasured to an estimated fair value at each reporting date until the contingency is resolved. During the year ended July 31, 2022, the Company made a payment to the landlord for Contingent Consideration of approximately $7.5 million and recorded an increase in the estimated fair value of approximately $20.3 million which was primarily associated with the estimated Contingent Consideration payment for the fiscal year ended July 31, 2022. These changes resulted in an estimated fair value of the Contingent Consideration of $42.4 million as of July 31, 2022, which is reflected in accounts payable and accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet.

10.    Income Taxes
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and Canada. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets.
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes various amendments to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes during the years ended July 31, 2022, 2021 and 2020, and the Company expects these amendments will continue to impact its accounting and reporting for income taxes in the future. The primary provisions of the CARES Act that the Company has been impacted by include:
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
•treatment of certain qualified improvement property (“QIP”) as 15-year property and allowing such QIP placed in service after December 31, 2017 to be eligible for bonus depreciation; and
•increases in the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income for calendar year 2020.
The CARES Act also provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. As a result, during the year ended July 31, 2020, the Company recorded a benefit of approximately $9.6 million, which primarily offset Mountain and Lodging operating expense as a result of wages paid to employees who were not providing services. Additionally, the Company deferred payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020 and remitted such amounts in equal installments during calendar years 2021 and 2022.
The Company also recognized benefits of approximately $7.0 million, $30.8 million and $8.5 million during the years ended July 31, 2022, 2021 and 2020, respectively, as a result of the recent Canada Emergency Wage Subsidy and Australian JobKeeper legislation for its Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.
U.S. and foreign components of income (loss) before provision for income taxes is as follows (in thousands):

	Year Ended July 31,
	2022	2021	2020
U.S.	$387,729	$148,898	$89,838
Foreign	69,432	(23,715)	26,595
Income before income taxes	$457,161	$125,183	$116,433

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2022	2021
Deferred income tax liabilities:
Fixed assets	$203,669	$204,714
Intangible assets	119,066	100,751
Operating lease right of use assets	44,873	47,915
Convertible debt	18,780	23,783
Other	18,157	15,116
Total	404,545	392,279
Deferred income tax assets:
Canyons obligation	17,291	16,080
Stock-based compensation	9,957	10,335
Investment in Partnerships	10,602	7,585
Deferred compensation and other accrued benefits	15,202	13,887
Contingent Consideration	10,719	7,430
Net operating loss carryforwards and other tax credits	8,516	12,182
Operating lease liabilities	49,530	53,755
Other, net	24,501	27,206
Total	146,318	148,460
Valuation allowance for deferred income taxes	(5,188)	(5,939)
Deferred income tax assets, net of valuation allowance	141,130	142,521
Net deferred income tax liability	$263,415	$249,758
The components of deferred income taxes recognized in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2022	2021
Deferred income tax asset	$5,049	$3,059
Deferred income tax liability	268,464	252,817
Net deferred income tax liability	$263,415	$249,758
Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2022	2021	2020
Current:
Federal	$62,974	$20,387	$(13,467)
State	13,938	4,935	(731)
Foreign	21,302	(8,460)	4,141
Total current	98,214	16,862	(10,057)
Deferred:
Federal	(6,910)	(16,289)	12,597
State	1,966	(2,423)	4,266
Foreign	(4,446)	2,576	572
Total deferred	(9,390)	(16,136)	17,435
Provision for income taxes	$88,824	$726	$7,378

A reconciliation of the income tax provision for continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2022	2021	2020
At U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.8%	4.2%	3.5%
Change in uncertain tax positions	(1.2)%	(3.5)%	(3.8)%
Excess tax benefits related to stock-based compensation	(3.6)%	(14.3)%	(7.1)%
Impacts of the Tax Act and other legislative changes	—%	—%	(3.2)%
Noncontrolling interests	(1.2)%	0.8%	(2.4)%
Foreign rate differential	0.1%	(5.0)%	(2.4)%
Taxes related to prior year filings	0.3%	(2.9)%	—%
Other	0.2%	0.3%	0.7%
Effective tax rate	19.4%	0.6%	6.3%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2022	2021	2020
Balance, beginning of year	$67,857	$70,299	$72,222
Additions for tax positions of prior years	11,179	16,754	16,654
Lapse of statute of limitations	(16,127)	(19,196)	(18,577)
Balance, end of year	$62,909	$67,857	$70,299
As of July 31, 2022, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets.
During the year ended July 31, 2022, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $16.1 million, which was partially offset with an increase to the uncertain tax position of $11.2 million. Accrued interest and penalties associated with the statute of limitations lapse were approximately $5.8 million. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2023, due to the lapse of the statute of limitations.
The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia and Canada. The Company’s U.S. federal income tax returns are subject to tax examinations for the tax years 2018 through the current period. U.S. state, Australia and Canada income tax returns are generally subject to examination for the tax years 2018 through the current period. Additionally, to the extent the Company has NOLs that have been carried back or are available for carryforward, the tax years to which the NOL was carried back or in which the NOL was generated may still be adjusted by the taxing authorities to the extent the NOLs are utilized.
The Company has NOL carryforwards totaling $18.4 million, primarily comprised of $14.8 million of federal and state NOLs as a result of the acquisition of Peak Resorts in September 2019 that will expire beginning July 31, 2031 and non-U.S. NOLs of $3.6 million that will carry forward indefinitely. In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2022, the Company has recorded a valuation allowance on $3.6 million of the historical non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. Additionally, the Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2028. As of July 31, 2022, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.
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
11.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company recorded a liability of $1.8 million and $2.0 million, primarily within other long-term liabilities in the accompanying Consolidated Balance Sheets, as of July 31, 2022 and 2021, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2031.
Guarantees/Indemnifications
As of July 31, 2022, the Company had various other letters of credit outstanding totaling $79.3 million, consisting of $53.4 million to support the Employee Housing Bonds and $25.9 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of July 31, 2022, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. The leases provide for the payment of a minimum annual base rent over the lease term which is recognized on a straight-line basis over the remaining lease term from the date of assumption. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, and which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. The operations of Mad River Mountain is conducted on land under a lease granted by EPT Mad River, Inc., which initially commenced in 2005, which the Company assumed in its acquisition of Peak Resorts in September 2019. The lease has a term that expires in the year ending July 31, 2035, and provides for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Laurel Mountain are conducted on land under a concessioner lease agreement with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural Resources (“Department”), which initially commenced in 2018, which the Company assumed in its acquisition of the Seven Springs Resorts in December 2021. The agreement has a term that expires in the year ending July 31, 2052, and provides for the payment of an initial minimum annual base rent, with bi-annual CPI increases, and additional rent based on skier visits. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2022, 2021 and 2020, the Company recorded lease expense (including Northstar, Perisher, Falls Creek & Hotham and Mad River Mountain), excluding executory costs, related to these agreements of $61.2 million, $58.7 million and $58.8 million, respectively, which is included in the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.
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
Legal
During the year ended July 31, 2021, several named plaintiffs filed respective complaints against the Company on behalf of the same or similar purported classes of current and former employees of the Company. The complaints generally allege violations of federal and state laws governing employee wage and hours practices, and seek damages in the form of unpaid wages, related penalties and other damages. As a result, the Company had recorded an accrual of $13.2 million as of July 31, 2022 and 2021 on its Consolidated Balance Sheets. The parties proposed a settlement agreement to resolve these complaints, which the court approved in August 2022.
The Company is also a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable losses and reasonably estimable. As of July 31, 2022 and 2021, the accruals for such loss contingencies (excluding the employment-related litigation) were not material individually or in the aggregate.

12.    Segment and Geographic Area Information
Segment Information
The Company has three reportable segments: Mountain, Lodging and Real Estate. The Company refers to “Resort” as the combination of the Mountain and Lodging segments. The Mountain segment includes the operations of the Company’s mountain resorts/ski areas and related ancillary activities. The Lodging segment includes the operations of the Company’s owned hotels, RockResorts, NPS concessioner properties, condominium management, Colorado resort ground transportation operations and mountain resort golf operations. The Real Estate segment owns, develops and sells real estate in and around the Company’s resort communities. The Company’s reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.
On August 1, 2021, the Company revised its segment reporting to move certain dining and golf operations from the Lodging segment to the Mountain segment. Segment reporting results for the prior years have been adjusted retrospectively to conform to the current period presentation.
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
Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the accompanying Consolidated Financial Statements as indicators of financial performance or liquidity.
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

The following table presents key financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Year ended July 31,
	2022	2021 (1)	2020 (1)
Net revenue:
Mountain	$2,213,114	$1,702,798	$1,726,620
Lodging	312,090	205,142	232,237
Total Resort net revenue	2,525,204	1,907,940	1,958,857
Real Estate	708	1,770	4,847
Total net revenue	$2,525,912	$1,909,710	$1,963,704
Segment operating expense:
Mountain	$1,404,527	$1,156,743	$1,224,870
Lodging	286,343	213,239	232,328
Total Resort operating expense	1,690,870	1,369,982	1,457,198
Real Estate	5,911	6,676	9,182
Total segment operating expense	$1,696,781	$1,376,658	$1,466,380
Gain on sale of real property	$1,276	$324	$207
Mountain equity investment income, net	$2,580	$6,698	$1,690
Reported EBITDA:
Mountain	$811,167	$552,753	$503,440
Lodging	25,747	(8,097)	(91)
Resort	836,914	544,656	503,349
Real Estate	(3,927)	(4,582)	(4,128)
Total Reported EBITDA	$832,987	$540,074	$499,221
Real estate held for sale or investment	$95,983	$95,615	$96,844
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$347,923	$127,850	$98,833
Net income (loss) attributable to noncontrolling interests	20,414	(3,393)	10,222
Net income	368,337	124,457	109,055
Provision for income taxes	88,824	726	7,378
Income before provision for income taxes	457,161	125,183	116,433
Depreciation and amortization	252,391	252,585	249,572
Asset impairments	—	—	28,372
(Gain) loss on disposal of fixed assets and other, net (2)	(43,992)	5,373	(838)
Change in estimated fair value of contingent consideration	20,280	14,402	(2,964)
Investment income and other, net	(3,718)	(586)	(1,305)
Foreign currency loss (gain) on intercompany loans	2,682	(8,282)	3,230
Interest expense, net	148,183	151,399	106,721
Total Reported EBITDA	$832,987	$540,074	$499,221
(1) Segment results for the years ended July 31, 2021 and 2020 have been retrospectively adjusted to reflect current period presentation.
(2) During the year ended July 31, 2022, the Company recognized a gain of $32.2 million from the sale of a hotel property in Breckenridge.

Geographic Information
Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2022	2021	2020
U.S.	$2,228,708	$1,717,270	$1,655,961
International (1)	297,204	192,440	307,743
Total net revenue	$2,525,912	$1,909,710	$1,963,704

		July 31,
Property, plant and equipment, net		2022	2021
U.S.		$1,729,400	$1,646,097
International (2)		388,652	421,779
Total property, plant and equipment, net		$2,118,052	$2,067,876
(1) No individual international country (i.e. except the U.S.) accounted for more than 10% of the Company’s revenue for the years ended July 31, 2022 and 2021. The only individual international country to account for more than 10% of the Company’s revenue for the year ended July 31, 2020 was Canada. Canada accounted for $223.3 million of revenue for the year ended July 31, 2020.
(2) The only individual international country to account for more than 10% of the Company’s property plant and equipment, net was Canada. Canada accounted for $272.9 million and $288.4 million of property, plant and equipment, net as of July 31, 2022 and 2021, respectively.
13.    Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. During the years ended July 31, 2022 and 2020, the Company repurchased 304,567 and 256,418 Vail Shares, respectively (at a total cost of $75.0 million and $46.4 million, respectively). The company did not repurchase any Vail Shares during the year ended July 31, 2021. Since inception of this stock repurchase program through July 31, 2022, the Company has repurchased 6,465,708 shares at a cost of approximately $479.4 million. As of July 31, 2022, 1,034,292 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
14.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2022, approximately 2.6 million share based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2022, 2021 and 2020 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.

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

	Year ended July 31,
	2022	2021	2020
Expected volatility	31.0%	30.7%	29.7%
Expected dividend yield	2.1%	3.0%	2.8%
Expected term (average in years)	6.4-6.8	6.6-6.9	6.5-7.1
Risk-free rate	0.1-1.2%	0.1-0.6%	1.8-2.0%
The Company records actual forfeitures related to unvested awards upon employee terminations.
A summary of aggregate SARs award activity under the Plan as of July 31, 2022, 2021 and 2020, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2019	1,171	$111.12
Granted	146	$245.26
Exercised	(247)	$67.19
Forfeited or expired	(9)	$252.75
Outstanding at July 31, 2020	1,061	$138.59
Granted	205	$233.01
Exercised	(370)	$84.20
Forfeited or expired	(23)	$236.31
Outstanding at July 31, 2021	873	$181.17
Granted	97	$360.69
Exercised	(278)	$93.32
Forfeited or expired	(13)	$271.04
Outstanding at July 31, 2022	679	$241.13	6.6 years	$15,486
Vested and expected to vest at July 31, 2022	668	$240.59	6.6 years	$15,424
Exercisable at July 31, 2022	449	$218.23	5.7 years	$14,460
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2022, 2021 and 2020 was $96.20, $52.30 and $58.25, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2022, 2021 and 2020 was $69.1 million, $82.0 million and $35.0 million, respectively. The Company had 160,000, 96,000 and 91,000 SARs that vested during the years ended July 31, 2022, 2021 and 2020, respectively. These awards had a total estimated fair value of $16.2 million, $0.1 million and $2.6 million at the date of vesting for the years ended July 31, 2022, 2021 and 2020, respectively.

A summary of the status of the Company’s nonvested SARs as of July 31, 2022 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2021	302	$57.22
Granted	97	$96.20
Vested	(160)	$58.98
Forfeited	(9)	$72.13
Nonvested at July 31, 2022	230	$71.62
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2022 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2021	143	$224.94
Granted	68	$336.57
Vested	(68)	$229.99
Forfeited	(18)	$260.32
Nonvested at July 31, 2022	125	$277.78
The Company granted 68,000 restricted share units during the year ended July 31, 2022 with a weighted-average grant-date estimated fair value of $336.57. The Company granted 94,000 restricted share units during the year ended July 31, 2021 with a weighted-average grant-date estimated fair value of $222.17. The Company granted 83,000 restricted share units during the year ended July 31, 2020 with a weighted-average grant-date estimated fair value of $217.46. The Company had 68,000, 66,000 and 63,000 restricted share units that vested during the years ended July 31, 2022, 2021 and 2020, respectively. These units had a total estimated fair value of $23.7 million, $15.0 million and $14.8 million at the date of vesting for the years ended July 31, 2022, 2021 and 2020, respectively.
As of July 31, 2022, there was $30.3 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $18.2 million, $10.6 million and $1.5 million of expense is expected to be recognized in the years ending July 31, 2023, 2024 and 2025, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $23.0 million, $24.0 million and $12.3 million for the years ended July 31, 2022, 2021 and 2020, respectively.
The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.
15.    Retirement and Profit Sharing Plans
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
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2022, 2021 and 2020 was $8.5 million, $6.5 million and $5.8 million, respectively.

16.    Subsequent Events
On August 3, 2022, through a wholly-owned subsidiary, the Company acquired a 55% controlling interest in Andermatt-Sedrun from ASA. Andermatt-Sedrun operates mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. The Company invested CHF 149.3 million ($155.7 million), comprised of a CHF 110.0 million ($114.4 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain (which was prepaid to fund the acquisition and is recorded in other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2022) and CHF 39.3 million ($41.3 million) paid to ASA (which was paid on August 3, 2022, commensurate with closing). ASA has retained a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. The acquisition was funded with cash on hand. As of August 3, 2022, the value of the total consideration paid to the seller was $155.4 million. Initial accounting for the acquisition is not yet complete, including the determination of the acquisition-date fair value of assets acquired and liabilities assumed, as the Company is currently in the process of completing the assessment of valuation inputs and assumptions.
On August 31, 2022, the Company entered into the Fifth Amendment of the Vail Holdings Credit Agreement, which extended the maturity date to September 23, 2026. Additionally, the Fifth Amendment contains customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR. The Fifth Amendment modified the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR. No other material terms of the Vail Holdings Credit Agreement were amended.

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

Changes in Internal Control Over Financial Reporting

On December 31, 2021, we completed our acquisition of the Seven Springs Resorts. The Seven Springs Resorts were not previously subject to the rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Excluding the Seven Springs Resorts, there were no changes in the Company’s internal control over financial reporting during the year ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REPORTING REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
We expect to file with the SEC in October 2022 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2022.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

10.11*
Executive Employment Agreement, between Vail Resorts, Inc. and Kirsten A. Lynch effective November 1, 2021. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on November 1, 2021) (File No. 001-09614).

10.12	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021 (File No. 001-09614).
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

10.15*	Vail Resorts, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2021) (File No. 001-09614).
10.16*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
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

10.19(e)
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
10.19(f)
Fifth Amendment to the Eighth Amended and Restated Credit Agreement, dated as of August 31, 2022, between Vail Holdings, Inc., as borrower, Vail Resorts, Inc. and certain subsidiaries of Vail Resorts, Inc., as guarantors, and Bank of America, N.A., as administrative agent, on its own behalf and on the behalf of the Lenders party thereto.

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

10.20(e)
Sixth Amending Agreement, dated as of December 6, 2021, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party thereto, and The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2022) (File No. 001-09614).

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

Date: September 28, 2022		Vail Resorts, Inc.

	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2022		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2022.

/s/ Kirsten A. Lynch	Chief Executive Officer
Kirsten A. Lynch	(Principal Executive Officer)

/s/ Michael Z. Barkin	Executive Vice President and Chief Financial Officer
Michael Z. Barkin	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Robert A. Katz	Executive Chairperson of the Board
Robert A. Katz	Director

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director