Form 10-Q
period 2022-10-31
VAIL RESORTS INC
filed 2022-12-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 5, 2022, 40,323,914 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2022	July 31, 2022	October 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,180,942	$1,107,427	$1,468,380
Restricted cash	20,121	18,680	14,482
Trade receivables, net	118,491	383,425	108,988
Inventories, net	139,926	108,723	103,697
Other current assets	162,187	173,277	82,307
Total current assets	1,621,667	1,791,532	1,777,854
Property, plant and equipment, net (Note 7)	2,313,061	2,118,052	2,062,322
Real estate held for sale or investment	95,608	95,983	98,833
Goodwill, net (Note 7)	1,688,731	1,754,928	1,790,531
Intangible assets, net	307,410	314,058	319,250
Operating right-of-use assets	192,230	192,070	204,476
Other assets	62,159	51,405	37,285
Total assets	$6,280,866	$6,318,028	$6,290,551
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,190,522	$942,830	$1,109,652
Income taxes payable	84,372	104,275	43,377
Long-term debt due within one year (Note 5)	67,811	63,749	114,795
Total current liabilities	1,342,705	1,110,854	1,267,824
Long-term debt, net (Note 5)	2,769,698	2,670,300	2,704,583
Operating lease liabilities	176,585	174,567	192,328
Other long-term liabilities	234,301	246,359	243,307
Deferred income taxes, net	205,859	268,464	216,049
Total liabilities	4,729,148	4,470,544	4,624,091
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,789, 46,744 and 46,610 shares issued, respectively	468	467	466
Exchangeable shares, $0.01 par value, 0, 3 and 34 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,106,813	1,184,577	1,192,901
Accumulated other comprehensive (loss) income	(68,908)	10,923	44,689
Retained earnings	705,923	895,889	598,826
Treasury stock, at cost, 6,466, 6,466 and 6,161 shares, respectively (Note 11)	(479,417)	(479,417)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,264,879	1,612,439	1,432,471
Noncontrolling interests	286,839	235,045	233,989
Total stockholders’ equity	1,551,718	1,847,484	1,666,460
Total liabilities and stockholders’ equity	$6,280,866	$6,318,028	$6,290,551
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Net revenue:
Mountain and Lodging services and other	$210,386	$121,860
Mountain and Lodging retail and dining	68,948	53,401
Resort net revenue	279,334	175,261
Real Estate	113	315
Total net revenue	279,447	175,576
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	242,286	183,725
Mountain and Lodging retail and dining cost of products sold	35,085	24,229
General and administrative	98,799	77,234
Resort operating expense	376,170	285,188
Real Estate operating expense	1,382	1,470
Total segment operating expense	377,552	286,658
Other operating (expense) income:
Depreciation and amortization	(64,614)	(61,489)
Gain on sale of real property	—	31
Change in estimated fair value of contingent consideration (Note 8)	(636)	(2,000)
(Loss) gain on disposal of fixed assets and other, net	(6)	8,867
Loss from operations	(163,361)	(165,673)
Mountain equity investment income, net	346	1,514
Investment income and other, net	2,886	499
Foreign currency (loss) gain on intercompany loans (Note 5)	(6,135)	831
Interest expense, net	(35,302)	(39,545)
Loss before benefit from income taxes	(201,566)	(202,374)
Benefit from income taxes	58,006	59,853
Net loss	(143,560)	(142,521)
Net loss attributable to noncontrolling interests	6,589	3,189
Net loss attributable to Vail Resorts, Inc.	$(136,971)	$(139,332)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(3.40)	$(3.44)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(3.40)	$(3.44)
Cash dividends declared per share	$1.91	$0.88
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Net loss	$(143,560)	$(142,521)
Foreign currency translation adjustments	(117,808)	15,137
Change in estimated fair value of hedging instruments, net of tax	8,007	4,345
Comprehensive loss	(253,361)	(123,039)
Comprehensive loss attributable to noncontrolling interests	36,559	597
Comprehensive loss attributable to Vail Resorts, Inc.	$(216,802)	$(122,442)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive loss:
Net loss	—	—	—	—	(139,332)	—	(139,332)	(3,189)	(142,521)
Foreign currency translation adjustments	—	—	—	12,545	—	—	12,545	2,592	15,137
Change in estimated fair value of hedging instruments, net of tax	—	—	—	4,345	—	—	4,345	—	4,345
Total comprehensive loss							(122,442)	(597)	(123,039)
Stock-based compensation expense	—	—	6,425	—	—	—	6,425	—	6,425
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(10,517)	—	—	—	(10,517)	—	(10,517)
Dividends (Note 4)	—	—	—	—	(35,594)	—	(35,594)	—	(35,594)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	117	117
Balance, October 31, 2021	$466	$—	$1,192,901	$44,689	$598,826	$(404,411)	$1,432,471	$233,989	$1,666,460

Balance, July 31, 2022	$467	$—	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive loss:
Net loss	—	—	—	—	(136,971)	—	(136,971)	(6,589)	(143,560)
Foreign currency translation adjustments	—	—	—	(87,838)	—	—	(87,838)	(29,970)	(117,808)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	8,007	—	—	8,007	—	8,007
Total comprehensive loss							(216,802)	(36,559)	(253,361)
Stock-based compensation expense	—	—	6,345	—	—	—	6,345	—	6,345
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(4,043)	—	—	—	(4,042)	—	(4,042)
Dividends (Note 4)	—	—	—	—	(77,018)	—	(77,018)	—	(77,018)
Cumulative effect of adoption of ASU 2020-06 (Notes 2 & 5)	—	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(3,171)	(3,171)
Balance, October 31, 2022	$468	$—	$1,106,813	$(68,908)	$705,923	$(479,417)	$1,264,879	$286,839	$1,551,718
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(143,560)	$(142,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,614	61,489
Stock-based compensation expense	6,345	6,425
Deferred income taxes, net	(58,006)	(56,603)
Other non-cash expense (income), net	8,615	(2,825)
Changes in assets and liabilities:
Trade receivables, net	264,285	236,748
Inventories, net	(31,924)	(23,105)
Accounts payable and accrued liabilities	2,508	12,164
Deferred revenue	279,221	286,369
Income taxes payable - other	(20,460)	(2,198)
Other assets and liabilities, net	(38,647)	(26,922)
Net cash provided by operating activities	332,991	349,021
Cash flows from investing activities:
Capital expenditures	(124,099)	(50,130)
Return of deposit for acquisition of business	114,506	—
Acquisition of business, net of cash acquired	(38,567)	—
Investments in short-term deposits	(86,756)	—
Other investing activities, net	385	10,273
Net cash used in investing activities	(134,531)	(39,857)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(15,625)	(15,625)
Repayments of borrowings under Whistler Credit Agreement	—	(23,145)
Employee taxes paid for share award exercises	(4,043)	(10,517)
Dividends paid	(77,018)	(35,594)
Other financing activities, net	(7,942)	147
Net cash used in financing activities	(104,628)	(84,734)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,876)	(142)
Net increase in cash, cash equivalents and restricted cash	74,956	224,288
Cash, cash equivalents and restricted cash:
Beginning of period	1,126,107	1,258,574
End of period	$1,201,063	$1,482,862

Non-cash investing activities:
Accrued capital expenditures	$21,069	$8,582
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

The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature, and typically experience their peak operating seasons primarily from mid-December through mid-April in North America and Europe. The peak operating season at the Company’s Australian resorts, NPS concessioner properties and golf courses generally occurs from June to early October.

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2022 was derived from audited financial statements.
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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The recorded amount outstanding under the Company’s NRP Loan (as defined in Note 5, Long-Term Debt), which was assumed by the Company during the three months ended October 31, 2022, approximates fair value as the debt obligation was recorded at estimated fair value in conjunction with the preliminary purchase accounting for the Andermatt-Sedrun acquisition (see Note 6, Acquisitions). The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of October 31, 2022 are presented below (in thousands):

	October 31, 2022
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$598,302
0.0% Convertible Notes	$575,000	$513,101
EPR Secured Notes	$133,706	$156,893
Recently Issued Accounting Standards
Adopted Standards
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
The Company is party to various interest rate swap agreements that hedge the variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement (as defined in Note 5, Long-Term Debt), which are designated as cash flow hedges. During the three months ended October 31, 2022, the Company entered into an amendment to its Vail Holdings Credit Agreement (the “Fifth Amendment”) to modify the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR (see Note 5, Long-Term Debt, for additional information). In association with the Fifth Amendment, the interest rate swaps were also amended to transition from a hedge of LIBOR to a hedge of SOFR. The Company elected certain optional expedients provided by Topic 848, which allowed the Company to not apply certain modification accounting requirements or reassess the previous accounting designation of the interest rate swap agreements as cash flow hedges.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options.” The guidance removes certain accounting models which required separation of the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815, “Derivatives and Hedging”, or for convertible debt issued at a substantial premium. The guidance also amends the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). This standard allows for a modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and therefore prior period financial information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
Upon adoption of the standard, the Company reclassified the previously bifurcated equity component of its 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt) to long-term debt, net, as the convertible option on the 0.0% Convertible Notes does not qualify as a derivatives under ASC 815 nor were the 0.0% Convertible Notes issued at a substantial premium. This reclassification was partially offset by an increase to retained earnings for the previously recognized non-cash interest expense, net of tax that had been recorded as a result of amortization of the previously recorded debt discount. The adoption of this new guidance eliminates the recognition of non-cash interest expense to be recognized in future periods due to removal of the debt discount associated with the 0.0% Convertible Notes.
The impact of adoption of ASU 2020-06 on the Consolidated Condensed Balance Sheet as of adoption date was as follows (in thousands):

	As of August 1, 2022
Balance Sheet	Balances without the Adoption of ASU 2020-06	Adjustments	Balances with the adoption of ASU 2020-06
Liabilities
Long term debt, net	$2,670,300	$74,822	$2,745,122
Deferred income taxes, net	$268,464	$(18,779)	$249,685
Stockholders’ equity
Additional paid-in capital	$1,184,577	$(80,066)	$1,104,511
Retained earnings	$895,889	$24,023	$919,912
ASU 2020-06 also prohibits the use of the treasury stock method for convertible instruments for the purposes of calculating diluted earnings per share (“EPS”) and instead requires application of the if-converted method. Under the if-converted method, diluted EPS will generally be calculated assuming that all of the convertible debt instruments were converted solely into shares of common stock at the beginning of the reporting period unless the result would be anti-dilutive. Pursuant to the terms of the 0.0% Convertible Notes, the principal amount of the 0.0% Convertible Notes is required to be paid in cash and only the premium due upon conversion, if any, is permitted to be settled in shares, cash or a combination of shares and cash. Consequently, for the Company the if-converted method would produce a similar result as the treasury stock method, which was utilized for the calculation of diluted EPS prior to the adoption of ASU 2020-06 for the 0.0% Convertible Notes.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,
	2022	2021
Mountain net revenue:
Lift	$59,540	$14,329
Ski School	8,927	1,473
Dining	19,442	12,520
Retail/Rental	40,344	28,376
Other	73,464	52,602
Total Mountain net revenue	$201,717	$109,300
Lodging net revenue:
Owned hotel rooms	$23,565	$21,483
Managed condominium rooms	12,859	13,084
Dining	16,829	10,275
Golf	5,890	5,109
Other	14,797	14,269
	73,940	64,220
Payroll cost reimbursements	3,677	1,741
Total Lodging net revenue	$77,617	$65,961
Total Resort net revenue	$279,334	$175,261
Total Real Estate net revenue	113	315
Total net revenue	$279,447	$175,576

Contract Balances
Deferred revenue balances of a short-term nature were $787.5 million and $511.3 million as of October 31, 2022 and July 31, 2022, respectively. For the three months ended October 31, 2022, the Company recognized approximately $54.5 million of revenue that was included in the deferred revenue balance as of July 31, 2022. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $115.6 million and $117.2 million as of October 31, 2022 and July 31, 2022, respectively. As of October 31, 2022, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years. Trade receivables, net were $118.5 million and $383.4 million as of October 31, 2022 and July 31, 2022, respectively.

Costs to Obtain Contracts with Customers
As of October 31, 2022, $19.7 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization generally beginning in the second quarter of fiscal 2023, commensurate with the revenue recognized for related pass products, and will be recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elected to convert any remaining Exchangeco Shares to Vail Shares, which the Company had the ability to do once total Exchangeco Shares outstanding fell below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of October 31, 2022, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the three months ended October 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(136,971)	$(136,971)	$(139,332)	$(139,332)
Weighted-average Vail Shares outstanding	40,296	40,296	40,414	40,414
Weighted-average Exchangeco Shares outstanding	2	2	34	34
Total Weighted-average shares outstanding	40,298	40,298	40,448	40,448
Effect of dilutive securities	—	—	—	—
Total shares	40,298	40,298	40,448	40,448
Net loss per share attributable to Vail Resorts	$(3.40)	$(3.40)	$(3.44)	$(3.44)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.2 million and 0.5 million for the three months ended October 31, 2022 and 2021, respectively.

On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended October 31, 2022 and 2021, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three months ended October 31, 2022 and 2021, the Company paid cash dividends of $1.91 and $0.88 per share, respectively ($77.0 million and $35.6 million, respectively, including cash dividends paid to Exchangeco shareholders). On December 7, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on January 10, 2023 to stockholders of record as of December 27, 2022.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2022, July 31, 2022 and October 31, 2021 is summarized as follows (in thousands):

	Maturity	October 31, 2022	July 31, 2022	October 31, 2021
Vail Holdings Credit Agreement term loan (a)	2026	$1,062,500	$1,078,125	$1,125,000
Vail Holdings Credit Agreement revolver (a)	2026	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2026	11,011	11,717	21,794
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
EB-5 Development Notes	2021	—	—	51,500
NRP Loan (e)	2036	36,430	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	359,052	357,607	353,266
Other	2022-2036	36,587	17,860	17,772
Total debt		2,847,317	2,807,046	2,911,069
Less: Unamortized premiums, discounts and debt issuance costs (b)		9,808	72,997	91,691
Less: Current maturities (f)		67,811	63,749	114,795
Long-term debt, net		$2,769,698	$2,670,300	$2,704,583

(a)On August 31, 2022, Vail Holdings, Inc. (“VHI”) entered into the Fifth Amendment to the Vail Holdings Credit Agreement, which extended the maturity date to September 23, 2026. Additionally, the Fifth Amendment contains customary LIBOR replacement language, including, but not limited to, the use of rates based on the secured overnight financing rate (“SOFR”). SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. The Fifth Amendment modified the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR. No other material terms of the Vail Holdings Credit Agreement were amended.

The Company is party to various interest rate swap agreements which hedge the SOFR-based variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024. In association with the Fifth Amendment, these interest rate swaps were amended to transition from a hedge of LIBOR to a hedge of SOFR.

As of October 31, 2022, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.1 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2026. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at SOFR plus a spread of 0.1% plus 1.25% as of October 31, 2022 (5.08% as of October 31, 2022). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of October 31, 2022).

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. Under previous accounting guidance, the Company bifurcated the proceeds of the 0.0% Convertible Notes by estimating the fair value of the 0.0% Convertible Notes at issuance and allocating that portion to long-term debt, net, with the excess being recorded within additional paid-in capital. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and as a result, the Company reclassified the equity component of its 0.0% Convertible Notes to long-term debt, net, and will no longer record non-cash interest expense related to the amortization of the debt discount. Refer to Note 2, Summary of

Significant Accounting Policies, for further information on ASU 2020-06. As of October 31, 2022, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $395.11.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of October 31, 2022, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 5.98% as of October 31, 2022). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2022 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2022, interest on this note accrued at a rate of 11.55%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2022, interest on this note accrued at a rate of 11.24%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2022, interest on this note accrued at a rate of 11.24%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2022, interest on this note accrued at a rate of 12.14%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2022, interest on this note accrued at a rate of 8.88%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of October 31, 2022, the Company had funded the EPR debt service reserve account in an amount equal to approximately $2.1 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

(e)On August 3, 2022 in conjunction with the acquisition of Andermatt-Sedrun (see Note 6, Acquisitions), the Company assumed the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 (the “NRP Loan”), with an initial principal balance of CHF 40.0 million. Amounts outstanding under the NRP Loan bear interest at 0.63% per annum until the maturity date, which is September 30, 2036, with semi-annual required payments of principal amortization and accrued interest. In addition, the NRP Loan agreement includes restrictive covenants requiring certain minimum financial results (as defined in the agreement).

(f)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2022 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2023 (November 2022 through July 2023)	$57,111
2024	69,054
2025	668,394
2026	642,712
2027	855,036
Thereafter	555,010
Total debt	$2,847,317

The Company recorded interest expense of $35.3 million and $39.5 million for the three months ended October 31, 2022 and 2021, respectively, of which $1.6 million and $1.4 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $(6.1) million and $0.8 million, respectively, of non-cash foreign currency (losses) gains on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2022 and 2021 on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Andermatt-Sedrun
On August 3, 2022, through a wholly-owned subsidiary, the Company acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). The consideration paid consisted of an investment of $114.4 million (CHF 110.0 million) into Andermatt-Sedrun for use in capital investments to enhance the guest experience on mountain (which was prepaid to fund the acquisition and was recorded in other current assets on the Company’s Consolidated Condensed Balance Sheet as of July 31, 2022) and $41.3 million (CHF 39.3 million) paid to ASA (which was paid on August 3, 2022, commensurate with closing). As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million).
Andermatt-Sedrun operates mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. Ski operations are conducted on land owned by ASA as freehold or leasehold properties, land owned by Usern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners. ASA retained a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership stake. ASA and the other noncontrolling economic interests contain certain protective rights pursuant to a shareholder agreement (the “Andermatt Agreement”) and no ability to participate in the day-to-day operations of Andermatt-Sedrun. The Andermatt Agreement provides that no dividend distributions be made by Andermatt-Sedrun until the end of the fiscal year ending July 31, 2026, after which time there shall be annual distributions of 50% of the available cash (as defined in the Andermatt Agreement) for the most recently completed fiscal year. In addition, the distribution rights are non-transferable and transfer of the noncontrolling interests are limited.

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$155,365
Estimated fair value of noncontrolling interests	91,524
Total estimated purchase consideration	$246,889

Allocation of total estimated purchase consideration:
Current assets	$119,867
Property, plant and equipment	176,805
Goodwill	1,363
Identifiable intangible assets and other assets	7,476
Assumed long-term debt	(44,130)
Other liabilities	(14,492)
Net assets acquired	$246,889
Identifiable intangible assets acquired in the transaction were primarily related to a trade name. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The operating results of Andermatt-Sedrun are reported within the Mountain segment prospectively from the date of acquisition.
Seven Springs Mountain Resort, Hidden Valley Resort & Laurel Mountain Ski Area
On December 31, 2021, the Company, through a wholly-owned subsidiary, acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (together, the “Seven Springs Resorts”) in Pennsylvania from Seven Springs Mountain Resort, Inc. and its affiliates for a cash purchase price of approximately $116.5 million, after adjustments for certain agreed-upon terms, which the Company funded with cash on hand. The acquisition included the mountain operations of the resorts, including base area skier services (food and beverage, retail and rental, lift ticket offices and ski and snowboard school facilities), as well as a hotel, conference center and other related operations.
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
Identifiable intangible assets acquired in the transaction were primarily related to advanced lodging bookings and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense for the year ended July 31, 2022. The operating results of the acquired resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed for Andermatt-Sedrun and the Seven Springs Resorts are preliminary and are based on the information that was available as of the respective acquisition dates. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2022	July 31, 2022	October 31, 2021
Land and land improvements	$780,977	$763,432	$757,625
Buildings and building improvements	1,574,931	1,545,571	1,492,863
Machinery and equipment	1,594,588	1,505,236	1,422,110
Furniture and fixtures	316,350	307,867	309,119
Software	139,522	138,058	123,228
Vehicles	82,239	81,927	80,921
Construction in progress	221,990	127,282	113,854
Gross property, plant and equipment	4,710,597	4,469,373	4,299,720
Accumulated depreciation	(2,397,536)	(2,351,321)	(2,237,398)
Property, plant and equipment, net	$2,313,061	$2,118,052	$2,062,322

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2022	July 31, 2022	October 31, 2021
Trade payables	$162,366	$151,263	$116,501
Deferred revenue	787,514	511,306	743,809
Accrued salaries, wages and deferred compensation	41,239	64,570	43,773
Accrued benefits	44,008	45,202	45,439
Deposits	35,491	37,731	43,875
Operating lease liabilities	35,331	34,218	36,036
Other liabilities	84,573	98,540	80,219
Total accounts payable and accrued liabilities	$1,190,522	$942,830	$1,109,652

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the three months ended October 31, 2022 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2022	$1,709,922	$45,006	$1,754,928
Acquisition	1,363	—	1,363
Effects of changes in foreign currency exchange rates	(67,560)	—	(67,560)
Balance at October 31, 2022	$1,643,725	$45,006	$1,688,731

8.    Fair Value Measurements
The Company utilizes FASB-issued fair value guidance that establishes how reporting entities should measure fair value for measurement and disclosure purposes. The guidance establishes a common definition of fair value applicable to all assets and liabilities measured at fair value and prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:

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

	Estimated Fair Value Measurement as of October 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$509,165	$509,165	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$106,790	$—	$106,790	$—
Interest Rate Swaps	$22,991	$—	$22,991	$—
Liabilities:
Contingent Consideration	$24,100	$—	$—	$24,100

	Estimated Fair Value Measurement as of July 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$505,901	$505,901	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,473	$—	$9,473	$—
Interest Rate Swaps	$12,301	$—	$12,301	$—
Liabilities:
Contingent Consideration	$42,400	$—	$—	$42,400

	Estimated Fair Value Measurement as of October 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,064	$504,064	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,984	$—	$9,984	$—
Liabilities:
Interest Rate Swaps	$5,348	$—	$5,348	$—
Contingent Consideration	$24,100	$—	$—	$24,100

The Company’s cash equivalents, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other assets on the Company’s Consolidated Condensed Balance Sheet as of October 31, 2022 and July 31, 2022, and included within other long-term liabilities as of October 31, 2021.

The changes in Contingent Consideration during the three months ended October 31, 2022 and 2021 were as follows (in thousands):

Balance as of July 31, 2022 and 2021, respectively	$42,400	$29,600
Payments	(18,936)	(7,500)
Change in estimated fair value	636	2,000
Balance as of October 31, 2022 and 2021, respectively	$24,100	$24,100

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.1%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $3.2 million to $6.0 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the three months ended October 31, 2022, the Company made a payment to the landlord for Contingent Consideration of approximately $18.9 million and recorded an increase of approximately $0.6 million. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $24.1 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.7 million, $1.8 million and $1.9 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of October 31, 2022, July 31, 2022 and October 31, 2021, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of October 31, 2022, the Company had various letters of credit outstanding totaling $80.0 million, consisting of $53.4 million to support the Employee Housing Bonds and $26.6 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $13.2 million as of October 31, 2022, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2022, July 31, 2022 and October 31, 2021, the accruals for the above loss contingencies were not material individually or in the aggregate.

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
Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance. Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net loss, net change in cash and cash equivalents or other financial statement data presented in the accompanying Consolidated Condensed Financial Statements as indicators of financial performance or liquidity.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2022	2021
Net revenue:
Mountain	$201,717	$109,300
Lodging	77,617	65,961
Total Resort net revenue	279,334	175,261
Real Estate	113	315
Total net revenue	$279,447	$175,576
Segment operating expense:
Mountain	$294,196	$221,778
Lodging	81,974	63,410
Total Resort operating expense	376,170	285,188
Real Estate	1,382	1,470
Total segment operating expense	$377,552	$286,658
Gain on sale of real property	$—	$31
Mountain equity investment income, net	$346	$1,514
Reported EBITDA:
Mountain	$(92,133)	$(110,964)
Lodging	(4,357)	2,551
Resort	(96,490)	(108,413)
Real Estate	(1,269)	(1,124)
Total Reported EBITDA	$(97,759)	$(109,537)
Real estate held for sale or investment	$95,608	$98,833
Reconciliation from net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(136,971)	$(139,332)
Net loss attributable to noncontrolling interests	(6,589)	(3,189)
Net loss	(143,560)	(142,521)
Benefit from income taxes	(58,006)	(59,853)
Loss before benefit from income taxes	(201,566)	(202,374)
Depreciation and amortization	64,614	61,489
Change in estimated fair value of contingent consideration	636	2,000
Loss (gain) on disposal of fixed assets and other, net	6	(8,867)
Investment income and other, net	(2,886)	(499)
Foreign currency loss (gain) on intercompany loans	6,135	(831)
Interest expense, net	35,302	39,545
Total Reported EBITDA	$(97,759)	$(109,537)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended October 31, 2022 or 2021. Since inception of its share repurchase program through October 31, 2022, the Company has repurchased 6,465,708 Vail Shares for approximately $479.4 million. As of October 31, 2022, 1,034,292 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2022 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2022 and 2021 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2022.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European destination mountain resorts and regional ski areas (collectively, “Resorts”) typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first fiscal quarter is a seasonally low period as most of our North American and European ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American and European Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations.

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

Revenue of the lodging segment during our first fiscal quarter is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses. Lodging properties (including managed condominium rooms) at or around our mountain resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The economies in the countries in which we operate may be impacted by economic challenges associated with rising inflation, increasing interest rates and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. We cannot predict the ultimate extent of such potential economic challenges, whether in North America or globally.

•COVID-19 has led to adverse economic impacts in global and local economies. While we have experienced continued recovery from the COVID-19 pandemic, our operations for the fiscal year ending July 31, 2023 (“Fiscal 2023”) may continue to be negatively impacted by COVID-19. Although conditions have improved, demand may continue to be varied as the recovery progresses. A significant outbreak of any new COVID-19 variants could result in temporary impacts to our staffing levels and may impact our financial results for a period of time which we are currently unable to predict. While we anticipate improvements with regard to COVID-19 as compared to the fiscal years ended July 31, 2022 and 2021, we cannot predict the ultimate impact that COVID-19 will have on our results of operations, particularly in the event of any staffing challenges caused by COVID-19, or from any impact to our guest visitation, guest spending or other related trends for the 2022/2023 North American and European ski seasons or the remainder of Fiscal 2023.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass product sales for the 2022/2023 North American ski season increased approximately 6% in units and approximately 6% in sales dollars through December 5, 2022 as compared to the period in the prior year through December 6, 2021. Pass product sales are adjusted to include pass product sales for the Seven Springs Resorts in both periods and to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar to both periods for Whistler Blackcomb pass product sales. We cannot predict the ultimate impact that sales of our pass products will have on total lift revenue or effective ticket price for the 2022/2023 North American ski season.

•As of October 31, 2022, we had $1.2 billion of cash and cash equivalents, as well as $416.5 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on August 31, 2022 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.5 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2022, we had C$281.6 million ($206.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($220.2 million) less outstanding borrowings of C$15.0 million ($11.0 million) and a letter of credit outstanding of C$3.4 million ($2.5 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. The total consideration we paid was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to ASA. As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million). The proceeds paid to ASA will be fully reinvested into the real estate developments in the base area. ASA retains a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. We will provide unlimited and unrestricted access to Andermatt-Sedrun on the Epic Pass for the 2022/2023 ski season, as well as provide access on other pass products. We cannot predict the ultimate impact the acquisition of Andermatt-Sedrun will have on our future results from operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2022, compared to the three months ended October 31, 2021 (in thousands):

	Three Months Ended October 31,
	2022	2021
Net loss attributable to Vail Resorts, Inc.	$(136,971)	$(139,332)
Loss before benefit from income taxes	$(201,566)	$(202,374)
Mountain Reported EBITDA	$(92,133)	$(110,964)
Lodging Reported EBITDA	(4,357)	2,551
Resort Reported EBITDA	$(96,490)	$(108,413)
Real Estate Reported EBITDA	$(1,269)	$(1,124)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Andermatt-Sedrun (acquired August 3, 2022) and Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (together, the “Seven Springs Resorts,” acquired December 31, 2021) prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended October 31, 2022 compared to the three months ended October 31, 2021
Mountain segment operating results for the three months ended October 31, 2022 and 2021 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2022	2021
Mountain net revenue:
Lift	$59,540	$14,329	315.5%
Ski school	8,927	1,473	506.0%
Dining	19,442	12,520	55.3%
Retail/rental	40,344	28,376	42.2%
Other	73,464	52,602	39.7%
Total Mountain net revenue	201,717	109,300	84.6%
Mountain operating expense:
Labor and labor-related benefits	108,045	80,427	34.3%
Retail cost of sales	20,741	14,623	41.8%
General and administrative	83,289	64,737	28.7%
Other	82,121	61,991	32.5%
Total Mountain operating expense	294,196	221,778	32.7%
Mountain equity investment income, net	346	1,514	(77.1)%
Mountain Reported EBITDA	$(92,133)	$(110,964)	17.0%

Total skier visits	993	218	355.5%
ETP	$59.96	$65.73	(8.8)%
Mountain Reported EBITDA includes $5.3 million and $5.4 million of stock-based compensation expense for the three months ended October 31, 2022 and 2021, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as most of our North American and European Resorts generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the operations of our Australian ski areas, for which the ski season generally occurs from June through early October.

Mountain Reported EBITDA increased $18.8 million, or 17.0%, primarily driven by our Australian operations, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-19 related closures in the prior year at Perisher, Falls Creek and Hotham. Our North American summer operations also experienced increased revenue as a result of increased summer visitation compared to the prior year, particularly at Whistler Blackcomb and our Tahoe resorts, but that revenue was more than offset by increased labor expense as a result of investments in employee wages and a continued return to normal staffing, as well as an increase in general and administrative expense. The increase in Mountain Reported EBITDA was also partially offset by incremental off-season losses from the Seven Springs Resorts (acquired in December 2021) and Andermatt-Sedrun (acquired in August 2022). Additionally, Mountain segment results include $2.6 million and $0.6 million of acquisition and integration related expenses for the three months ended October 31, 2022 and 2021, respectively, which are recorded within Mountain other operating expense.

Lift revenue increased $45.2 million, or 315.5%, primarily due to visitation at our Australian ski areas, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-19 related closures and restrictions in the prior year.

Ski school revenue increased $7.5 million, or 506.0%, dining revenue increased $6.9 million, or 55.3%, and retail/rental revenue increased $12.0 million, or 42.2%, each primarily driven by our Australian ski areas, as result of the greater impact of COVID-19 and related limitations and restrictions in the prior year, including intermittent resort closures, as well as record visitation and favorable snow conditions in the current year. Retail/rental revenue in the current year also benefited from higher sales at our Colorado city store locations, as well as stronger summer visitation at our North American Resorts which drove increased demand at our on-mountain retail locations, particularly at Whistler Blackcomb which was disproportionately impacted in the prior year due to border closures and other COVID-19 related limitations and restrictions, as well as at our Tahoe resorts as a result of disruptions on our operations from forest fires in the prior year.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian ski area lodging and transportation revenue. Other revenue increased $20.9 million, or 39.7%, primarily driven by our Australian ski areas, as a result of the greater impact of COVID-19 and related limitations and restrictions in the prior year, as well as an increase in summer visitation at our North American Resorts compared to the prior year, particularly at our Tahoe resorts as a result of disruptions on our operations from forest fires in the prior year, and at Whistler Blackcomb, which was disproportionately impacted in the prior year due to border closures and other COVID-19 related limitations and restrictions.

Operating expense increased $72.4 million, or 32.7%, which was primarily attributable to increased variable expenses associated with increased revenue, as well as investments in employee wages and salaries, a continued return to normal staffing, and incremental post-acquisition operating expenses from the Seven Springs Resorts and Andermatt-Sedrun. Additionally, operating expense includes $2.6 million and $0.6 million of acquisition and integration related expenses for the three months ended October 31, 2022, and 2021, respectively.

Labor and labor-related benefits increased 34.3%, primarily due to an increase in labor expenses in North America associated with wage investments in hourly and salaried employees and increased headcount to support more normalized summer operations, as well as an increase in Australian operations as a result of periodic closures during the prior year. Retail cost of sales increased 41.8%, compared to an increase in retail sales of 33.2%, reflecting decreased margins on a mix of lower-margin retail products, including higher sales of clearance inventory. General and administrative expense increased 28.7%, primarily due to an increase in expenses costs across nearly all corporate functions, which were impacted by wage and salary investments and a decrease in position vacancies for corporate roles, as well as an increase in marketing expenses. Other expense increased 32.5%, primarily due to increases in variable operating expenses associated with increased revenues, as well as increased repairs and maintenance expenses of $3.5 million and an increase in acquisition and integration related expenses of $2.1 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment

Three months ended October 31, 2022 compared to the three months ended October 31, 2021
Lodging segment operating results for the three months ended October 31, 2022 and 2021 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2022	2021
Lodging net revenue:
Owned hotel rooms	$23,565	$21,483	9.7%
Managed condominium rooms	12,859	13,084	(1.7)%
Dining	16,829	10,275	63.8%
Golf	5,890	5,109	15.3%
Other	14,797	14,269	3.7%
	73,940	64,220	15.1%
Payroll cost reimbursements	3,677	1,741	111.2%
Total Lodging net revenue	77,617	65,961	17.7%
Lodging operating expense:
Labor and labor-related benefits	36,915	27,649	33.5%
General and administrative	15,510	12,497	24.1%
Other	25,872	21,523	20.2%
	78,297	61,669	27.0%
Reimbursed payroll costs	3,677	1,741	111.2%
Total Lodging operating expense	81,974	63,410	29.3%
Lodging Reported EBITDA	$(4,357)	$2,551	(270.8)%

Owned hotel statistics:
ADR	$277.25	$274.51	1.0%
RevPAR	$155.03	$168.84	(8.2)%
Managed condominium statistics:
ADR	$240.08	$233.02	3.0%
RevPAR	$52.90	$50.13	5.5%
Owned hotel and managed condominium statistics (combined):
ADR	$258.48	$252.62	2.3%
RevPAR	$81.36	$78.43	3.7%
Lodging Reported EBITDA includes $1.0 million of stock-based compensation expense for both the three months ended October 31, 2022 and 2021.
Lodging Reported EBITDA decreased $6.9 million, or 270.8%, primarily driven by an increase in labor and related benefits to support the return to normal operations at our mountain resort properties and GTLC, including employee wage increases and higher use of contract labor.
Revenue from owned hotel rooms increased $2.1 million, or 9.7%, primarily due to incremental revenue from the Seven Springs Resorts. Dining revenue increased $6.6 million, or 63.8%, primarily due to incremental revenue from the Seven Springs Resorts, and as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year.
Operating expense (excluding reimbursed payroll costs) increased 27.0%. Labor and labor related benefits increased 33.5%, primarily due to investments in employee wages and salaries to support a return to more normalized operations at our mountain resort properties and GTLC, and higher use of contract labor. General and administrative expense increased 24.1% primarily due to an increase in expenses across nearly all corporate functions, which were impacted by wage and salary investments and a decrease in position vacancies for corporate roles. Other expense increased 20.2%, primarily due to increases in variable operating expenses associated with increased revenues.
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

Three months ended October 31, 2022 compared to the three months ended October 31, 2021
Real Estate segment operating results for the three months ended October 31, 2022 and 2021 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2022	2021
Total Real Estate net revenue	$113	$315	(64.1)%
Real Estate operating expense:
Cost of sales (including sales commission)	—	244	(100.0)%
Other	1,382	1,226	12.7%
Total Real Estate operating expense	1,382	1,470	(6.0)%
Gain on sale of real property	—	31	(100.0)%
Real Estate Reported EBITDA	$(1,269)	$(1,124)	(12.9)%

We did not close on any significant real estate transactions during the three months ended October 31, 2022 and 2021. Other operating expense for both the three months ended October 31, 2022 and 2021 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,		Increase (Decrease)
	2022	2021
(Loss) gain on disposal of fixed assets and other, net	$(6)	$8,867	(100.1)%
Foreign currency (loss) gain on intercompany loans	$(6,135)	$831	(838.3)%

(Loss) gain on disposal of fixed assets and other, net. Gain on disposal of fixed assets and other, net for the three months ended October 31, 2021 was primarily related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans for the three months ended October 31, 2022 decreased $7.0 million, as a result of the value of the Canadian dollar decreasing relative to the U.S. dollar compared to the same period in the prior year. This activity is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2022 and 2021 (in thousands):

	Three Months Ended October 31,
	2022	2021
Net loss attributable to Vail Resorts, Inc.	$(136,971)	$(139,332)
Net loss attributable to noncontrolling interests	(6,589)	(3,189)
Net loss	(143,560)	(142,521)
Benefit from income taxes	(58,006)	(59,853)
Loss before benefit from income taxes	(201,566)	(202,374)
Depreciation and amortization	64,614	61,489
Loss (gain) on disposal of fixed assets and other, net	6	(8,867)
Change in fair value of contingent consideration	636	2,000
Investment income and other, net	(2,886)	(499)
Foreign currency loss (gain) on intercompany loans	6,135	(831)
Interest expense, net	35,302	39,545
Total Reported EBITDA	$(97,759)	$(109,537)

Mountain Reported EBITDA	$(92,133)	$(110,964)
Lodging Reported EBITDA	(4,357)	2,551
Resort Reported EBITDA	(96,490)	(108,413)
Real Estate Reported EBITDA	(1,269)	(1,124)
Total Reported EBITDA	$(97,759)	$(109,537)
The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31,
	2022	2021
Long-term debt, net	$2,769,698	$2,704,583
Long-term debt due within one year	67,811	114,795
Total debt	2,837,509	2,819,378
Less: cash and cash equivalents	1,180,942	1,468,380
Net Debt	$1,656,567	$1,350,998

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2022 and 2021 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2022	2021
Net cash provided by operating activities	$332,991	$349,021
Net cash used in investing activities	$(134,531)	$(39,857)
Net cash used in financing activities	$(104,628)	$(84,734)

Three months ended October 31, 2022 compared to the three months ended October 31, 2021
We generated $333.0 million of cash from operating activities during the three months ended October 31, 2022, a decrease of $16.0 million compared to $349.0 million generated during the three months ended October 31, 2021. The decrease in operating cash flows was primarily a result of an increase in income taxes paid during the three months ended October 31, 2022 relative to the prior year, as well as an increase in inventory purchases of $8.8 million. These decreases were partially offset by improved Mountain segment operating results for the three months ended October 31, 2022 compared to the prior year.

Cash used in investing activities for the three months ended October 31, 2022 increased by $94.7 million primarily due to (i) $86.8 million of short-term investments in bank deposits in the current year, which were invested in deposits with maturity dates of more than three months at the date of purchase and are therefore not reflected as cash equivalents; (ii) an increase in capital expenditures of approximately $74.0 million as compared to the prior year; (iii) $38.6 million of cash paid to ASA upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022 and (iv) a reduction in proceeds stemming from a prior year payment from the NPS related to a leasehold surrender interest at GTLC associated with assets that had been fully depreciated by the Company. These increases were partially offset by the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) made in July 2022 as a result of the consolidation of Andermatt-Sedrun in the current year, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed.

Cash used in financing activities increased by $19.9 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to an increase in dividends paid of $41.4 million, partially offset by a decrease in net payments under the revolver component of our Whistler Credit Agreement.

Significant Sources of Cash
We had $1.2 billion of cash and cash equivalents as of October 31, 2022, compared to $1.5 billion as of October 31, 2021. Although we cannot predict the future impact associated with the COVID-19 pandemic or other economic factors on our business, we currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $1.2 billion of cash and cash equivalents at October 31, 2022, we had $416.5 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2022 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $83.5 million). Additionally, we had C$281.6 million ($206.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($220.2 million) less outstanding borrowings of C$15.0 million ($11.0 million) and letters of credit outstanding of C$3.4 million ($2.5 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at SOFR plus a spread of 0.1% plus 1.25% and Bankers Acceptance Rate plus 1.75%, respectively.

Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards for the guest experience, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate additional discretionary capital improvements based on an expected level of return on investment.

We currently anticipate we will spend approximately $323 million to $333 million on resort capital expenditures during calendar year 2022. This plan includes the installation of 18 new or replacement lifts across 12 of our resorts, which will meaningfully increase lift capacity at those lift locations. The capital plan includes approximately $9 million for integration activities related to the recently acquired Seven Springs Resorts, approximately $4 million related to the addition of Andermatt-Sedrun and approximately $20 million of incremental spending to complete the one-time capital plans associated with the Peak Resorts and Triple Peaks acquisitions. Also included in these estimated capital expenditures are approximately $105 million to $115 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resort operations.

We had spent approximately $203 million for capital expenditures in calendar year 2022 as of October 31, 2022, leaving approximately $120 million to $130 million to spend in the remainder of calendar year 2022.

We expect our capital plan for calendar year 2023 will be approximately $180 million to $185 million, excluding one-time investments related to integration activities, deferred capital associated with the Keystone and Park City projects, and $13 million of growth capital investments at Andermatt-Sedrun. Including $1 million of one-time investments related to integration activities, $10 million of deferred capital associated with the Keystone and Park City projects, and $13 million of growth capital investments at Andermatt-Sedrun, our total capital plan for calendar year 2023 is expected to be approximately $204 million to $209 million. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisitions
On August 3, 2022, we acquired a majority stake in Andermatt-Sedrun, which was funded with cash on hand. The purchase price was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to the seller. As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million).

Debt
As of October 31, 2022, principal payments on the majority of our long-term debt ($2.7 billion of the total $2.8 billion debt outstanding as of October 31, 2022) are not due until fiscal year 2025 and beyond. As of both October 31, 2022 and 2021, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.4 billion as of October 31, 2021 to $1.7 billion as of October 31, 2022.

As of October 31, 2022, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.1 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the 6.25% Notes, the 0.0% Convertible Notes, the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of variable-rate debt outstanding as of October 31, 2022. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.3 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On December 7, 2022, the Company’s Board of Directors approved a cash dividend of $1.91 per share payable on January 10, 2023 to stockholders of record as of December 27, 2022. For the three months ended October 31, 2022, we paid cash dividends of $1.91 per share ($77.0 million in the aggregate). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the three months ended October 31, 2022 or 2021. Since inception of this stock repurchase program through October 31, 2022, we have repurchased 6,465,708 Vail Shares at a cost of approximately $479.4 million. As of October 31, 2022, 1,034,292 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following covenants: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio, Secured Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). Additionally, the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 includes restrictive covenants requiring certain minimum financial results (as defined in the agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments and make certain affiliate transfers, and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our segment operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined based on the commitment size of the credit facility and our compliance with the terms of the Whistler Credit Agreement.

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2022. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended July 31, 2022.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-

looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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
•potential failure to adapt to technological developments or industry trends regarding information technology;
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
•fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars and the Swiss franc, as compared to the U.S. dollar;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2022, we had approximately $0.7 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 26% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2022 of approximately 4.0%. Based on variable-rate borrowings outstanding as of October 31, 2022, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.3 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar, Australian dollar and Swiss franc compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb are reported in Canadian dollars, the results of our Australian resorts are reported in Australian dollars and the results of Andermatt-Sedrun are reported in Swiss francs, each of which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

The following table summarizes the amounts of foreign currency translation adjustments, representing (losses) gains, and foreign currency (loss) gain on intercompany loans recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2022	2021
Foreign currency translation adjustments	$(117,808)	$15,137
Foreign currency (loss) gain on intercompany loans	$(6,135)	$831

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
Changes in Internal Controls over Financial Reporting
On August 3, 2022, we completed our acquisition of Andermatt-Sedrun. Andermatt-Sedrun was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of October 31, 2022 did not include certain elements of the internal controls of Andermatt-Sedrun. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

On December 31, 2021, we completed our acquisition of the Seven Springs Resorts. In accordance with the SEC’s general guidance for recently acquired businesses, our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of the fiscal year ended July 31, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts. However, as of October 31, 2022, the Seven Springs Resorts are now included within our assessment of and conclusion on the effectiveness of our internal control over financial reporting.
Excluding Andermatt-Sedrun and the Seven Springs Resorts, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 28, 2022 as of and for the year ended July 31, 2022.

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

Vail Resorts, Inc.

Date: December 8, 2022	By:	/s/ Michael Z. Barkin
Michael Z. Barkin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 8, 2022	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)