Form 10-Q
period 2023-01-31
VAIL RESORTS INC
filed 2023-03-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 6, 2023, 40,330,446 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2023	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,295,252	$1,107,427	$1,407,019
Restricted cash	24,103	18,680	15,643
Trade receivables, net	160,393	383,425	167,088
Inventories, net	122,088	108,723	104,573
Other current assets	158,295	173,277	73,104
Total current assets	1,760,131	1,791,532	1,767,427
Property, plant and equipment, net (Note 7)	2,421,395	2,118,052	2,190,332
Real estate held for sale or investment	90,354	95,983	95,331
Goodwill, net (Note 7)	1,723,019	1,754,928	1,764,106
Intangible assets, net	310,666	314,058	318,078
Operating right-of-use assets	200,667	192,070	198,672
Other assets	58,730	51,405	35,796
Total assets	$6,564,962	$6,318,028	$6,369,742
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,144,795	$942,830	$1,067,137
Income taxes payable	73,559	104,275	24,153
Long-term debt due within one year (Note 5)	69,582	63,749	63,746
Total current liabilities	1,287,936	1,110,854	1,155,036
Long-term debt, net (Note 5)	2,789,827	2,670,300	2,695,589
Operating lease liabilities	184,298	174,567	188,797
Other long-term liabilities	237,478	246,359	254,209
Deferred income taxes, net	288,072	268,464	282,427
Total liabilities	4,787,611	4,470,544	4,576,058
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,795, 46,744 and 46,713 shares issued, respectively	468	467	467
Exchangeable shares, $0.01 par value, 0, 3 and 33 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,112,519	1,184,577	1,172,595
Accumulated other comprehensive (loss) income	(8,565)	10,923	10,418
Retained earnings	837,573	895,889	786,473
Treasury stock, at cost, 6,466, 6,466 and 6,161 shares, respectively (Note 11)	(479,417)	(479,417)	(404,411)
Total Vail Resorts, Inc. stockholders’ equity	1,462,578	1,612,439	1,565,542
Noncontrolling interests	314,773	235,045	228,142
Total stockholders’ equity	1,777,351	1,847,484	1,793,684
Total liabilities and stockholders’ equity	$6,564,962	$6,318,028	$6,369,742
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net revenue:
Mountain and Lodging services and other	$901,837	$770,300	$1,112,223	$892,160
Mountain and Lodging retail and dining	192,182	136,055	261,130	189,456
Resort net revenue	1,094,019	906,355	1,373,353	1,081,616
Real Estate	7,699	180	7,812	495
Total net revenue	1,101,718	906,535	1,381,165	1,082,111
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	507,216	364,336	749,502	548,061
Mountain and Lodging retail and dining cost of products sold	75,431	53,715	110,516	77,944
General and administrative	116,616	91,261	215,415	168,495
Resort operating expense	699,263	509,312	1,075,433	794,500
Real Estate operating expense	6,310	1,511	7,692	2,981
Total segment operating expense	705,573	510,823	1,083,125	797,481
Other operating (expense) income:
Depreciation and amortization	(65,989)	(62,070)	(130,603)	(123,559)
Gain on sale of real property	757	931	757	962
Change in estimated fair value of contingent consideration (Note 8)	(1,100)	(16,780)	(1,736)	(18,780)
(Loss) gain on disposal of fixed assets and other, net	(1,780)	7,347	(1,786)	16,214
Income from operations	328,033	325,140	164,672	159,467
Mountain equity investment income, net	42	818	388	2,332
Investment income and other, net	7,108	257	9,994	756
Foreign currency gain (loss) on intercompany loans (Note 5)	2,338	(2,870)	(3,797)	(2,039)
Interest expense, net	(38,370)	(37,366)	(73,672)	(76,911)
Income before (provision for) benefit from income taxes	299,151	285,979	97,585	83,605
(Provision for) benefit from income taxes	(79,032)	(52,049)	(21,026)	7,804
Net income	220,119	233,930	76,559	91,409
Net income attributable to noncontrolling interests	(11,440)	(10,539)	(4,851)	(7,350)
Net income attributable to Vail Resorts, Inc.	$208,679	$223,391	$71,708	$84,059
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$5.17	$5.51	$1.78	$2.08
Diluted net income per share attributable to Vail Resorts, Inc.	$5.16	$5.47	$1.77	$2.06
Cash dividends declared per share	$1.91	$0.88	$3.82	$1.76
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net income	$220,119	$233,930	$76,559	$91,409
Foreign currency translation adjustments	82,468	(48,857)	(35,340)	(33,720)
Change in estimated fair value of hedging instruments, net of tax	(2,787)	4,483	5,220	8,828
Comprehensive income	299,800	189,556	46,439	66,517
Comprehensive (income) loss attributable to noncontrolling interests	(30,778)	(436)	5,781	161
Comprehensive income attributable to Vail Resorts, Inc.	$269,022	$189,120	$52,220	$66,678
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, October 31, 2021	$466	$—	$1,192,901	$44,689	$598,796	$(404,411)	$1,432,441	$233,989	$1,666,430
Comprehensive income:
Net income	—	—	—	—	223,391	—	223,391	10,539	233,930
Foreign currency translation adjustments	—	—	—	(38,754)	—	—	(38,754)	(10,103)	(48,857)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	4,483	—	—	4,483	—	4,483
Total comprehensive income							189,120	436	189,556
Stock-based compensation expense	—	—	6,479	—	—	—	6,479	—	6,479
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(26,785)	—	—	—	(26,784)	—	(26,784)
Dividends (Note 4)	—	—	—	—	(35,714)	—	(35,714)	—	(35,714)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,283)	(6,283)
Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684

Balance, October 31, 2022	$468	$—	$1,106,813	$(68,908)	$705,923	$(479,417)	$1,264,879	$286,839	$1,551,718
Comprehensive income:
Net income	—	—	—	—	208,679	—	208,679	11,440	220,119
Foreign currency translation adjustments	—	—	—	63,130	—	—	63,130	19,338	82,468
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(2,787)	—	—	(2,787)	—	(2,787)
Total comprehensive income							269,022	30,778	299,800
Stock-based compensation expense	—	—	6,844	—	—	—	6,844	—	6,844
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(1,138)	—	—	—	(1,138)	—	(1,138)
Dividends (Note 4)	—	—	—	—	(77,029)	—	(77,029)	—	(77,029)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,844)	(2,844)
Balance, January 31, 2023	$468	$—	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive income:
Net income	—	—	—	—	84,059	—	84,059	7,350	91,409
Foreign currency translation adjustments	—	—	—	(26,209)	—	—	(26,209)	(7,511)	(33,720)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	8,828	—	—	8,828	—	8,828
Total comprehensive income							66,678	(161)	66,517
Stock-based compensation expense	—	—	12,904	—	—	—	12,904	—	12,904
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(37,302)	—	—	—	(37,301)	—	(37,301)
Dividends (Note 4)	—	—	—	—	(71,338)	—	(71,338)	—	(71,338)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,166)	(6,166)
Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684

Balance, July 31, 2022	$467	$—	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive income:
Net income	—	—	—	—	71,708	—	71,708	4,851	76,559
Foreign currency translation adjustments	—	—	—	(24,708)	—	—	(24,708)	(10,632)	(35,340)
Change in estimated fair value of hedging instruments	—	—	—	5,220	—	—	5,220	—	5,220
Total comprehensive income							52,220	(5,781)	46,439
Stock-based compensation expense	—	—	13,189	—	—	—	13,189	—	13,189
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(5,181)	—	—	—	(5,180)	—	(5,180)
Dividends	—	—	—	—	(154,047)	—	(154,047)	—	(154,047)
Cumulative effect of adoption of ASU 2020-06 (Notes 2 & 5)	—	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(6,015)	(6,015)
Balance, January 31, 2023	$468	$—	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income	$76,559	$91,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,603	123,559
Stock-based compensation expense	13,189	12,904
Deferred income taxes, net	19,947	9,214
Change in estimated fair value of contingent consideration	1,736	18,780
Other non-cash expense (income), net	866	(602)
Changes in assets and liabilities:
Trade receivables, net	226,796	178,252
Inventories, net	(12,962)	(23,627)
Accounts payable and accrued liabilities	96,247	89,502
Deferred revenue	104,996	147,614
Income taxes payable	(31,166)	(7,581)
Other assets and liabilities, net	(21,318)	(28,095)
Net cash provided by operating activities	605,493	611,329
Cash flows from investing activities:
Capital expenditures	(206,554)	(128,854)
Return of deposit for acquisition of business	114,506	—
Acquisition of businesses, net of cash acquired	(38,567)	(118,099)
Investments in short-term deposits	(86,756)	—
Other investing activities, net	11,346	21,421
Net cash used in investing activities	(206,025)	(225,532)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(31,250)	(31,250)
Repayments of borrowings under Whistler Credit Agreement	—	(23,145)
Repayment of EB-5 Development Notes	—	(51,500)
Employee taxes paid for share award exercises	(5,181)	(37,302)
Dividends paid	(154,047)	(71,338)
Other financing activities, net	(10,899)	(6,158)
Net cash used in financing activities	(201,377)	(220,693)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,843)	(1,016)
Net increase in cash, cash equivalents and restricted cash	193,248	164,088
Cash, cash equivalents and restricted cash:
Beginning of period	1,126,107	1,258,574
End of period	$1,319,355	$1,422,662

Non-cash investing activities:
Accrued capital expenditures	$49,091	$17,388
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
In the Lodging segment, the Company owns and/or manages a collection of luxury hotels and condominiums under its RockResorts brand; other strategic lodging properties and a large number of condominiums located in proximity to the Company’s North American mountain resorts; National Park Service (“NPS”) concessioner properties including the Grand Teton Lodge Company, which operates destination resorts in Grand Teton National Park; a Colorado resort ground transportation company and mountain resort golf courses.

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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The recorded amount outstanding under the Company’s NRP Loan (as defined in Note 5, Long-Term Debt), which was assumed by the Company during the six months ended January 31, 2023 approximates fair value as the debt obligation was recorded at estimated fair value in conjunction with the preliminary purchase accounting for the Andermatt-Sedrun acquisition (see Note 6, Acquisitions). The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of January 31, 2023 are presented below (in thousands):

	January 31, 2023
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$604,062
0.0% Convertible Notes	$575,000	$547,339
EPR Secured Notes	$133,305	$161,156
Recently Issued Accounting Standards
Adopted Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional transition guidance, for a limited time, to companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments of ASU 2020-04 were effective as of March 12, 2020. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which extended the effective date of the provisions of ASU 2020-04 to December 31, 2024. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis.
The Company is party to various interest rate swap agreements that hedge the variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement (as defined in Note 5, Long-Term Debt), which are designated as cash flow hedges. During the six months ended January 31, 2023, the Company entered into an amendment to its Vail Holdings Credit Agreement (the “Fifth Amendment”) to modify the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR (see Note 5, Long-Term Debt, for additional information). Subsequent to the Fifth Amendment, the interest rate swaps were also amended to transition from a hedge of LIBOR to a hedge of SOFR. The Company elected certain optional expedients provided by Topic 848, which allowed the Company to not apply certain modification accounting requirements or reassess the previous accounting designation of the interest rate swap agreements as cash flow hedges.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the guidance in Accounting Standards Codifications (“ASC”) 470-20, “Debt – Debt with Conversion and Other Options.” The guidance removes certain rules which required separation of the embedded conversion features from the host contract for convertible instruments. The updated guidance requires bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815, “Derivatives and Hedging”, or for convertible debt issued at a substantial premium. The guidance also amends the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). This standard allows for a modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and therefore prior period financial information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
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

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Mountain net revenue:
Lift	$592,603	$521,582	$652,143	$535,911
Ski School	123,451	92,072	132,378	93,545
Dining	85,828	54,049	105,270	66,569
Retail/Rental	159,932	126,831	200,276	155,207
Other	51,628	39,841	125,092	92,443
Total Mountain net revenue	$1,013,442	$834,375	$1,215,159	$943,675
Lodging net revenue:
Owned hotel rooms	$13,479	$13,584	$37,044	$35,067
Managed condominium rooms	31,336	33,125	44,195	46,209
Dining	13,184	8,375	30,013	18,650
Transportation	5,888	5,766	7,348	7,559
Golf	—	—	5,939	5,118
Other	11,700	9,269	24,988	21,736
	75,587	70,119	149,527	134,339
Payroll cost reimbursements	4,990	1,861	8,667	3,602
Total Lodging net revenue	$80,577	$71,980	$158,194	$137,941
Total Resort net revenue	$1,094,019	$906,355	$1,373,353	$1,081,616
Total Real Estate net revenue	7,699	180	7,812	495
Total net revenue	$1,101,718	$906,535	$1,381,165	$1,082,111

Contract Balances
Deferred revenue balances of a short-term nature were $619.5 million and $511.3 million as of January 31, 2023 and July 31, 2022, respectively. For the three and six months ended January 31, 2023, the Company recognized approximately $220.1 million and $274.6 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2022. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $113.3 million, $117.2 million and $120.6 million as of January 31, 2023, July 31, 2022 and January 31, 2022, respectively. As of January 31, 2023, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years. Trade receivables, net were $160.4 million and $383.4 million as of January 31, 2023 and July 31, 2022, respectively.

Costs to Obtain Contracts with Customers
As of January 31, 2023, $13.0 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Condensed Balance Sheet. The amounts capitalized are subject to amortization generally beginning in the second quarter of fiscal 2023, commensurate with the revenue recognized for related pass products. The Company recorded amortization of $12.3 million for these costs during both the three and six months ended January 31, 2023, which was recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statement of Operations.

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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elected to convert any remaining Exchangeco Shares to Vail Shares, which the Company had the ability to do once total Exchangeco Shares outstanding fell below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of January 31, 2023, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the three months ended January 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$208,679	$208,679	$223,391	$223,391
Weighted-average Vail Shares outstanding	40,327	40,327	40,505	40,505
Weighted-average Exchangeco Shares outstanding	—	—	33	33
Total Weighted-average shares outstanding	40,327	40,327	40,538	40,538
Effect of dilutive securities	—	107	—	282
Total shares	40,327	40,434	40,538	40,820
Net income per share attributable to Vail Resorts	$5.17	$5.16	$5.51	$5.47

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 25,000 and zero for the three months ended January 31, 2023 and 2022, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2023 and 2022 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$71,708	$71,708	$84,059	$84,059
Weighted-average Vail Shares outstanding	40,312	40,312	40,460	40,460
Weighted-average Exchangeco Shares outstanding	1	1	33	33
Total Weighted-average shares outstanding	40,313	40,313	40,493	40,493
Effect of dilutive securities	—	95	—	344
Total shares	40,313	40,408	40,493	40,837
Net income per share attributable to Vail Resorts	$1.78	$1.77	$2.08	$2.06

The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 26,000 and 1,000 for the six months ended January 31, 2023 and 2022, respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended January 31, 2023 and 2022, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and six months ended January 31, 2023, the Company paid cash dividends of $1.91 and $3.82 per share, respectively ($77.0 million and $154.0 million, respectively). During the three and six months ended January 31, 2022, the Company paid cash dividends of $0.88 and $1.76 per share, respectively ($35.7 million and $71.3 million, respectively, including cash dividends paid to Exchangeco shareholders). On March 7, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on April 11, 2023 to stockholders of record as of March 27, 2023.

5.    Long-Term Debt
Long-term debt, net as of January 31, 2023, July 31, 2022 and January 31, 2022 is summarized as follows (in thousands):

	Maturity	January 31, 2023	July 31, 2022	January 31, 2022
Vail Holdings Credit Agreement term loan (a)	2026	$1,046,875	$1,078,125	$1,109,375
Vail Holdings Credit Agreement revolver (a)	2026	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2026	11,275	11,717	21,243
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan (e)	2036	39,967	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	360,497	357,607	354,713
Whistler Blackcomb employee housing leases (f)	2042	29,346	—	—
Other	2023-2036	37,633	17,860	17,562
Total debt		2,867,330	2,807,046	2,844,630
Less: Unamortized premiums, discounts and debt issuance costs (b)		7,921	72,997	85,295
Less: Current maturities (g)		69,582	63,749	63,746
Long-term debt, net		$2,789,827	$2,670,300	$2,695,589

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

The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024. Subsequent to the Fifth Amendment, these interest rate swaps were amended to transition from a hedge of LIBOR to a hedge of SOFR.

As of January 31, 2023, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.0 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2026. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at SOFR plus a spread of 1.35% as of January 31, 2023 (5.91% as of January 31, 2023). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of January 31, 2023).

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. Under previous accounting guidance, the Company bifurcated the proceeds of the 0.0% Convertible Notes by estimating the fair value of the 0.0% Convertible Notes at issuance and allocating that portion to long-term debt, net, with the excess being recorded within additional paid-in capital. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and as a result, the Company reclassified the equity component of its 0.0% Convertible Notes to long-term debt, net, and will no longer record non-cash interest expense related to the amortization of the debt discount. Refer to Note 2, Summary of Significant Accounting Policies, for further information on ASU 2020-06. As of January 31, 2023, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $391.99.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”), together “The WB Partnerships,” are party to a credit agreement, dated as of November 12, 2013 (as amended, the “Whistler Credit Agreement”), by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors (the “Whistler Subsidiary Guarantors”), the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement consists of a C$300.0 million revolving credit facility. As of January 31, 2023, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and by way of the issuance of bankers’ acceptances plus 1.75% (approximately 6.68% as of January 31, 2023). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2023 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2023, interest on this note accrued at a rate of 11.72%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2023, interest on this note accrued at a rate of 11.24%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2023, interest on this note accrued at a rate of 11.24%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2023, interest on this note accrued at a rate of 12.14%.

v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2023, interest on this note accrued at a rate of 8.88%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of January 31, 2023, the Company had funded the EPR debt service reserve account in an amount equal to approximately $3.2 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

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

(f)During the three and six months ended January 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb, resulting in an incremental finance lease liability on the commencement date of $28.6 million, which represents the minimum lease payments of $56.4 million, net of $27.8 million of amounts representing interest, for the initial 20 year term of the lease discounted at the estimated incremental borrowing rate. The Company recorded $28.6 million finance lease right-of-use assets in connection with these leases, which have a value of $28.2 million as of January 31, 2023, net of $0.4 million accumulated amortization, and are included within property, plant and equipment, net in the Company’s Consolidated Condensed Balance Sheet.

(g)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2023 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2023 (February 2023 through July 2023)	$41,163
2024	69,711
2025	669,136
2026	643,580
2027	856,182
Thereafter	587,558
Total debt	$2,867,330

The Company recorded interest expense of $38.4 million and $37.4 million for the three months ended January 31, 2023 and 2022, respectively, of which $1.6 million and $1.5 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $73.7 million and $76.9 million for the six months ended January 31, 2023 and 2022, respectively, of which $3.2 million and $2.9 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb of $210.0 million, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $2.3 million and $(3.8) million, respectively, of non-cash foreign currency gains (losses) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2023 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $2.9 million and $2.0 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2022 on the Company’s Consolidated Condensed Statements of Operations.

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
The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$155,365
Estimated fair value of noncontrolling interests	91,524
Total estimated purchase consideration	$246,889

Allocation of total estimated purchase consideration:
Current assets	$119,867
Property, plant and equipment	176,805
Goodwill	3,750
Identifiable intangible assets and other assets	7,476
Assumed long-term debt	(44,130)
Other liabilities	(16,879)
Net assets acquired	$246,889
Identifiable intangible assets acquired in the transaction were primarily related to a trade name. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resort and other factors, and is not expected to be deductible for income tax purposes. The operating results of Andermatt-Sedrun are reported within the Mountain segment prospectively from the date of acquisition.
The estimated fair values of assets acquired and liabilities assumed in the acquisition of Andermatt-Sedrun are preliminary and are based on the information that was available as of the acquisition date. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is obtaining additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.

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
The following summarizes the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Current assets	$2,932
Property, plant and equipment	118,415
Goodwill	5,041
Identifiable intangible assets and other assets	5,335
Liabilities	(15,222)
Net assets acquired	$116,501
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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2023	July 31, 2022	January 31, 2022
Land and land improvements	$793,271	$763,432	$767,433
Buildings and building improvements	1,635,700	1,545,571	1,564,845
Machinery and equipment	1,769,052	1,505,236	1,504,991
Furniture and fixtures	330,257	307,867	318,434
Software	141,595	138,058	126,742
Vehicles	85,329	81,927	82,710
Construction in progress	135,903	127,282	114,165
Gross property, plant and equipment	4,891,107	4,469,373	4,479,320
Accumulated depreciation	(2,469,712)	(2,351,321)	(2,288,988)
Property, plant and equipment, net	$2,421,395	$2,118,052	$2,190,332

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2023	July 31, 2022	January 31, 2022
Trade payables	$179,221	$151,263	$137,895
Deferred revenue	619,511	511,306	611,477
Accrued salaries, wages and deferred compensation	66,275	64,570	59,008
Accrued benefits	54,129	45,202	46,894
Deposits	81,612	37,731	80,547
Operating lease liabilities	36,667	34,218	35,438
Other liabilities	107,380	98,540	95,878
Total accounts payable and accrued liabilities	$1,144,795	$942,830	$1,067,137

The changes in the net carrying amount of goodwill by segment for the six months ended January 31, 2023 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2022	$1,709,922	$45,006	$1,754,928
Acquisition (including measurement period adjustments)	3,800	—	3,800
Effects of changes in foreign currency exchange rates	(35,709)	—	(35,709)
Balance at January 31, 2023	$1,678,013	$45,006	$1,723,019

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

	Estimated Fair Value Measurement as of January 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$614,439	$614,439	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$111,140	$—	$111,140	$—
Interest Rate Swaps	$19,270	$—	$19,270	$—
Liabilities:
Contingent Consideration	$25,200	$—	$—	$25,200

	Estimated Fair Value Measurement as of July 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$505,901	$505,901	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,473	$—	$9,473	$—
Interest Rate Swaps	$12,301	$—	$12,301	$—
Liabilities:
Contingent Consideration	$42,400	$—	$—	$42,400

	Estimated Fair Value Measurement as of January 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,306	$504,306	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,564	$—	$9,564	$—
Liabilities:
Interest Rate Swaps	$1,155	$—	$1,155	$—
Contingent Consideration	$40,900	$—	$—	$40,900

The Company’s cash equivalents, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other assets on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2023 and July 31, 2022, and included within other long-term liabilities as of January 31, 2022.

The changes in Contingent Consideration during the six months ended January 31, 2023 and 2022 were as follows (in thousands):

Balance as of July 31, 2022 and 2021, respectively	$42,400	$29,600
Payments	(18,936)	(7,480)
Change in estimated fair value	1,736	18,780
Balance as of January 31, 2023 and 2022, respectively	$25,200	$40,900

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established at the transaction date, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed growth factor. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. Key assumptions included a discount rate of 11.1%, volatility of 17.0% and future period Park City EBITDA, which are unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $3.5 million to $6.1 million.

Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. During the six months ended January 31, 2023, the Company made a payment to the landlord for Contingent Consideration of approximately $18.9 million and recorded an increase of approximately $1.7 million. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $25.2 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Company’s Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.7 million, $1.8 million and $1.8 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of January 31, 2023, July 31, 2022 and January 31, 2022, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of January 31, 2023, the Company had various other letters of credit outstanding totaling $83.0 million, consisting of $53.4 million to support the Employee Housing Bonds and $29.6 million primarily for insurance-related deductibles, a wind energy purchase agreement and workers’ compensation. The Company also had surety bonds of $13.1 million as of January 31, 2023, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2023, July 31, 2022 and January 31, 2022, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net revenue:
Mountain	$1,013,442	$834,375	1,215,159	943,675
Lodging	80,577	71,980	158,194	137,941
Total Resort net revenue	1,094,019	906,355	1,373,353	1,081,616
Real Estate	7,699	180	7,812	495
Total net revenue	$1,101,718	$906,535	$1,381,165	$1,082,111
Segment operating expense:
Mountain	$614,633	$446,700	$908,829	$668,478
Lodging	84,630	62,612	166,604	126,022
Total Resort operating expense	699,263	509,312	1,075,433	794,500
Real Estate	6,310	1,511	7,692	2,981
Total segment operating expense	$705,573	$510,823	$1,083,125	$797,481
Gain on sale of real property	$757	$931	$757	$962
Mountain equity investment income, net	$42	$818	$388	$2,332
Reported EBITDA:
Mountain	$398,851	$388,493	$306,718	$277,529
Lodging	(4,053)	9,368	(8,410)	11,919
Resort	394,798	397,861	298,308	289,448
Real Estate	2,146	(400)	877	(1,524)
Total Reported EBITDA	$396,944	$397,461	$299,185	$287,924
Real estate held for sale or investment	$90,354	$95,331	$90,354	$95,331
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$208,679	$223,391	$71,708	$84,059
Net income attributable to noncontrolling interests	11,440	10,539	4,851	7,350
Net income	220,119	233,930	76,559	91,409
Provision for (benefit from) income taxes	79,032	52,049	21,026	(7,804)
Income before provision for (benefit from) income taxes	299,151	285,979	97,585	83,605
Depreciation and amortization	65,989	62,070	130,603	123,559
Change in estimated fair value of contingent consideration	1,100	16,780	1,736	18,780
Loss (gain) on disposal of fixed assets and other, net	1,780	(7,347)	1,786	(16,214)
Investment income and other, net	(7,108)	(257)	(9,994)	(756)
Foreign currency (gain) loss on intercompany loans	(2,338)	2,870	3,797	2,039
Interest expense, net	38,370	37,366	73,672	76,911
Total Reported EBITDA	$396,944	$397,461	$299,185	$287,924

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, the Company’s Board of Directors increased the authorization by an additional 3,000,000 Vail Shares, and on December 4, 2015, the Company’s Board of Directors increased the authorization by an additional 1,500,000 Vail Shares for a total authorization to repurchase up to 7,500,000 Vail Shares. The Company did not repurchase any Vail Shares during the three and six months ended January 31, 2023 or 2022. Since inception of its share repurchase program through January 31, 2023, the Company has repurchased 6,465,708 Vail Shares for approximately $479.4 million. As of January 31, 2023, 1,034,292 Vail Shares remained available to repurchase under the existing share repurchase program. On March 7, 2023, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 2,500,000 Vail Shares. As a result, 3,534,292 Vail Shares are available to repurchase under the share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2023 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2023 and 2022 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2022.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European destination mountain resorts and regional ski areas (collectively, “Resorts”) typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first fiscal quarter is a seasonally low period as most of our North American and European ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American and European Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 58% and 63% of Mountain segment net revenue for the three months ended January 31, 2023 and 2022, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international

(“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the three months ended January 31, 2023, Destination guests comprised approximately 54% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 46% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 55% and 45%, respectively, for the three months ended January 31, 2022. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2023/2024 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the skiable days of the season to date relative to the total estimated skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the three months ended January 31, 2023 and 2022, approximately 70% and 68%, respectively, of our total lift revenue recognized was derived from pass revenue. Pass revenue recognized year to date (excluding Andermatt-Sedrun and legacy passes assumed in the acquisition of the Seven Springs Resorts, both as defined below), which is primarily recognized in our second fiscal quarter, represents approximately 51% and 46%, of our total North American pass product revenue for the 2022/2023 and 2021/2022 North American ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30. The increase in the portion of pass revenue recognized year to date compared to the prior year to date period is primarily the result of challenging early season conditions in the prior year, which resulted in delayed openings for a number of our destination mountain resorts, as well as early openings of certain Resorts for the current 2022/2023 North American ski season. This variability in Resort opening dates drove a pass revenue increase of approximately $40 million for the three months ended January 31, 2023 compared to the three months ended January 31, 2022. This is a timing difference that will largely reverse during our third fiscal quarter.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for both the three months ended January 31, 2023 and 2022. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs from mid-May through the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The economies in the countries in which we operate may be impacted by economic challenges associated with rising inflation, increasing interest rates and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns may have a pronounced impact on visitation to our Resorts. We cannot predict the ultimate extent of such potential economic challenges, whether in North America or globally.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass revenue increased approximately $59.6 million, or 16.8%, for the three months ended January 31, 2023 compared to the same period in the prior year, primarily due to delayed destination mountain resort opening dates in the prior year (as discussed above), as well as increased pass product sales for the 2022/2023 North American ski season compared to the 2021/2022 North American ski season. Deferred revenue related to North American pass product sales (excluding assumed deferred revenue associated with the Seven Springs Resorts, as defined below) was approximately $398.0 million as of January 31, 2023 (compared to approximately $425.5 million as of January 31, 2022).

•Improved conditions at our Colorado, Utah and Tahoe resorts enabled select early resort openings and drove strong early season local visitation, and the easing of travel restrictions in Canada contributed to a strong rebound in Destination visitation at Whistler Blackcomb relative to the prior year period. Visitation at our western U.S. Resorts was negatively impacted by airline travel disruptions during the peak holiday period, as well as severe weather disruptions at our Tahoe resorts. In Tahoe, significant snowstorms continued to impact resort access and hindered our ability to fully open our Resorts throughout the remainder of the quarter. Across our 26 Midwest, Mid-Atlantic and Northeast Resorts (collectively, “Eastern” U.S. Resorts), results for the quarter were negatively impacted by abnormal weather conditions, which significantly reduced operating days, terrain availability and activity offerings across the region which impacted demand and increased operating costs, including snowmaking, grooming and related labor costs. In particular, results at our Eastern U.S. Resorts were significantly below expectations in the post-holiday period, as conditions did not return to normal after the holidays as expected with January having only 50-60% of lifts and terrain open during the period. The recent investments we made in our Resorts and our employees helped drive improved staffing levels and employee satisfaction scores, a return to normal operations and strong guest satisfaction scores. Our ancillary businesses, including ski school, dining, and retail/rental, experienced strong growth compared to the prior year period, when staffing shortages constrained capacity of ancillary businesses.

•COVID-19 has led to adverse economic impacts in global and local economies. While we have experienced continued recovery from the COVID-19 pandemic, our operations for the fiscal year ending July 31, 2023 (“Fiscal 2023”) may continue to be negatively impacted by COVID-19. Although conditions have improved, demand may continue to be varied as the recovery progresses. A significant outbreak of any new COVID-19 variants could result in temporary impacts to our staffing levels and may impact our financial results for a period of time which we are currently unable to predict. While we anticipate continued improvements with regard to COVID-19 as compared to the fiscal years ended July 31, 2022 and 2021, we cannot predict the ultimate impact that COVID-19 will have on our results of operations, particularly in the event of any staffing challenges caused by COVID-19, or from any impact to our guest visitation, guest spending or other related trends for the 2022/2023 North American and European ski seasons or the remainder of Fiscal 2023.

•As of January 31, 2023, we had $1.3 billion of cash and cash equivalents, as well as $414.6 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on August 31, 2022 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $85.4 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2023, we had C$281.6 million ($211.7 million) available under the revolver component of the Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($225.5 million) less outstanding borrowings of C$15.0 million ($11.3 million) and a letter of credit outstanding of C$3.4 million ($2.5 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. The total consideration we paid was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to ASA. As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million). The proceeds paid to ASA will be fully reinvested into the real estate developments in the base area. ASA retains a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. We are providing unlimited and unrestricted access to Andermatt-Sedrun on the Epic Pass for the 2022/2023 ski season, as well as providing access on other pass products. We cannot predict the ultimate impact the acquisition of Andermatt-Sedrun will have on our future results from operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2023, compared to the three and six months ended January 31, 2022 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net income attributable to Vail Resorts, Inc.	$208,679	$223,391	$71,708	$84,059
Income before (provision for) benefit from income taxes	$299,151	$285,979	$97,585	$83,605
Mountain Reported EBITDA	$398,851	$388,493	$306,718	$277,529
Lodging Reported EBITDA	(4,053)	9,368	(8,410)	11,919
Resort Reported EBITDA	$394,798	$397,861	$298,308	$289,448
Real Estate Reported EBITDA	$2,146	$(400)	$877	$(1,524)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Andermatt-Sedrun (acquired August 3, 2022) and Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (together, the “Seven Springs Resorts,” acquired December 31, 2021) prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended January 31, 2023 compared to the three months ended January 31, 2022
Mountain segment operating results for the three months ended January 31, 2023 and 2022 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Mountain net revenue:
Lift	$592,603	$521,582	13.6%
Ski school	123,451	92,072	34.1%
Dining	85,828	54,049	58.8%
Retail/rental	159,932	126,831	26.1%
Other	51,628	39,841	29.6%
Total Mountain net revenue	1,013,442	834,375	21.5%
Mountain operating expense:
Labor and labor-related benefits	277,537	178,692	55.3%
Retail cost of sales	48,197	36,288	32.8%
Resort related fees	43,550	36,885	18.1%
General and administrative	97,365	77,525	25.6%
Other	147,984	117,310	26.1%
Total Mountain operating expense	614,633	446,700	37.6%
Mountain equity investment income, net	42	818	(94.9)%
Mountain Reported EBITDA	$398,851	$388,493	2.7%

Total skier visits	8,308	7,360	12.9%
ETP	$71.33	$70.87	0.6%
Mountain Reported EBITDA includes $5.7 million and $5.4 million of stock-based compensation expense for the three months ended January 31, 2023 and 2022, respectively.

Mountain Reported EBITDA increased $10.4 million, or 2.7%. The increase was attributable to an increase in North American pass revenue, which was impacted by: (i) timing of recognition of pass revenue resulting in a $40 million increase due to delayed openings for a number of our destination mountain resorts in the prior year and early openings of certain Resorts for the current year and (ii) an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year. Additionally, the increase in Mountain Reported EBITDA was due to an overall increase in skier visitation that benefited our ancillary lines of business, which remained disproportionately impacted by COVID-19 restrictions and limitations in the prior year. These increases were partially offset by: (i) increased labor and labor-related benefits and general and administrative expense, primarily as a result of investments in North American employee wages and increased headcount to support more normalized staffing and operations at our Resorts; (ii) increased variable expenses associated with increased revenues; and (iii) increased expenses related to variable weather conditions and inflation. Mountain segment results also include $0.3 million and $2.6 million of acquisition and integration related expenses for the three months ended January 31, 2023 and 2022, respectively.

Lift revenue increased $71.0 million, or 13.6%, primarily due to an increase in pass revenue, as well as increase in non-pass lift ticket purchases. Pass revenue increased 16.8%, which was primarily driven by the prior year negative impact of delayed Resort openings due to challenging early season conditions for the 2021/2022 North American ski season and early Resort openings for the current 2022/2023 North American ski season, as well as an increase in pass product sales for the 2022/2023 North American ski season. Non-pass revenue increased 6.8%, driven by an increase in non-pass ETP (excluding Andermatt-Sedrun) of 8.4% and an increase in visitation compared to the prior year, as well as incremental revenue from Andermatt-Sedrun of $5.8 million. Total non-pass ETP, including the impact of Andermatt-Sedrun, increased 3.7%.

Ski school revenue increased $31.4 million, or 34.1%, dining revenue increased $31.8 million, or 58.8%, and retail/rental revenue increased $33.1 million, or 26.1%, each primarily driven by increased skier visitation as well as the greater impact of COVID-19 and related limitations and restrictions in the prior year, including staffing challenges which limited our ability to operate at full capacity.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $11.8 million, or 29.6%, primarily driven by staffing challenges in the prior year which impacted the company’s ability to operate ancillary services and other on-mountain activities at full capacity, as well as increased skier visitation which drove additional demand for ancillary services.

Operating expense increased $167.9 million, or 37.6%, which was primarily attributable to investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our Resorts, as well as increased variable expenses associated with increased revenue, the impact of inflation and incremental expenses associated with Andermatt-Sedrun and the Seven Springs Resorts. Additionally, operating expense includes $0.3 million and $2.6 million of acquisition and integration related expenses for the three months ended January 31, 2023 and 2022, respectively.

Labor and labor-related benefits increased 55.3%, primarily due to investments in wages and salaries for North American employees and increased headcount to support more normalized staffing and operations at our Resorts, as well as additional labor costs incurred as a result of variable weather conditions, particularly at our Eastern U.S. resorts and incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $8.4 million for the comparable period they were not owned in the prior year. Retail cost of sales increased 32.8%, compared to an increase in retail sales of 26.2%, resulting in decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 18.1% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 25.6%, due to an increase in costs across nearly all corporate functions, which were primarily driven by investments in employee wages and salaries. Other expense increased 26.1%, primarily due to increases in variable operating expenses associated with increased revenues, in addition to increased utility costs of $9.3 million associated with higher variable rates and increased snowmaking operations at our Eastern U.S. resorts, as well as an increase in repairs and maintenance expenses of $4.3 million, partially offset by a decrease in acquisition and integration related expenses of $2.3 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Six months ended January 31, 2023 compared to the six months ended January 31, 2022
Mountain segment operating results for the six months ended January 31, 2023 and 2022 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Mountain net revenue:
Lift	$652,143	$535,911	21.7%
Ski school	132,378	93,545	41.5%
Dining	105,270	66,569	58.1%
Retail/rental	200,276	155,207	29.0%
Other	125,092	92,443	35.3%
Total Mountain net revenue	1,215,159	943,675	28.8%
Mountain operating expense:
Labor and labor-related benefits	385,582	259,119	48.8%
Retail cost of sales	68,938	50,911	35.4%
Resort related fees	47,181	39,993	18.0%
General and administrative	180,654	142,262	27.0%
Other	226,474	176,193	28.5%
Total Mountain operating expense	908,829	668,478	36.0%
Mountain equity investment income, net	388	2,332	(83.4)%
Mountain Reported EBITDA	$306,718	$277,529	10.5%

Total skier visits	9,301	7,576	22.8%
ETP	$70.12	$70.74	(0.9)%
Mountain Reported EBITDA includes $11.1 million and $10.8 million of stock-based compensation expense for the six months ended January 31, 2023 and 2022, respectively.

Mountain Reported EBITDA increased $29.2 million, or 10.5%. The increase was primarily driven by our Australian operations, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-19 related closures in the prior year at Perisher, Falls Creek and Hotham. Additionally, the increase was attributable to an increase in North American pass revenue, which was impacted by: (i) timing of recognition of pass revenue resulting in a $40 million increase due to delayed openings for a number of our destination mountain resorts in the prior year and early openings of certain Resorts for the current year and (ii) an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year. Additionally, the increase was due to an overall increase in skier visitation that benefited our ancillary lines of business, which remained disproportionately impacted by COVID-19 restrictions and limitations in the prior year. These increases were partially offset by: (i) increased labor and labor-related benefits and general and administrative expense, primarily as a result of investments in North American employee wages and increased headcount to support more normalized staffing and operations at our Resorts; (ii) increased variable expenses associated with increased revenues; and (iii) increased expenses related to variable weather conditions and inflation. Mountain segment results also include $2.9 million and $3.1 million of acquisition and integration related expenses for the three months ended January 31, 2023 and 2022, respectively.

As our North American Resorts primarily opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift revenue, ski school revenue, dining revenue, and retail/rental revenue for the six months ended January 31, 2023 and 2022 are materially unchanged as compared to those same components for the three months ended January 31, 2023 and 2022. Accordingly, the primary basis for the changes to these components of our North American Resorts for the six months ended January 31, 2023 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2023 compared to the three months ended January 31, 2022.” Additionally, with regard to the six months ended January 31, 2023 compared to the six months ended January 31, 2022, lift revenue, ski school revenue, dining revenue and retail/rental revenue all increased at our Australian ski areas, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-19 related closures and restrictions in the prior year. Retail/rental revenue in the current year also benefited from higher sales at our Colorado city store locations, as well as stronger summer visitation at our North American Resorts which drove increased demand at our on-mountain retail locations, particularly at Whistler Blackcomb, which was disproportionately impacted in the prior year due to border closures and other COVID-19 related limitations and restrictions, as well as at our Tahoe resorts as a result of disruptions on our operations from forest fires in the prior year.

Other revenue mainly consists of summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $32.6 million or 35.3%, primarily driven by an increase in summer and winter visitation at our North American Resorts compared to the prior year, and staffing challenges in the prior year which impacted the company’s ability to operate ancillary services and other on-mountain activities at full capacity, as well as our Australian ski areas, as a result of the greater impact of COVID-19 and related limitations and restrictions in the prior year.

Operating expense increased $240.4 million or 36.0%, which was primarily attributable to investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our Resorts, as well as increased variable expenses associated with increased revenue, the impact of inflation and incremental expenses associated with Andermatt-Sedrun and the Seven Springs Resorts. Additionally, operating expense includes $2.9 million and $3.1 million of acquisition and integration related expenses for the six months ended January 31, 2023 and 2022, respectively.

Labor and labor-related benefits increased 48.8%, primarily due to investments in wages and salaries for North American employees and increased headcount to support more normalized staffing and operations at our Resorts, as well as an increase in Australian operations as a result of periodic closures during the prior year, additional labor costs incurred as a result of variable weather conditions, particularly at our Eastern U.S. resorts, and incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $12.7 million for the comparable period they were not owned in the prior year. Retail cost of sales increased 35.4%, compared to an increase in retail sales of 27.9%, resulting in decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 18.0% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 27.0%, due to an increase in costs across nearly all corporate functions, which were primarily driven by investments in employee wages and salaries. Other expense increased 28.5%, primarily due to increases in variable operating expenses associated with increased revenues, in addition to increased utility costs of $11.0 million primarily associated with higher variable rates and increased snowmaking operations at our Eastern U.S. resorts, as well as an increase in repairs and maintenance expense of $7.8 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended January 31, 2023 compared to the three months ended January 31, 2022
Lodging segment operating results for the three months ended January 31, 2023 and 2022 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Lodging net revenue:
Owned hotel rooms	$13,479	$13,584	(0.8)%
Managed condominium rooms	31,336	33,125	(5.4)%
Dining	13,184	8,375	57.4%
Transportation	5,888	5,766	2.1%
Other	11,700	9,269	26.2%
	75,587	70,119	7.8%
Payroll cost reimbursements	4,990	1,861	168.1%
Total Lodging net revenue	80,577	71,980	11.9%
Lodging operating expense:
Labor and labor-related benefits	39,497	30,089	31.3%
General and administrative	19,251	13,736	40.1%
Other	20,892	16,926	23.4%
	79,640	60,751	31.1%
Reimbursed payroll costs	4,990	1,861	168.1%
Total Lodging operating expense	84,630	62,612	35.2%
Lodging Reported EBITDA	$(4,053)	$9,368	(143.3)%

Owned hotel statistics(1):
ADR	$337.16	$338.39	(0.4)%
RevPAR	$145.48	$161.00	(9.6)%
Managed condominium statistics:
ADR	$514.29	$501.70	2.5%
RevPAR	$171.81	$165.86	3.6%
Owned hotel and managed condominium statistics (combined):
ADR	$469.72	$463.26	1.4%
RevPAR	$166.37	$165.46	0.5%
(1) Owned hotel ADR and RevPAR for the three months ended January 31, 2023 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Seven Springs Resorts for the full quarter, compared to only being included for one month in the prior quarter, partially offset by price increases at our other lodging properties.
Lodging Reported EBITDA includes $1.1 million and $1.0 million of stock-based compensation expense for both the three months ended January 31, 2023 and 2022, respectively.
Lodging Reported EBITDA decreased $13.4 million, or 143.3%, primarily driven by an increase in labor and labor-related benefits and general and administrative expense, including investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our lodging properties, and an increase in expenses due to inflation.

Revenue from managed condominium rooms decreased $1.8 million, or 5.4%, primarily due to decreased revenue at our lodging properties proximate to our western U.S. Resorts as a result of a reduction of available rooms in our managed rooms inventory. Dining revenue increased $4.8 million, or 57.4%, primarily due to incremental revenue from the Seven Springs Resorts. Other revenue increased $2.4 million, or 26.2%, primarily due to increases in ancillary revenue associated with the return to more normalized operations.
Operating expense (excluding reimbursed payroll costs) increased 31.1%. Labor and labor-related benefits increased 31.3%, primarily due to investments in employee wages and salaries, and increased headcount to support more normalized staffing and operations at our lodging properties compared to the prior year, as well as incremental costs from the Seven Springs Resorts of $3.2 million for the comparable period they were not owned in the prior year. General and administrative expense increased 40.1% compared to the prior year, due to an increase in costs across nearly all corporate functions, and particularly for our central reservations booking service, which were primarily driven by employee wage and salary investments. Other expense increased 23.4%, primarily due to increases in variable operating expenses associated with increased revenues, as well as incremental costs from the Seven Springs Resorts of $1.9 million for the comparable period they were not owned in the prior year.
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

Six months ended January 31, 2023 compared to the six months ended January 31, 2022
Lodging segment operating results for the six months ended January 31, 2023 and 2022 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Lodging net revenue:
Owned hotel rooms	$37,044	$35,067	5.6%
Managed condominium rooms	44,195	46,209	(4.4)%
Dining	30,013	18,650	60.9%
Transportation	7,348	7,559	(2.8)%
Golf	5,939	5,118	16.0%
Other	24,988	21,736	15.0%
	149,527	134,339	11.3%
Payroll cost reimbursements	8,667	3,602	140.6%
Total Lodging net revenue	158,194	137,941	14.7%
Lodging operating expense:
Labor and labor-related benefits	76,412	57,738	32.3%
General and administrative	34,761	26,233	32.5%
Other	46,764	38,449	21.6%
	157,937	122,420	29.0%
Reimbursed payroll costs	8,667	3,602	140.6%
Total Lodging operating expense	166,604	126,022	32.2%
Lodging Reported EBITDA	$(8,410)	$11,919	(170.6)%

Owned hotel statistics(1):
ADR	$297.69	$296.18	0.5%
RevPAR	$151.19	$164.96	(8.3)%
Managed condominium statistics:
ADR	$405.00	$371.67	9.0%
RevPAR	$112.21	$101.49	10.6%
Owned hotel and managed condominium statistics (combined):
ADR	$365.05	$353.76	3.2%
RevPAR	$121.74	$121.13	0.5%
(1) Owned hotel RevPAR for the six months ended January 31, 2023 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Seven Springs Resorts for the full year to date period, compared to only being included for one month in the prior year period, partially offset by price increases at our other lodging properties.
Lodging Reported EBITDA includes $2.0 million of stock-based compensation expense for both the six months ended January 31, 2023 and 2022.
Lodging Reported EBITDA decreased $20.3 million, or 170.6%, primarily driven by an increase in labor and labor-related benefits and general and administrative expense, including investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our lodging properties, and an increase in expenses due to inflation.

Revenue from owned hotel rooms increased $2.0 million, or 5.6%, primarily due to incremental revenue from the Seven Springs Resorts of $4.2 million for the comparable period they were not owned in the prior year, partially offset by a reduction in revenue from the DoubleTree at Breckenridge hotel, which we sold after the 2021/2022 ski season. Revenue from managed condominium rooms decreased $2.0 million, or 4.4%, primarily due to decreased revenue at our lodging properties proximate to our western U.S. Resorts as a result of a reduction of available rooms in our managed rooms inventory. Dining revenue increased $11.4 million, or 60.9%, primarily due to incremental revenue from the Seven Springs Resorts of $7.2 million for the comparable period they were not owned in the prior year, as well as increases in revenue at our other lodging properties as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year. Other revenue increased $3.3 million, or 15.0%, primarily due to increases in ancillary revenue associated with the return to more normalized operations, as well as incremental revenue from the Seven Springs Resorts of $1.2 million for the comparable period they were not owned in the prior year.
Operating expense (excluding reimbursed payroll costs) increased 29.0%. Labor and labor-related benefits increased 32.3%, primarily due to investments in employee wages and salaries, and increased headcount to support more normalized staffing and operations at our lodging properties as compared to prior year, as well as incremental costs from the Seven Springs Resorts of $6.8 million for the comparable period they were not owned in the prior year. General and administrative expense increased 32.5% compared to the prior year, due to an increase in costs across nearly all corporate functions, and particularly for our central reservations booking service, which were primarily driven by employee wage and salary investments. Other expense increased 21.6%, primarily related to increases in variable expenses associated with increased revenues, as well as incremental costs from the Seven Springs Resorts of $4.2 million for the comparable period they were not owned in the prior year.
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

Three months ended January 31, 2023 compared to the three months ended January 31, 2022
Real Estate segment operating results for the three months ended January 31, 2023 and 2022 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Total Real Estate net revenue	$7,699	$180	4,177.2%
Real Estate operating expense:
Cost of sales	5,146	—	nm
Other	1,164	1,511	(23.0)%
Total Real Estate operating expense	6,310	1,511	317.6%
Gain on sale of real property	757	931	(18.7)%
Real Estate Reported EBITDA	$2,146	$(400)	636.5%

During the three months ended January 31, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the three months ended January 31, 2023 and 2022 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Six months ended January 31, 2023 compared to the six months ended January 31, 2022
Real Estate segment operating results for the six months ended January 31, 2023 and 2022 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2023	2022
Total Real Estate net revenue	$7,812	$495	1,478.2%
Real Estate operating expense:
Cost of sales (including sales commission)	5,146	244	2,009.0%
Other	2,546	2,737	(7.0)%
Total Real Estate operating expense	7,692	2,981	158.0%
Gain on sale of real property	757	962	(21.3)%
Real Estate Reported EBITDA	$877	$(1,524)	157.5%

During the six months ended January 31, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the six months ended January 31, 2023 and 2022 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2023	2022		2023	2022
Depreciation and amortization	$(65,989)	$(62,070)	6.3%	$(130,603)	$(123,559)	5.7%
Change in estimated fair value of contingent consideration	$(1,100)	$(16,780)	(93.4)%	$(1,736)	$(18,780)	(90.8)%
Foreign currency gain (loss) on intercompany loans	$2,338	$(2,870)	181.5%	$(3,797)	$(2,039)	(86.2)%
(Loss) gain on disposal of fixed assets and other, net	$(1,780)	$7,347	(124.2)%	$(1,786)	$16,214	(111.0)%
Investment income and other, net	$7,108	$257	2,665.8%	$9,994	$756	1,222.0%
(Provision for) benefit from income taxes	$(79,032)	$(52,049)	51.8%	$(21,026)	$7,804	(369.4)%
Effective tax rate	(26.4)%	(18.2)%	(8.2) pts	(21.5)%	9.3%	(30.8) pts

Depreciation and amortization. Depreciation and amortization expense for the three and six months ended January 31, 2023 increased $3.9 million and $7.0 million, respectively, compared to the same period in the prior year, primarily due to assets acquired in the acquisitions of the Seven Springs Resorts and Andermatt-Sedrun.

Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for the three and six months ended January 31, 2023 decreased $15.7 million and $17.0 million, respectively, primarily related to a decrease in the estimated contingent consideration payment related to Park City performance for Fiscal 2023 compared to the fiscal year ended July 31, 2022. Estimates for contingent consideration payments relating to each fiscal year are preliminary as of January 31, as only half of the Park City ski season has elapsed, and therefore adjustments to the estimated liability in future periods could be material once the full season has elapsed.

Foreign currency gain (loss) on intercompany loans. Foreign currency gain (loss) on intercompany loans for the three months ended January 31, 2023 increased $5.2 million as a result of the value of the Canadian dollar increasing relative to the U.S. dollar compared to the same period in the prior year. Foreign currency loss on intercompany loans for the six months ended January 31, 2023 increased $1.8 million as a result of the value of the Canadian dollar decreasing relative to the U.S. dollar compared to the same period in the prior year. This activity is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb, which requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within our results of operations.

(Loss) gain on disposal of fixed assets and other, net. Gain on disposal of fixed assets and other, net for the three and six months ended January 31, 2022 included $7.9 million from the sale of an administrative building in Avon, CO. Gain on disposal of fixed assets and other, net for the six months ended January 31, 2022 also included proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Investment income and other, net. Investment income and other, net for the three and six months ended January 31, 2023 increased $6.9 million and $9.2 million, respectively, compared to the same period in the prior year, primarily as a result of increased deposits into short-term investments, as well as an increase in earned interest rates.

(Provision for) benefit from income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate (provision) benefit for the three and six months ended January 31, 2023 was (26.4)% and (21.5)%, respectively, compared to (18.2)% and 9.3%, respectively, for the three and six months ended January 31, 2022.

The increase in the effective tax rates for both the three and six months ended January 31, 2023 compared to the three and six months ended January 31, 2022 was primarily due to an increase in expected full year pre-tax book income in the current period, as well as a reduction in favorable permanent and discrete items, including excess tax benefits from employee share award exercises (which decreased $13.6 million and $17.2 million for the three and six months ended January 31, 2023 as compared to the prior year periods, respectively).

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2023 and 2022 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net income attributable to Vail Resorts, Inc.	$208,679	$223,391	$71,708	$84,059
Net income attributable to noncontrolling interests	11,440	10,539	4,851	7,350
Net income	220,119	233,930	76,559	91,409
Provision for (benefit from) income taxes	79,032	52,049	21,026	(7,804)
Income before provision for (benefit from) income taxes	299,151	285,979	97,585	83,605
Depreciation and amortization	65,989	62,070	130,603	123,559
Loss (gain) on disposal of fixed assets and other, net	1,780	(7,347)	1,786	(16,214)
Change in fair value of contingent consideration	1,100	16,780	1,736	18,780
Investment income and other, net	(7,108)	(257)	(9,994)	(756)
Foreign currency (gain) loss on intercompany loans	(2,338)	2,870	3,797	2,039
Interest expense, net	38,370	37,366	73,672	76,911
Total Reported EBITDA	$396,944	$397,461	$299,185	$287,924

Mountain Reported EBITDA	$398,851	$388,493	$306,718	$277,529
Lodging Reported EBITDA	(4,053)	9,368	(8,410)	11,919
Resort Reported EBITDA	394,798	397,861	298,308	289,448
Real Estate Reported EBITDA	2,146	(400)	877	(1,524)
Total Reported EBITDA	$396,944	$397,461	$299,185	$287,924

The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2023	2022
Long-term debt, net	$2,789,827	$2,695,589
Long-term debt due within one year	69,582	63,746
Total debt	2,859,409	2,759,335
Less: cash and cash equivalents	1,295,252	1,407,019
Net Debt	$1,564,157	$1,352,316

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2023 and 2022 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2023	2022
Net cash provided by operating activities	$605,493	$611,329
Net cash used in investing activities	$(206,025)	$(225,532)
Net cash used in financing activities	$(201,377)	$(220,693)

Six months ended January 31, 2023 compared to the six months ended January 31, 2022
We generated $605.5 million of cash from operating activities during the six months ended January 31, 2023, a decrease of $5.8 million compared to $611.3 million generated during the six months ended January 31, 2022. The decrease in operating cash flows was primarily a result of decreased Mountain and Lodging segment results (excluding pass product revenue) for the six months ended January 31, 2023 compared to the prior year, an increase in income taxes paid of $12.8 million and an increase in cash interest payments of $8.7 million. These decreases were partially offset by an increase in pass and other product sales and receivable collections of approximately $63.3 million, and a decrease inventory purchases of $10.7 million. Additionally, we generated $7.5 million of proceeds from real estate land parcel sales during the six months ended January 31, 2023.

Cash used in investing activities for the six months ended January 31, 2023 decreased by $19.5 million primarily due to the prior year acquisition of the Seven Springs Resorts for $118.1 million, as well as the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) made in July 2022 as a result of the consolidation of Andermatt-Sedrun in the current year, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed. These decreases were partially offset by (i) $86.8 million of short-term investments in bank deposits in the current year, which were invested in deposits with maturity dates of more than three months at the date of purchase and are therefore not reflected as cash equivalents; (ii) an increase in capital expenditures of approximately $77.8 million as compared to the prior year, driven by our significant investment in lift upgrades in calendar year 2022; (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022 and (iv) proceeds in the prior year due to payment from the NPS related to a leasehold surrender interest at GTLC associated with assets that had been fully depreciated by the Company, which did not recur in the current year.

Cash used in financing activities decreased by $19.3 million during the six months ended January 31, 2023 compared to the six months ended January 31, 2022, primarily due to a decrease in debt repayments, including the prior year repayment associated with the maturity of the EB-5 Development Notes, which were assumed in our acquisition of Peak Resorts, Inc. ($51.5 million) and net payments under the revolver component of our Whistler Credit Agreement ($23.1 million), as well as a decrease in employee taxes paid for share award exercises ($32.1 million), partially offset by an increase in dividends paid of $82.7 million.

Significant Sources of Cash
We had $1.3 billion of cash and cash equivalents as of January 31, 2023, compared to $1.4 billion as of January 31, 2022. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $1.3 billion of cash and cash equivalents at January 31, 2023, we had $414.6 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2023 (which represents the total commitment of $500.0 million less outstanding letters of credit of $85.4 million). Additionally, we had C$281.6 million ($211.7 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($225.5 million) less outstanding borrowings of C$15.0 million ($11.3 million) and certain outstanding letters of credit of C$3.4 million ($2.5 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at SOFR plus a spread of 1.35% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We currently anticipate we will spend approximately $180 million to $185 million on resort capital expenditures during calendar year 2023, excluding one-time investments related to integration activities, deferred capital associated with the Keystone and Park City projects, $5 million of reimbursable investments associated with insurance recoveries, and $10 million of growth capital investments at Andermatt-Sedrun. Including these one-time items, our total capital plan for calendar year 2023 is expected to be approximately $206 million to $211 million. Included in these estimated capital expenditures are approximately $112 million to $117 million of maintenance capital expenditures (excluding Andermatt-Sedrun), which are necessary to maintain appearance and level of service appropriate to our resort operations. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

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

Debt
As of January 31, 2023, principal payments on the majority of our long-term debt ($2.8 billion of the total $2.9 billion debt outstanding as of January 31, 2023) are not due until fiscal year 2025 and beyond. As of January 31, 2023, total long-term debt, net (including long-term debt due within one year) was $2.9 billion, compared to $2.8 billion as of January 31, 2022. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.4 billion as of January 31, 2022 to $1.6 billion as of January 31, 2023.

As of January 31, 2023, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of variable-rate debt outstanding as of January 31, 2023. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.1 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On March 7, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on April 11, 2023 to stockholders of record as of March 27, 2023. For the six months ended January 31, 2023, we paid cash dividends of $3.82 per share ($154.0 million in the aggregate). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008) and 1,500,000 Vail Shares (December 4, 2015), for a total authorization to repurchase up to 7,500,000 Vail Shares. We did not repurchase any Vail Shares during the six months ended January 31, 2023 or 2022. Since inception of this stock repurchase program through January 31, 2023, we have repurchased 6,465,708 Vail Shares at a cost of approximately $479.4 million. As of January 31, 2023, 1,034,292 Vail Shares remained available to repurchase under the existing repurchase authorization. On March 7, 2023, our Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 2,500,000 Vail Shares. As a result, 3,534,292 Vail Shares are available to purchase under the share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2023. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
•the COVID-19 pandemic, and its impact on the travel and leisure industry generally, and our financial condition and operations;
•unfavorable weather conditions or the impact of natural disasters;
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic), and the cost and availability of travel options and changing consumer preferences or willingness to travel;
•risks related to travel and airline disruptions, and other adverse impacts on the ability of our guests to travel;
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
•risks related to federal, state, local and foreign government laws, rules and regulations, including environmental and health and safety laws and regulations;
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
•risks associated with the effects of high or prolonged inflation;
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
•changes in accounting judgments and estimates, accounting principles, policies or guidelines; and
•other risks and uncertainties included under Part 1. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2023, we had approximately $0.7 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 25% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2023 of approximately 5.4% and 4.7%, respectively. Based on variable-rate borrowings outstanding as of January 31, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive income (in thousands).

	Six Months Ended January 31,
	2023	2022
Foreign currency translation adjustments	$(35,340)	$(33,720)
Foreign currency loss on intercompany loans	$(3,797)	$(2,039)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for all loss contingencies for asserted and unasserted matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected, individually or in the aggregate, to have a material adverse impact on our financial position, results of operations and cash flows. See Notes to the Consolidated Condensed Financial Statements for additional information.

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

Vail Resorts, Inc.

Date: March 9, 2023	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 9, 2023	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)