Form 10-Q
period 2023-04-30
VAIL RESORTS INC
filed 2023-06-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 5, 2023, 38,553,666 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2023	July 31, 2022	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$896,089	$1,107,427	$1,401,168
Restricted cash	22,544	18,680	20,795
Trade receivables, net	351,597	383,425	267,111
Inventories, net	103,606	108,723	92,608
Other current assets	108,592	173,277	63,719
Total current assets	1,482,428	1,791,532	1,845,401
Property, plant and equipment, net (Note 7)	2,370,273	2,118,052	2,143,285
Real estate held for sale or investment	90,078	95,983	95,519
Goodwill, net (Note 7)	1,694,033	1,754,928	1,752,533
Intangible assets, net	306,519	314,058	315,025
Operating right-of-use assets	199,990	192,070	196,919
Other assets	56,130	51,405	48,612
Total assets	$6,199,451	$6,318,028	$6,397,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$868,369	$942,830	$742,245
Income taxes payable	49,022	104,275	23,891
Long-term debt due within one year (Note 5)	68,970	63,749	63,736
Total current liabilities	986,361	1,110,854	829,872
Long-term debt, net (Note 5)	2,773,747	2,670,300	2,687,488
Operating lease liabilities	174,363	174,567	176,970
Other long-term liabilities	264,243	246,359	233,689
Deferred income taxes, net	401,240	268,464	404,095
Total liabilities	4,599,954	4,470,544	4,332,114
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,797, 46,744 and 46,715 shares issued, respectively	468	467	467
Exchangeable shares, $0.01 par value, 0, 3 and 31 shares issued and outstanding, respectively (Note 4)	—	—	—
Additional paid-in capital	1,118,221	1,184,577	1,178,495
Accumulated other comprehensive (loss) income	(42,434)	10,923	10,759
Retained earnings	1,080,972	895,889	1,081,510
Treasury stock, at cost, 8,243, 6,466 and 6,306 shares, respectively (Note 11)	(883,309)	(479,417)	(441,914)
Total Vail Resorts, Inc. stockholders’ equity	1,273,918	1,612,439	1,829,317
Noncontrolling interests	325,579	235,045	235,863
Total stockholders’ equity	1,599,497	1,847,484	2,065,180
Total liabilities and stockholders’ equity	$6,199,451	$6,318,028	$6,397,294
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net revenue:
Mountain and Lodging services and other	$1,054,134	$1,020,544	$2,166,357	$1,912,704
Mountain and Lodging retail and dining	184,142	155,992	445,272	345,448
Resort net revenue	1,238,276	1,176,536	2,611,629	2,258,152
Real Estate	155	129	7,967	624
Total net revenue	1,238,431	1,176,665	2,619,596	2,258,776
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	462,613	417,422	1,212,115	965,483
Mountain and Lodging retail and dining cost of products sold	63,575	57,174	174,091	135,118
General and administrative	88,860	91,764	304,275	260,259
Resort operating expense	615,048	566,360	1,690,481	1,360,860
Real Estate operating expense	1,679	1,609	9,371	4,590
Total segment operating expense	616,727	567,969	1,699,852	1,365,450
Other operating (expense) income:
Depreciation and amortization	(69,097)	(65,655)	(199,700)	(189,214)
Gain on sale of real property	88	189	845	1,151
Change in estimated fair value of contingent consideration (Note 8)	(45,900)	(2,800)	(47,636)	(21,580)
(Loss) gain on disposal of fixed assets and other, net	(6,269)	(51)	(8,055)	16,163
Income from operations	500,526	540,379	665,198	699,846
Mountain equity investment income, net	94	363	482	2,695
Investment income and other, net	7,740	224	17,734	980
Foreign currency loss on intercompany loans (Note 5)	(1,766)	(1,040)	(5,563)	(3,079)
Interest expense, net	(39,139)	(35,132)	(112,811)	(112,043)
Income before provision for income taxes	467,455	504,794	565,040	588,399
Provision for income taxes	(124,289)	(118,211)	(145,315)	(110,407)
Net income	343,166	386,583	419,725	477,992
Net income attributable to noncontrolling interests	(18,160)	(14,033)	(23,011)	(21,383)
Net income attributable to Vail Resorts, Inc.	$325,006	$372,550	$396,714	$456,609
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$8.20	$9.18	$9.90	$11.27
Diluted net income per share attributable to Vail Resorts, Inc.	$8.18	$9.16	$9.87	$11.20
Cash dividends declared per share	$2.06	$1.91	$5.88	$3.67
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net income	$343,166	$386,583	$419,725	$477,992
Foreign currency translation adjustments	(36,633)	(15,199)	(71,973)	(48,919)
Change in estimated fair value of hedging instruments, net of tax	(1,920)	10,764	3,300	19,592
Comprehensive income	304,613	382,148	351,052	448,665
Comprehensive income attributable to noncontrolling interests	(13,476)	(9,257)	(7,695)	(9,096)
Comprehensive income attributable to Vail Resorts, Inc.	$291,137	$372,891	$343,357	$439,569
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, January 31, 2022	$467	$—	$1,172,595	$10,418	$786,473	$(404,411)	$1,565,542	$228,142	$1,793,684
Comprehensive income:
Net income	—	—	—	—	372,550	—	372,550	14,033	386,583
Foreign currency translation adjustments	—	—	—	(10,423)	—	—	(10,423)	(4,776)	(15,199)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	10,764	—	—	10,764	—	10,764
Total comprehensive income							372,891	9,257	382,148
Stock-based compensation expense	—	—	6,029	—	—	—	6,029	—	6,029
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(129)	—	—	—	(129)	—	(129)
Repurchases of common stock (Note 11)	—	—	—	—	—	(37,503)	(37,503)	—	(37,503)
Dividends (Note 4)	—	—	—	—	(77,513)	—	(77,513)	—	(77,513)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(1,536)	(1,536)
Balance, April 30, 2022	$467	$—	$1,178,495	$10,759	$1,081,510	$(441,914)	$1,829,317	$235,863	$2,065,180

Balance, January 31, 2023	$468	$—	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351
Comprehensive income:
Net income	—	—	—	—	325,006	—	325,006	18,160	343,166
Foreign currency translation adjustments	—	—	—	(31,949)	—	—	(31,949)	(4,684)	(36,633)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(1,920)	—	—	(1,920)	—	(1,920)
Total comprehensive income							291,137	13,476	304,613
Stock-based compensation expense	—	—	5,873	—	—	—	5,873	—	5,873
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	—	(171)	—	—	—	(171)	—	(171)
Repurchases of common stock (Note 11)	—	—	—	—	—	(403,892)	(403,892)	—	(403,892)
Dividends (Note 4)	—	—	—	—	(81,607)	—	(81,607)	—	(81,607)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(2,670)	(2,670)
Balance, April 30, 2023	$468	$—	$1,118,221	$(42,434)	$1,080,972	$(883,309)	$1,273,918	$325,579	$1,599,497

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2021	$466	$—	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive income:
Net income	—	—	—	—	456,609	—	456,609	21,383	477,992
Foreign currency translation adjustments	—	—	—	(36,632)	—	—	(36,632)	(12,287)	(48,919)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	19,592	—	—	19,592	—	19,592
Total comprehensive income							439,569	9,096	448,665
Stock-based compensation expense	—	—	18,933	—	—	—	18,933	—	18,933
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(37,431)	—	—	—	(37,430)	—	(37,430)
Repurchases of common stock (Note 11)	—	—	—	—	—	(37,503)	(37,503)	—	(37,503)
Dividends (Note 4)	—	—	—	—	(148,851)	—	(148,851)	—	(148,851)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(7,702)	(7,702)
Balance, April 30, 2022	$467	$—	$1,178,495	$10,759	$1,081,510	$(441,914)	$1,829,317	$235,863	$2,065,180

Balance, July 31, 2022	$467	$—	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive income:
Net income	—	—	—	—	396,714	—	396,714	23,011	419,725
Foreign currency translation adjustments	—	—	—	(56,657)	—	—	(56,657)	(15,316)	(71,973)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	3,300	—	—	3,300	—	3,300
Total comprehensive income							343,357	7,695	351,052
Stock-based compensation expense	—	—	19,062	—	—	—	19,062	—	19,062
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	—	(5,352)	—	—	—	(5,351)	—	(5,351)
Repurchases of common stock (Note 11)	—	—	—	—	—	(403,892)	(403,892)	—	(403,892)
Dividends (Note 4)	—	—	—	—	(235,654)	—	(235,654)	—	(235,654)
Cumulative effect of adoption of ASU 2020-06 (Notes 2 & 5)	—	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(8,685)	(8,685)
Balance, April 30, 2023	$468	$—	$1,118,221	$(42,434)	$1,080,972	$(883,309)	$1,273,918	$325,579	$1,599,497
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income	$419,725	$477,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,700	189,214
Stock-based compensation expense	19,062	18,933
Deferred income taxes, net	143,748	127,449
Change in estimated fair value of contingent consideration	47,636	21,580
Other non-cash income, net	(4,703)	(9,368)
Changes in assets and liabilities:
Trade receivables, net	32,665	77,226
Inventories, net	4,850	(11,883)
Accounts payable and accrued liabilities	(2,183)	46,046
Deferred revenue	(62,017)	(137,355)
Income taxes payable	(63,551)	(7,799)
Other assets and liabilities, net	(8,049)	(19,051)
Net cash provided by operating activities	726,883	772,984
Cash flows from investing activities:
Capital expenditures	(261,259)	(161,842)
Return of deposit for acquisition of business	114,506	—
Acquisition of businesses, net of cash acquired	(38,567)	(116,337)
Investments in short-term deposits	(86,756)	—
Maturity of short-term deposits	37,978	—
Other investing activities, net	12,838	22,614
Net cash used in investing activities	(221,260)	(255,565)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(46,875)	(46,875)
Repayments of borrowings under Whistler Credit Agreement	—	(23,145)
Repayment of EB-5 Development Notes	—	(51,500)
Employee taxes paid for share award exercises	(5,352)	(37,431)
Dividends paid	(235,654)	(148,851)
Repurchases of common stock	(400,000)	(37,503)
Other financing activities, net	(15,295)	(7,348)
Net cash used in financing activities	(703,176)	(352,653)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,921)	(1,377)
Net (decrease) increase in cash, cash equivalents and restricted cash	(207,474)	163,389
Cash, cash equivalents and restricted cash:
Beginning of period	1,126,107	1,258,574
End of period	$918,633	$1,421,963

Non-cash investing activities:
Accrued capital expenditures	$20,099	$13,090
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
Fair Value of Financial Instruments — The recorded amounts for cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The fair value of amounts outstanding under the Company’s credit agreements and the Employee Housing Bonds (as defined in Note 5, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with the debt. The recorded amount of the Company’s NRP Loan (as defined in Note 5, Long-Term Debt), which was assumed by the Company during the nine months ended April 30, 2023 approximates fair value as the debt obligation was recorded at estimated fair value in conjunction with the preliminary purchase accounting for the Andermatt-Sedrun acquisition (see Note 6, Acquisitions). The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using analyses based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of April 30, 2023 are presented below (in thousands):

	April 30, 2023
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$605,520
0.0% Convertible Notes	$575,000	$519,536
EPR Secured Notes	$132,904	$171,442
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
The Company is party to various interest rate swap agreements that hedge the variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement (as defined in Note 5, Long-Term Debt), which are designated as cash flow hedges. During the nine months ended April 30, 2023, the Company entered into an amendment to its Vail Holdings Credit Agreement (the “Fifth Amendment”) to modify the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR (see Note 5, Long-Term Debt, for additional information). Subsequent to the Fifth Amendment, the interest rate swaps were also amended to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. The Company elected certain optional expedients provided by Topic 848, which allowed the Company to not apply certain modification accounting requirements or reassess the previous accounting designation of the interest rate swap agreements as cash flow hedges.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting related to certain convertible debt instruments. The guidance removes certain rules which required separation of the embedded conversion features from the host contract for convertible instruments. The updated guidance requires bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815, “Derivatives and Hedging”, or for convertible debt issued at a substantial premium. The guidance also amends the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ending July 31, 2023). This standard allows for a modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and therefore prior period financial information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
Upon adoption of the standard, the Company reclassified the previously bifurcated equity component of its 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt) to long-term debt, net, as the convertible option on the 0.0% Convertible Notes does not qualify as a derivatives under ASC 815 nor were the 0.0% Convertible Notes issued at a substantial premium. This reclassification was partially offset by an increase to retained earnings to reverse the previously recognized non-cash interest expense, net of tax that had been recorded as a result of amortization of the previously recorded debt discount. The adoption of this new guidance eliminates the recognition of non-cash interest expense in future periods due to the elimination of the debt discount associated with the 0.0% Convertible Notes.
The impact of adoption of ASU 2020-06 on the Consolidated Condensed Balance Sheet as of the adoption date was as follows (in thousands):

	As of August 1, 2022
Balance Sheet	Balances without the Adoption of ASU 2020-06	Adjustments	Balances with the adoption of ASU 2020-06
Liabilities
Long-term debt, net	$2,670,300	$74,822	$2,745,122
Deferred income taxes, net	$268,464	$(18,779)	$249,685
Stockholders’ equity
Additional paid-in capital	$1,184,577	$(80,066)	$1,104,511
Retained earnings	$895,889	$24,023	$919,912
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

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Mountain net revenue:
Lift	$710,052	$714,708	$1,362,195	$1,250,619
Ski School	145,134	120,897	277,512	214,442
Dining	101,683	79,826	206,953	146,395
Retail/Rental	135,008	126,497	335,284	281,704
Other	52,853	42,707	177,945	135,150
Total Mountain net revenue	$1,144,730	$1,084,635	$2,359,889	$2,028,310
Lodging net revenue:
Owned hotel rooms	$15,091	$18,295	$52,135	$53,362
Managed condominium rooms	38,409	37,494	82,604	83,703
Dining	15,422	14,646	45,435	33,296
Transportation	6,924	6,862	14,272	14,421
Golf	—	—	6,072	5,138
Other	12,380	9,925	37,235	31,641
	88,226	87,222	237,753	221,561
Payroll cost reimbursements	5,320	4,679	13,987	8,281
Total Lodging net revenue	$93,546	$91,901	$251,740	$229,842
Total Resort net revenue	$1,238,276	$1,176,536	$2,611,629	$2,258,152
Total Real Estate net revenue	155	129	7,967	624
Total net revenue	$1,238,431	$1,176,665	$2,619,596	$2,258,776

Contract Balances
Deferred revenue balances of a short-term nature were $448.3 million and $511.3 million as of April 30, 2023 and July 31, 2022, respectively. For the three and nine months ended April 30, 2023, the Company recognized approximately $201.5 million and $476.1 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2022. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $111.4 million, $117.2 million and $119.2 million as of April 30, 2023, July 31, 2022 and April 30, 2022, respectively. As of April 30, 2023, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years. Trade receivables, net were $351.6 million and $383.4 million as of April 30, 2023 and July 31, 2022, respectively.

Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and comprised $3.0 million, $3.8 million and $1.3 million as of April 30, 2023, July 31, 2022 and April 30, 2022, respectively. The amounts capitalized are subject to amortization commensurate with the revenue recognized for related pass products, which is recorded within Mountain and Lodging operating expenses on the Company’s Consolidated Condensed Statements of Operations. The Company recorded amortization of $12.3 million and $24.6 million, respectively, for these costs during the three and nine months ended April 30, 2023, and recorded amortization of $11.8 million and $21.9 million, respectively, for these costs during the three and nine months ended April 30, 2022.

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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elected to convert any remaining Exchangeco Shares to Vail Shares, which the Company had the ability to do once total Exchangeco Shares outstanding fell below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of April 30, 2023, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the three months ended April 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$325,006	$325,006	$372,550	$372,550
Weighted-average Vail Shares outstanding	39,620	39,620	40,537	40,537
Weighted-average Exchangeco Shares outstanding	—	—	31	31
Total Weighted-average shares outstanding	39,620	39,620	40,568	40,568
Effect of dilutive securities	—	104	—	110
Total shares	39,620	39,724	40,568	40,678
Net income per share attributable to Vail Resorts	$8.20	$8.18	$9.18	$9.16

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 24,000 and 8,000 for the three months ended April 30, 2023 and 2022, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2023 and 2022 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$396,714	$396,714	$456,609	$456,609
Weighted-average Vail Shares outstanding	40,081	40,081	40,485	40,485
Weighted-average Exchangeco Shares outstanding	1	1	33	33
Total Weighted-average shares outstanding	40,082	40,082	40,518	40,518
Effect of dilutive securities	—	98	—	266
Total shares	40,082	40,180	40,518	40,784
Net income per share attributable to Vail Resorts	$9.90	$9.87	$11.27	$11.20

The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 25,000 and 3,000 for the nine months ended April 30, 2023 and 2022, respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended April 30, 2023 and 2022, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and nine months ended April 30, 2023, the Company paid cash dividends of $2.06 and $5.88 per share, respectively ($81.6 million and $235.7 million, respectively). During the three and nine months ended April 30, 2022, the Company paid cash dividends of $1.91 and $3.67 per share, respectively ($77.5 million and $148.9 million, respectively, including cash dividends paid to Exchangeco shareholders). On June 7, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on July 12, 2023 to stockholders of record as of June 27, 2023.

5.    Long-Term Debt
Long-term debt, net as of April 30, 2023, July 31, 2022 and April 30, 2022 is summarized as follows (in thousands):

	Maturity	April 30, 2023	July 31, 2022	April 30, 2022
Vail Holdings Credit Agreement term loan (a)	2026	$1,031,250	$1,078,125	$1,093,750
Vail Holdings Credit Agreement revolver (a)	2026	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	11,075	11,717	21,012
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan (e)	2036	39,437	—	—
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	361,941	357,607	356,160
Whistler Blackcomb employee housing leases (f)	2042	28,770	—	—
Other	2023-2036	35,371	17,860	17,707
Total debt		2,849,581	2,807,046	2,830,366
Less: Unamortized premiums, discounts and debt issuance costs (b)		6,864	72,997	79,142
Less: Current maturities (g)		68,970	63,749	63,736
Long-term debt, net		$2,773,747	$2,670,300	$2,687,488

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

The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024. Subsequent to the Fifth Amendment, these interest rate swaps were amended to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows.

As of April 30, 2023, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a term loan facility with $1.0 billion outstanding. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in September 2026. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at SOFR plus a spread of 1.35% as of April 30, 2023 (6.33% as of April 30, 2023). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.25% as of April 30, 2023).

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. Under previous accounting guidance, the Company bifurcated the proceeds of the 0.0% Convertible Notes by estimating the fair value of the 0.0% Convertible Notes at issuance and allocating that portion to long-term debt, net, with the excess being recorded within additional paid-in capital. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and as a result, the Company reclassified the equity component of its 0.0% Convertible Notes to long-term debt, net, and will no longer record non-cash interest expense related to the amortization of the debt discount. Refer to Note 2, Summary of Significant Accounting Policies, for further information on ASU 2020-06. As of April 30, 2023, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $388.31.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was originally dated as of November 12, 2013, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. On April 14, 2023, the WB Partnerships along with other parties to the original agreement entered into the Second Amended and Restated Credit Agreement (as amended, the “Whistler Credit Agreement”). The amended Whistler Credit Agreement (i) extended the maturity date of the revolving credit facility to April 14, 2028; (ii) contained customary LIBOR replacement language for the use of rates based on SOFR with regard to borrowings under the facility made in U.S. dollars; and (iii) contained customary forward-looking transition language for the Canadian Dollar Offered Rate (“CDOR”) with regard to borrowings under the facility made in Canadian dollars, including, but not limited to, the use of rates based on the Canadian Overnight Repo Rate Average, which is a measure of the cost of overnight general collateral funding using Government of Canada treasury bills and bonds as collateral for repurchase transactions, and for which such transition is expected to occur no later than June 2024. No other significant terms of the agreement were amended. As of April 30, 2023, all borrowings under the Whistler Credit Agreement were made in Canadian dollars and bear interest at CDOR plus a spread of 1.75% (approximately 6.75% as of April 30, 2023). The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2023 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2023, interest on this note accrued at a rate of 11.72%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2023, interest on this note accrued at a rate of 11.24%.

iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2023, interest on this note accrued at a rate of 11.24%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2023, interest on this note accrued at a rate of 12.32%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2023, interest on this note accrued at a rate of 9.03%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of April 30, 2023, the Company had funded the EPR debt service reserve account in an amount equal to approximately $8.6 million, which was included in other current assets in the Company’s Consolidated Condensed Balance Sheet.

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

(f)During the nine months ended April 30, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb, resulting in an incremental finance lease liability on the commencement date of $28.6 million, which represents the minimum lease payments of $56.4 million, net of $27.8 million of amounts representing interest, for the initial 20 year term of the lease discounted at the estimated incremental borrowing rate. The Company recorded $28.6 million finance lease right-of-use assets in connection with these leases, which have a value of $27.9 million as of April 30, 2023, net of $0.7 million accumulated amortization, and are included within property, plant and equipment, net in the Company’s Consolidated Condensed Balance Sheet.

(g)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2023 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2023 (May 2023 through July 2023)	$16,743
2024	69,781
2025	669,210
2026	649,795
2027	845,090
Thereafter	598,962
Total debt	$2,849,581

The Company recorded interest expense of $39.1 million and $35.1 million for the three months ended April 30, 2023 and 2022, respectively, of which $1.7 million and $1.6 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $112.8 million and $112.0 million for the nine months ended April 30, 2023 and 2022, respectively, of which $4.9 million and $4.4 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $1.8 million and $5.6 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2023 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $1.0 million and $3.1 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2022 on the Company’s Consolidated Condensed Statements of Operations.

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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2023	July 31, 2022	April 30, 2022
Land and land improvements	$791,854	$763,432	$766,415
Buildings and building improvements	1,636,957	1,545,571	1,563,603
Machinery and equipment	1,784,197	1,505,236	1,524,191
Furniture and fixtures	334,173	307,867	320,695
Software	153,651	138,058	137,589
Vehicles	87,110	81,927	83,148
Construction in progress	105,729	127,282	97,813
Gross property, plant and equipment	4,893,671	4,469,373	4,493,454
Accumulated depreciation	(2,523,398)	(2,351,321)	(2,350,169)
Property, plant and equipment, net	$2,370,273	$2,118,052	$2,143,285

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2023	July 31, 2022	April 30, 2022
Trade payables	$114,164	$151,263	$104,101
Deferred revenue	448,321	511,306	326,008
Accrued salaries, wages and deferred compensation	50,931	64,570	69,793
Accrued benefits	54,631	45,202	55,453
Deposits	40,326	37,731	45,820
Operating lease liabilities	37,046	34,218	39,526
Other liabilities	122,950	98,540	101,544
Total accounts payable and accrued liabilities	$868,369	$942,830	$742,245

The changes in the net carrying amount of goodwill by segment for the nine months ended April 30, 2023 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2022	$1,709,922	$45,006	$1,754,928
Acquisition (including measurement period adjustments)	3,800	—	3,800
Disposal of retail and rental stores(1)	(5,975)	—	(5,975)
Effects of changes in foreign currency exchange rates	(58,720)	—	(58,720)
Balance at April 30, 2023	$1,649,027	$45,006	$1,694,033
(1) On May 1, 2023, the Company completed a sale of five retail and rental stores in Telluride, Colorado (the “Disposal Group”) to an unrelated party for cash, which the Company determined constituted the sale of a business. As of April 30, 2023, the Company classified the Disposal Group as held-for-sale, allocated a proportionate share of the applicable reporting unit’s goodwill to the Disposal Group, and reduced the carrying value of the Disposal Group to its net realizable value.

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

	Estimated Fair Value Measurement as of April 30, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$519,010	$519,010	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$107,590	$—	$107,590	$—
Interest Rate Swaps	$16,707	$—	$16,707	$—
Liabilities:
Contingent Consideration	$71,100	$—	$—	$71,100

	Estimated Fair Value Measurement as of July 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$505,901	$505,901	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,473	$—	$9,473	$—
Interest Rate Swaps	$12,301	$—	$12,301	$—
Liabilities:
Contingent Consideration	$42,400	$—	$—	$42,400

	Estimated Fair Value Measurement as of April 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$504,612	$504,612	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,556	$—	$9,556	$—
Interest Rate Swaps	$13,216	$—	$13,216	$—
Liabilities:
Contingent Consideration	$43,700	$—	$—	$43,700

The Company’s cash equivalents, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other assets on the Company’s Consolidated Condensed Balance Sheets.

The changes in Contingent Consideration during the nine months ended April 30, 2023 and 2022 were as follows (in thousands):

Balance as of July 31, 2022 and 2021, respectively	$42,400	$29,600
Payments	(18,936)	(7,480)
Change in estimated fair value	47,636	21,580
Balance as of April 30, 2023 and 2022, respectively	$71,100	$43,700

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established upon our acquisition of the resort, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor. Other key inputs included a discount rate of 11.1%, volatility of 17.0% and other assumptions, which together with future period Park City EBITDA are all unobservable inputs and thus are considered Level 3 inputs. During the nine months ended April 30, 2023, the Company made a payment to the landlord for Contingent Consideration of approximately $18.9 million, which increased compared to the prior year, primarily due to improved Park City performance for the period ended July 31, 2022.

During the nine months ended April 30, 2023, the Company observed a continued trend of improved performance which led to a reassessment of the long-term EBITDA assumptions used to estimate the fair value of the liability. As a result, the Company recorded an increase in the liability of approximately $47.6 million which was primarily related to an increase in the expected long-term EBITDA performance for Park City as well as the expected payment to be made in October 2023 for the resort’s performance for the year ending July 31, 2023. The increased expectations for long-term EBITDA performance for Park City are based on an average of historical results observed for the resort, which include actual and expected performance for the year ended July 31, 2022 and the year ending July 31, 2023, respectively. Future period actual EBITDA performance for Park City may differ significantly from these estimates, which could have a material impact on the estimated fair value of the Contingent Consideration liability. The estimated fair value of the Contingent Consideration liability is approximately $71.1 million, which is recorded in accounts payable and accrued liabilities and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of April 30, 2023. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $10.1 million to $14.0 million.

9.    Commitments and Contingencies
Metropolitan Districts
The Company credit-enhances $6.3 million of bonds issued by Holland Creek Metropolitan District (“HCMD”) through a $6.4 million letter of credit issued under the Vail Holdings Credit Agreement. HCMD’s bonds were issued and used to build infrastructure associated with the Red Sky Ranch residential development. The Company has agreed to pay capital improvement fees to the Red Sky Ranch Metropolitan District (“RSRMD”) until RSRMD’s revenue streams from property taxes are sufficient to meet debt service requirements under HCMD’s bonds. The Company has recorded a liability of $1.7 million, $1.8 million and $1.8 million primarily within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets, as of April 30, 2023, July 31, 2022 and April 30, 2022, respectively, with respect to the estimated present value of future RSRMD capital improvement fees. The Company estimates it will make capital improvement fee payments under this arrangement through the fiscal year ending July 31, 2031.

Guarantees/Indemnifications
As of April 30, 2023, the Company had various other letters of credit outstanding totaling $77.2 million, consisting of $53.4 million to support the Employee Housing Bonds and $23.8 million primarily for insurance-related deductibles, a wind energy purchase agreement and workers’ compensation. The Company also had surety bonds of $13.1 million as of April 30, 2023, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business that include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities related to licensees in connection with third-parties’ use of the Company’s trademarks and logos, liabilities associated with the infringement of other parties’ technology and software products, liabilities associated with the use of easements, liabilities associated with employment of contract workers and the Company’s use of trustees and liabilities associated with the Company’s use of public lands and environmental matters. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2023, July 31, 2022 and April 30, 2022, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net revenue:
Mountain	$1,144,730	$1,084,635	$2,359,889	$2,028,310
Lodging	93,546	91,901	251,740	229,842
Total Resort net revenue	1,238,276	1,176,536	2,611,629	2,258,152
Real Estate	155	129	7,967	624
Total net revenue	$1,238,431	$1,176,665	$2,619,596	$2,258,776
Segment operating expense:
Mountain	$537,898	$488,998	$1,446,727	$1,157,476
Lodging	77,150	77,362	243,754	203,384
Total Resort operating expense	615,048	566,360	1,690,481	1,360,860
Real Estate	1,679	1,609	9,371	4,590
Total segment operating expense	$616,727	$567,969	$1,699,852	$1,365,450
Gain on sale of real property	$88	$189	$845	$1,151
Mountain equity investment income, net	$94	$363	$482	$2,695
Reported EBITDA:
Mountain	$606,926	$596,000	$913,644	$873,529
Lodging	16,396	14,539	7,986	26,458
Resort	623,322	610,539	921,630	899,987
Real Estate	(1,436)	(1,291)	(559)	(2,815)
Total Reported EBITDA	$621,886	$609,248	$921,071	$897,172
Real estate held for sale or investment	$90,078	$95,519	$90,078	$95,519
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$325,006	$372,550	$396,714	$456,609
Net income attributable to noncontrolling interests	18,160	14,033	23,011	21,383
Net income	343,166	386,583	419,725	477,992
Provision for income taxes	124,289	118,211	145,315	110,407
Income before income taxes	467,455	504,794	565,040	588,399
Depreciation and amortization	69,097	65,655	199,700	189,214
Change in estimated fair value of contingent consideration	45,900	2,800	47,636	21,580
Loss (gain) on disposal of fixed assets and other, net	6,269	51	8,055	(16,163)
Investment income and other, net	(7,740)	(224)	(17,734)	(980)
Foreign currency loss on intercompany loans	1,766	1,040	5,563	3,079
Interest expense, net	39,139	35,132	112,811	112,043
Total Reported EBITDA	$621,886	$609,248	$921,071	$897,172

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. The Company repurchased 1,777,730 Vail Shares during the three and nine months ended April 30, 2023 (at a total cost of approximately $400.0 million, excluding accrued excise tax, as discussed further below). The Company repurchased 144,875 Vail Shares during the three and nine months ended April 30, 2022 (at a total cost of approximately $37.5 million). Since inception of its share repurchase program through April 30, 2023, the Company has repurchased 8,243,438 Vail Shares for approximately $879.4 million. As of April 30, 2023, 1,756,562 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

On August 16, 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of estimated share issuances) made after December 31, 2022. As a result, the Company accrued approximately $3.9 million of excise tax in connection with the share repurchases it completed during the three and nine months ended April 30, 2023, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and accounts payable and accrued liabilities on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2023 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2023 and 2022 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2022.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) is included in the following discussion because we consider this measurement to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and Resort Reported EBITDA, and long-term debt, net to Net Debt.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European destination mountain resorts and regional ski areas (collectively, “Resorts”) typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first fiscal quarter is a seasonally low period as most of our North American and European ski operations are generally not open for business until our second fiscal quarter, while the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during the seasonally low periods at our North American and European Resorts. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 62% and 66% of Mountain segment net revenue for the three months ended April 30, 2023 and 2022, respectively, and approximately 58% and 62% of Mountain net revenue for the nine months ended April 30, 2023 and 2022, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2022/2023 North American ski season, Destination guests comprised approximately 57% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 58% and 42%, respectively, for the 2021/2022 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

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

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the nine months ended April 30, 2023 and 2022, approximately 61% and 62%, respectively, of our total lift revenue recognized was derived from pass revenue.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% and 96% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended April 30, 2023 and 2022, respectively, and 81% and 82% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the nine months ended April 30, 2023 and 2022, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs from mid-May through the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The economies in the countries in which we operate may be impacted by economic challenges associated with rising inflation, increasing interest rates, financial institution disruptions and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns may have a pronounced impact on visitation to our Resorts. We cannot predict the ultimate extent of such potential economic challenges, whether in North America or globally.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2023, we began our season pass sales program for the 2023/2024 North American ski season. Pass product sales through May 30, 2023 for the upcoming 2023/2024 North American ski season increased approximately 6% in units and approximately 11% in sales dollars as compared to the prior year through May 31, 2022. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if this favorable trend will continue through the 2023 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2023/2024 North American ski season.

•Our results throughout the 2022/2023 North American ski season highlight both the stability resulting from the advance commitment from season pass products and our strong operational execution through the season. The winter season included significant weather-related challenges related to the travel disruptions over the peak holiday period, abnormal weather variability across our Midwest, Mid-Atlantic and Northeast resorts (collectively, “Eastern” U.S. resorts), and significant storm related disruptions at our Tahoe resorts. Despite these weather events, we grew visitation, resort net revenue and Resort Reported EBITDA to record levels, supported by the stability created from our advance commitment strategy, and a strong finish to the season with good spring conditions at our resorts in Colorado, Utah, Tahoe and the Northeastern U.S. Our ancillary businesses, including ski school, dining, and retail/rental, experienced strong growth compared to the prior year period, when those businesses were impacted by capacity constraints driven by staffing, and in the case of dining, by operational restrictions associated with COVID-19. Staffing levels enabled our mountain resorts to deliver a strong guest experience resulting in a significant improvement in guest satisfaction scores, which exceeded pre-COVID-19 levels at our destination resorts.

•Given that we operate in the travel and leisure industry, we are subject to risks related to public health emergencies, including the potential outbreak and spread of contagious disease. Public health emergencies may lead to adverse economic impacts in global and local economies, including the economies in which we operate, which may in turn impact consumer demand, the willingness or ability of guests to travel, guest visitation, staffing levels or financial results. We cannot predict the ultimate impact that any potential public health emergency may have on our results of operations, particularly in the event of any staffing challenges caused thereby, or from any resultant impact to our guest visitation, guest spending or other related trends.

•As of April 30, 2023, we had $896.1 million of cash and cash equivalents, as well as $420.4 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on August 31, 2022 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $79.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2023, we had C$281.6 million ($207.9 million) available under the revolver component of the Whistler Credit Agreement which represents the total commitment of C$300.0 million ($221.5 million) less outstanding borrowings of C$15.0 million ($11.1 million) and a letter of credit outstanding of C$3.4 million ($2.5 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. The total consideration we paid was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to ASA. As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million). The proceeds paid to ASA will be fully reinvested into the real estate developments in the base area. ASA retains a 40% ownership stake, with a group of existing shareholders comprising the remaining 5% ownership. We are providing unlimited and unrestricted access to Andermatt-Sedrun on the Epic Pass for the 2022/2023 and 2023/2024 ski seasons, as well as providing access on other pass products. We cannot predict the ultimate impact the acquisition of Andermatt-Sedrun will have on our future results from operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2023, compared to the three and nine months ended April 30, 2022 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net income attributable to Vail Resorts, Inc.	$325,006	$372,550	$396,714	$456,609
Income before provision for income taxes	$467,455	$504,794	$565,040	$588,399
Mountain Reported EBITDA	$606,926	$596,000	$913,644	$873,529
Lodging Reported EBITDA	16,396	14,539	7,986	26,458
Resort Reported EBITDA	$623,322	$610,539	$921,630	$899,987
Real Estate Reported EBITDA	$(1,436)	$(1,291)	$(559)	$(2,815)

The consolidated condensed results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Andermatt-Sedrun (acquired August 3, 2022) and Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area (together, the “Seven Springs Resorts,” acquired December 31, 2021) prospectively from their respective dates of acquisition.

Mountain Segment
Three months ended April 30, 2023 compared to the three months ended April 30, 2022
Mountain segment operating results for the three months ended April 30, 2023 and 2022 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Mountain net revenue:
Lift	$710,052	$714,708	(0.7)%
Ski school	145,134	120,897	20.0%
Dining	101,683	79,826	27.4%
Retail/rental	135,008	126,497	6.7%
Other	52,853	42,707	23.8%
Total Mountain net revenue	1,144,730	1,084,635	5.5%
Mountain operating expense:
Labor and labor-related benefits	242,275	209,729	15.5%
Retail cost of sales	36,551	34,940	4.6%
Resort related fees	53,454	49,426	8.1%
General and administrative	73,791	77,000	(4.2)%
Other	131,827	117,903	11.8%
Total Mountain operating expense	537,898	488,998	10.0%
Mountain equity investment income, net	94	363	(74.1)%
Mountain Reported EBITDA	$606,926	$596,000	1.8%

Total skier visits	9,242	8,702	6.2%
ETP	$76.83	$82.13	(6.5)%
Mountain Reported EBITDA includes $4.9 million and $5.1 million of stock-based compensation expense for the three months ended April 30, 2023 and 2022, respectively.

Mountain Reported EBITDA increased $10.9 million, or 1.8%, primarily due to increases in revenue from our ancillary lines of business, which were disproportionately impacted by COVID-19 restrictions and limitations in the prior year. This increase was partially offset by the timing of recognition of pass revenue, resulting in a $40 million decrease due to delayed openings for a number of our destination mountain resorts in the prior year and early openings of certain Resorts for the current year, which was partially offset by an increase in pass product sales for the 2022/2023 North American ski season. Additionally, Mountain Reported EBITDA decreased as a result of (i) increased labor and labor-related benefits and general and administrative expense, primarily as a result of investments in North American employee wages, (ii) increases in variable expenses associated with increased revenues and (iii) the impact of inflation.

Lift revenue decreased $4.7 million, or 0.7%, primarily due to a decrease in North American pass revenue, partially offset by an increase in non-pass lift ticket revenue. Pass revenue decreased 3.6%, which was primarily driven by the timing of recognition of pass revenue as a result of the prior year impact of delayed Resort openings due to challenging early season conditions for the 2021/2022 North American ski season and early Resort openings for the current 2022/2023 North American ski season, which resulted in a lower allocation of pass revenue into our third fiscal quarter, partially offset by an increase in pass product sales for the 2022/2023 North American ski season, as discussed above. Non-pass revenue increased 3.2%, driven by an increase in non-pass ETP (excluding Andermatt-Sedrun) of 13.0%, as well as incremental revenue from Andermatt-Sedrun of $7.4 million, partially offset by a decrease in visitation driven by early resort closures at our Mid-Atlantic and Midwest resorts as a result of unfavorable weather conditions in the region, as well as a continued increase in the conversion of guests from non-pass lift ticket purchases into advance commitment pass product purchases. Total non-pass ETP, including the impact of Andermatt-Sedrun, increased 8.8%.

Ski school revenue increased $24.2 million, or 20.0%, dining revenue increased $21.9 million, or 27.4%, and retail/rental revenue increased $8.5 million, or 6.7%, each primarily driven by the greater impact of COVID-19 and related limitations and restrictions in the prior year, including staffing challenges which limited our ability to operate at full capacity, as well as increased skier visitation which drove additional demand for ancillary products and services.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $10.1 million, or 23.8%, primarily driven by staffing challenges in the prior year which impacted the company’s ability to operate ancillary services and other on-mountain activities at full capacity, as well as increased skier visitation which drove additional demand for ancillary services.

Operating expense increased $48.9 million, or 10.0%, which was primarily attributable to investments in employee wages and salaries, as well as increased variable expenses associated with increased revenue, the impact of inflation and incremental expenses associated with Andermatt-Sedrun.

Labor and labor-related benefits increased 15.5%, primarily due to investments in wages and salaries for North American employees, as well as incremental expenses from Andermatt-Sedrun of $5.6 million, partially offset by a reduction of expense of $12.7 million related to a prior year end of season bonus program for employees not eligible for our management incentive plan, which did not recur in the current year. Retail cost of sales increased 4.6%, compared to an increase in retail sales of 8.0%, reflecting increased margins on a higher mix of newer, higher-margin retail products. Resort related fees increased 8.1% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense decreased 4.2%, primarily due to a decrease in variable compensation accruals, partially offset by investments in employee wages and salaries across nearly all corporate functions. Other expense increased 11.8%, primarily due to increases in variable operating expenses associated with increased revenues.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022
Mountain segment operating results for the nine months ended April 30, 2023 and 2022 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Mountain net revenue:
Lift	$1,362,195	$1,250,619	8.9%
Ski school	277,512	214,442	29.4%
Dining	206,953	146,395	41.4%
Retail/rental	335,284	281,704	19.0%
Other	177,945	135,150	31.7%
Total Mountain net revenue	2,359,889	2,028,310	16.3%
Mountain operating expense:
Labor and labor-related benefits	627,857	468,848	33.9%
Retail cost of sales	105,489	85,851	22.9%
Resort related fees	100,635	89,419	12.5%
General and administrative	254,445	219,262	16.0%
Other	358,301	294,096	21.8%
Total Mountain operating expense	1,446,727	1,157,476	25.0%
Mountain equity investment income, net	482	2,695	(82.1)%
Mountain Reported EBITDA	$913,644	$873,529	4.6%

Total skier visits	18,543	16,279	13.9%
ETP	$73.46	$76.82	(4.4)%
Mountain Reported EBITDA includes $16.0 million and $15.9 million of stock-based compensation expense for the nine months ended April 30, 2023 and 2022, respectively.

Mountain Reported EBITDA increased $40.1 million, or 4.6%. The increase was driven by: (i) our Australian operations, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-19 related closures in the prior year at Perisher, Falls Creek and Hotham; (ii) an increase in North American pass revenue, which was impacted by an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year; and (iii) an overall increase in skier visitation that benefited our ancillary lines of business, which remained disproportionately impacted by COVID-19 restrictions and limitations in the prior year. These increases were partially offset by: (i) increased labor and labor-related benefits and general and administrative expense, primarily as a result of investments in North American employee wages and increased headcount to support more normalized staffing and operations at our Resorts; (ii) increased variable expenses associated with increased revenues; (iii) increased expenses related to variable weather conditions; and (iv) the impact of inflation. Mountain segment results also include $3.0 million and $3.6 million of acquisition and integration related expenses for the nine months ended April 30, 2023 and 2022, respectively.

Lift revenue increased $111.6 million, or 8.9%, due to increases in both non-pass revenue and pass revenue. Non-pass revenue increased 11.0%, primarily driven by our Australian ski areas, which experienced record visitation and favorable snow conditions in the current year following periodic COVID-related closures and restrictions in the prior year, as well as incremental revenue from Andermatt-Sedrun of $13.8 million. Pass revenue increased 7.6% primarily as a result of an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year, as well as an increase in pass product sales for the 2022 Australian ski season compared to the prior year.

Ski school revenue increased $63.1 million, or 29.4%, dining revenue increased $60.6 million, or 41.4%, and retail/rental revenue increased $53.6 million, or 19.0%, each primarily driven by the greater impact of COVID-19 and related limitations and restrictions in the prior year, including staffing challenges which limited our ability to operate at full capacity, as well as increased skier visitation.

Other revenue mainly consists of summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $42.8 million or 31.7%, primarily driven by an increase in summer and winter visitation at our North American Resorts compared to the prior year. Additionally, the increase was driven by the greater impact of COVID-19 and related limitations and restrictions in the prior year, which impacted the company’s ability to operate ancillary services and other on-mountain activities at full capacity, as well as our Australian ski areas, which were disproportionately impacted by restrictions on international travel in the prior year.

Operating expense increased $289.3 million or 25.0%, which was primarily attributable to investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our Resorts, as well as increased variable expenses associated with increased revenue, the impact of inflation and incremental expenses associated with Andermatt-Sedrun and the Seven Springs Resorts. Additionally, operating expense includes $3.0 million and $3.6 million of acquisition and integration related expenses for the nine months ended April 30, 2023 and 2022, respectively.

Labor and labor-related benefits increased 33.9%, primarily due to investments in wages and salaries for North American employees and increased headcount to support more normalized staffing and operations at our Resorts, as well as an increase in Australian operations as a result of periodic closures during the prior year, additional labor costs incurred as a result of variable weather conditions, and incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $18.3 million for the comparable period they were not owned in the prior year. Retail cost of sales increased 22.9%, compared to an increase in retail sales of 20.3%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 12.5% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 16.0%, due to an increase in costs across nearly all corporate functions, which were primarily driven by investments in employee wages and salaries. Other expense increased 21.8%, primarily due to increases in variable operating expenses associated with increased revenues, in addition to incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $14.3 million for the comparable period they were not owned in the prior year, increased utility costs of $10.4 million associated with higher variable rates and increased snowmaking operations at our Eastern U.S. ski areas, and an increase in repairs and maintenance expense of $5.0 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended April 30, 2023 compared to the three months ended April 30, 2022
Lodging segment operating results for the three months ended April 30, 2023 and 2022 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Lodging net revenue:
Owned hotel rooms	$15,091	$18,295	(17.5)%
Managed condominium rooms	38,409	37,494	2.4%
Dining	15,422	14,646	5.3%
Transportation	6,924	6,862	0.9%
Other	12,380	9,925	24.7%
	88,226	87,222	1.2%
Payroll cost reimbursements	5,320	4,679	13.7%
Total Lodging net revenue	93,546	91,901	1.8%
Lodging operating expense:
Labor and labor-related benefits	35,482	35,187	0.8%
General and administrative	15,069	14,764	2.1%
Other	21,279	22,732	(6.4)%
	71,830	72,683	(1.2)%
Reimbursed payroll costs	5,320	4,679	13.7%
Total Lodging operating expense	77,150	77,362	(0.3)%
Lodging Reported EBITDA	$16,396	$14,539	12.8%

Owned hotel statistics(1):
ADR	$357.18	$330.52	8.1%
RevPAR	$170.35	$173.30	(1.7)%
Managed condominium statistics:
ADR	$514.61	$508.24	1.3%
RevPAR	$218.79	$215.48	1.5%
Owned hotel and managed condominium statistics (combined)(1):
ADR	$478.35	$458.99	4.2%
RevPAR	$208.59	$205.50	1.5%
(1) RevPAR for the three months ended April 30, 2023 declined from the prior comparative period primarily due to the sale of the DoubleTree at Breckenridge hotel, which was sold after the 2021/2022 ski season, partially offset by price increases at our other lodging properties.
Lodging Reported EBITDA includes $0.9 million of stock-based compensation expense for both the three months ended April 30, 2023 and 2022.
Lodging Reported EBITDA increased $1.9 million, or 12.8%. Revenue from owned hotel rooms decreased $3.2 million, or 17.5%, primarily due to a reduction in revenue from the DoubleTree at Breckenridge hotel, which we sold after the 2021/2022 ski season. Other revenue increased $2.5 million, or 24.7%, primarily due to increases in ancillary and other revenues.
Operating expense (excluding reimbursed payroll costs) decreased 1.2%. Other expense decreased 6.4%, primarily due to a reduction in variable expenses from the DoubleTree at Breckenridge hotel, which we sold after the 2021/2022 ski season.

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
Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022
Lodging segment operating results for the nine months ended April 30, 2023 and 2022 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Lodging net revenue:
Owned hotel rooms	$52,135	$53,362	(2.3)%
Managed condominium rooms	82,604	83,703	(1.3)%
Dining	45,435	33,296	36.5%
Transportation	14,272	14,421	(1.0)%
Golf	6,072	5,138	18.2%
Other	37,235	31,641	17.7%
	237,753	221,561	7.3%
Payroll cost reimbursements	13,987	8,281	68.9%
Total Lodging net revenue	251,740	229,842	9.5%
Lodging operating expense:
Labor and labor-related benefits	111,894	92,925	20.4%
General and administrative	49,830	40,997	21.5%
Other	68,043	61,181	11.2%
	229,767	195,103	17.8%
Reimbursed payroll costs	13,987	8,281	68.9%
Total Lodging operating expense	243,754	203,384	19.8%
Lodging Reported EBITDA	$7,986	$26,458	(69.8)%

Owned hotel statistics(1):
ADR	$313.59	$307.80	1.9%
RevPAR	$156.55	$167.90	(6.8)%
Managed condominium statistics:
ADR	$450.98	$443.10	1.8%
RevPAR	$146.33	$142.55	2.7%
Owned hotel and managed condominium statistics (combined):
ADR	$407.07	$399.21	2.0%
RevPAR	$148.72	$148.14	0.4%
(1) Owned hotel RevPAR for the nine months ended April 30, 2023 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Seven Springs Resorts for the full year-to-date period, compared to only being included for four months in the prior year period, as well as the sale of the DoubleTree at Breckenridge hotel, which was sold after the 2021/2022 ski season, partially offset by price increases at our other lodging properties.
Lodging Reported EBITDA includes $3.0 million and $2.9 million of stock-based compensation expense for the nine months ended April 30, 2023 and 2022, respectively.
Lodging Reported EBITDA decreased $18.5 million, or 69.8%, primarily driven by an increase in labor and labor-related benefits and general and administrative expense, including investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our lodging properties.

Revenue from owned hotel rooms decreased $1.2 million, or 2.3%, primarily due to a reduction in revenue from the Breckenridge DoubleTree hotel, which we sold after the 2021/2022 ski season, partially offset by incremental revenue from the Seven Springs Resorts of $4.2 million for the comparable period they were not owned in the prior year. Revenue from managed condominium rooms decreased $1.1 million, or 1.3%, primarily due to decreased revenue at our lodging properties proximate to our western U.S. Resorts as a result of a reduction of available rooms in our managed rooms inventory, partially offset by an increase in revenue of $2.4 million at our lodging properties in the Northeastern U.S. and at Whistler Blackcomb as a result of increased occupancy and ADR. Dining revenue increased $12.1 million, or 36.5%, primarily due to incremental revenue from the Seven Springs Resorts of $7.2 million for the comparable period they were not owned in the prior year, as well as increases in revenue at our other lodging properties as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year. Other revenue increased $5.6 million, or 17.7%, primarily due to increases in ancillary revenue associated with the return to more normalized operations.
Operating expense (excluding reimbursed payroll costs) increased 17.8%. Labor and labor-related benefits increased 20.4%, primarily due to investments in employee wages and salaries, and increased headcount to support more normalized staffing and operations at our lodging properties as compared to prior year, as well as incremental costs from the Seven Springs Resorts of $6.8 million for the comparable period they were not owned in the prior year. General and administrative expense increased 21.5% compared to the prior year, due to an increase in costs across nearly all corporate functions, and particularly for our central reservations booking service, which were primarily driven by employee wage and salary investments. Other expense increased 11.2%, primarily related to increases in variable expenses associated with increased revenues, as well as incremental costs from the Seven Springs Resorts of $4.2 million for the comparable period they were not owned in the prior year.
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

Three months ended April 30, 2023 compared to the three months ended April 30, 2022
Real Estate segment operating results for the three months ended April 30, 2023 and 2022 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Total Real Estate net revenue	$155	$129	20.2%
Total Real Estate operating expense	1,679	1,609	4.4%
Gain on sale of real property	88	189	(53.4)%
Real Estate Reported EBITDA	$(1,436)	$(1,291)	(11.2)%

We did not close on any significant real estate transactions during the three months ended April 30, 2023 and 2022.

Total operating expense for both the three months ended April 30, 2023 and 2022 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022
Real Estate segment operating results for the nine months ended April 30, 2023 and 2022 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2023	2022
Total Real Estate net revenue	$7,967	$624	1,176.8%
Real Estate operating expense:
Cost of sales (including sales commission)	5,146	244	2,009.0%
Other	4,225	4,346	(2.8)%
Total Real Estate operating expense	9,371	4,590	104.2%
Gain on sale of real property	845	1,151	(26.6)%
Real Estate Reported EBITDA	$(559)	$(2,815)	80.1%

During the nine months ended April 30, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the nine months ended April 30, 2023 and 2022 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2023	2022		2023	2022
Depreciation and amortization	$(69,097)	$(65,655)	5.2%	$(199,700)	$(189,214)	5.5%
Change in estimated fair value of contingent consideration	$(45,900)	$(2,800)	1,539.3%	$(47,636)	$(21,580)	120.7%
(Loss) gain on disposal of fixed assets and other, net	$(6,269)	$(51)	12,192.2%	$(8,055)	$16,163	(149.8)%
Investment income and other, net	$7,740	$224	3,355.4%	$17,734	$980	1,709.6%
Provision for income taxes	$(124,289)	$(118,211)	5.1%	$(145,315)	$(110,407)	31.6%
Effective tax rate	26.6%	23.4%	3.2 pts	25.7%	18.8%	6.9 pts

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2023 increased $3.4 million and $10.5 million, respectively, compared to the same periods in the prior year, primarily due to assets acquired in the acquisition of Andermatt-Sedrun.

Change in estimated fair value of contingent consideration. We recorded expenses of $45.9 million and $47.6 million, respectively, for the three and nine months ended April 30, 2023, primarily related to an increase in the expected long-term EBITDA performance for Park City, as well as an increase in the expected contingent rent payment to be made for the fiscal year ending July 31, 2023. We recorded expenses of $2.8 million and $21.6 million, respectively, for the three and nine months ended April 30, 2022, primarily related to an increase in the estimated contingent consideration payment for the fiscal year ended July 31, 2022. See Notes to the Consolidated Condensed Financial Statements for additional information.

(Loss) gain on disposal of fixed assets and other, net. (Loss) gain on disposal of fixed assets and other, net for the three and nine months ended April 30, 2023 included a loss of $5.9 million related to the classification of five retail and rental stores in Telluride, Colorado as held-for-sale as of April 30, 2023, which were subsequently sold on May 1, 2023. (Loss) gain on disposal of fixed assets and other, net for the nine months ended April 30, 2022 included (i) $7.9 million from the sale of an administrative building in Avon, Colorado and (ii) proceeds from the NPS related to a partial payment for leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company. This payment was made at the request of the NPS.

Investment income and other, net. Investment income and other, net for the three and nine months ended April 30, 2023 increased $7.5 million and $16.8 million, respectively, compared to the same period in the prior year, primarily as a result of an increase in earned interest rates.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three and nine months ended April 30, 2023 was 26.6% and 25.7%, respectively, compared to 23.4% and 18.8%, respectively, for the three and nine months ended April 30, 2022.

The increase in the effective tax rates for both the three and nine months ended April 30, 2023 compared to the three and nine months ended April 30, 2022 was primarily due to a shift in income to higher tax rate jurisdictions, as well as a reduction in favorable discrete items, including excess tax benefits from employee share award exercises (which decreased $0.7 million and $17.9 million for the three and nine months ended April 30, 2023, respectively).

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2023 and 2022 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net income attributable to Vail Resorts, Inc.	$325,006	$372,550	$396,714	$456,609
Net income attributable to noncontrolling interests	18,160	14,033	23,011	21,383
Net income	343,166	386,583	419,725	477,992
Provision for income taxes	124,289	118,211	145,315	110,407
Income before provision for income taxes	467,455	504,794	565,040	588,399
Depreciation and amortization	69,097	65,655	199,700	189,214
Loss (gain) on disposal of fixed assets and other, net	6,269	51	8,055	(16,163)
Change in fair value of contingent consideration	45,900	2,800	47,636	21,580
Investment income and other, net	(7,740)	(224)	(17,734)	(980)
Foreign currency loss on intercompany loans	1,766	1,040	5,563	3,079
Interest expense, net	39,139	35,132	112,811	112,043
Total Reported EBITDA	$621,886	$609,248	$921,071	$897,172

Mountain Reported EBITDA	$606,926	$596,000	$913,644	$873,529
Lodging Reported EBITDA	16,396	14,539	7,986	26,458
Resort Reported EBITDA	623,322	610,539	921,630	899,987
Real Estate Reported EBITDA	(1,436)	(1,291)	(559)	(2,815)
Total Reported EBITDA	$621,886	$609,248	$921,071	$897,172
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2023	2022
Long-term debt, net	$2,773,747	$2,687,488
Long-term debt due within one year	68,970	63,736
Total debt	2,842,717	2,751,224
Less: cash and cash equivalents	896,089	1,401,168
Net Debt	$1,946,628	$1,350,056

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2023 and 2022 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$726,883	$772,984
Net cash used in investing activities	$(221,260)	$(255,565)
Net cash used in financing activities	$(703,176)	$(352,653)

Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022
We generated $726.9 million of cash from operating activities during the nine months ended April 30, 2023, a decrease of $46.1 million compared to $773.0 million generated during the nine months ended April 30, 2022. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $55.8 million, (ii) decreased Mountain and Lodging segment results (excluding pass product revenue) for the nine months ended April 30, 2023 compared to the prior year and (iii) an increase in payments for accounts payable and accrued liabilities primarily associated with the lower level of operations as of the beginning of the prior fiscal year. These decreases were partially offset by an increase in pass and other product sales and receivable collections of approximately $61.4 million, as well as a decrease in inventory purchases of $16.7 million. Additionally, we generated $7.5 million of proceeds from real estate land parcel sales during the nine months ended April 30, 2023.

Cash used in investing activities for the nine months ended April 30, 2023 decreased by $34.3 million primarily due to the prior year acquisition of the Seven Springs Resorts for $118.1 million, as well as the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) made in July 2022 as a result of the acquisition of Andermatt-Sedrun in the current year, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed. These decreases were partially offset by (i) an increase in capital expenditures of approximately $99.4 million as compared to the prior year, driven by our significant investment in lift upgrades in calendar year 2022; (ii) $48.8 million of short-term investments in bank deposits in the current year, net of maturities, which were invested in deposits with maturity dates of more than three months at the date of purchase and are therefore not reflected as cash equivalents; (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022 and (iv) proceeds in the prior year due to payment from the NPS related to a leasehold surrender interest at GTLC associated with assets that had been fully depreciated by the Company, as well as the sale of an administrative building in Avon, CO, which did not recur in the current year.

Cash used in financing activities increased by $350.5 million during the nine months ended April 30, 2023 compared to the nine months ended April 30, 2022, primarily due to an increase in repurchases of common stock of $362.5 million and an increase in dividends paid of $86.8 million. These increases were partially offset by a decrease in debt repayments, including (i) the prior year repayment associated with the maturity of the EB-5 Development Notes, which were assumed in our acquisition of Peak Resorts, Inc. ($51.5 million) and (ii) net payments under the revolver component of our Whistler Credit Agreement ($23.1 million), as well as a decrease in employee taxes paid for share award exercises ($32.1 million).

Significant Sources of Cash
We had $0.9 billion of cash and cash equivalents as of April 30, 2023, compared to $1.4 billion as of April 30, 2022, and the decrease was primarily due to increased activity during the current quarter associated with our share repurchase program. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $896.1 million of cash and cash equivalents at April 30, 2023, we had $420.4 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2023 (which represents the total commitment of $500.0 million less outstanding letters of credit of $79.6 million). Additionally, we had C$281.6 million ($207.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($221.5 million) less outstanding borrowings of C$15.0 million ($11.1 million) and certain outstanding letters of credit of C$3.4 million ($2.5 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus a spread of 1.60% and the Canadian Dollar Offered Rate plus 1.75%, respectively.

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

Debt
As of April 30, 2023, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.8 billion debt outstanding as of April 30, 2023) are not due until fiscal year 2026 and beyond. As of both April 30, 2023 and 2022, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.4 billion as of April 30, 2022 to $1.9 billion as of April 30, 2023, primarily due to expenditures associated with our share repurchase program.

As of April 30, 2023, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of cash on hand, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of variable-rate debt outstanding as of April 30, 2023. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $6.9 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements, which can be mitigated by adjustments to capital expenditures, flexibility of investment activities and the ability to obtain favorable future financing. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On June 7, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on July 12, 2023 to stockholders of record as of June 27, 2023. For the nine months ended April 30, 2023, we paid cash dividends of $5.88 per share ($235.7 million in the aggregate). We funded the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. During the nine months ended April 30, 2023 and 2022, respectively, we repurchased 1,777,730 shares (at a total cost of approximately $400.0 million, excluding accrued excise tax) and 144,875 shares (at a total cost of approximately $37.5 million). We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through April 30, 2023, we have repurchased 8,243,438 Vail Shares at a cost of approximately $879.4 million. As of April 30, 2023, 1,756,562 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2023. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
•public health emergencies, such as the COVID-19 pandemic, and the corresponding impact on the travel and leisure industry generally, and our financial condition and operations;
•unfavorable weather conditions or the impact of natural disasters;
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the COVID-19 pandemic), and the cost and availability of travel options and changing consumer preferences or willingness to travel;
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
•risks associated with the effects of high or prolonged inflation, rising interest rates and financial institution disruptions;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2023, we had approximately $0.7 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 24% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2023 of approximately 5.6% and 5.0%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $6.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2023	2022
Foreign currency translation adjustments	$(71,973)	$(48,919)
Foreign currency loss on intercompany loans	$(5,563)	$(3,079)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2023 - February 28, 2023	—	$—	—	3,534,292
March 1, 2023 - March 31, 2023	1,317,925	$221.95	1,317,925	2,216,367
April 1, 2023 - April 30, 2023	459,805	$233.76	459,805	1,756,562
Total	1,777,730	$225.01	1,777,730	1,756,562

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. As of April 30, 2023, 1,756,562 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

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

10.1
Second Amended and Restated Credit Agreement, dated as of April 14, 2023, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party hereto, the Financial Institutions named herein, The Toronto-Dominion Bank, as administrative agent, TD Securities, as lead arranger and sole bookrunner, and Royal Bank of Canada, Bank of Montreal, Wells Fargo Bank, N.A., Canadian Branch, and Bank of America, N.A., Canadian Branch, as co-documentation agents.

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

Vail Resorts, Inc.

Date: June 8, 2023	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2023	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)