Form 10-K
period 2023-07-31
VAIL RESORTS INC
filed 2023-09-28
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $262.34 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,473,772,605.
As of September 25, 2023, 38,149,524 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2023 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
•unfavorable weather conditions or the impact of natural disasters or other unexpected events;
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or outbreaks of contagious diseases (such as the COVID-19 pandemic), and the cost and availability of travel options and changing consumer preferences, discretionary spending habits or willingness to travel;
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
•our ability to acquire, develop and implement relevant technology offerings for customers and partners;
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
•risks related to scrutiny and changing expectations regarding our environmental, social and governance practices and reporting;
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
ITEM 1.BUSINESS
General
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three reportable segments: Mountain, Lodging and Real Estate, which represented approximately 88%, 12% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2023 (“Fiscal 2023”).
Our Mountain segment operates 41 world-class destination mountain resorts and regional ski areas (collectively, our “Resorts”). Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations.

In the Lodging segment, we own and/or manage a collection of luxury hotels and condominiums under our RockResorts brand, other strategic lodging properties and a large number of condominiums located in proximity to our North American mountain resorts, National Park Service (“NPS”) concessioner properties including the Grand Teton Lodge Company (“GTLC”), which operates destination resorts in Grand Teton National Park, a Colorado resort ground transportation company and mountain resort golf courses.

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
Mountain Segment
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas, including five resorts within the top ten most visited resorts in the United States for the 2022/2023 North American ski season:
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
Many of our destination mountain resorts operate year-round and provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. We offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, zip lines, challenge ropes courses, alpine slides, mountain coasters, children’s activities and other recreational activities. Collectively, our Resorts are located in close proximity to population centers totaling approximately 110 million people.
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the United States (“U.S.”) for the 2022/2023 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Park City Resort (“Park City”) - the second most visited mountain resort in the U.S. for the 2022/2023 ski season and the largest by acreage in the U.S. Park City offers 7,300 skiable acres, including diverse terrain for every type of skier and snowboarder.
•Vail Mountain Resort (“Vail Mountain”) - the third most visited mountain resort in the U.S. for the 2022/2023 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s rustic Blue Sky Basin.
•Keystone Resort (“Keystone”) - the ninth most visited mountain resort in the U.S. for the 2022/2023 ski season, as well as the largest area for night skiing in Colorado. For the 2023/2024 ski season, we also plan to complete the transformational lift-served terrain expansion project in Bergman Bowl, increasing lift served terrain by 555 acres with the addition of a new six-person high speed lift, and also providing lift-served access to Erickson Bowl. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.
•Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2022/2023 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
•Crested Butte Mountain Resort (“Crested Butte”) - located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.
Pacific Northwest (British Columbia, Canada)
•Whistler Blackcomb (“Whistler Blackcomb”) - located in the Coast Mountains of British Columbia, Canada, approximately 85 miles (135 kilometers) from the Vancouver International Airport, Whistler Blackcomb is the largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 skiable acres (3,300 hectares), 14 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.
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

•Kirkwood Mountain Resort (“Kirkwood”) - located about 35 miles southwest of South Lake Tahoe, offering a unique location atop the Sierra Crest, Kirkwood is recognized for offering some of the best high alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 skiable acres.
Switzerland
•Andermatt-Sedrun (“Andermatt-Sedrun”) - marking our first owned and operated resort in Europe, the Company acquired a 55% controlling ownership stake in Andermatt-Sedrun during Fiscal 2023. Andermatt-Sedrun is located approximately 70 miles (110 kilometers) from Zurich, Switzerland and approximately 200 miles (320 kilometers) from Geneva, Switzerland, in the Ursern Valley of the Swiss Alps. Andermatt-Sedrun offers nearly 75 miles (120 kilometers) of varied terrain and a top elevation of 9,800 feet (3,000 meters) across the mountains of Andermatt, Sedrun and Gemsstock, with connected access to Disentis, which is independently owned. The ski area spans over 10 miles (16 kilometers) of scenic high alpine terrain between Andermatt and Sedrun, including the iconic Oberalp Pass, and is connected by the Matterhorn Gothard Bahn, a railway which operates year-round.
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
Midwest
We own and operate ten ski areas in the Midwest that draw guests from Chicago, Detroit, Minneapolis, St. Louis, Indianapolis, Cleveland, Columbus, Kansas City and Louisville, among others. Located within close proximity to major metropolitan markets, these ski areas provide beginners with easy access to beginner ski programs and many also offer night skiing for young adults and families. Additionally, the proximity of these ski areas to metropolitan areas allows for regular usage by avid skiers.
Pacific Northwest (U.S.)
Stevens Pass Resort (“Stevens Pass’’) - located less than 85 miles from Seattle on the crest of Washington State’s Cascade Range, Stevens Pass offers terrain for all levels across over 1,100 acres of skiable terrain. Stevens Pass has operated for over 80 years and is known for its numerous bowls, glades and faces, as well as extensive lighted terrain for skiing and riding well into the evening.
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

Ski Industry/Competition
There are approximately 760 ski areas operating in North America with approximately 480 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination guests looking for a comprehensive vacation experience. During the 2022/2023 North American ski season, combined skier visits for all ski areas in North America were approximately 85.8 million. Our North American Resorts had approximately 17.2 million skier visits during the 2022/2023 ski season, representing approximately 20.0% of North American skier visits.
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts of scale in North America for over 40 years, which has allowed and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Copper Mountain, Mammoth, Deer Valley, Snowbird, Palisades Tahoe, Killington, Sierra at Tahoe, Steamboat, Jackson Hole and Winter Park, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, the Southwest, British Columbia, Canada, Australia and Switzerland, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Additionally, our pass products compete with other single and multi-resort frequency pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.
The ski industry statistics stated in this section have been derived primarily from data published by Colorado Ski Country USA, Canadian Ski Council, Kottke National End of Season Surveys as well as other industry publications.
Our Competitive Strengths
We believe our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in North America, including Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia and one ski resort in Switzerland. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski or ride at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies through our owned and operated network of resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (five of the top ten for the 2022/2023 U.S. ski season), and most of our destination mountain resorts are consistently in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
We believe the following factors contribute directly to each Resort’s success:
Exceptional Mountain Experience

•World-Class Mountain Resorts and Integrated Base Resort Areas
Our mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each mountain resort is fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities, some of which we own or manage.

•Snow Conditions
Our Resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada generally receive abundant snowfall each year, but we have invested significantly in snowmaking systems in these areas that help provide a more consistent experience, especially in the early season. We have made significant recent investments in our snowmaking systems in Colorado that transformed the early-season terrain experience at Vail, Keystone and Beaver Creek. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary capital expenditures expected for calendar year 2023 include, among other projects:
•a new high-speed six-person lift in Bergman Bowl at Keystone, providing access to more than 550 acres of intermediate-and-above high alpine terrain, including 16 new trails in Bergman and Erickson Bowls;
•replacing Breckenridge’s fixed-grip double 5-Chair with a new high-speed four-person lift as part of a continued investment plan in the Peak 8 base area, which also includes new teaching terrain and a transport carpet from the base to make beginner terrain more accessible;
•replacing Whistler Blackcomb’s existing four-person high speed Fitzsimmons lift with a new high-speed eight-person lift, which will increase uphill capacity from Whistler Village, significantly reducing wait times and improving bike haul capacity during summer operations;
•replacing Stevens Pass’ current fixed-grip double Kehr’s Chair lift with a new four-person lift to improve uphill capacity and guest experience; and
•replacing the current three-person fixed-grip Summit Triple lift at Attitash with a new high-speed four-person lift, increasing uphill capacity and reducing guests’ time on the longest lift at the resort.
In the past several years, we have installed or upgraded several high speed chairlifts and gondolas across our Resorts, including 18 new or replacement lifts across 12 Resorts for the 2022/2023 North American ski season, which meaningfully increased lift capacity and reduced wait times at those lift locations. Investments in the past several years include:
•a new high-speed ten-person gondola at Whistler Blackcomb replacing the existing six-person gondola;
•replacing Whistler Blackcomb’s existing Big Red Express high-speed four-person lift with a high-speed six-person lift;
•a new high-speed four-person lift in Vail’s Sun Down Bowl;
•replacing the four-person lift in Vail’s Game Creek Bowl with a new high-speed six-person lift;
•replacing Breckenridge’s fixed-grip double Rip’s Ride lift with a high-speed four-person lift;
•a new high-speed six-person chair replacing Northstar’s Comstock four-person lift;
•replacing Heavenly’s fixed-grip triple North Bowl lift with a high-speed four-person lift;
•replacing 11 existing lifts at Stowe, Mount Snow, Attitash, Boston Mills, Brandywine, Jack Frost and Big Boulder with new high-speed and fixed-grip lifts;
•the 250-acre lift-served terrain expansion in the McCoy Park area of Beaver Creek;
•a new four-person high speed lift to serve Peak 7 at Breckenridge;
•replacing the four-person Peru lift at Keystone with a six-person high speed lift;
•replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and
•an upgrade of the four-person Quantum lift at Okemo with a six-person high speed lift, and relocating the four-person Quantum lift to replace the Green Ridge three-person fixed-grip lift.

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

Extraordinary Service and Amenities

•Commitment to the Guest Experience
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and foster a customer-focused environment. During Fiscal 2023, we announced the launch of the new My Epic mobile application (“My Epic App”), which we expect will be available to guests for the 2023/2024

North American ski season, and will allow our guests to purchase their pass product or lift ticket online and access our Resorts via the new app, utilizing hands free Bluetooth® technology, eliminating the need to wait in line to purchase lift tickets. In addition, the My Epic App allows guests to capture their activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); provides current trail maps along with real-time trail and lift status; allows guests to access real and forecasted lift line wait times; and provides information regarding parking, dining, events and other on-mountain activities. In addition, beginning in the 2023/2024 North American ski season, we plan to pilot “My Epic Gear,” a new membership program that provides its members with the ability to choose the gear they want from a selection of popular ski and snowboard models, and have it delivered to them when and where they want it, with free slopeside pick up and drop off every day. A limited number of Epic Pass holders will pilot the membership at Vail, Beaver Creek, Breckenridge and Keystone during the 2023/2024 ski season. Expansion of the program is planned for the 2024/2025 ski season to additional North American Resorts, with further expansions planned for future seasons. My Epic Gear is designed to allow users to manage their entire experience from gear selection to boot fitting to delivery all from the new My Epic App.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to ski at our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. Our pass products generated approximately 61% of our total lift revenue for Fiscal 2023, and generated approximately 73% of total visitation (excluding complimentary access) for Fiscal 2023. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass products range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which provides unrestricted and unlimited access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort offerings. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.
As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. In August 2022, we acquired Andermatt-Sedrun, located in Switzerland, marking our first strategic investment in, and opportunity to operate, a ski resort in Europe. In December 2021, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”), which added three regional ski areas strategically located near Pittsburgh, expanding our presence in the Mid-Atlantic region and generating incremental drive-to business from other major metropolitan areas such as Washington DC, Baltimore and Cleveland. In September 2019, we acquired Peak Resorts, Inc., which added 17 regional ski areas strategically located near key U.S. population centers in the Northeast, Mid-Atlantic and Midwest regions. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts, which for the 2023/2024 ski season include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increase the value proposition of our pass products.
Pass product holders also receive additional value in exchange for their advance commitment through our Epic Mountain Rewards program, which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, Epic Coverage is included with the purchase of all pass products for no additional charge and provides refunds in the event of certain resort closures and certain travel restrictions, giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides a refund for qualifying personal circumstances including eligible injuries, job losses and many other personal events.

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

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to trailside express food service outlets. For the 2022/2023 ski season, we operated approximately 270 dining venues at our Resorts.

•Retail/Rental
We have approximately 340 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. Several of our rental locations offer delivery services, bringing ski and snowboard gear and expert advice directly to our guests. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range and Minneapolis. Many of our retail/rental locations near key population centers also offer prime venues for selling our pass products.

•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During a normal winter season, in addition to our exceptional ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities and provide guests with a wide array of options including scenic chairlift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters. The Mountain segment also operates several company-owned mountain resort golf courses, including three in Colorado, one in Vermont and two in Pennsylvania.

•Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed properties proximate to our mountain resorts, including six RockResorts branded properties and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. Our recent real estate efforts have primarily focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers, which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel management company, RockResorts; managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York, Pennsylvania and British Columbia, Canada; two NPS concessioner properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses managed by our Lodging operations, including two in Colorado, one in Wyoming, one in Lake Tahoe, California, and one in Park City, Utah. For additional property details, see Item 2. “Properties”.
The Lodging segment currently includes approximately 5,500 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resort hotels in premier destination locations.
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
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, upper midscale, midscale and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 827,000 rooms at approximately 2,700 properties in the U.S. as of July 31, 2023. For Fiscal 2023, our owned hotels, which include a combination of certain RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $312.15, a paid occupancy rate of 51.5% and revenue per available room (“RevPAR”) of $160.75, as compared to the upper upscale segment’s ADR of $221.25, a paid occupancy rate of 67.1% and RevPAR of $148.45. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as some of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.
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
•our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including The Arrabelle at Vail Square, which is currently rated as AAA 4-Diamond;
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

National Park Concessioner Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a concession agreement with the NPS with an initial term that would have expired on December 31, 2021. In June 2021, we agreed to an amendment extending the term of the agreement an additional two years, with an expiration date of December 31, 2023. The NPS currently expects to release a contract solicitation for the services offered by GTLC by the end of calendar year 2023. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2024 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2023. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concession agreement with the NPS that expires October 31, 2028. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May through the end of September.
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
Marketing and Sales
Our Mountain segment’s marketing and sales efforts are focused on leveraging marketing analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through sales of our pass products, lift tickets, ski and ride school products, gear rentals, and lodging properties on our e-commerce platform, as well as through our mobile applications and our lift ticket windows. We promote our Resorts using guest-centric omni-channel marketing campaigns leveraging email, direct mail, promotional programs, digital marketing (including social, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV and radio). We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our Resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g. lift access, lodging, ski and ride school, rentals, etc.) for their visits. We also enter into strategic alliances with companies to enhance the guest experience at our Resorts, as well as to create opportunities for cross-marketing.
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
Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, mountain coasters, ziplines, golf (primarily included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our Resorts in our off-season. In addition, the operating results of our Australian Resorts, for which the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.
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
Sustainability & Social Responsibility
Sustainability remains a core philosophy for us. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. Through our corporate sustainability and social responsibility program, EpicPromise, we focus on climate change mitigation and adaptation, resource conservation and building stronger local communities through contributions to local non-profit organizations. Our sustainability efforts are diverse and touch nearly every area of our operations. In 2017, we launched Commitment to Zero, our pledge to have a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, (ii) zero waste to landfill and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 400 global and influential businesses committed to 100% renewable electricity. During Fiscal 2023, we continued to make progress toward our Commitment to Zero goals. Specifically, we focused on reducing waste to landfill and expanding our robust composting and recycling programs as much as possible. During the year ended July 31, 2022 (“Fiscal 2022”) we achieved 100% renewable electricity for our North American operations, and as a result we were awarded the National Ski Area Association’s Golden Eagle Climate Change Award at their 2023 annual conference. In Fiscal 2023, we continued to make progress toward our zero net emissions goals, including continuing to purchase renewable energy from the 82-turbine Plum Creek Wind project we enabled, along with other renewable electricity programs.
For over four years, Vail Resorts has worked with leaders from other ski companies to develop an industry-driven climate commitment. In June 2021 we, alongside Alterra Mountain Company, Boyne Resorts and POWDR, announced the Climate Collaborative Charter - the ski industry’s first unified effort to combat climate change. This group rebranded as the Mountain Collaborative for Climate Action in September 2022 and continues to advocate for climate-smart policy, innovative waste reduction, and deepened sustainability within the partners’ respective operations. This partnership leverages our leadership in sustainability and is expected to accelerate our collective progress, leading the industry toward long-term transformational change.

In addition, during Fiscal 2023 we sponsored the reforestation of 95 acres in Washington, Oregon and Wyoming that were previously impacted by wildfire, which addressed 100% of the forests permanently impacted by our operations throughout the year. Through direct EpicPromise grants and contributions from our $1 guest donation program, we partnered with several local environmental organizations to fund restoration projects, including the National Forest Foundation, the Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We also encouraged our employees to help protect the environment and support their local community by volunteering with various local organizations. Vail Resorts was recently recognized by Newsweek as one of the “Most Trustworthy Companies in America in 2023,” which we believe reflects our focus on building customer, investor, and employee trust through listening, learning and adapting to the needs of our team members and guests, while remaining responsible stewards through our industry-leading sustainability efforts.
For Fiscal 2023, our focus for the EpicPromise community impact grant program focused on larger grants in key communities to support housing and childcare. In addition, support continues to be given for food security, equal access to education and other basic needs and services. In the second year of our Epic for Everyone Youth Access in partnership with the Katz Amsterdam Foundation, we hosted 2,186 urban youth to attend a 5-day snowsports program. We also continued our legacy access program with more than 9,100 youth participating in multi-day programs focused on mentorship, leadership and the impact of outdoor time on mental health in this unprecedented time. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on both the Foundation and our environmental stewardship, visit www.EpicPromise.com. Information on our websites does not constitute part of this document.
Human Capital Management
At Vail Resorts, our talent philosophy is designed to enable us to fully achieve our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on attracting, developing and retaining the best talent and building the best teams around them. At fiscal year end, we employed approximately 7,200 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons in Fiscal 2023, we employed approximately 49,200 seasonal employees. In addition, we employed approximately 200 year-round employees and 200 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.
Recent investments in employee wages and benefits have driven strong staffing levels, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. These investments included: (i) increases in compensation for all of our hourly employees, including seasonal frontline staff, for the 2022/2023 North American ski season; (ii) investments in our human resource department to support full staffing and deliver enhanced employee experience and a new frontline leadership development program; (iii) a new mental health program available for all employees, even if they are not enrolled in an employer-sponsored healthcare plan, which includes free mental health therapy sessions; (iv) expanded reproductive care; (v) establishment of a Flexible Remote Work policy which allows corporate employees to permanently work from any state in which we currently operate; and (vi) new employee benefits, including a 40% discount for retail and rental gear. Collectively, these investments helped enable strong return rates for our seasonal employee population.
The Vail Resorts talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging, retaining and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Our talent management system equips leaders with programs and tools to effectively assess, develop and reward talent and includes regular leadership talent review and assessment processes to ensure that the caliber and capability of our talent aligns with the sophistication of our business strategies and processes. Our executive team reviews talent strategy and succession planning frequently, including with our Board of Directors, to assess current and future talent needs. We have a strong track record of hiring, developing and preparing high performing, high potential talent for internal mobility and succession and since 2018, we have nearly doubled our percentage of high performing, high potential talent through performance management and talent upgrades. As a result, succession for our year-round senior leadership roles is primarily sourced through internal talent development and promotion, rather than external hires (76% internal fill rate, including re-hires). Over the past three years, we announced internal successors for some of the most senior roles in our Company, including Chief Executive Officer, Chief Marketing Officer, President of the Mountain Division and Chief Operating Officer of Hospitality and Retail. Nearly all of our recent appointments of General Managers and Chief Operating Officers of our Resorts for the past three years came from internal succession. Additionally, in December 2022 we appointed a new Executive Vice President and Chief Financial Officer who had previously been with the Company for more than ten years, serving in various senior finance leadership roles.
To ensure we are building high performing teams, we encourage every employee at every level within the Company to continuously grow their leadership by participating in ongoing events that build leadership capability and drive aligned leadership expectations to enable business outcomes. We host an annual leadership summit that brings together our leaders at the senior manager level and above to build understanding and alignment to business priorities, explore emerging leadership topics and build connections across our growing global business and organization. We offer ongoing digital leadership series discussions led by our CEO for this same population throughout the year and equip leaders to share learnings and insights from these sessions in dialogue with their teams for the benefit of the entire organization. Our leadership philosophy has a very strong emphasis on emotional intelligence and a leader’s ability to understand their own impact on others, and shape that impact to unlock the potential of their teams.
We offer a broad range of professionally designed leadership development programs, with differentiated development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline. Building upon our culture of leadership development and in addition to the wage investment for seasonal, frontline talent, we also relaunched our signature “Epic Service” training. This program inspires and equips frontline talent, who play the most important role in delivering a differentiated guest experience, to practice service-based leadership. We reinforce the principles of this program through a daily in-resort frontline recognition program and manager-led career development conversations for frontline staff. The full Epic Service development platform enables employees to choose curated learning experiences in the areas of Leadership, Guest Service and Business – that align with their specific motivations and career goals. Results are measured by completion of required training, utilization and impact of the Epic Service recognition program, employee engagement scores, pipeline readiness of internal talent for front-line leader roles, guest experience scores and Net Promoter Scores.
We leverage a quarterly continuous listening survey to measure and understand the key drivers of sustainable engagement among our employees, make timely adjustments to maintain strong alignment, and to care for the needs of our employees.

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

Diversity, Equity and Inclusion
We believe that diversity, equity and inclusion (“DEI”) is core to both our company success and the future growth of our industry. At Vail Resorts, one of our core values is “Be Inclusive,” which means that we expect everyone at our Company to be welcoming to others, including all races, gender identities, sexual orientations, abilities and other differences. We have also recently added a new leadership competency, “Elevate,” which requires that all of our leaders are self-aware of their own inclusive behavior so they can intentionally build diverse representation, bring equity to our business practices, and create inclusive communities in which all people can thrive. We are focused on moving from accountability to action, and “Elevate” will be included as a competency in our annual performance management process for all employees beginning with the year ending July 31, 2024.

We have a long history of building gender diversity throughout the Company. Women represent 55% of our corporate senior leaders at the director level and above and 53% of our corporate roles generally. Ten resorts in our portfolio are led by women, including six of our 11 destination mountain resorts (Breckenridge, Vail, Park City, Crested Butte, Whistler Blackcomb and Northstar). Five of the ten directors on our Board are women, four of our twelve executive committee members are women, we are one of only a few Fortune 1000 companies with women in both the Chief Financial Officer and Chief Executive Officer positions, and our Chief Executive Officer, Kirsten Lynch, is the only woman in our industry to head a Fortune 1000 company. While women currently represent approximately 22% of mountain operations senior leadership roles, we continue to strive to bring more gender diversity to these roles, which have historically been male-dominated. We have also developed women in leadership programs and a Women & Allies Employee Resource Group (“ERG”) to foster an inclusive culture and ensure equity of our talent practices. ERGs are part of a framework for under-represented talent to create a community with people who share those parts of their identity and their allies. Collectively, we refer to ERGs and Affinity Groups as “Employee Inclusion Networks.” Our first Affinity Group was the Rainbow Room, which was established in 2021 and focused on creating a community for our LGBTQIA+ employees and allies. We also recently announced two new Affinity Groups which will launch in Fiscal 2024, the Black Employee Network and the Veterans, Partners & Allies Affinity Group.

Building on our success with increasing representation of women, we are focused on improving racial diversity at Vail Resorts, as well as in our communities and our industry. To that end, we are working to address barriers to attracting, developing and retaining the best talent from BIPOC communities in order to fuel innovation and growth within our Company and industry. We are also incorporating more diverse representation in our marketing efforts, including more direct outreach to communities of color. Over the past three years, we have undertaken extensive efforts around DEI, including company-wide virtual webinars bringing forward diverse voices, DEI dialogues with external thought leaders, online DEI training modules aligned with our “Be Inclusive” value, building leader capability against our new “Elevate” competency, and establishment of the aforementioned employee resource groups and affinity groups. As part of our commitment to driving sustainable change, we are listening and learning as a company, and the Company is part of CEO Action, Colorado Inclusive Economy and Civic Alliance.

We are committed to providing our employees with an Experience of a Lifetime. We have a holistic set of total rewards programs designed to support all aspects of that experience for people of all races and genders, and we strive for competitiveness against the external market for talent. In addition, as part of our “Be Inclusive” core value, we conduct regular pay equity audits and make adjustments as needed.

Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment and discrimination and we require our full-time, year-round employees, as well as certain seasonal employees, to complete a Code of Conduct training on an annual basis. This annual requirement includes training on a variety of topics, such as financial integrity, ethical leadership and anti-harassment. In Fiscal 2023, the training was completed by 96% of this employee base.

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

Employee Housing
Making affordable employee housing available is critical to achieve our hiring and retention goals. While identifying and securing affordable housing options is challenging in some of the communities in which we operate, providing frontline employees affordable housing in our resort communities is a critical aspect of the employee value proposition. For the 2023/2024 North American ski season, we expect to serve approximately 6,500 frontline team members with affordable housing across our Resorts, as well as an additional 1,200 team members at GTLC for the 2024 summer season.
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
The operations of Breckenridge, Vail Mountain, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, Mount Snow, Attitash and portions of Beaver Creek and Wildcat are conducted on land under the jurisdiction of the U.S. Forest Service

(collectively, the “Forest Service Resorts”). The 1986 Ski Area Permit Act (the “1986 Act”) allows the Forest Service to grant Term Special Use Permits (each, a “SUP”) for the operation of ski areas and construction of related facilities on National Forest lands. In November 2011, the 1986 Act was amended by the Ski Area Recreational Opportunity Enhancement Act (the “Enhancement Act”) to clarify the Forest Service’s authority to approve facilities primarily for year-round recreation. Under the 1986 Act and the Enhancement Act, the Forest Service has the authority to review and approve the location, design and construction of improvements in the permit area and many operational matters.
Each individual national forest is required by the National Forest Management Act to develop and maintain a Land and Resource Management Plan (a “Forest Plan”), which establishes standards and guidelines for the Forest Service to follow and consider in reviewing and approving our proposed actions.
Each of the Forest Service Resorts operates under a SUP, and the acreage and expiration date information for each SUP is as follows:

Forest Service Resort	Acres	Expiration Date
Breckenridge	5,702	December 31, 2029
Vail Mountain	12,226	December 1, 2031
Keystone	8,376	December 31, 2032
Beaver Creek	3,801	November 8, 2039
Heavenly	7,050	May 1, 2042
Mount Snow	894	April 4, 2047
Attitash	279	April 4, 2047
Wildcat	953	November 18, 2050
Kirkwood	2,330	March 1, 2052
Stevens Pass	2,443	August 31, 2058
Crested Butte	4,350	September 27, 2058
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
Andermatt-Sedrun
Andermatt-Sedrun, acquired by the Company on August 3, 2022, is located in the Usern Valley of the Swiss Alps and comprises five mountains (Gemsstock, Nätschen, Sedrun/Oberalp, Realp and Valtgeva). Ski operations are conducted on land owned by Andermatt Swiss Alps AG (“ASA”) as freehold or leasehold properties, land owned by Usern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners.
ASA holds three leasehold properties, which are owned by either Usern Corporation, a corporation under public law consisting of all the citizens of the Usern Valley, or the Swiss Confederation, namely the Federal Department of Defense, Civil Protection, and Sport (“DDPS”). For the land owned by Usern Corporation, ASA and Usern Corporation have entered into a main framework concession agreement, dated August 13, 2013, which sets forth the terms and conditions for the use of the land in connection with ski infrastructure facilities in the Gemsstock and Nätschen-Gütsch-Oberalp areas (“Ursern Framework

Concession”). The Ursern Framework Concession was entered into for a fixed term until December 31, 2032. An application for renewal of the Ursern Framework Concession must be submitted at least 12 months prior to the expiration of the concession agreement, and we anticipate applying for the renewal. For the land owned by the Swiss Confederation, ASA has entered into leasehold agreements with the DDPS, which have a term of 50 years expiring on April 10, 2067 and March 13, 2068.
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
Concession Agreements
National Park Concessioner Properties
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession agreement with the NPS. Our concession agreement with the NPS for GTLC, which had an initial term expiration date of December 31, 2021, was amended in June 2021 to extend the term to December 31, 2023. The NPS currently expects to release a contract solicitation for the services offered by GTLC by the end of calendar year 2023. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2024 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2023. We pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.
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
Available Information
We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports and proxy statements are available free of charge on our corporate website www.vailresorts.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). Information on our websites does not constitute part of this document. Materials filed with or furnished to the SEC are also made available on its website at www.sec.gov.

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
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including inflationary pressures, rising interest rates, supply chain disruption, fluctuating commodity pricing, geopolitical uncertainties, increased labor costs and shortages, increased fuel prices, high unemployment, erosion of consumer confidence, health pandemics, sovereign debt issues and financial instability in the global markets, among other factors, could have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience changes in booking trends including guest reservations made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, that are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to inflation, geopolitical conflicts, health pandemics or other factors, it could impact the volume of international visitation, which could have a significant impact on our operating results.

We may be adversely impacted by the effects of high or prolonged inflation and rising interest rates.
Inflation increases the cost of goods we purchase and services we buy, the cost of capital projects and wages and benefits for our workforce. Although we may take measures to mitigate the impact of inflation through pricing actions or cost reduction measures, if we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. As a result, the impact of high and prolonged inflation could have a material adverse effect on our business, financial condition, or results of operations. Inflationary pressures also increase the cost of living and cost of travel, which decreases consumers’ disposable income and could impact our guests’ discretionary spending habits or willingness to visit our Resorts, which could reduce customer demand for the products and services that we offer and negatively impact our financial condition or our results of operations. In addition, the existence of inflation in certain economies has resulted in, and may continue to result in, rising interest rates. Our business could be adversely impacted by increases in the cost of borrowing from rising interest rates. Rising interest rates increase the borrowing costs on new debt, including debt we may refinance, and could affect the fair value of our investments.

Our Epic Coverage program may require us to provide significant refunds to our pass product holders, which would result in reduced revenue and also exposes us to the risk of customer complaints and negative perception about our pass products.
Epic Coverage is included with the purchase of all pass products for no additional charge. Epic Coverage offers refunds to pass product holders if certain qualifying personal or Resort closure events occur before or during the ski season, subject to express terms and conditions. Accordingly, to the extent that a significant volume of qualifying events occur during the ski season, we could be required to provide a significant amount of refunds to our pass product holders, subject to express terms and conditions, which could have a material negative impact on our financial performance and condition.

The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considers historical claims data for personal events and the Company’s operating plans for its Resorts. The Company believes the estimates of refunds are reasonable; however, the program is subject to a number of variables and uncertainties, and therefore actual results could vary materially from such estimates, and the Company could be required to refund significantly higher amounts than estimated.

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
Our ability to attract guests to our Resorts is partly influenced by weather conditions and by the amount and timing of snowfall during the ski season. Unfavorable weather conditions can adversely affect skier visits and our revenue and profits. Unseasonably warm weather may result in inadequate natural snowfall and reduce skiable terrain, which increases the cost of snowmaking and could render snowmaking, wholly or partially, ineffective in maintaining quality skiing conditions, including in areas which are not accessible by snowmaking equipment. On the other hand, excessive natural snowfall may significantly increase the costs incurred to groom trails and may make it difficult for guests to access our Resorts.

Additionally, there is scientific research that emissions of greenhouse gases continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. The effect of climate change, including any impact of global warming, could have a material adverse effect on our results of operations as a result of decreased snowfall, increased weather variability and/or warmer overall temperatures, which could adversely affect skier visits and our revenue and profits. Revenues and profits generated from mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to off-set off-season losses from our other mountain and lodging operations. This impact could be exacerbated by climate change.

There can be no assurance that our Resorts will receive seasonal snowfalls near their historical averages. As an example of weather variability, throughout the 2022/2023 North American ski season, unseasonably warm and extreme cold weather disrupted operating days, impacted demand and increased operating costs at our eastern U.S. Resorts, and significant snowstorms impacted resort access and our ability to fully open our Resorts in the Tahoe region at certain times. Past snowfall levels or consistency of snow conditions can impact sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our Resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that are typical at such Resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

A severe natural disaster, such as a forest fire, may interrupt our operations, damage our properties, reduce the number of guests who visit our Resorts in affected areas and negatively impact our revenue and profitability. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair and recoup lost profits. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. The ability to attract visitors to our Resorts is also influenced by the aesthetics and natural beauty of the outdoor environment where our Resorts are located. A severe forest fire or other severe impacts from naturally occurring events could negatively impact the natural beauty of our Resorts and have a long-term negative impact on our overall guest visitation as it could take several years for the environment to recover.

Leisure travel is particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military and geopolitical conflicts, the cost and availability of travel options and changing consumer preferences or willingness to travel.
Our business is sensitive to the willingness of our guests to travel. Adverse economic conditions, pandemics, acts of terrorism, political events and developments in military and geopolitical conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our Resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services, availability of air services and willingness of guests to travel by air could cause a decrease in visitation by Destination guests to our Resorts. Visitation may also decrease if widespread airline or airport disruptions or flight cancellations occur. A significant portion of our guests also travel by vehicle and higher gasoline prices or willingness of guests to travel generally due to safety or traffic concerns could cause a decrease in visitation by guests who would typically drive to our Resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our Resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental. In addition, economic volatility and uncertainty, supply chain disruptions, increased fuel prices and increases to cost of travel (as a result of geopolitical factors or otherwise) may adversely affect our business and results of operations.

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

Pandemics and public health emergencies could materially disrupt our business and negatively impact our results of operations, cash flows and financial condition.
Pandemics and public health emergencies, such as the COVID-19 pandemic, may impact our results of operations, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to provide our services during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein. We experienced many of these risks in connection with the COVID-19 pandemic. Any resurgence of infection rates or the spread of new variants or viruses could adversely affect our revenue, results of operations and cash flows.
Cyberattacks or other interruptions to or disruption of our information technology systems and services could disrupt our business.
Our business relies on the continuous operation of information technology systems and services. Despite our efforts, our information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, natural disasters, system or equipment malfunctions, power outages, computer viruses or intentional attacks by malicious third parties, which could persist undetected for an extended period of time. Any interruption to these systems and services could adversely impact our business, including lost revenue, customer claims, damage to reputation, litigation, and/or denial or interruption to our processing of transactions and/or the services we provide to customers. We also provide information to third party service providers and rely on third party service providers for the provision of information technology services. There is a risk that the information held by third parties could be disclosed, otherwise compromised, or disrupted. We carry insurance for many of these adverse events, including cyber security insurance, but our insurance coverage may not always be sufficient to meet all of our liabilities or our losses.

There has been a rise in the number of sophisticated cyberattacks on network and information systems, including ransomware attacks that prevent the target from accessing its own data and/or systems until a ransom is paid. As a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which have been material. We have taken, and continue to take, steps to address these concerns by implementing security and internal controls. However, there can be no assurance that a system interruption, security breach or unauthorized access will not occur. Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. Cyber threats and attacks can have cascading impacts across networks, systems and operations. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

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

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American and European Resorts is from mid-December to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2023, approximately 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2023 accounted for approximately 61% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is primarily recognized in the second and third fiscal quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines in such fiscal year due to the seasonality of our business. Operating results for any quarter are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski resort and lodging industries are highly competitive. There are approximately 760 ski areas in North America, including approximately 480 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

•proximity to population centers;
•availability and cost of transportation to ski areas;
•availability and quality of lodging options and other amenities in resort areas;
•ease of travel to ski areas (including direct flights by major airlines);
•pricing of lift tickets and/or pass products;
•the magnitude, quality and price of related ancillary services (ski school, dining and retail/rental);
•quality of snowmaking;
•type and quality of skiing and snowboarding offered;
•duration of the ski season;
•weather conditions; and
•reputation.

There are many competing options for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest, Northeast and Southwest United States, and British Columbia, Canada, Australia, Switzerland, and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

Our retail/rental business competes with numerous other national, regional, local and online retail and rental businesses. RockResorts hotels, our other hotels and our property management business compete with numerous other hotel and property management companies. Each of these competing businesses may have greater financial resources than we do and they may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than us. Additionally these competing businesses may offer locations, pricing or other factors that appeal to potential customers.

The high fixed cost structure of mountain resort operations can result in significantly lower margins if revenues decline.
The cost structure of our mountain Resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees, credit card fees, retail/rental cost of sales, labor, and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, inflation has accelerated in the U.S. and globally due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices and strong consumer demand. Increases in expenses as a result of this inflationary environment and other economic factors may adversely impact wages and other labor costs, energy, healthcare, insurance, transportation and fuel, cost of goods, property taxes, minimum lease payments and other expenses and operating costs included in our fixed cost structure, which may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where capital will need to be expended in a given fiscal year and capital expenditures can increase due to circumstances beyond our control. We currently anticipate that we will spend approximately $204 million to $209 million on capital projects in calendar year 2023.

Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt market or raise additional capital in the equity market. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures, or that we will be able to obtain sufficient capital from other sources on adequate terms, or at all, especially considering rising interest rates. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

Stowe and Okemo are partially located on land we lease from the State of Vermont, Mount Sunapee is located on land we lease from the State of New Hampshire and Laurel Mountain is located on land we lease from the State of Pennsylvania. We are required to seek approval from such states for certain developments and improvements made to the resort. Certain other resorts are operated on land under long-term leases with third parties. For example, operations at our Northstar, Park City and Mad River Mountain Resorts are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063. Following the initial lease term expiration, we have six 50-year renewal options. Additionally, GTLC and

Flagg Ranch operate under concession agreements with the NPS that expire on December 31, 2023 (which we currently expect will be extended in the fall of 2023 for an additional year through December 31, 2024 due to the time needed for solicitation, preparation, review and award of a new contract) and October 31, 2028, respectively. There is no guarantee that at the end of the lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act, the Australian EPA Act or the Australian EP Act, as applicable. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Changes in security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively.
The information, security and privacy requirements imposed by applicable laws and governmental regulation and the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, particularly in light of the launch of our new My Epic App, or otherwise impact our ability to market our products, properties and services to our guests. In addition, any failure to maintain compliance with such regulations may cause us to incur significant penalties and generate negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. If access to lists of potential customers from travel service providers or other companies with whom we have relationships was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business or competitive position.
We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. Particularly in light of the launch of our new My Epic App, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, including our seasonal workforce, which may impact labor costs and our ability to achieve our operating, growth and financial objectives.
Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our Resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our Resorts. In addition, our mountain and lodging operations are highly dependent on a large seasonal workforce. Maintaining adequate staffing is complicated and unpredictable. The market for the most qualified talent continues to be highly competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain the most qualified employees, particularly during a time when we have seen significant wage inflation in the market for employees. In addition, in many communities, the supply of resort-area housing is constrained due to market conditions, making it difficult for our employees to obtain available, affordable housing. Further, zoning regulations, protracted approval processes and local anti-development sentiment can prevent or substantially delay new housing projects that we or other parties may pursue to meet the demand for new affordable housing stock.

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

We are also subject to various federal, state and foreign laws governing matters such as minimum wage requirements, sick leave pay, overtime compensation and other working conditions, work authorization requirements, discrimination and family and medical leave. Cost of labor and labor-related benefits are primary components in the cost of our operations. Labor shortages, affordable employee housing shortages, increased employee turnover and health care mandates can increase our labor costs. We are subject to mandated minimum wage rates and we also experience market-driven pressures to pay wages even higher than mandated minimum wages. This can result in increases not only to the wages of our minimum wage employees but also to the wages paid to employees at wage rates that are above the minimum wage. During Fiscal 2023, we increased our minimum wage for North American employees to $20 per hour and announced a substantial investment in our human resource department to support more normalized staffing and operations at our Resorts. From time to time, we have experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we may experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations. For additional details, see “Business—Human Capital Management.”

We have recently acquired Andermatt-Sedrun, which was not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), and may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.
We have recently acquired Andermatt-Sedrun, which was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2023 did not include certain elements of the internal controls of Andermatt-Sedrun, which was acquired on August 3, 2022.

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

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction, access to capital and employee recruitment and retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and have placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. In 2017, we launched an ambitious Commitment to Zero pledge to have a zero net operating footprint by 2030, which includes commitments to (i) achieving zero net emissions, (ii) zero waste to landfill, and (iii) zero net operating impact to forests. Additionally, we were awarded the National Ski Area Association’s Golden Eagle Climate Change award at their 2023 annual conference; however we may not be able to sustain such recognition for our ESG efforts. If our ESG practices do not meet investor, consumer or employee expectations related to our Commitment to Zero or any other ESG initiative, which continue to evolve, or if we do not maintain recognition for our ESG efforts, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the evolving regulatory requirements affecting ESG practices;
•the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set; and
•our ability to recruit, develop and retain diverse talent in our labor markets.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure (including our Commitment to Zero pledge included in our annual EpicPromise Progress Report) or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital, and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital, and employee retention.

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

As a result of our acquisitions of Whistler Blackcomb in Canada, Perisher, Hotham and Falls Creek in Australia, and Andermatt-Sedrun in Switzerland, and potential future international acquisitions, we have and may continue to increase our operations outside of the United States. We are accordingly subject to a number of risks relating to doing business internationally. We also intend to consider strategic growth opportunities for our portfolio globally through acquisitions in attractive international markets to service demonstrable demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. Our international operations and properties and in particular our newly acquired European properties (following the Andermatt-Sedrun acquisition), could be affected by factors peculiar to the laws, regulations and business practices of those jurisdictions. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

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
We have generally paid quarterly dividends since fiscal 2011 (with the exception of several quarters in Fiscal 2020 and Fiscal 2021 to maintain short-term liquidity in response to the COVID-19 pandemic), which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value. On September 27, 2023, our Board of Directors approved a cash dividend of $2.06 per share payable on October 26, 2023 to stockholders of record as of October 10, 2023.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2023, we had $2.8 billion in total indebtedness outstanding. This amount includes (i) $575.0 million in aggregate principal amount of 0.0% convertible notes due 2026 (the “0.0% Convertible Notes”), (ii) $600.0 million aggregate principal amount of our unsecured senior notes due 2025 (the “6.25% Notes”), (iii) $1.0 billion of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement that matures in 2026, (iv) $363.4 million with respect to our obligation associated with the Canyons long-term lease, (v) $29.5 million with respect to our obligations associated with the Whistler Blackcomb employee housing leases, (vi) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR”), as amended (collectively, the “EPR Agreements”), and (vii) $40.4 million with respect to the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden (the “NRP Loan”). We also have a credit agreement at Whistler Blackcomb that matures in 2028 (the “Whistler Credit Agreement”), which had no amounts outstanding as of July 31, 2023. Collectively, the Vail Holdings Credit Agreement, the Whistler Credit Agreement, the EPR Agreements and the NRP Loan are referred to herein as the “Credit Agreements,” and such facilities, the “Credit Facilities.” Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Following the Fifth Amendment to the Vail Holdings Credit Agreement, dated as of August 31, 2022 (the “Fifth Amendment”), borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at a rate of SOFR plus 1.60%. As of July 31, 2023 we also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $267.3 million over the term of the leases. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

•make it more difficult for us to satisfy our obligations under our outstanding debt;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, including the annual payments under the Canyons lease, thereby reducing the availability of our cash flow to fund dividend payments, working capital, capital expenditures, real estate developments, marketing efforts and other general corporate purposes;
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

Additionally, our Credit Facilities also impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

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

In addition, the Whistler Credit Agreement contains restrictions on the ability of Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership (together “The WB Partnerships”) and their respective subsidiaries, and the EPR Agreements contain restrictions on the ability of Peak Resorts and its subsidiaries, to make dividends, distributions or other payments to us or the guarantors. We and our subsidiaries are subject to other covenants, representations and warranties in respect of our Credit Facilities, including financial covenants as defined in the Credit Agreements. Events beyond our control may affect our ability to comply with these covenants.

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
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. Since inception of this stock repurchase program through July 31, 2023, the Company has repurchased 8,648,302 shares at a cost of approximately $979.4 million, excluding accrued excise tax. As of July 31, 2023, 1,351,698 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date.

Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could reduce our available liquidity, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, the Internal Revenue Service recently implemented a nondeductible excise tax equal to 1% of the fair market value of certain corporate share repurchases. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Andermatt Ski Resort, Switzerland	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements, and dining facilities
Andermatt Ski Resort, Switzerland	Leased	Ski resort operations, including buildings, commercial space, parking and other improvements, dining facilities and employee housing
Andermatt Ski Resort, Switzerland	Easement	Ski resort operations, including third party land use rights, and dining facilities

Location	Ownership	Use
Andermatt Ski Resort, Switzerland	Concession contract	Ski resort operations, including third party land use rights
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concession contract	Lodging and dining facilities
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concession contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concession contract	Lodging, dining and conference facilities

Location	Ownership	Use
Jenny Lake Lodge, WY	Concession contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Laurel Mountain, PA	Leased	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings and other improvements
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Snow, VT (894 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mount Sunapee Resort, NH (850 acres)	Owned/Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seven Springs Resort, PA	Owned	Ski trails, ski lifts, dining facilities, commercial space, lodging, property management, conference facilities and other improvements

Location	Ownership	Use
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, LLC (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 270 rental and retail stores (of which approximately 105 stores are currently held under lease) for recreational products and 7 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,226 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH (953 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

Many of our properties are used across all segments in complementary and interdependent ways.

ITEM 3.LEGAL PROCEEDINGS.
We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for all estimable and probable loss contingencies for asserted and unasserted matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected, individually or in the aggregate, to have a material adverse impact on our financial position, results of operations and cash flows.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 25, 2023, 38,149,524 shares of common stock were outstanding, held by approximately 245 holders of record.
Dividend Policy
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. On September 27, 2023, our Board of Directors approved a cash dividend of $2.06 per share payable on October 26, 2023 to stockholders of record as of October 10, 2023. We expect to fund the dividend with available cash on hand.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of Fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2023 - May 31, 2023	—	$—	—	1,756,562
June 1, 2023 - June 30, 2023	404,864	$247.00	404,864	1,351,698
July 1, 2023 - July 31, 2023	—	$—	—	1,351,698
Total	404,864	$247.00	404,864	1,351,698
(1)     Average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.
(2)     The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. From inception of this stock repurchase program through July 31, 2023, the Company has repurchased 8,648,302 shares at a cost of approximately $979.4 million, excluding excise tax. As of July 31, 2023, 1,351,698 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.

Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2019 through the end of our fiscal year ended July 31, 2023 (“Fiscal 2023”). The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

	As of July 31,
	2018	2019	2020	2021	2022	2023
Vail Resorts, Inc.	$100.00	$91.65	$73.31	$116.51	$92.40	$94.94
Russell 2000	$100.00	$95.55	$91.14	$138.48	$118.64	$127.97
Standard & Poor’s 500	$100.00	$107.98	$120.87	$164.90	$157.22	$177.64
Dow Jones U.S. Travel and Leisure	$100.00	$116.04	$88.25	$129.66	$105.59	$138.95
ITEM 6.[Reserved]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks include, but are not limited to, those discussed in Item 1A. “Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward-Looking Statements section and Item 1A. “Risk Factors,” each included in this Form 10-K.

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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 88%, 12% and 0%, respectively, of our net revenue for Fiscal 2023.

Mountain Segment
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas (collectively, “Resorts”):
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 56%, 59% and 63% of Mountain segment net revenue for Fiscal 2023, the fiscal year ended July 31, 2022 (“Fiscal 2022”) and the fiscal year ended July 31, 2021 (“Fiscal 2021”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2022/2023 North American ski season, Destination guests comprised approximately 57% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 58% and 42%, respectively, for the 2021/2022 North American ski season and approximately 52% and 48%, respectively, for the 2020/2021 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2023/2024 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty, mitigates exposure to more weather sensitive guests, generates additional ancillary spending and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized on the Company’s Consolidated Statements of Operations throughout the ski season on a straight-line basis using the skiable days of the season to date relative to the total estimated skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 61% of total lift revenue was derived from pass revenue for each of Fiscal 2023, Fiscal 2022, and Fiscal 2021 (including the impact of the deferral of pass product revenue from Fiscal 2020 to Fiscal 2021 as a result of credits offered to 2019/2020 North American pass product holders who purchased 2020/2021 pass products).

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

The performance of our lodging properties (including managed condominium units) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 71%, 73% and 67% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs from mid-May through the end of September); mountain resort golf operations and seasonally lower volume from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The economies in the countries in which we operate and from which we attract our guests may be impacted by economic challenges associated with rising inflation, increasing interest rates, financial institution disruptions and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns and other negative impacts to consumer discretionary spending may have a pronounced impact on visitation to our Resorts. We cannot predict the extent to which we may be impacted by such potential economic challenges, whether in North America or globally.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate the impact of weather variability, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn creates a guest commitment predominately prior to the start of the ski season. In March 2023, we began selling pass products for the 2023/2024 North American and European ski seasons. Pass product sales through September 22, 2023 for the upcoming 2023/2024 North American ski season increased approximately 7% in units and approximately 11% in sales dollars as compared to the prior year through September 23, 2022. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass product sales. We cannot predict if this favorable trend will continue through the remainder of the 2023 North American pass product sales campaign or the overall impact that pass product sales will have on lift revenue for the 2023/2024 North American and European ski seasons.

•Our overall results throughout the 2022/2023 North American ski season highlight the stability of the advance commitment from season pass products in a season with challenging conditions, including travel disruptions during the peak holiday period, abnormal weather conditions which significantly reduced operating days, terrain availability, and activity offerings across our 26 Midwest, Mid-Atlantic and Northeast resorts (collectively, “Eastern” U.S. resorts), and severe weather disruptions at our Tahoe resorts. Our ancillary businesses, including ski school, dining, and retail/rental, experienced strong growth compared to the prior year period, when those businesses were impacted by capacity constraints driven by staffing, and in the case of dining, by operational restrictions associated with COVID-19. Our dining business rebounded strongly from the prior year, though underperformed expectations for the year as guest dining behavior did not fully return to pre-COVID levels following two years of significant operational restrictions associated with COVID-19. The return to normal staffing levels enabled our mountain resorts to deliver a strong guest experience resulting in a significant improvement in guest satisfaction scores, which exceeded pre-COVID-19 levels at our destination mountain resorts.

•Given that we operate in the travel and leisure industry, we are subject to risks related to public health emergencies, including the potential outbreak and spread of contagious disease. Public health emergencies may lead to adverse economic impacts in global and local economies, including the economies in which we operate, which may in turn impact consumer demand, the willingness or ability of guests to travel, guest visitation, staffing levels or financial results. We cannot predict the ultimate impact that any potential public health emergency may have on our guest visitation, guest spending, staffing capabilities, other related trends or overall results of operations.

•As of July 31, 2023, we had $563.0 million of cash and cash equivalents as well as $421.0 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $500.0 million less certain letters of credit outstanding of $79.0 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2023, we had C$296.6 million ($224.9 million) available under the revolver component of the Whistler Credit Agreement which represents the total commitment of C$300.0 million ($227.5 million) less letters of credit outstanding of C$3.4 million ($2.6 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On August 3, 2022, through a wholly-owned subsidiary, we acquired a 55% controlling interest in Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”) from Andermatt Swiss Alps AG (“ASA”). Andermatt-Sedrun controls and operates all of Andermatt-Sedrun's mountain and ski-related assets, including lifts, most of the restaurants and a ski school operation at the ski area. The total consideration we paid was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to ASA. As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million). The proceeds paid to ASA will be fully reinvested into real estate developments in the base area. ASA retains a 40% ownership stake in Andermatt-Sedrun, with a group of existing shareholders comprising the remaining 5% ownership. We cannot predict the ultimate impact the acquisition of Andermatt-Sedrun will have on our future results from operations.
Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in thousands):

	Year ended July 31,
	2023	2022	2021
Net income attributable to Vail Resorts, Inc.	$268,148	$347,923	$127,850
Income before provision for income taxes	$373,517	$457,161	$125,183
Mountain Reported EBITDA	$822,570	$811,167	$552,753
Lodging Reported EBITDA	12,267	25,747	(8,097)
Resort Reported EBITDA	$834,837	$836,914	$544,656
Real Estate Reported EBITDA	$(1,728)	$(3,927)	$(4,582)

A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Andermatt-Sedrun (acquired August 3, 2022) and Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts,” acquired December 31, 2021) prospectively from their respective dates of acquisition.

COVID-19 in general had an adverse impact on our results of operations for Fiscal 2022 and Fiscal 2021.

The sections titled “Fiscal 2023 compared to Fiscal 2022” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2023 to Fiscal 2022, unless otherwise noted. Discussion of our financial results for Fiscal 2022 compared to Fiscal 2021 can be found in our Annual Report on Form 10-K for Fiscal 2022, which was filed on September 28, 2022.
Mountain Segment
Mountain segment operating results for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are presented by category as follows (in thousands, except ETP):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2023	2022	2021	2023/2022	2022/2021
Mountain net revenue:
Lift	$1,420,900	$1,310,213	$1,076,578	8.4%	21.7%
Ski school	287,275	223,645	144,227	28.5%	55.1%
Dining	224,642	163,705	92,186	37.2%	77.6%
Retail/rental	361,484	311,768	227,993	15.9%	36.7%
Other	246,605	203,783	161,814	21.0%	25.9%
Total Mountain net revenue	2,540,906	2,213,114	1,702,798	14.8%	30.0%

Mountain operating expense:
Labor and labor-related benefits	744,613	561,266	458,029	32.7%	22.5%
Retail cost of sales	118,717	99,024	77,217	19.9%	28.2%
Resort related fees	104,797	93,177	69,983	12.5%	33.1%
General and administrative	325,903	292,412	253,279	11.5%	15.5%
Other	424,911	358,648	298,235	18.5%	20.3%
Total Mountain operating expense	1,718,941	1,404,527	1,156,743	22.4%	21.4%
Mountain equity investment income, net	605	2,580	6,698	(76.6)%	(61.5)%
Mountain Reported EBITDA	$822,570	$811,167	$552,753	1.4%	46.8%
Total skier visits	19,410	17,298	14,852	12.2%	16.5%
ETP	$73.20	$75.74	$72.49	(3.4)%	4.5%

Mountain Reported EBITDA includes $21.2 million, $20.9 million and $20.3 million of stock-based compensation expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Fiscal 2023 compared to Fiscal 2022
Mountain Reported EBITDA increased $11.4 million, or 1.4%. The increase was driven by: (i) an overall increase in skier visitation that benefited our ancillary lines of business, which remained disproportionately impacted by COVID-19 restrictions and limitations in the prior year; (ii) an increase in North American pass revenue, which benefited from an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year; and (iii) our Australian operations, which experienced record visitation and favorable snow conditions in the 2022 ski season following periodic COVID-19 related closures in the prior year at Perisher, Falls Creek and Hotham. These increases were partially offset by: (i) increased labor and labor-related benefits and general and administrative expense, primarily as a result of investments in North American employee wages and increased headcount to support more normalized staffing and operations at our Resorts; (ii) increased variable expenses associated with increased revenues; (iii) increased expenses related to variable weather conditions; and (iv) the impact of inflation. Mountain segment results also include $3.1 million and $7.7 million of acquisition and integration related expenses for Fiscal 2023 and Fiscal 2022, respectively.

Lift revenue increased $110.7 million, or 8.4%, due to increases in both pass revenue and non-pass revenue. Pass revenue increased 8.5% primarily as a result of an increase in pass product sales for the 2022/2023 North American ski season compared to the prior year, as well as an increase in pass product sales for the 2022 Australian ski season compared to the prior year. Non-pass revenue increased 8.3% primarily due to an increase non-pass ETP (excluding Andermatt-Sedrun) of 7.8%, as well as incremental non-pass revenue from Andermatt-Sedrun of $13.2 million. Total non-pass ETP, including the impact of Andermatt-Sedrun, increased 4.3%. The increase in non-pass revenue also benefited from an increase in visitation at our Australian ski areas in the first quarter of Fiscal 2023, which experienced record visitation and favorable snow conditions during the 2022 ski season following periodic COVID-related closures and restrictions in the prior year. Total ETP decreased 3.4% primarily as a result of an increase in the proportion of pass product visitation (which generally results in lower ETP per visit) to total skier visits, driven by a continued migration to advance commitment products, partially offset by the increase in non-pass ETP discussed above.

Ski school revenue increased $63.6 million, or 28.5%, dining revenue increased $60.9 million, or 37.2%, and retail/rental revenue increased $49.7 million, or 15.9%, each primarily driven by the greater impact of COVID-19 and related limitations and restrictions in the prior year, including staffing challenges which limited our ability to operate at full capacity, as well as increased skier visitation.

Other revenue mainly consists of revenues from summer visitation and other mountain activities, employee housing, guest services, commercial leasing, marketing, private clubs (which includes both club dues and amortization of initiation fees), municipal services, other recreation activities and Australian ski area lodging and transportation. Other revenue increased $42.8 million, or 21.0%, primarily as a result of increased visitation at our Resorts compared to the prior year. Additionally, the increase was driven by the greater impact of COVID-19 and related limitations and restrictions in the prior year, which impacted the Company’s ability to operate ancillary services and other on-mountain activities at full capacity, as well as our Australian ski areas, which were disproportionately impacted by restrictions on international travel in the prior year.

Operating expense increased $314.4 million, or 22.4%, which was primarily attributable to investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our Resorts, as well as increased variable expenses associated with increased revenue, the impact of inflation and incremental expenses associated with Andermatt-Sedrun and the Seven Springs Resorts. Additionally, operating expense includes $3.1 million and $7.7 million of acquisition and integration related expenses for Fiscal 2023 and Fiscal 2022, respectively.

Labor and labor-related benefits increased 32.7%, primarily due to investments in wages and salaries for North American employees and increased headcount to support more normalized staffing and operations at our Resorts, as well as an increase in Australian operations as a result of periodic closures during the 2021 ski season, additional labor costs incurred as a result of variable weather conditions, and incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $21.0 million for the comparable period they were not owned in the prior year. Retail cost of sales increased 19.9%, compared to an increase in retail sales of 16.1%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 12.5% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 11.5% due to an increase in costs across all corporate functions, which were primarily driven by investments in employee wages and salaries. Other expense increased 18.5%, primarily due to increases in variable operating expenses associated with increased revenues, in addition to incremental expenses from Andermatt-Sedrun and the Seven Springs Resorts of $17.3 million for the comparable period they were not owned in the prior year, increased utility costs of $10.0 million primarily associated with higher variable rates and increased snowmaking operations at our Eastern U.S. ski areas, and an increase in repairs and maintenance expense of $4.0 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.
Lodging Segment
Lodging segment operating results for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2023	2022	2021	2023/2022	2022/2021
Lodging net revenue:
Owned hotel rooms	$80,117	$80,579	$47,509	(0.6)%	69.6%
Managed condominium rooms	96,785	97,704	72,217	(0.9)%	35.3%
Dining	62,445	48,569	17,211	28.6%	182.2%
Transportation	15,242	16,021	9,271	(4.9)%	72.8%
Golf	12,737	10,975	9,373	16.1%	17.1%
Other	55,816	46,500	43,008	20.0%	8.1%
Lodging net revenue (excluding payroll cost reimbursements)	323,142	300,348	198,589	7.6%	51.2%
Payroll cost reimbursements	17,251	11,742	6,553	46.9%	79.2%
Total Lodging net revenue	340,393	312,090	205,142	9.1%	52.1%
Lodging operating expense:
Labor and labor-related benefits	148,915	128,884	95,899	15.5%	34.4%
General and administrative	63,562	55,081	43,714	15.4%	26.0%
Other	98,398	90,636	67,073	8.6%	35.1%
Lodging operating expense (excluding reimbursed payroll costs)	310,875	274,601	206,686	13.2%	32.9%
Reimbursed payroll costs	17,251	11,742	6,553	46.9%	79.2%
Total Lodging operating expense	328,126	286,343	213,239	14.6%	34.3%
Lodging Reported EBITDA	$12,267	$25,747	$(8,097)	(52.4)%	418.0%

Owned hotel statistics(1):
ADR	$312.15	$309.78	$264.83	0.8%	17.0%
RevPar	$160.75	$170.84	$122.45	(5.9)%	39.5%
Managed condominium statistics:
ADR	$416.77	$410.13	$349.08	1.6%	17.5%
RevPar	$124.41	$122.15	$77.74	1.9%	57.1%
Owned hotel and managed condominium statistics (combined):
ADR	$378.62	$373.89	$322.15	1.3%	16.1%
RevPar	$133.48	$133.53	$85.99	—%	55.3%
(1) Owned hotel RevPAR for Fiscal 2023 declined from the prior comparative period primarily due to the inclusion of properties acquired through the Seven Springs Resorts for the full year-to-date period, compared to only being included for seven months in the prior year period, as well as the sale of the DoubleTree at Breckenridge hotel, which was sold after the 2021/2022 ski season, partially offset by price increases at our other lodging properties. For Fiscal 2022, the DoubleTree at Breckenridge contributed $8.6 million of owned hotel revenue.
Lodging Reported EBITDA includes $4.0 million, $3.7 million and $3.8 million of stock-based compensation expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Fiscal 2023 compared to Fiscal 2022
Lodging Reported EBITDA decreased $13.5 million, or 52.4%, primarily driven by an increase in labor and labor-related benefits and general and administrative expense, including the impacts of investments in employee wages and salaries and increased headcount to support more normalized staffing and operations at our lodging properties.
Dining revenue increased $13.9 million, or 28.6%, primarily due to incremental revenue from the Seven Springs Resorts of $7.2 million for the comparable period they were not owned in the prior year, as well as increases in revenue at our other lodging properties as a result of fewer COVID-19 related limitations and restrictions as compared to the prior year. Golf revenue increased $1.8 million, or 16.1%, primarily associated with an increase in revenue at our golf course in Wyoming. Other revenue increased $9.3 million, or 20.0%, primarily due to increases in ancillary revenue associated with the return to more normalized operations, which include lodging property support fees, lodging retail sales, conference services, and spa services.

Operating expense (excluding reimbursed payroll costs) increased 13.2%. Labor and labor-related benefits increased 15.5%, primarily due to investments in employee wages and salaries, and increased headcount to support more normalized staffing and operations at our lodging properties as compared to prior year, as well as incremental costs from the Seven Springs Resorts of $6.8 million for the comparable period they were not owned in the prior year. General and administrative expense increased 15.4% compared to the prior year, due to an increase in costs across all corporate functions, and particularly for our central reservations booking services, which were primarily driven by employee wage and salary investments. Other expense increased 8.6%, primarily related to increases in variable expenses associated with increased revenues, as well as incremental costs from the Seven Springs Resorts of $4.2 million for the comparable period they were not owned in the prior year.
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

Real Estate segment operating results for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2023	2022	2021	2023/2022	2022/2021
Total Real Estate net revenue	$8,065	$708	$1,770	1,039.1%	(60.0)%
Real Estate operating expense:
Cost of sales (including sales commissions)	5,146	251	1,294	1,950.2%	(80.6)%
Other	5,489	5,660	5,382	(3.0)%	5.2%
Total Real Estate operating expense	10,635	5,911	6,676	79.9%	(11.5)%
Gain on sale of real property	842	1,276	324	(34.0)%	293.8%
Real Estate Reported EBITDA	$(1,728)	$(3,927)	$(4,582)	56.0%	14.3%

Fiscal 2023
During Fiscal 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale (including sales commission) of $5.1 million.

Other operating expense of $5.5 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Fiscal 2022
We did not close on any significant real estate transactions during Fiscal 2022. Other operating expense of $5.7 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year ended July 31,			Percentage Increase/(Decrease)
	2023	2022	2021	2023/2022	2022/2021
Depreciation and amortization	$(268,501)	$(252,391)	$(252,585)	6.4%	(0.1)%
Change in estimated fair value of contingent consideration	$(49,836)	$(20,280)	$(14,402)	145.7%	40.8%
(Loss) gain on disposal of fixed assets and other, net	$(9,070)	$43,992	$(5,373)	(120.6)%	918.8%
Investment income and other, net	$23,744	$3,718	$586	538.6%	534.5%
Foreign currency (loss) gain on intercompany loans	$(2,907)	$(2,682)	$8,282	(8.4)%	(132.4)%
Provision for income taxes	$(88,414)	$(88,824)	$(726)	0.5%	(12,134.7)%
Effective tax rate	(23.7)%	(19.4)%	(0.6)%	4.3 pts	18.8 pts
Net (income) loss attributable to noncontrolling interest	$(16,955)	$(20,414)	$3,393	16.9%	(701.7)%
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2023 increased $16.1 million compared to the prior year, primarily due to assets acquired in the acquisition of Andermatt-Sedrun.

Change in estimated fair value of contingent consideration. We recorded expense of $49.8 million for Fiscal 2023, primarily related to an increase in the expected long-term EBITDA performance for Park City, as well as an increase in the expected contingent rent payment to be made for Fiscal 2023. We recorded expense of $20.3 million for Fiscal 2022 primarily related to an increase in the estimated contingent consideration payment for Fiscal 2022.

(Loss) gain on disposal of fixed assets and other, net. Loss on disposal of fixed assets and other, net for Fiscal 2023 included a loss of $5.9 million related to the sale of five retail and rental stores in Telluride, Colorado, as well as other annual disposals of fixed assets. Gain on disposal of fixed assets and other, net for Fiscal 2022 included (i) $32.2 million from the sale of the DoubleTree at Breckenridge hotel; (ii) $10.3 million in proceeds from the NPS related to partial payments for a leasehold surrender interest at GTLC associated with assets that have been fully depreciated by the Company (payments were made at the request of the NPS); and (iii) $7.9 million from the sale of an administrative building in Avon, CO. These gains were partially offset by losses on other annual disposals of fixed assets.

Investment income and other, net. Investment income and other, net for Fiscal 2023 increased $20.0 million compared to Fiscal 2022, primarily as a result of an increase in earned interest rates.
Foreign currency (loss) gain on intercompany loans. Foreign currency (loss) gain on intercompany loans is associated with an intercompany loan from Vail Holdings, Inc. to Whistler Blackcomb in the original amount of $210.0 million that was funded, effective as of November 1, 2016, in connection with the acquisition of Whistler Blackcomb. This intercompany loan requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations between the Canadian dollar and U.S. dollar associated with the loan are recorded within our results of operations.

Provision for income taxes. The effective tax rate for Fiscal 2023 was 23.7%, compared to 19.4% for Fiscal 2022. The increase in the effective tax rate was primarily due to a shift in income to higher tax rate jurisdictions, as well as a reduction in favorable discrete items, including excess tax benefits from employee share awards.
Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest is primarily associated with the income or loss attributable to the minority shareholder of Whistler Blackcomb, and accordingly, fluctuations are primarily associated with changes in income or loss from Whistler Blackcomb operations. Beginning in Fiscal 2023, net income (loss) attributable to noncontrolling interest also includes income or loss attributable to the minority shareholder of Andermatt-Sedrun, for which fluctuations are primarily associated with changes in income or loss from Andermatt-Sedrun operations.
Reconciliation of Non-GAAP Measures
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2023, Fiscal 2022 and Fiscal 2021 (in thousands):

	Year ended July 31,
	2023	2022	2021
Net income attributable to Vail Resorts, Inc.	$268,148	$347,923	$127,850
Net income (loss) attributable to noncontrolling interests	16,955	20,414	(3,393)
Net income	285,103	368,337	124,457
Provision for income taxes	88,414	88,824	726
Income before provision for income taxes	373,517	457,161	125,183
Depreciation and amortization	268,501	252,391	252,585
Loss (gain) on disposal of fixed assets and other, net	9,070	(43,992)	5,373
Change in estimated fair value of contingent consideration	49,836	20,280	14,402
Investment income and other, net	(23,744)	(3,718)	(586)
Foreign currency loss (gain) on intercompany loans	2,907	2,682	(8,282)
Interest expense, net	153,022	148,183	151,399
Total Reported EBITDA	$833,109	$832,987	$540,074

Mountain Reported EBITDA	$822,570	$811,167	$552,753
Lodging Reported EBITDA	12,267	25,747	(8,097)
Resort Reported EBITDA	834,837	836,914	544,656
Real Estate Reported EBITDA	(1,728)	(3,927)	(4,582)
Total Reported EBITDA	$833,109	$832,987	$540,074
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	Year ended July 31,
	2023	2022
Long-term debt, net	$2,750,675	$2,670,300
Long-term debt due within one year	69,160	63,749
Total debt	2,819,835	2,734,049
Less: cash and cash equivalents	562,975	1,107,427
Net Debt	$2,256,860	$1,626,622

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are presented by categories as follows (in thousands):

	Year ended July 31,
	2023	2022	2021
Net cash provided by operating activities	$639,563	$710,499	$525,250
Net cash used in investing activities	$(273,167)	$(347,917)	$(103,329)
Net cash (used in) provided by financing activities	$(915,708)	$(493,136)	$434,662
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
Fiscal 2023 compared to Fiscal 2022
We generated $639.6 million of cash from operating activities during Fiscal 2023, a decrease of $70.9 million compared to $710.5 million generated during Fiscal 2022. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $74.7 million and (ii) an increase in payments for accounts payable and accrued liabilities primarily associated with the lower level of operations as of the beginning of the prior fiscal year. These decreases were partially offset by an increase in earned interest on short-term investments of approximately $20.0 million. Additionally, we generated $7.5 million of proceeds from real estate land parcel sales during Fiscal 2023.

Cash used in investing activities for Fiscal 2023 decreased by $74.8 million primarily due to the prior year acquisition of the Seven Springs Resorts for $116.3 million, net of cash acquired. Additionally, we made a cash deposit of $114.4 million (CHF 110.0 million) in July 2022 related to the acquisition of Andermatt-Sedrun, which was returned in the current year upon closing of the acquisition on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated financial statements subsequent to the acquisition being completed. Accordingly, the deposit is shown as a cash outflow in Fiscal 2022 and a cash inflow in Fiscal 2023. These decreases in cash used in investing activities were partially offset by (i) an increase in capital expenditures of approximately $122.1 million as compared to the prior year, driven by our significant investment in lift upgrades in calendar year 2022; (ii) $48.8 million of short-term investments in bank deposits in the current year, net of maturities, which were invested in deposits with maturity dates of more than three months at the date of purchase and are therefore not reflected as cash equivalents; (iii) $38.6 million of cash paid to ASA upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022 and (iv) proceeds in the prior year due to the sale of the DoubleTree at Breckenridge, payment from the NPS related to a leasehold surrender interest at GTLC associated with assets that had been fully depreciated by the Company and the sale of an administrative building in Avon, CO, which did not recur in the current year.

Cash used in financing activities increased by $422.6 million during Fiscal 2023 compared to Fiscal 2022, primarily due to an increase in repurchases of common stock of $425.0 million and an increase in dividends paid of $88.6 million. These increases were partially offset by a decrease in debt repayments, including (i) the prior year repayment associated with the maturity of the EB-5 Development Notes, which were assumed in our acquisition of Peak Resorts, Inc. ($51.5 million) and (ii) a reduction in net repayments under the revolver component of our Whistler Credit Agreement ($21.2 million), as well as a decrease in employee taxes paid for share award exercises ($31.8 million).
Significant Sources of Cash
We had $563.0 million of cash and cash equivalents as of July 31, 2023, compared to $1,107.4 million as of July 31, 2022. The decrease was primarily due to a $425.0 million increase in share repurchases during Fiscal 2023. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows.
In addition to our $563.0 million of cash and cash equivalents at July 31, 2023, we had $421.0 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2023 (which represents the total commitment of $500.0 million less certain letters of credit outstanding of $79.0 million). Also, to further support the liquidity needs of Whistler Blackcomb, we had C$296.6 million ($224.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($227.5 million) less letters of credit outstanding of

C$3.4 million ($2.6 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at SOFR, plus 1.60% for the Vail Holdings Credit Agreement, and Bankers Acceptance Rate plus 1.75% for the Whistler Credit Agreement.
Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. In addition, we may incur capital expenditures for retained ownership interests associated with third-party real estate development projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards for the guest experience throughout our owned hotels and in technology that can impact the full network. Additionally, planned capital expenditures include discretionary improvements at our Resorts which we evaluate based on an expected level of return on investment.
We currently anticipate we will spend approximately $180 million to $185 million on resort capital expenditures during calendar year 2023, excluding one-time investments related to integration activities, deferred capital associated with the Keystone and Park City projects, $4 million of reimbursable investments associated with insurance recoveries, and $9 million of growth capital investments at Andermatt-Sedrun. Including these one-time items, our total capital plan for calendar year 2023 is expected to be approximately $204 million to $209 million. Included in these estimated capital expenditures are approximately $112 million to $117 million of maintenance capital expenditures (excluding Andermatt-Sedrun), which are necessary to maintain appearance and level of service appropriate to our resort operations. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Approximately $108 million was spent for capital expenditures in calendar year 2023 as of July 31, 2023, leaving approximately $96 million to $101 million to spend in the remainder of calendar year 2023.
Acquisitions
On August 3, 2022, we acquired a majority stake in Andermatt-Sedrun, which was funded with cash on hand. The purchase price was comprised of a $114.4 million (CHF 110.0 million) investment into Andermatt-Sedrun for use in capital investments to enhance the guest experience on the mountain and $41.3 million (CHF 39.3 million) paid to the seller. As of August 3, 2022, the value of the total consideration paid was $155.4 million (CHF 149.3 million).
Debt
As of July 31, 2023, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.8 billion debt outstanding as of July 31, 2023) are not due until fiscal year 2026 and beyond. As of July 31, 2023 and 2022, total long-term debt, net (including long-term debt due within one year) was $2.8 billion and $2.7 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) was $2.3 billion and $1.6 billion as of July 31, 2023 and 2022, respectively, and the increase was primarily associated with the use of cash to fund increased share repurchases under our share repurchase program during Fiscal 2023.
As of July 31, 2023, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of net variable-rate debt outstanding as of July 31, 2023, after consideration of $400.0 million in interest rate swaps which effectively convert variable-rate debt to fixed-rate debt. A 100-basis point change in our borrowing rates would cause our annual interest payments on our net variable-rate debt to change by approximately $6.7 million. Additionally, the annual payments associated with the financing of the Canyons transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Material Cash Requirements
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $2.8 billion as of July 31, 2023, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received which is in accordance with GAAP. A summary of our material cash requirements as of July 31, 2023 (excluding obligations presented elsewhere, including Notes to Consolidated Financial Statements) is presented below (in thousands):

	Payments Due by Period
		Fiscal	2-3	4-5	More than
	Total	2024	years	years	5 years
Long-term debt (1)	$3,198,106	170,345	1,456,545	891,889	679,327
Service contracts	$45,198	30,024	11,541	3,633	—
Purchase obligations and other (2)	$696,772	546,636	91,127	1,390	57,619
Total contractual cash obligations	$3,940,076	$747,005	$1,559,213	$896,912	$736,946
(1) Long-term debt includes principal payments, fixed-rate interest payments (including payments that are required under interest rate swaps) and estimated variable interest payments utilizing interest rates in effect at July 31, 2023, and assumes all debt outstanding as of July 31, 2023 will be held to maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2023, and do not reflect interest obligations on potential future debt or refinancing.
Long-term debt also includes $12.8 million of proceeds resulting from real estate transactions accounted for as financing arrangements, which are expected to be recognized on the Company’s Statements of Operations in future years as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
(2) Purchase obligations and other primarily includes amounts which are classified as trade payables ($148.5 million), accrued payroll and benefits ($99.4 million), accrued fees and assessments ($27.6 million), contingent consideration liability ($73.3 million) and accrued taxes (including taxes for uncertain tax positions) ($140.3 million) on our Consolidated Balance Sheet as of July 31, 2023. These amounts also include other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, which are not included on our Consolidated Balance Sheet as of July 31, 2023 in accordance with GAAP.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Shares and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase shares of up to 10,000,000 Vail Shares. During Fiscal 2023, we repurchased 2,182,594 shares (at an average price of $229.09) for a total cost of approximately $500.0 million, excluding accrued excise tax. Since the inception of this stock repurchase program through July 31, 2023, we have repurchased 8,648,302 Vail Shares at a cost of approximately $979.4 million. As of July 31, 2023, 1,351,698 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.

Dividend Payments
During Fiscal 2023, we paid cash dividends of $7.94 per share ($314.4 million). During Fiscal 2022, we paid cash dividends of $5.58 per share ($225.8 million, including cash dividends paid to Exchangeco shareholders). On September 27, 2023, our Board of Directors approved a cash dividend of $2.06 per share payable on October 26, 2023 to stockholders of record as of October 10, 2023. We expect to fund the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
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
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2023. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2024; however, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
Goodwill and Intangible Assets
Description
The carrying value of goodwill and indefinite-lived intangible assets are evaluated for possible impairment on an annual basis or between annual tests if an event occurs or circumstances change that would more likely than not reduce the estimated fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Definite-lived intangible assets are evaluated for impairment only when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than its carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact the estimated fair value since the previous quantitative analysis was performed, a quantitative impairment test would be required. The quantitative test includes determination of the estimated fair value of our reporting units using a discounted cash flow analysis and determination of the estimated fair value of indefinite-lived intangible assets primarily using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of terminal value, determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and the amount of any potential impairment for each reporting unit or indefinite-lived intangible asset.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. If the net carrying value of the reporting units or assets exceed their estimated fair value, an impairment will be recognized in an amount equal to that excess; otherwise, no impairment loss is recognized. During Fiscal 2023, we performed qualitative analyses of our reporting units and indefinite-lived intangible assets and determined that the estimated fair value of all material reporting units and indefinite-lived intangible assets significantly exceeded their respective carrying values.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill or indefinite-lived asset impairment tests are accurate. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) prolonged adverse weather conditions resulting in a sustained decline in guest visitation; (2) a prolonged weakness in the general economic conditions in which guest visitation and spending is adversely impacted; and (3) volatility in the equity and debt markets which could result in a higher discount rate.
While we believe that our estimates and judgments are reasonable and while historical performance and current expectations have generally resulted in estimated fair values of our reporting units and indefinite-lived assets that are in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2023, we had $1,720.3 million of goodwill and $254.4 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.
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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments we have made related to tax contingencies are reasonable and we have adequate reserves for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties, are $56.8 million as of July 31, 2023. This reserve solely relates to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $28.3 million for Fiscal 2023.
Business Combinations
Description
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.
Judgments and Uncertainties
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discount rates and volatility for the respective business.
Effect if Actual Results Differ From Assumptions
We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that a marketplace participant would use. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments, which could be significant, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the estimated fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded on our Consolidated Statements of Operations.
We recognize the fair value of contingent consideration, if any, at the date of acquisition as part of the consideration transferred to acquire a business. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition taking into consideration changes in financial projections and long-term growth rates, among other factors, that may impact the timing and amount of contingent consideration payments until the term of the agreement has expired or the contingency is resolved. Increases in the fair value of contingent consideration are recorded as losses on our Consolidated Statements of Operations, while decreases in fair value are recorded as gains.
New Accounting Standards
Refer to the Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements for a discussion of new accounting standards.
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature, with a typical peak operating season in North America and Europe generally beginning in mid-December and running through mid-April. In particular, revenue and profits for our North American and European mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessioner properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months, and these operations typically incur operating losses during the North American and European winter months. Revenue and profits generated by NPS concessioner properties’ summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American and European mountain and other lodging operations. During Fiscal 2023, approximately 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2023, we had approximately $0.7 billion of net variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 24% of our total debt outstanding, at an average interest rate during Fiscal 2023 of approximately 5.4%. Based on variable-rate borrowings outstanding as of July 31, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by $6.7 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because our international operations are conducted in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes in foreign exchange rates, in particular the Canadian dollar, Australian dollar and Swiss franc compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb are reported in Canadian dollars, the results of our Australian resorts are reported in Australian dollars, and the results of Andermatt-Sedrun are reported in Swiss francs, each of which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.
The following table summarizes the amounts of foreign currency translation adjustments, representing (losses) gains, and foreign currency (loss) gain on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2023	2022	2021
Foreign currency translation adjustments	$(25,439)	$(46,493)	$100,019
Foreign currency (loss) gain on intercompany loans	$(2,907)	$(2,682)	$8,282

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2023, 2022 and 2021

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2023, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2023 excluded certain elements of internal controls of Andermatt-Sedrun Sport AG (“Andermatt-Sedrun”, acquired August 3, 2022) due to the timing of this acquisition. Those elements of the acquired resort’s internal controls over financial reporting that have been excluded represent approximately 2% of total consolidated assets and approximately 1% of total consolidated net revenues of the Company as of and for the year ended July 31, 2023.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Andermatt-Sedrun Sport AG from its assessment of internal control over financial reporting as of July 31, 2023 because it was acquired by the Company in a purchase business combination during the year ended July 31, 2023. We have also excluded Andermatt-Sedrun Sport AG from our audit of internal control over financial reporting. Andermatt-Sedrun Sport AG is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2023.

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

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $73.3 million as of July 31, 2023 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, significant assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

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
September 28, 2023

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$562,975	$1,107,427
Restricted cash	10,118	18,680
Trade receivables, net of allowances of $5,385 and $6,356, respectively	381,067	383,425
Inventories, net of reserves	132,548	108,723
Other current assets	121,403	173,277
Total current assets	1,208,111	1,791,532
Property, plant and equipment, net (Note 8)	2,371,557	2,118,052
Real estate held for sale or investment	90,207	95,983
Goodwill, net (Note 8)	1,720,344	1,754,928
Intangible assets, net (Note 8)	309,345	314,058
Operating right-of-use assets (Note 4)	192,289	192,070
Other assets	55,901	51,405
Total assets	$5,947,754	$6,318,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$978,021	$942,830
Income taxes payable	83,514	104,275
Long-term debt due within one year (Note 6)	69,160	63,749
Total current liabilities	1,130,695	1,110,854
Long-term debt, net (Note 6)	2,750,675	2,670,300
Operating lease liabilities (Note 4)	168,326	174,567
Other long-term liabilities	286,261	246,359
Deferred income taxes, net (Note 10)	276,137	268,464
Total liabilities	4,612,094	4,470,544
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,798 and 46,744 shares issued, respectively	468	467
Exchangeable shares, $0.01 par value, 0 and 3 shares issued and outstanding, respectively (Note 5)	—	—
Additional paid-in capital	1,124,433	1,184,577
Accumulated other comprehensive (loss) income	(10,358)	10,923
Retained earnings	873,710	895,889
Treasury stock, at cost; 8,648 and 6,466 shares, respectively (Note 13)	(984,306)	(479,417)
Total Vail Resorts, Inc. stockholders’ equity	1,003,947	1,612,439
Noncontrolling interests	331,713	235,045
Total stockholders’ equity	1,335,660	1,847,484
Total liabilities and stockholders’ equity	$5,947,754	$6,318,028
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2023	2022	2021
Net revenue:
Mountain and Lodging services and other	$2,372,175	$2,116,547	$1,650,055
Mountain and Lodging retail and dining	509,124	408,657	257,885
Resort net revenue	2,881,299	2,525,204	1,907,940
Real Estate	8,065	708	1,770
Total net revenue	2,889,364	2,525,912	1,909,710
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,454,324	1,180,963	960,453
Mountain and Lodging retail and dining cost of products sold	203,278	162,414	112,536
General and administrative	389,465	347,493	296,993
Resort operating expense	2,047,067	1,690,870	1,369,982
Real Estate	10,635	5,911	6,676
Total segment operating expense	2,057,702	1,696,781	1,376,658
Other operating (expense) income:
Depreciation and amortization	(268,501)	(252,391)	(252,585)
Gain on sale of real property	842	1,276	324
Change in estimated fair value of contingent consideration (Note 9)	(49,836)	(20,280)	(14,402)
(Loss) gain on disposal of fixed assets and other, net	(9,070)	43,992	(5,373)
Income from operations	505,097	601,728	261,016
Interest expense, net	(153,022)	(148,183)	(151,399)
Mountain equity investment income, net	605	2,580	6,698
Investment income and other, net	23,744	3,718	586
Foreign currency (loss) gain on intercompany loans (Note 6)	(2,907)	(2,682)	8,282
Income before provision for income taxes	373,517	457,161	125,183
Provision for income taxes (Note 10)	(88,414)	(88,824)	(726)
Net income	285,103	368,337	124,457
Net (income) loss attributable to noncontrolling interests	(16,955)	(20,414)	3,393
Net income attributable to Vail Resorts, Inc.	$268,148	$347,923	$127,850
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$6.76	$8.60	$3.17
Diluted net income per share attributable to Vail Resorts, Inc.	$6.74	$8.55	$3.13
Cash dividends declared per share	$7.94	$5.58	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2023	2022	2021
Net income	$285,103	$368,337	$124,457
Foreign currency translation adjustments	(25,439)	(46,493)	100,019
Change in estimated fair value of hedging instruments, net of tax	3,691	18,906	12,817
Comprehensive income	263,355	340,750	237,293
Comprehensive income attributable to noncontrolling interests	(16,488)	(9,703)	(24,807)
Comprehensive income attributable to Vail Resorts, Inc.	$246,867	$331,047	$212,486
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts	Exchangeable
Balance, July 31, 2020	$464	$—	$1,131,624	$(56,837)	$645,902	$(404,411)	$1,316,742	$214,925	$1,531,667
Comprehensive income:
Net income (loss)	—	—	—	—	127,850	—	127,850	(3,393)	124,457
Foreign currency translation adjustments	—	—	—	71,819	—	—	71,819	28,200	100,019
Change in estimated fair value of hedging instruments, net of tax	—	—	—	12,817	—	—	12,817	—	12,817
Total comprehensive income							212,486	24,807	237,293
Equity component of 0.0% Convertible Notes, net (Note 6)	—	—	80,066	—	—	—	80,066	—	80,066
Stock-based compensation expense (Note 14)	—	—	24,395	—	—	—	24,395	—	24,395
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	2	—	(39,092)	—	—	—	(39,090)	—	(39,090)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(5,263)	(5,263)
Balance, July 31, 2021	466	—	1,196,993	27,799	773,752	(404,411)	1,594,599	234,469	1,829,068
Comprehensive income:
Net income	—	—	—	—	347,923	—	347,923	20,414	368,337
Foreign currency translation adjustments	—	—	—	(35,782)	—	—	(35,782)	(10,711)	(46,493)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	18,906	—	—	18,906	—	18,906
Total comprehensive income							331,047	9,703	340,750
Stock-based compensation expense (Note 14)	—	—	24,885	—	—	—	24,885	—	24,885
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	—	(37,301)	—	—	—	(37,300)	—	(37,300)
Repurchases of common stock (Note 13)	—	—	—	—	—	(75,006)	(75,006)	—	(75,006)
Dividends (Note 5)	—	—	—	—	(225,786)	—	(225,786)	—	(225,786)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(9,127)	(9,127)
Balance, July 31, 2022	467	—	1,184,577	10,923	895,889	(479,417)	1,612,439	235,045	1,847,484
Comprehensive income:
Net income	—	—	—	—	268,148	—	268,148	16,955	285,103
Foreign currency translation adjustments	—	—	—	(24,972)	—	—	(24,972)	(467)	(25,439)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	3,691	—	—	3,691	—	3,691
Total comprehensive income							246,867	16,488	263,355
Cumulative effect of adoption of ASU 2020-06 (Notes 2 & 6)	—	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Stock-based compensation expense (Note 14)	—	—	25,409	—	—	—	25,409	—	25,409
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	—	(5,487)	—	—	—	(5,486)	—	(5,486)
Repurchases of common stock (Note 13)	—	—	—	—	—	(504,889)	(504,889)	—	(504,889)
Dividends (Note 5)	—	—	—	—	(314,350)	—	(314,350)	—	(314,350)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(11,344)	(11,344)
Balance, July 31, 2023	$468	$—	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$285,103	$368,337	$124,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,501	252,391	252,585
Stock-based compensation expense	25,409	24,885	24,395
Deferred income taxes, net	24,065	(9,390)	(16,136)
Loss (gain) on disposal of fixed assets and other, net	9,070	(43,992)	5,373
Change in estimated fair value of contingent consideration	49,836	20,280	14,402
Other non-cash (income) expense, net	(4,687)	3,510	(7,231)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	4,248	(39,010)	(237,188)
Inventories, net	(23,418)	(28,048)	22,781
Accounts payable and accrued liabilities	(7,509)	41,078	118,979
Deferred revenue	60,268	48,973	199,410
Income taxes payable	(32,270)	81,307	11,850
Other assets and liabilities, net	(19,053)	(9,822)	11,573
Net cash provided by operating activities	639,563	710,499	525,250
Cash flows from investing activities:
Capital expenditures	(314,912)	(192,817)	(115,097)
Acquisition of businesses, net of cash acquired	(38,567)	(116,337)	—
Deposit returned (paid) for acquisition of business	114,506	(114,414)	—
Investments in short-term deposits	(86,756)	—	—
Maturity of short-term deposits	37,978	—	—
Cash received from disposal of fixed assets	5,674	66,264	9,705
Other investing activities, net	8,910	9,387	2,063
Net cash used in investing activities	(273,167)	(347,917)	(103,329)
Cash flows from financing activities:
Proceeds from borrowings under Whistler Credit Agreement	—	—	27,775
Proceeds from borrowings under 0.0% Convertible Notes	—	—	575,000
Repayments of borrowings under Vail Holdings Credit Agreement	(62,500)	(62,500)	(62,500)
Repayments of borrowings under Whistler Credit Agreement	(11,389)	(32,633)	(45,657)
Repayment of EB-5 Development Notes	—	(51,500)	—
Employee taxes paid for share award exercises	(5,486)	(37,300)	(39,090)
Repurchases of common stock	(500,000)	(75,006)	—
Dividends paid	(314,350)	(225,786)	—
Other financing activities, net	(21,983)	(8,411)	(20,866)
Net cash (used in) provided by financing activities	(915,708)	(493,136)	434,662
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,702)	(1,913)	(95)
Net (decrease) increase in cash, cash equivalents and restricted cash	(553,014)	(132,467)	856,488
Cash, cash equivalents and restricted cash:
Beginning of period	$1,126,107	$1,258,574	$402,086
End of period	$573,093	$1,126,107	$1,258,574
Cash paid for interest	$140,599	$114,074	$125,667
Taxes paid, net	$94,342	$19,692	$5,011
Non-cash investing activities:
Accrued capital expenditures	$23,210	$30,556	$5,158
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Organization and Business
Vail Resorts, Inc. (“Vail Resorts”) is organized as a holding company and operates through various subsidiaries. Vail Resorts and its subsidiaries (collectively, the “Company”) operate in three reportable segments: Mountain, Lodging and Real Estate. The Company refers to “Resort” as the combination of the Mountain and Lodging segments.
In the Mountain segment, the Company operates the following 41 destination mountain resorts and regional ski areas, (collectively, “Resorts”):
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to the Company’s regional ski areas, which tend to generate skier visits predominantly from their respective local markets.
Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for the Company’s Australian ski areas, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of the Company’s Australian ski areas are conducted pursuant to long-term leases and licenses on land owned by the governments of New South Wales and Victoria, Australia. A portion of the operations of Andermatt-Sedrun are conducted on land owned by the Swiss Confederation, for which operations are conducted under leasehold agreements and pursuant to a personal easement on land owned by the municipality of Tujetsch. Okemo, Mount Sunapee and Stowe operate on land leased from the respective states in which the resorts are located and on land owned by the Company.
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
The Company’s Real Estate segment primarily owns, develops and sells real estate in and around the Company’s resort communities.
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
Real Estate Held for Sale or Investment — The Company capitalizes as real estate held for sale or investment the original land acquisition cost, direct construction and development costs, property taxes and interest paid related to real estate under development and other related costs. Sales and marketing expenses are charged against income in the period incurred.
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
For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The quantitative test for impairment consists of a comparison of the estimated fair value of the assets with their respective net carrying values. If the net carrying amount of the assets exceed their respective estimated fair values, an impairment loss would be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed their respective estimated fair values, no impairment loss is recognized. The Company determined that there were no impairments of goodwill or definite and indefinite-lived assets for the years ended July 31, 2023, 2022 and 2021.
Long-Lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset group, an impairment loss is recognized in the amount by which the net carrying amount of the asset group exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2023, 2022 and 2021.
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
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2023, 2022 and 2021 was $47.2 million, $47.7 million and $38.6 million, respectively, and was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statement of Operations.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes (as defined in Note 6, Long-Term Debt) has been estimated using an analysis based on current borrowing rates for debt with similar remaining maturities and ratings (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes and EPR Secured Notes as of July 31, 2023 are presented below (in thousands):

	July 31, 2023
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$602,544
0.0% Convertible Notes	$575,000	$510,134
EPR Secured Notes	$132,503	$174,854
The recorded amount of the Company’s NRP Loan (as defined in Note 6, Long-Term Debt), which was assumed by the Company during the year ended July 31, 2023, approximates fair value as the debt obligation was recorded at estimated fair value in conjunction with the preliminary purchase accounting for the Andermatt-Sedrun acquisition (see Note 7, Acquisitions) and there has been no significant change in underlying rates. The recorded amounts for all current asset, current liability and other financial liability balances not included in the above table approximate fair value due to their short-term nature or variable nature of associated interest rates.
Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 14, Stock Compensation Plan, for more information), less the amount of forfeited awards which are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2023, 2022 and 2021 included on the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2023	2022	2021
Mountain stock-based compensation expense	$21,242	$20,892	$20,311
Lodging stock-based compensation expense	3,972	3,737	3,783
Real Estate stock-based compensation expense	195	256	301
Pre-tax stock-based compensation expense	25,409	24,885	24,395
Less: benefit from income taxes	5,951	6,189	5,871
Net stock-based compensation expense	$19,458	$18,696	$18,524
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and temporary cash investments in accounts with high-quality credit institutions. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company conducts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). As of July 31, 2023, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments, net of tax, on the Company’s Consolidated Statements of Comprehensive Income, and such change was recorded as a gain of $3.7 million, $18.9 million and $12.8 million during the years ended July 31, 2023, 2022 and 2021, respectively. Amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the years ended July 31, 2023, 2022 and 2021, gains (losses) of $11.0 million, $(4.3) million and $(5.4) million, respectively, were reclassified into interest expense, net from other comprehensive income. See Note 9, Fair Value Measurements, for more information.
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
The Company is party to various interest rate swap agreements that hedge the variable interest rate component of underlying cash flows of $400.0 million in principal amount of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which are designated as cash flow hedges. During the year ended July 31, 2023, the Company entered into an amendment to its Vail Holdings Credit Agreement (the “Fifth Amendment”) to modify the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on the Secured Overnight Financing Rate (“SOFR”). See Note 6, Long-Term Debt, for additional information. Subsequent to the Fifth Amendment, the interest rate swaps were also amended to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. The Company elected certain optional expedients provided by Topic 848, which allowed the Company to not apply certain modification accounting requirements or reassess the previous accounting designation of the interest rate swap agreements as cash flow hedges.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting related to certain convertible debt instruments. The guidance removes certain rules which required separation of the embedded conversion features from the host contract for convertible instruments. The updated guidance requires bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815, “Derivatives and Hedging”, or for convertible debt issued at a substantial premium. The guidance also amends the guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” for certain contracts in an entity’s own equity that are currently accounted for as derivatives. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years (the Company’s first quarter of the fiscal year ended July 31, 2023). This standard allows for a modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and therefore prior period financial information has not been retrospectively adjusted and continues to be reported under the accounting standards in effect for those periods.
Upon adoption of the standard, the Company reclassified the previously bifurcated equity component of its 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt) to long-term debt, net, as the convertible option on the 0.0% Convertible Notes does not qualify as a derivative under ASC 815 nor were the 0.0% Convertible Notes issued at a substantial premium. This reclassification was partially offset by an increase to retained earnings to reverse the previously recognized non-cash interest expense, net of tax that had been recorded as a result of amortization of the previously recorded debt discount. The adoption of this new guidance eliminates the recognition of non-cash interest expense in future periods due to the elimination of the debt discount.
The impact of adoption of ASU 2020-06 on the Company’s Consolidated Balance Sheet as of the adoption date was as follows (in thousands):

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
For certain contracts that have an original term length of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. For contracts with an expected term in excess of one year, the Company has considered the provisions of Topic 606 in determining whether contracts contain a financing component. Taxes collected from customers and remitted to governmental authorities are generally excluded from revenue on the accompanying Consolidated Statements of Operations.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2023, 2022 and 2021 (in thousands):

	Year ended July 31,
	2023	2022	2021
Mountain net revenue:
Lift	$1,420,900	$1,310,213	$1,076,578
Ski School	287,275	223,645	144,227
Dining	224,642	163,705	92,186
Retail/Rental	361,484	311,768	227,993
Other	246,605	203,783	161,814
Total Mountain net revenue	$2,540,906	$2,213,114	$1,702,798
Lodging net revenue:
Owned hotel rooms	$80,117	$80,579	$47,509
Managed condominium rooms	96,785	97,704	72,217
Dining	62,445	48,569	17,211
Transportation	15,242	16,021	9,271
Golf	12,737	10,975	9,373
Other	55,816	46,500	43,008
	323,142	300,348	198,589
Payroll cost reimbursements	17,251	11,742	6,553
Total Lodging net revenue	$340,393	$312,090	$205,142
Total Resort net revenue	$2,881,299	$2,525,204	$1,907,940
Total Real Estate net revenue	8,065	708	1,770
Total net revenue	$2,889,364	$2,525,912	$1,909,710
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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $572.6 million and $511.3 million as of July 31, 2023 and 2022, respectively. For the year ended July 31, 2023, the Company recognized approximately $486.5 million of net revenue that was included in the deferred revenue balance as of July 31, 2022. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $109.7 million and $117.2 million as of July 31, 2023 and 2022, respectively. As of July 31, 2023, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.
Contract assets are recorded as trade receivables when the right to consideration is unconditional. Trade receivable balances were $381.1 million and $383.4 million as of July 31, 2023 and 2022, respectively. Payments from customers are based on billing terms established in the contracts with customers, which vary by the type of customer, the location and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, contracts require payment before the products are delivered or services are provided to the customer. Impairment losses related to contract assets are recognized through the Company’s allowance for doubtful accounts analysis. Contract asset write-offs are evaluated on an individual basis.
Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid in order to obtain season ski pass products contracts are recoverable. Accordingly, the Company records these amounts as assets when they are paid prior to the start of the ski season.
As of July 31, 2023, $5.1 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of pass product revenue. The Company recorded amortization of $25.2 million, $22.1 million and $17.8 million for these costs during the years ended July 31, 2023, 2022 and 2021, respectively, which were recorded within Mountain and Lodging operating expense on the accompanying Consolidated Statement of Operations.
Utilizing the practical expedient provided for under Topic 606, the Company has elected to expense credit card fees and sales commissions related to non-pass products and services as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statements of Operations.
4.     Leases
The Company’s operating leases consist primarily of commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to 60 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses on the Company’s Consolidated Statements of Operations in the same line item as the expense arising from the respective fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately. Future lease payments that are contingent or represent non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.
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

The components of lease expense for the years ended July 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year ended July 31,
	2023	2022	2021
Finance leases:
Amortization of the finance ROU assets	$11,701	$9,011	$9,753
Interest on lease liabilities	$40,098	$35,881	$34,612
Operating leases:
Operating lease expense	$45,385	$43,295	$43,418
Short-term lease expense (1)	$22,759	$15,614	$13,638
Variable lease expense	$3,204	$2,309	$1,660
(1) Short-term lease expense is attributable to leases with terms of 12 months or less which are not included within the Company’s Consolidated Balance Sheets.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2023, 2022 and 2021 (in thousands):

	Year ended July 31,
	2023	2022	2021
Cash flow supplemental information:
Operating cash outflows for operating and short-term leases	$65,216	$59,818	$56,942
Operating cash outflows for lease- and non-lease components of finance leases	$54,788	$37,573	$31,429
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$30,342	$23,190	$12,615
Finance ROU assets obtained in exchange for finance lease obligations	$39,114	$—	$—
Weighted-average remaining lease terms and discount rates as of July 31, 2023 and 2022 are as follows:

	July 31, 2023	July 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	9.2	9.8
Finance leases	37.6	40.9
Weighted-average discount rate
Operating leases	4.9%	4.6%
Finance leases	9.9%	10.0%

Future fixed lease payments for operating and finance leases as of July 31, 2023 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$49,012	$35,000
2025	45,707	35,506
2026	41,424	35,824
2027	26,573	36,025
2028	18,454	35,991
Thereafter	86,149	1,724,517
Total future minimum lease payments	267,319	1,902,863
Less amount representing interest	(62,089)	(1,500,805)
Total lease liabilities	$205,230	$402,058
The current portion of operating lease liabilities of approximately $36.9 million and $34.2 million as of July 31, 2023 and 2022, respectively, is recorded within accounts payables and accrued liabilities in the accompanying Consolidated Balance Sheets. Finance lease liabilities are recorded within long-term debt, net in the accompanying Consolidated Balance Sheets.
The Canyons finance lease obligation was $363.4 million and $357.6 million as of July 31, 2023 and 2022, respectively, which represents the estimated annual fixed lease payments for the remaining initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2023 and 2022, respectively, the Company has recorded $90.2 million and $99.0 million of net finance lease ROU assets in connection with the Canyons lease, net of $93.4 million and $84.6 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheets.
During the year ended July 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb, for which the finance lease obligation was $29.5 million as of July 31, 2023, which represents the minimum lease payments for the remaining initial 20 year term of the lease, net of amounts representing interest, discounted using an interest rate of 6.95%. As of July 31, 2023, the Company has recorded $27.5 million of net finance lease ROU assets in connection with these leases, net of $1.1 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco”) or cash (or a combination thereof). Whistler Blackcomb shareholders elected to receive 3,327,719 Vail Shares and 418,095 shares of Exchangeco (the “Exchangeco Shares”). The Exchangeco Shares could be redeemed for Vail Shares at any time until October 2023 or until the Company elected to convert any remaining Exchangeco Shares to Vail Shares, which the Company had the ability to do once total Exchangeco Shares outstanding fell below 20,904 shares (or 5% of the total Exchangeco Shares originally issued). In July 2022, the number of outstanding Exchangeco Shares fell below such threshold and on August 25, 2022, the Company elected to redeem all outstanding Exchangeco Shares, effective September 26, 2022. As of July 31, 2023, all Exchangeco Shares have been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding includes the Exchangeco Shares.

Presented below is basic and diluted EPS for the years ended July 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended July 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$268,148	$268,148	$347,923	$347,923	$127,850	$127,850
Weighted-average Vail Shares outstanding	39,654	39,654	40,433	40,433	40,266	40,266
Weighted-average Exchangeco shares outstanding	—	—	32	32	35	35
Total Weighted-average shares outstanding	39,654	39,654	40,465	40,465	40,301	40,301
Effect of dilutive securities	—	106	—	222	—	527
Total shares	39,654	39,760	40,465	40,687	40,301	40,828
Net income per share attributable to Vail Resorts, Inc.	$6.76	$6.74	$8.60	$8.55	$3.17	$3.13
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards that were excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 22,000, 6,000 and 2,000 for the years ended July 31, 2023, 2022 and 2021, respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the years ended July 31, 2023, 2022 and 2021, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the years ended July 31, 2023 and 2022, the Company paid cash dividends of $7.94 per share and $5.58 per share, respectively ($314.4 million and $225.8 million, respectively, including cash dividends paid to Exchangeco shareholders). The Company did not pay cash dividends during the year ended July 31, 2021. On September 27, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on October 26, 2023 to stockholders of record as of October 10, 2023.

6.    Long-Term Debt
Long-term debt as of July 31, 2023 and 2022 is summarized as follows (in thousands):

	Maturity	July 31, 2023	July 31, 2022
Vail Holdings Credit Agreement revolver (a)	2026	$—	$—
Vail Holdings Credit Agreement term loan (a)	2026	1,015,625	1,078,125
6.25% Notes (b)	2025	600,000	600,000
0.0% Convertible Notes (c)	2026	575,000	575,000
Whistler Credit Agreement revolver (d)	2028	—	11,717
EPR Secured Notes (e)	2034-2036	114,162	114,162
Employee housing bonds (f)	2027-2039	52,575	52,575
Canyons obligation (g)	2063	363,386	357,607
NRP Loan (h)	2036	40,399	—
Whistler Blackcomb employee housing leases (i)	2042	29,491	—
Other (j)	2023-2036	35,011	17,860
Total debt		2,825,649	2,807,046
Less: Unamortized premiums, discounts and debt issuance costs (k)		5,814	72,997
Less: Current maturities (l)		69,160	63,749
Long-term debt, net		$2,750,675	$2,670,300
(a)On August 31, 2022, Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain lenders entered into the Fifth Amendment (the “Fifth Amendment”) to the Eighth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), which extended the maturity date to September 23, 2026. Additionally, the Fifth Amendment contains customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. Treasury repo market and is administered by the Federal Reserve Bank of New York. The Fifth Amendment modified the calculation of interest under the Vail Holdings Credit Agreement from being calculated based on LIBOR to being calculated based on SOFR. No other material terms of the Vail Holdings Credit Agreement were amended.

As of July 31, 2023, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.0 billion outstanding term loan facility. The term loan facility is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due in upon maturity. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at SOFR plus a spread of 1.60% as of July 31, 2023 (6.92% as of July 31, 2023). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of July 31, 2023). The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024, at an effective rate of 1.38%.
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
The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $407.17 per share, and is subject to adjustment upon the occurrence of certain specified events as described in the Convertible Indenture, including the payment of cash dividends. As of July 31, 2023, the conversion rate of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was 2.5972 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents a conversion price of $385.03 per share (the “Conversion Price”). The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle the in the money component of conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.
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
Prior to the adoption of ASU 2020-06 on August 1, 2022, the Company separately accounted for the liability and equity components of the 0.0% Convertible Notes. The liability component at issuance was recognized at estimated fair value based on the fair value of a similar debt instrument that does not have an embedded convertible feature, and was determined to be $465.3 million and was recorded within long-term debt, net on the Company’s Consolidated Balance Sheet. The excess of the principal amount of the 0.0% Convertible Notes over the initial fair value of the liability component represented a debt discount of $109.7 million and was being amortized to interest expense, net over the term through July 31, 2022 (prior to the adoption of ASU 2020-06). The balance of the unamortized debt discount was $76.7 million as of July 31, 2022. The carrying amount of the equity component representing the conversion option was approximately $109.7 million and was determined by deducting the initial fair value of the liability component from the total proceeds of the 0.0% Convertible Notes of $575.0 million. Additionally, the Company recorded deferred tax liabilities of approximately $27.5 million related to the equity component of the 0.0% Convertible Notes on the date of issuance, which decreased the recorded value of the equity component. As of July 31, 2022, the equity component was recorded within additional paid-in-capital on the Company’s Consolidated Balance Sheet. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and as a result, the Company reclassified the equity component of its 0.0% Convertible Notes to long-term debt, net, and no longer records non-cash interest expense related to the amortization of the debt discount effective as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further information on ASU 2020-06.
(d)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was originally dated as of November 12, 2013, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. On April 14, 2023, the WB Partnerships along with other parties to the original agreement entered into the Second Amended and Restated Credit Agreement (as amended, the “Whistler Credit Agreement”). The amended Whistler Credit Agreement (i) extended the maturity date of the revolving credit facility to April 14, 2028; (ii) contained customary LIBOR replacement language for the use of rates based on SOFR with regard to borrowings under the facility made in U.S. dollars; and (iii) contained customary forward-looking transition language for the Canadian Dollar Offered Rate (“CDOR”) with regard to borrowings under the facility made in Canadian dollars, including, but not limited to, the use of rates based on the Canadian Overnight Repo Rate Average, which is a measure of the cost of overnight general collateral funding using Government of Canada treasury bills and bonds as collateral for repurchase transactions, and for which such transition is expected to occur no later than June 2024. No other significant terms of the agreement were amended. As of July 31, 2023, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2023 is equal to 0.39% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
(e)In September 2019, in conjunction with the acquisition of Peak Resorts, Inc. (“Peak Resorts”), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2023, interest on this note accrued at a rate of 11.72%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2023, interest on this note accrued at a rate of 11.24%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2023, interest on this note accrued at a rate of 11.24%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2023, interest on this note accrued at a rate of 12.32%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2023, interest on this note accrued at a rate of 9.03%.
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
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR. As of July 31, 2023, the Company had funded the EPR debt service reserve account in an amount equal to approximately $5.4 million, which was included in other current assets in the Company’s Consolidated Balance Sheet.
(f)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to SOFR plus 0% to 0.20% (5.32% to 5.52% as of July 31, 2023).
Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2023 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(g)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Park City Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Park City Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Park City Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Park City Lease. The obligation at July 31, 2023 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $58.1 million.
(h)On August 3, 2022 in conjunction with the acquisition of Andermatt-Sedrun (see Note 7, Acquisitions), the Company assumed the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 (the “NRP Loan”), with an initial principal balance of CHF 40.0 million. Amounts outstanding under the NRP Loan bear interest at 0.63% per annum until the maturity date, which is September 30, 2036, with semi-annual required payments of principal amortization and accrued interest. In addition, the NRP Loan agreement includes restrictive covenants requiring certain minimum financial results (as defined in the agreement).
(i)During the year ended July 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb. The leases have a term of 20 years with no renewal options. The obligation at July 31, 2023 represents future lease payments for the remaining initial lease term of 20 years (including annual increases at the floor of 3%) discounted using an interest rate of 6.95%.
(j)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $12.8 million of proceeds for these sales transactions through the year ended July 31, 2023, which are reflected within long-term debt, net.
(k)In connection with the issuance of the 0.0% Convertible Notes, the Company recorded a debt discount under previous accounting guidance, which represented the excess of the principal amount of the 0.0% Convertible Notes over the fair value of the liability component, as discussed above. The Company adopted ASU 2020-06 on August 1, 2022 using the modified retrospective method, and as a result, the Company reclassified the equity component of its 0.0% Convertible Notes to long-term debt, net, and therefore no longer records non-cash interest expense related to the amortization of the debt discount. In connection with the acquisition of Peak Resorts, the Company estimated the acquisition date fair values of the debt instruments assumed, including the EPR Secured Notes, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, which is amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.
(l)Current maturities represent principal payments due in the next 12 months.
Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2023 reflected by fiscal year are as follows (in thousands):

Total
2024	$69,930
2025	676,010
2026	643,789
2027	851,407
2028	4,834
Thereafter	579,679
Total debt	$2,825,649
The Company recorded interest expense of $153.0 million, $148.2 million and $151.4 million for the years ended July 31, 2023, 2022 and 2021, respectively, of which $6.7 million, $5.9 million and $4.9 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $(2.9) million, $(2.7) million and $8.3 million of non-cash foreign currency (loss) gain on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2023, 2022 and 2021, respectively, on its Consolidated Statements of Operations. As of July 31, 2023, the remaining balance of the intercompany loan was $98.7 million.
7.     Acquisitions
Andermatt-Sedrun
On August 3, 2022, through a wholly-owned subsidiary, the Company acquired a 55% controlling interest in Andermatt-Sedrun from Andermatt Swiss Alps AG (“ASA”). The consideration paid consisted of an investment of $114.4 million (CHF 110.0 million) into Andermatt-Sedrun for use in capital investments to enhance the guest experience on mountain (which was prepaid to fund the acquisition and was recorded in other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2022) and $41.3 million (CHF 39.3 million) paid to ASA (which was paid on August 3, 2022, commensurate with closing). As of August 3, 2022 the total fair value of the consideration paid was $155.4 million (CHF 149.3 million).
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

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$155,365
Estimated fair value of noncontrolling interests	91,524
Total estimated purchase consideration	$246,889

Allocation of total estimated purchase consideration:
Current assets	$119,867
Property, plant and equipment	176,805
Goodwill	3,368
Identifiable intangible assets and other assets	7,476
Assumed long-term debt	(44,130)
Other liabilities	(16,497)
Net assets acquired	$246,889
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

Identifiable intangible assets acquired in the transaction were primarily related to advanced lodging bookings and trade names. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resorts and other factors, and is not expected to be deductible for income tax purposes. The Company recognized $2.8 million of acquisition related expenses associated with the transaction within Mountain and Lodging operating expense on its Consolidated Statement of Operations for the year ended July 31, 2022. The operating results of the acquired resorts are reported within the Mountain and Lodging segments prospectively from the date of acquisition.
8.    Supplementary Balance Sheet Information
The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2023	2022
Land and land improvements	$796,730	$763,432
Buildings and building improvements	1,643,517	1,545,571
Machinery and equipment	1,792,378	1,505,236
Furniture and fixtures	298,725	307,867
Software	152,033	138,058
Vehicles	87,298	81,927
Construction in progress	134,113	127,282
Gross property, plant and equipment	4,904,794	4,469,373
Accumulated depreciation	(2,533,237)	(2,351,321)
Property, plant and equipment, net	$2,371,557	$2,118,052
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2023, 2022 and 2021 totaled $263.4 million, $247.2 million and $247.2 million, respectively.
The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2023 and 2022 (in thousands):

	July 31,
	2023	2022
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	70,917	42,160
Machinery and equipment	71,527	60,384
Gross property, plant and equipment	223,490	183,590
Accumulated depreciation	(96,257)	(84,556)
Property, plant and equipment, net	$127,233	$99,034

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2023	2022
Goodwill
Goodwill	$1,763,386	$1,797,970
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,720,344	$1,754,928

Indefinite-lived intangible assets
Trademarks	$237,921	$237,483
Other	41,224	41,400
Total gross indefinite-lived intangible assets	279,145	278,883
Accumulated amortization	(24,713)	(24,713)
Indefinite-lived intangible assets, net	$254,432	$254,170
Amortizable intangible assets
Trademarks	$38,008	$38,008
Other	71,570	71,767
Total gross amortizable intangible assets	109,578	109,775
Accumulated amortization	(54,665)	(49,887)
Amortizable intangible assets, net	54,913	59,888
Total gross intangible assets	388,723	388,658
Total accumulated amortization	(79,378)	(74,600)
Total intangible assets, net	$309,345	$314,058
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2023, 2022 and 2021 totaled $5.1 million, $5.2 million and $5.4 million, respectively, and is estimated to be approximately $3.2 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2023 and 2022 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2021	$1,738,836	$42,211	$1,781,047
Acquisitions (including measurement period adjustments)	2,196	2,795	4,991
Effects of changes in foreign currency exchange rates	(31,110)	—	(31,110)
Balance at July 31, 2022	1,709,922	45,006	1,754,928
Acquisition (including measurement period adjustments)	3,368	—	3,368
Disposal of retail and rental stores (1)	(5,975)	—	(5,975)
Effects of changes in foreign currency exchange rates	(31,977)	—	(31,977)
Balance at July 31, 2023	$1,675,338	$45,006	$1,720,344
(1) During the year ended July 31, 2023, the Company completed a sale of five retail and rental stores in Telluride, Colorado (the “Disposal Group”) to an unrelated party for cash, which the Company determined constituted the sale of a business. As of April 30, 2023, the Company allocated a proportionate share of the applicable reporting unit’s goodwill to the Disposal Group, and reduced the carrying value of the Disposal Group to its net realizable value.

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2023	2022
Trade payables	$148,521	$151,263
Deferred revenue	572,602	511,306
Accrued salaries, wages and deferred compensation	38,908	64,570
Accrued benefits	60,466	45,202
Deposits	37,798	37,731
Operating lease liabilities	36,904	34,218
Other accruals	82,822	98,540
Total accounts payable and accrued liabilities	$978,021	$942,830
9.    Fair Value Measurements
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

	Estimated Fair Value Measurement as of July 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$170,872	$170,872	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$144,365	$—	$144,365	$—
Interest Rate Swaps	$17,229	$—	$17,229	$—
Liabilities:
Contingent Consideration	$73,300	$—	$—	$73,300

	Estimated Fair Value Measurement as of July 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$505,901	$505,901	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$9,473	$—	$9,473	$—
Interest Rate Swaps	$12,301	$—	$12,301	$—
Liabilities:
Contingent Consideration	$42,400	$—	$—	$42,400

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income. The estimated fair value of the Interest Rate Swaps was included as an asset within deferred charges and other assets as of July 31, 2023, and 2022 in the Company’s Consolidated Balance Sheets.
The changes in Contingent Consideration during the years ended July 31, 2023 and 2022 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2021	$29,600
Payment	(7,480)
Change in estimated fair value	20,280
Balance as of July 31,2022	42,400
Payment	(18,936)
Change in estimated fair value	49,836
Balance as of July 31, 2023	$73,300
The Park City Lease provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Park City Lease, exceeds approximately $35 million, as established upon the Company’s acquisition of the resort, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Park City Lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 17.0%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. During the year ended July 31, 2023, the Company made a payment to the landlord for Contingent Consideration of approximately $18.9 million which increased compared to the prior year, primarily due to improved Park City performance for the period ended July 31, 2022.
During the year ended July 31, 2023, the Company observed a continued trend of improved performance which led to a reassessment of the long-term EBITDA assumptions used to estimate the fair value of the liability. As a result, the Company recorded an increase in the liability of approximately $49.8 million which was primarily related to an increase in the expected long-term EBITDA performance for Park City as well as the expected payment to be made in October 2023 for the resort’s performance for the year ending July 31, 2023. The increased expectations for long-term EBITDA performance for Park City are based on an average of historical results observed for the resort, which include actual performance for the years ended July 31, 2023 and 2022. Future period actual EBITDA performance for Park City may differ significantly from these estimates, which could have a material impact on the estimated fair value of the Contingent Consideration liability. The estimated fair value of the Contingent Consideration liability is approximately $73.3 million, which is recorded in accounts payable and accrued liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheet as of July 31, 2023. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $10.1 million to $13.6 million.

10.    Income Taxes
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia, Canada, the Netherlands and Switzerland. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets.
U.S. and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2023	2022	2021
U.S.	$217,971	$387,729	$148,898
Foreign	155,546	69,432	(23,715)
Income before income taxes	$373,517	$457,161	$125,183
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2023	2022
Deferred income tax liabilities:
Fixed assets	$211,995	$203,669
Intangible assets	143,402	119,066
Operating lease right of use assets	45,913	44,873
Convertible debt	—	18,780
Other	22,115	18,157
Total	423,425	404,545
Deferred income tax assets:
Canyons obligation	18,631	17,291
Stock-based compensation	9,370	9,957
Investment in Partnerships	10,430	10,602
Deferred compensation and other accrued benefits	11,099	15,202
Contingent Consideration	18,423	10,719
Net operating loss carryforwards and other tax credits	14,864	8,516
Operating lease liabilities	48,953	49,530
Other, net	28,988	24,501
Total	160,758	146,318
Valuation allowance for deferred income taxes	(9,603)	(5,188)
Deferred income tax assets, net of valuation allowance	151,155	141,130
Net deferred income tax liability	$272,270	$263,415
The components of deferred income taxes recognized in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2023	2022
Deferred income tax asset	$3,867	$5,049
Deferred income tax liability	276,137	268,464
Net deferred income tax liability	$272,270	$263,415

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2023	2022	2021
Current:
Federal	$17,473	$62,974	$20,387
State	6,759	13,938	4,935
Foreign	40,117	21,302	(8,460)
Total current	64,349	98,214	16,862
Deferred:
Federal	23,813	(6,910)	(16,289)
State	1,372	1,966	(2,423)
Foreign	(1,120)	(4,446)	2,576
Total deferred	24,065	(9,390)	(16,136)
Provision for income taxes	$88,414	$88,824	$726
A reconciliation of the income tax provision for continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2023	2022	2021
At U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	2.2%	3.8%	4.2%
Change in uncertain tax positions	(1.5)%	(1.2)%	(3.5)%
Stock-based compensation	0.7%	(3.6)%	(14.3)%
Noncontrolling interests	(1.0)%	(1.2)%	0.8%
Foreign taxes	3.2%	0.1%	(5.0)%
Taxes related to prior year filings	(0.1)%	0.3%	(2.9)%
Other	(0.8)%	0.2%	0.3%
Effective tax rate	23.7%	19.4%	0.6%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2023	2022	2021
Balance, beginning of year	$62,909	$67,857	$70,299
Additions for tax positions of prior years	11,025	11,179	16,754
Lapse of statute of limitations	(22,254)	(16,127)	(19,196)
Balance, end of year	$51,680	$62,909	$67,857
As of July 31, 2023, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets.
As of July 31, 2023, the Company had recorded $51.7 million of uncertain tax positions as well as $5.1 million of accrued interest and penalties. During the year ended July 31, 2023, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $22.3 million, which was partially offset with an increase to the uncertain tax position of $11.0 million. The Company also recognized a tax benefit of $0.7 million from a reduction in accrued interest and penalties during the year ended July 31, 2023. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2024, due to the lapse of the statute of limitations.

The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, Canada and Switzerland. The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years 2019 through the current period. The Company’s Australian and Canadian income tax returns are generally subject to examination for the tax years 2018 through the current period, and Swiss income tax returns are generally subject to examination for the tax years 2017 through the current period. Additionally, to the extent the Company has NOLs that have been carried back or are available for carryforward, the tax years to which the NOL was carried back or in which the NOL was generated may still be adjusted by the taxing authorities to the extent the NOLs are utilized.
The Company has NOL carryforwards totaling $63.4 million, primarily comprised of $10.6 million of federal and state NOLs as a result of the acquisition of Peak Resorts in September 2019 that will expire beginning July 31, 2034 and non-U.S. NOLs of $52.8 million (for which a portion will begin expiring July 31, 2024, and a portion will carry forward indefinitely). In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2023, the Company has recorded a valuation allowance of $4.4 million on the historical non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. The Company has foreign tax credit carryforwards of $4.2 million, which expire by the year ending July 31, 2028. As of July 31, 2023, the Company has recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized. Additionally, the Company has $1.0 million of foreign deferred tax assets, for which a valuation allowance of $1.0 million has been recorded.
The Company may be required to record additional valuation allowances if, among other things, adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment. The Company intends to indefinitely reinvest undistributed earnings, if any, in its Canadian foreign subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings.
In response to the COVID-19 pandemic, the Canadian and Australian governments each enacted legislation to assist companies in maintaining liquidity and retaining employees. As a result, the Company recognized benefits of approximately $7.0 million, and $30.8 million during the years ended July 31, 2022 and 2021, respectively, relating to the Canada Emergency Wage Subsidy and Australian JobKeeper legislation for its Canadian and Australian employees, which primarily offset Mountain and Lodging operating expense.
11.    Commitments and Contingencies
Guarantees/Indemnifications
As of July 31, 2023, the Company had various letters of credit outstanding totaling $83.0 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $23.2 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.5 million as of July 31, 2023, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, and which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. The operations of Mad River Mountain are conducted on land under a lease granted by EPT Mad River, Inc., which initially commenced in 2005, which the Company assumed in its acquisition of Peak Resorts in September 2019. The lease has a term that expires in the year ending July 31, 2035, and provides for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Laurel Mountain are conducted on land under a concessioner lease agreement with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural Resources (“Department”), which initially commenced in 2018, which the Company assumed in its acquisition of the Seven Springs Resorts in December 2021. The agreement has a term that expires in the year ending July 31, 2052, and provides for the payment of an initial minimum annual base rent, with bi-annual CPI increases, and additional rent based on skier visits. The operations of Andermatt-Sedrun are conducted on (i) land owned by ASA as freehold or leasehold properties, including land owned by Usern Corporation, for which operations are conducted under a main framework concession agreement that expires in the year ending July 31, 2033 and provides for annual concession and administrative fee payments, and land owned by the Swiss Confederation, for which operations are conducted under leasehold agreements which expire in the years ending July 31, 2067 and 2068; (ii) land owned by the municipality of Tujetsch, for which operations are conducted under various building rights and rights of way which expire in the year ending July 31, 2033 and provide for annual concession fee payments; and (iii) land owned by private property owners. The transportation and ski infrastructure operations of Andermatt-Sedrun also operate under various concessions from the Federal Office of Transport, which have terms expiring in the years ending July 31, 2026 through 2042. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2079. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2023, 2022 and 2021, the Company recorded lease expense (including for the lease obligations discussed above), excluding executory costs, related to these agreements of $71.3 million, $61.2 million and $58.7 million, respectively, which is included on the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.

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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and reasonably estimable losses. As of July 31, 2023 and 2022, the accruals for such loss contingencies were not material individually or in the aggregate.
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

The following table presents key financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Year ended July 31,
	2023	2022	2021
Net revenue:
Mountain	$2,540,906	$2,213,114	$1,702,798
Lodging	340,393	312,090	205,142
Total Resort net revenue	2,881,299	2,525,204	1,907,940
Real Estate	8,065	708	1,770
Total net revenue	$2,889,364	$2,525,912	$1,909,710
Segment operating expense:
Mountain	$1,718,941	$1,404,527	$1,156,743
Lodging	328,126	286,343	213,239
Total Resort operating expense	2,047,067	1,690,870	1,369,982
Real Estate	10,635	5,911	6,676
Total segment operating expense	$2,057,702	$1,696,781	$1,376,658
Gain on sale of real property	$842	$1,276	$324
Mountain equity investment income, net	$605	$2,580	$6,698
Reported EBITDA:
Mountain	$822,570	$811,167	$552,753
Lodging	12,267	25,747	(8,097)
Resort	834,837	836,914	544,656
Real Estate	(1,728)	(3,927)	(4,582)
Total Reported EBITDA	$833,109	$832,987	$540,074
Real estate held for sale or investment	$90,207	$95,983	$95,615
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$268,148	$347,923	$127,850
Net income (loss) attributable to noncontrolling interests	16,955	20,414	(3,393)
Net income	285,103	368,337	124,457
Provision for income taxes	88,414	88,824	726
Income before provision for income taxes	373,517	457,161	125,183
Depreciation and amortization	268,501	252,391	252,585
Loss (gain) on disposal of fixed assets and other, net (1)	9,070	(43,992)	5,373
Change in estimated fair value of contingent consideration	49,836	20,280	14,402
Investment income and other, net	(23,744)	(3,718)	(586)
Foreign currency loss (gain) on intercompany loans	2,907	2,682	(8,282)
Interest expense, net	153,022	148,183	151,399
Total Reported EBITDA	$833,109	$832,987	$540,074
(1) During the year ended July 31, 2022, the Company recognized a gain of $32.2 million from the sale of a hotel property in Breckenridge.

Geographic Information
Net revenue and property, plant and equipment, net by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2023	2022	2021
U.S.	$2,366,342	$2,228,708	$1,717,270
International (1)	523,022	297,204	192,440
Total net revenue	$2,889,364	$2,525,912	$1,909,710

		July 31,
Property, plant and equipment, net		2023	2022
U.S.		$1,754,946	$1,729,400
International (2)		616,611	388,652
Total property, plant and equipment, net		$2,371,557	$2,118,052
(1) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s net revenue was Canada. Canada accounted for $321.7 million of net revenue for the year ended July 31, 2023. For the years ended July 31, 2022 and 2021 no individual international country accounted for more than 10% of the Company’s net revenue.
(2) The only individual international country to account for more than 10% of the Company’s property plant and equipment, net was Canada. Canada accounted for $324.4 million and $272.9 million of property, plant and equipment, net as of July 31, 2023 and 2022, respectively.
13.    Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. During the years ended July 31, 2023 and 2022, the Company repurchased 2,182,594 and 304,567 Vail Shares, respectively (at a total cost of $500.0 million and $75.0 million, respectively, excluding accrued excise tax, as discussed further below). The Company did not repurchase any Vail Shares during the year ended July 31, 2021. Since inception of this stock repurchase program through July 31, 2023, the Company has repurchased 8,648,302 shares at a cost of approximately $979.4 million. As of July 31, 2023, 1,351,698 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
On August 16, 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of estimated share issuances) made after December 31, 2022. As a result, the Company accrued approximately $4.9 million of excise tax in connection with the share repurchases it completed during the year ended July 31, 2023, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet as of July 31, 2023.

14.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2023, approximately 2.1 million share-based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2023, 2022 and 2021 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year ended July 31,
	2023	2022	2021
Expected volatility	30.0%	31.0%	30.7%
Expected dividend yield	3.2%	2.1%	3.0%
Expected term (average in years)	6.5-6.8	6.4-6.8	6.6-6.9
Risk-free rate	2.7-3.0%	0.1-1.2%	0.1-0.6%
The Company records actual forfeitures related to unvested awards upon employee terminations.

A summary of aggregate SARs award activity under the Plan as of July 31, 2023, 2022 and 2021, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2020	1,061	$138.59
Granted	205	$233.01
Exercised	(370)	$84.20
Forfeited or expired	(23)	$236.31
Outstanding at July 31, 2021	873	$181.17
Granted	97	$360.69
Exercised	(278)	$93.32
Forfeited or expired	(13)	$271.04
Outstanding at July 31, 2022	679	$241.13
Granted	176	$220.73
Exercised	(92)	$222.14
Forfeited or expired	(53)	$280.09
Outstanding at July 31, 2023	710	$235.69	6.3 years	$15,837
Vested and expected to vest at July 31, 2023	699	$235.58	6.3 years	$15,678
Exercisable at July 31, 2023	459	$227.36	5.1 years	$13,075
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2023, 2022 and 2021 was $55.37, $96.20 and $52.30, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2023, 2022 and 2021 was $3.0 million, $69.1 million and $82.0 million, respectively. The Company had 120,000, 160,000 and 96,000 SARs that vested during the years ended July 31, 2023, 2022 and 2021, respectively. These awards had total estimated fair values of $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting), $16.2 million and $0.1 million at the date of vesting for the years ended July 31, 2023, 2022 and 2021, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2023 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2022	230	$71.62
Granted	176	$55.37
Vested	(120)	$65.98
Forfeited	(35)	$71.62
Nonvested at July 31, 2023	251	$62.96
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2023 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2022	125	$277.78
Granted	127	$199.14
Vested	(63)	$263.14
Forfeited	(20)	$245.34
Nonvested at July 31, 2023	169	$227.87
The Company granted 127,000 restricted share units during the year ended July 31, 2023 with a weighted-average grant-date estimated fair value of $199.14. The Company granted 68,000 restricted share units during the year ended July 31, 2022 with a weighted-average grant-date estimated fair value of $336.57. The Company granted 94,000 restricted share units during the year ended July 31, 2021 with a weighted-average grant-date estimated fair value of $222.17. The Company had 63,000, 68,000 and 66,000 restricted share units that vested during the years ended July 31, 2023, 2022 and 2021, respectively. These units had a total estimated fair value of $13.3 million, $23.7 million and $15.0 million at the date of vesting for the years ended July 31, 2023, 2022 and 2021, respectively.
As of July 31, 2023, there was $32.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $19.3 million, $11.4 million and $1.8 million of expense is expected to be recognized in the years ending July 31, 2024, 2025 and 2026, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $2.5 million, $23.0 million and $24.0 million for the years ended July 31, 2023, 2022 and 2021, respectively.
The Company has a policy of using either authorized and unissued shares, including shares acquired by purchase in the open market, to satisfy equity award exercises.
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
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2023, 2022 and 2021 was $9.8 million, $8.5 million and $6.5 million, respectively.

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
Changes in Internal Control Over Financial Reporting
On August 3, 2022, we completed our acquisition of Andermatt-Sedrun. Andermatt-Sedrun was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2023 did not include certain elements of the internal controls of Andermatt-Sedrun. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
On December 31, 2021, we completed our acquisition of the Seven Springs Resorts. In accordance with the SEC’s general guidance for recently acquired businesses, our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of the fiscal year ended July 31, 2022 did not include certain elements of the internal controls of the Seven Springs Resorts. However, as of July 31, 2023, the Seven Springs Resorts are now included within our assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Excluding Andermatt-Sedrun and the Seven Springs Resorts, there were no changes in the Company’s internal control over financial reporting during the year ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2023, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REPORTING REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
We expect to file with the SEC in October 2023 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2023.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

10.10*
Executive Employment Agreement, between Vail Resorts, Inc. and Kirsten A. Lynch effective November 1, 2021. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on November 1, 2021) (File No. 001-09614).

10.11	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021 (File No. 001-09614).
10.12
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.13*
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

Posted Exhibit Number	Description
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

10.18(f)
Fifth Amendment to the Eighth Amended and Restated Credit Agreement, dated as of August 31, 2022, between Vail Holdings, Inc., as borrower, Vail Resorts, Inc. and certain subsidiaries of Vail Resorts, Inc., as guarantors, and Bank of America, N.A., as administrative agent, on its own behalf and on the behalf of the Lenders party thereto. (Incorporated by reference to Exhibit 10.19(f) on Form 10-K of Vail Resorts, Inc. filed on September 28, 2022) (File No. 001-09614).

10.19
Second Amended and Restated Credit Agreement, dated as of April 14, 2023, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party hereto, the Financial Institutions named herein, The Toronto-Dominion Bank, as administrative agent, on its own behalf and on behalf of the Lenders (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2023) (File No. 001-09614).

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

10.22	Form of Separation Agreement and General Release (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on March 2, 2023) (File No. 001-09614).
21	Subsidiaries of Vail Resorts, Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.
*Management contracts and compensatory plans and arrangements.

ITEM 16.FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2023		Vail Resorts, Inc.

	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2023		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Angela A. Korch or Nathan Gronberg his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2023.

/s/ Kirsten A. Lynch	Chief Executive Officer
Kirsten A. Lynch	(Principal Executive Officer)

/s/ Angela A. Korch	Executive Vice President and Chief Financial Officer
Angela A. Korch	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Robert A. Katz	Executive Chairperson of the Board
Robert A. Katz	Director

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director