Form 10-Q
period 2023-10-31
VAIL RESORTS INC
filed 2023-12-07
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 4, 2023, 37,966,630 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2023	July 31, 2023	October 31, 2022
Assets
Current assets:
Cash and cash equivalents	$728,859	$562,975	$1,180,942
Restricted cash	11,532	10,118	20,121
Trade receivables, net	105,546	381,067	118,491
Inventories, net	157,707	132,548	139,926
Other current assets	130,861	121,403	162,187
Total current assets	1,134,505	1,208,111	1,621,667
Property, plant and equipment, net (Note 7)	2,344,601	2,371,557	2,313,061
Real estate held for sale or investment	86,465	90,207	95,608
Goodwill, net (Note 7)	1,668,028	1,720,344	1,688,731
Intangible assets, net	300,457	309,345	307,410
Operating right-of-use assets	187,128	192,289	192,230
Other assets	38,832	55,901	62,159
Total assets	$5,760,016	$5,947,754	$6,280,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,276,525	$978,021	$1,190,522
Income taxes payable	16,663	83,514	84,372
Long-term debt due within one year (Note 5)	69,659	69,160	67,811
Total current liabilities	1,362,847	1,130,695	1,342,705
Long-term debt, net (Note 5)	2,732,037	2,750,675	2,769,698
Operating lease liabilities	165,462	168,326	176,585
Other long-term liabilities	285,454	286,261	234,301
Deferred income taxes, net	286,036	276,137	205,859
Total liabilities	4,831,836	4,612,094	4,729,148
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,851, 46,798 and 46,789 shares issued, respectively	469	468	468
Additional paid-in capital	1,126,033	1,124,433	1,106,813
Accumulated other comprehensive loss	(78,376)	(10,358)	(68,908)
Retained earnings	619,727	873,710	705,923
Treasury stock, at cost, 8,885, 8,648 and 6,466 shares, respectively (Note 11)	(1,034,822)	(984,306)	(479,417)
Total Vail Resorts, Inc. stockholders’ equity	633,031	1,003,947	1,264,879
Noncontrolling interests	295,149	331,713	286,839
Total stockholders’ equity	928,180	1,335,660	1,551,718
Total liabilities and stockholders’ equity	$5,760,016	$5,947,754	$6,280,866
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2023	2022
Net revenue:
Mountain and Lodging services and other	$182,834	$210,386
Mountain and Lodging retail and dining	71,442	68,948
Resort net revenue	254,276	279,334
Real Estate	4,289	113
Total net revenue	258,565	279,447
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	255,576	242,286
Mountain and Lodging retail and dining cost of products sold	31,295	35,085
General and administrative	108,025	98,799
Resort operating expense	394,896	376,170
Real Estate operating expense	5,181	1,382
Total segment operating expense	400,077	377,552
Other operating (expense) income:
Depreciation and amortization	(66,728)	(64,614)
Gain on sale of real property	6,285	—
Change in estimated fair value of contingent consideration (Note 8)	(3,057)	(636)
Loss on disposal of fixed assets and other, net	(2,043)	(6)
Loss from operations	(207,055)	(163,361)
Mountain equity investment income, net	859	346
Investment income and other, net	3,684	2,886
Foreign currency loss on intercompany loans (Note 5)	(4,965)	(6,135)
Interest expense, net	(40,730)	(35,302)
Loss before benefit from income taxes	(248,207)	(201,566)
Benefit from income taxes	65,160	58,006
Net loss	(183,047)	(143,560)
Net loss attributable to noncontrolling interests	7,535	6,589
Net loss attributable to Vail Resorts, Inc.	$(175,512)	$(136,971)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(4.60)	$(3.40)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(4.60)	$(3.40)
Cash dividends declared per share	$2.06	$1.91
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2023	2022
Net loss	$(183,047)	$(143,560)
Foreign currency translation adjustments	(92,094)	(117,808)
Change in estimated fair value of hedging instruments, net of tax	(2,470)	8,007
Comprehensive loss	(277,611)	(253,361)
Comprehensive loss attributable to noncontrolling interests	34,081	36,559
Comprehensive loss attributable to Vail Resorts, Inc.	$(243,530)	$(216,802)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2022	$467	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive loss:
Net loss	—	—	—	(136,971)	—	(136,971)	(6,589)	(143,560)
Foreign currency translation adjustments	—	—	(87,838)	—	—	(87,838)	(29,970)	(117,808)
Change in estimated fair value of hedging instruments, net of tax	—	—	8,007	—	—	8,007	—	8,007
Total comprehensive loss						(216,802)	(36,559)	(253,361)
Stock-based compensation expense	—	6,345	—	—	—	6,345	—	6,345
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(4,043)	—	—	—	(4,042)	—	(4,042)
Dividends (Note 4)	—	—	—	(77,018)	—	(77,018)	—	(77,018)
Cumulative effect of adoption of ASU 2020-06	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,171)	(3,171)
Balance, October 31, 2022	$468	$1,106,813	$(68,908)	$705,923	$(479,417)	$1,264,879	$286,839	$1,551,718

Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive loss:
Net loss	—	—	—	(175,512)	—	(175,512)	(7,535)	(183,047)
Foreign currency translation adjustments	—	—	(65,548)	—	—	(65,548)	(26,546)	(92,094)
Change in estimated fair value of hedging instruments, net of tax	—	—	(2,470)	—	—	(2,470)	—	(2,470)
Total comprehensive loss						(243,530)	(34,081)	(277,611)
Stock-based compensation expense	—	6,796	—	—	—	6,796	—	6,796
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,196)	—	—	—	(5,195)	—	(5,195)
Repurchases of common stock (Note 11)	—	—	—	—	(50,516)	(50,516)	—	(50,516)
Dividends (Note 4)	—	—	—	(78,471)	—	(78,471)	—	(78,471)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(2,483)	(2,483)
Balance, October 31, 2023	$469	$1,126,033	$(78,376)	$619,727	$(1,034,822)	$633,031	$295,149	$928,180
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(183,047)	$(143,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,728	64,614
Stock-based compensation expense	6,796	6,345
Benefit from income taxes	(65,160)	(58,006)
Other non-cash expense, net	8,217	8,615
Changes in assets and liabilities:
Trade receivables, net	272,313	264,285
Inventories, net	(26,789)	(31,924)
Accounts payable and accrued liabilities	(773)	2,508
Deferred revenue	308,950	279,221
Income taxes payable	(17,052)	(20,460)
Other assets and liabilities, net	(41,684)	(38,647)
Net cash provided by operating activities	328,499	332,991
Cash flows from investing activities:
Capital expenditures	(53,379)	(124,099)
Return of deposit for acquisition of business	—	114,506
Acquisition of business, net of cash acquired	—	(38,567)
Investments in short-term deposits	—	(86,756)
Maturity of short-term deposits	52,437	—
Other investing activities, net	6,507	385
Net cash provided by (used in) investing activities	5,565	(134,531)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(15,625)	(15,625)
Employee taxes paid for share award exercises	(5,195)	(4,043)
Dividends paid	(78,471)	(77,018)
Repurchases of common stock	(50,000)	—
Other financing activities, net	(4,317)	(7,942)
Net cash used in financing activities	(153,608)	(104,628)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,158)	(18,876)
Net increase in cash, cash equivalents and restricted cash	167,298	74,956
Cash, cash equivalents and restricted cash:
Beginning of period	573,093	1,126,107
End of period	$740,391	$1,201,063

Non-cash investing activities:
Accrued capital expenditures	$38,275	$21,069
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

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2023 was derived from audited financial statements.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of October 31, 2023 are presented below (in thousands):

	October 31, 2023
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$596,022
0.0% Convertible Notes	$575,000	$501,883
EPR Secured Notes	$132,102	$158,129
NRP Loan	$34,489	$28,359
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022
Mountain net revenue:
Lift	$45,390	$59,540
Ski School	7,178	8,927
Dining	18,077	19,442
Retail/Rental	33,474	40,344
Other	68,336	73,464
Total Mountain net revenue	$172,455	$201,717
Lodging net revenue:
Owned hotel rooms	$25,177	$23,565
Managed condominium rooms	12,003	12,859
Dining	18,083	16,829
Golf	6,376	5,890
Other	16,723	14,797
	78,362	73,940
Payroll cost reimbursements	3,459	3,677
Total Lodging net revenue	$81,821	$77,617
Total Resort net revenue	$254,276	$279,334
Total Real Estate net revenue	4,289	113
Total net revenue	$258,565	$279,447

Contract Balances
Deferred revenue balances of a short-term nature were $872.4 million and $572.6 million as of October 31, 2023 and July 31, 2023, respectively. For the three months ended October 31, 2023, the Company recognized approximately $56.5 million of revenue that was included in the deferred revenue balance as of July 31, 2023. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $107.9 million, $109.7 million and $115.6 million as of October 31, 2023, July 31, 2023 and October 31, 2022, respectively. As of October 31, 2023, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.

Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $21.8 million, $5.1 million and $19.7 million as of October 31, 2023, July 31, 2023 and October 31, 2022, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products, and will be recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations.

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

In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco Shares”) or cash (or a combination thereof). Effective September 26, 2022, all Exchangeco Shares had been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding as of October 31, 2022 included the Exchangeco Shares, but there were no Exchangeco Shares that remained outstanding as of October 31, 2022.

Presented below is basic and diluted EPS for the three months ended October 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(175,512)	$(175,512)	$(136,971)	$(136,971)
Weighted-average Vail Shares outstanding	38,117	38,117	40,296	40,296
Weighted-average Exchangeco Shares outstanding	—	—	2	2
Total Weighted-average shares outstanding	38,117	38,117	40,298	40,298
Effect of dilutive securities	—	—	—	—
Total shares	38,117	38,117	40,298	40,298
Net loss per share attributable to Vail Resorts	$(4.60)	$(4.60)	$(3.40)	$(3.40)

The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.3 million and 0.2 million for the three months ended October 31, 2023 and 2022, respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended October 31, 2023 and 2022, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three months ended October 31, 2023 and 2022, the Company paid cash dividends of $2.06 and $1.91 per share, respectively ($78.5 million and $77.0 million, respectively). On December 6, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on January 9, 2024 to stockholders of record as of December 26, 2023.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2023, July 31, 2023 and October 31, 2022 is summarized as follows (in thousands):

	Maturity	October 31, 2023	July 31, 2023	October 31, 2022
Vail Holdings Credit Agreement term loan (a)	2026	$1,000,000	$1,015,625	$1,062,500
Vail Holdings Credit Agreement revolver (a)	2026	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	—	—	11,011
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	37,269	40,399	36,430
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	364,825	363,386	359,052
Whistler Blackcomb employee housing leases	2042	27,984	29,491	—
Other	2023-2036	33,971	35,011	36,587
Total debt		2,805,786	2,825,649	2,847,317
Less: Unamortized premiums, discounts and debt issuance costs (b)		4,090	5,814	9,808
Less: Current maturities (e)		69,659	69,160	67,811
Long-term debt, net		$2,732,037	$2,750,675	$2,769,698

(a)As of October 31, 2023, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.0 billion outstanding term loan. The term loan is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in September 2026. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of October 31, 2023 (6.92% as of October 31, 2023). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of October 31, 2023). The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024, at an effective rate of 1.38%.

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of October 31, 2023, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $381.27.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of October 31, 2023, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2023 is equal to 0.39% per annum.

(d)In September 2019, in conjunction with the acquisition of Peak Resorts, Inc. (“Peak Resorts”), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2023, interest on this note accrued at a rate of 11.72%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2023, interest on this note accrued at a rate of 11.41%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2023, interest on this note accrued at a rate of 11.41%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2023, interest on this note accrued at a rate of 12.32%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2023, interest on this note accrued at a rate of 9.03%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2023 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2024 (November 2023 through July 2024)	$51,421
2025	675,755
2026	643,543
2027	851,151
2028	4,655
Thereafter	579,261
Total debt	$2,805,786

The Company recorded interest expense of $40.7 million and $35.3 million for the three months ended October 31, 2023 and 2022, respectively, of which $1.6 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $5.0 million and $6.1 million, respectively, of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2023 and 2022 on the Company’s Consolidated Condensed Statements of Operations.

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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	October 31, 2023	July 31, 2023	October 31, 2022
Land and land improvements	$790,550	$796,730	$780,977
Buildings and building improvements	1,626,566	1,643,517	1,574,931
Machinery and equipment	1,781,980	1,792,378	1,594,588
Furniture and fixtures	302,646	298,725	316,350
Software	151,809	152,033	139,522
Vehicles	86,173	87,298	82,239
Construction in progress	185,229	134,113	221,990
Gross property, plant and equipment	4,924,953	4,904,794	4,710,597
Accumulated depreciation	(2,580,352)	(2,533,237)	(2,397,536)
Property, plant and equipment, net	$2,344,601	$2,371,557	$2,313,061

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2023	July 31, 2023	October 31, 2022
Trade payables	$161,581	$148,521	$162,366
Deferred revenue	872,418	572,602	787,514
Accrued salaries, wages and deferred compensation	33,733	38,908	41,239
Accrued benefits	57,340	60,466	44,008
Deposits	42,880	37,798	35,491
Operating lease liabilities	38,332	36,904	35,331
Other liabilities	70,241	82,822	84,573
Total accounts payable and accrued liabilities	$1,276,525	$978,021	$1,190,522

The changes in the net carrying amount of goodwill by segment for the three months ended October 31, 2023 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2023	$1,675,338	$45,006	$1,720,344
Effects of changes in foreign currency exchange rates	(52,316)	—	(52,316)
Balance at October 31, 2023	$1,623,022	$45,006	$1,668,028

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

The table below summarizes the Company’s cash equivalents, restricted cash, other current assets, interest rate swaps and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands).

	Estimated Fair Value Measurement as of October 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$101,903	$101,903	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$138,614	$—	$138,614	$—
Interest Rate Swaps	$13,931	$—	$13,931	$—
Liabilities:
Contingent Consideration	$59,300	$—	$—	$59,300

	Estimated Fair Value Measurement as of July 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$170,872	$170,872	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$144,365	$—	$144,365	$—
Interest Rate Swaps	$17,229	$—	$17,229	$—
Liabilities:
Contingent Consideration	$73,300	$—	$—	$73,300

	Estimated Fair Value Measurement as of October 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$509,165	$509,165	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$106,790	$—	$106,790	$—
Interest Rate Swaps	$22,991	$—	$22,991	$—
Liabilities:
Contingent Consideration	$24,100	$—	$—	$24,100

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other current assets on the Company’s Consolidated Condensed Balance Sheet as of October 31, 2023 and included within and other assets as of July 31, 2023 and October 31, 2022.

The changes in Contingent Consideration during the three months ended October 31, 2023 and 2022 were as follows (in thousands):

Balance as of July 31, 2023 and 2022, respectively	$73,300	$42,400
Payments	(17,057)	(18,936)
Change in estimated fair value	3,057	636
Balance as of October 31, 2023 and 2022, respectively	$59,300	$24,100

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds approximately $35 million, as established upon the Company’s acquisition of the resort, with such threshold amount subsequently increased annually by an inflation linked index and an adjustment equal to 10% of any capital improvements or investments made under the lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved.
The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 17.0%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $10.1 million to $13.7 million.
During the three months ended October 31, 2023, the Company made a payment to the landlord for Contingent Consideration of approximately $17.1 million and recorded an increase of approximately $3.1 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2024. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $59.3 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of October 31, 2023, the Company had various letters of credit outstanding totaling $84.1 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $24.3 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.5 million as of October 31, 2023, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2023, July 31, 2023 and October 31, 2022, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2023	2022
Net revenue:
Mountain	$172,455	$201,717
Lodging	81,821	77,617
Total Resort net revenue	254,276	279,334
Real Estate	4,289	113
Total net revenue	$258,565	$279,447
Segment operating expense:
Mountain	$312,839	$294,196
Lodging	82,057	81,974
Total Resort operating expense	394,896	376,170
Real Estate	5,181	1,382
Total segment operating expense	$400,077	$377,552
Gain on sale of real property	$6,285	$—
Mountain equity investment income, net	$859	$346
Reported EBITDA:
Mountain	$(139,525)	$(92,133)
Lodging	(236)	(4,357)
Resort	(139,761)	(96,490)
Real Estate	5,393	(1,269)
Total Reported EBITDA	$(134,368)	$(97,759)
Real estate held for sale or investment	$86,465	$95,608
Reconciliation from net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(175,512)	$(136,971)
Net loss attributable to noncontrolling interests	(7,535)	(6,589)
Net loss	(183,047)	(143,560)
Benefit from income taxes	(65,160)	(58,006)
Loss before benefit from income taxes	(248,207)	(201,566)
Depreciation and amortization	66,728	64,614
Change in estimated fair value of contingent consideration	3,057	636
Loss on disposal of fixed assets and other, net	2,043	6
Investment income and other, net	(3,684)	(2,886)
Foreign currency loss on intercompany loans	4,965	6,135
Interest expense, net	40,730	35,302
Total Reported EBITDA	$(134,368)	$(97,759)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. The Company repurchased 237,056 Vail Shares during the three months ended October 31, 2023 (at a total cost of approximately $50.0 million, excluding accrued excise tax). The Company did not repurchase any Vail Shares during the three months ended October 31, 2022. Since inception of its share repurchase program through October 31, 2023, the Company has repurchased 8,885,358 Vail Shares for approximately $1,029.5 million. As of October 31, 2023, 1,114,642 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

12.     Subsequent Event
On November 30, 2023, the Company announced that it had entered into an agreement to acquire Crans-Montana Mountain Resort in Switzerland from CPI Property Group. Pursuant to the terms of the agreement, the Company will acquire (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) an 80% ownership stake in SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. Subject to closing adjustments, the enterprise value of the resort operations is expected to be CHF 118.5 million. The Company expects to fund the purchase price for the acquired ownership interest of the resort operations through cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2023 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2023 and 2022 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2023.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The economies in the countries in which we operate and from which we attract our guests may be impacted by economic challenges associated with rising inflation, increasing or elevated interest rates, geopolitical conflicts and financial institution disruptions and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns and other negative impacts to consumer discretionary spending may have a pronounced impact on visitation to our Resorts. We cannot predict the extent to which we may be impacted by such potential economic challenges, whether in North America or globally.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass product sales through December 4, 2023 for the 2023/2024 North American ski season increased approximately 4% in units and approximately 11% in sales dollars as compared to the prior year through December 5, 2022. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict the overall impact that sales of our pass products will have on total lift revenue or effective ticket price for the fiscal year ending July 31, 2024.

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

•As of October 31, 2023, we had $728.9 million of cash and cash equivalents, as well as $419.8 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on August 31, 2022 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $80.2 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2023, we had C$296.6 million ($213.9 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($216.3 million) less letters of credit outstanding of C$3.4 million ($2.4 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three months ended October 31, 2023, compared to the three months ended October 31, 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022
Net loss attributable to Vail Resorts, Inc.	$(175,512)	$(136,971)
Loss before benefit from income taxes	$(248,207)	$(201,566)
Mountain Reported EBITDA	$(139,525)	$(92,133)
Lodging Reported EBITDA	(236)	(4,357)
Resort Reported EBITDA	$(139,761)	$(96,490)
Real Estate Reported EBITDA	$5,393	$(1,269)

Mountain Segment
Three months ended October 31, 2023 compared to the three months ended October 31, 2022
Mountain segment operating results for the three months ended October 31, 2023 and 2022 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2023	2022
Mountain net revenue:
Lift	$45,390	$59,540	(23.8)%
Ski school	7,178	8,927	(19.6)%
Dining	18,077	19,442	(7.0)%
Retail/rental	33,474	40,344	(17.0)%
Other	68,336	73,464	(7.0)%
Total Mountain net revenue	172,455	201,717	(14.5)%
Mountain operating expense:
Labor and labor-related benefits	112,049	108,045	3.7%
Retail cost of sales	17,821	20,741	(14.1)%
General and administrative	93,168	83,289	11.9%
Other	89,801	82,121	9.4%
Total Mountain operating expense	312,839	294,196	6.3%
Mountain equity investment income, net	859	346	148.3%
Mountain Reported EBITDA	$(139,525)	$(92,133)	(51.4)%

Total skier visits	658	993	(33.7)%
ETP	$68.98	$59.96	15.0%
Mountain Reported EBITDA includes $5.8 million and $5.3 million of stock-based compensation expense for the three months ended October 31, 2023 and 2022, respectively.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as most of our North American and European Resorts generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, summer activities (including dining), retail/rental operations and the winter operations of our Australian ski areas, for which the ski season generally occurs from June through early October.

Mountain Reported EBITDA decreased $47.4 million, or 51.4%, primarily driven by an increase in expenses at our North American Resorts, including increased labor costs and general and administrative expenses (which includes the incremental impact of our prior year investments in employee wages), increases in repairs and maintenance expense and professional services expense (including costs associated with our workforce planning tools implementation), and the impact of inflation. Mountain Reported EBITDA also decreased as a result of our Australian operations, which experienced weather-related challenges that impacted terrain in the current year, compared to record visitation and favorable snow conditions in the prior year. Summer revenue at our North American Resorts also decreased primarily as a result of decreased summer visitation from lower demand for summer mountain travel and weather related challenges compared to the prior year.

Lift revenue decreased $14.2 million, or 23.8%, primarily due to a decrease in paid lift revenue at our Australian resorts as a result of reduced visitation from weather-related disruptions and unfavorable snow conditions in the current year, compared to record visitation and favorable snow conditions in the prior year.

Ski school revenue decreased $1.7 million, or 19.6%, and dining revenue decreased $1.4 million, or 7.0%, each primarily driven by decreased visitation at our Australian resorts, as a result of weather-related disruptions and unfavorable snow conditions in the current year, compared to record visitation and favorable snow conditions in the prior year. Retail/rental revenue decreased $6.9 million, or 17.0%, driven by a decrease in summer visitation at our North American Resorts, which drove decreased demand at our on-mountain retail locations, as well as a decrease in retail/rental revenue at our Australian stores.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian ski area lodging and transportation revenue. Other revenue decreased $5.1 million, or 7.0%, primarily driven by decreased sightseeing and other on-mountain summer activities revenue due to decreased summer visitation at our North American Resorts as a result of lower demand for summer mountain travel and weather related challenges compared to the prior year.

Operating expense increased $18.6 million, or 6.3%. Labor and labor-related benefits increased 3.7%, primarily due to normal wage adjustments and the incremental impact of our prior year investments in wages and salaries for North American employees, which went into effect in October 2022, but were in effect for the full quarter in the current year, partially offset by lower labor costs at our Australian ski areas. Retail cost of sales decreased 14.1%, compared to a decrease in retail sales of 15.5%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. General and administrative expense increased 11.9% primarily due to an increase in allocated corporate overhead costs, including the incremental impact of our prior year investments in wages and salaries for North American employees, which went into effect in October 2022, as well as an increase in marketing expense to drive incremental 2023/2024 North American pass product sales. Other expense increased 9.4% primarily due to increase in repairs and maintenance expenses ($4.6 million), professional services ($2.8 million), which includes costs associated with our workforce planning tools implementation, and the impact of inflation.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended October 31, 2023 compared to the three months ended October 31, 2022
Lodging segment operating results for the three months ended October 31, 2023 and 2022 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2023	2022
Lodging net revenue:
Owned hotel rooms	$25,177	$23,565	6.8%
Managed condominium rooms	12,003	12,859	(6.7)%
Dining	18,083	16,829	7.5%
Golf	6,376	5,890	8.3%
Other	16,723	14,797	13.0%
	78,362	73,940	6.0%
Payroll cost reimbursements	3,459	3,677	(5.9)%
Total Lodging net revenue	81,821	77,617	5.4%
Lodging operating expense:
Labor and labor-related benefits	37,475	36,915	1.5%
General and administrative	14,857	15,510	(4.2)%
Other	26,266	25,872	1.5%
	78,598	78,297	0.4%
Reimbursed payroll costs	3,459	3,677	(5.9)%
Total Lodging operating expense	82,057	81,974	0.1%
Lodging Reported EBITDA	$(236)	$(4,357)	94.6%

Owned hotel statistics:
ADR	$304.03	$277.25	9.7%
RevPAR	$158.97	$155.03	2.5%
Managed condominium statistics:
ADR	$233.92	$240.08	(2.6)%
RevPAR	$50.78	$52.90	(4.0)%
Owned hotel and managed condominium statistics (combined):
ADR	$269.31	$258.48	4.2%
RevPAR	$82.95	$81.36	2.0%
Lodging Reported EBITDA includes $0.9 million and $1.0 million of stock-based compensation expense for the three months ended October 31, 2023 and 2022, respectively.
Lodging Reported EBITDA increased $4.1 million, or 94.6%. Revenue from owned hotel rooms increased $1.6 million, or 6.8%, primarily due to an increase in ADR at GTLC. Dining revenue increased $1.3 million, or 7.5%, and other revenue increased $1.9 million, or 13.0%, each primarily as a result of improved park visitation at GTLC, driven by positive weather conditions which enabled increased ancillary product sales.
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

Three months ended October 31, 2023 compared to the three months ended October 31, 2022
Real Estate segment operating results for the three months ended October 31, 2023 and 2022 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2023	2022
Total Real Estate net revenue	$4,289	$113	3,695.6%
Real Estate operating expense:
Cost of sales	3,607	—	nm
Other	1,574	1,382	13.9%
Total Real Estate operating expense	5,181	1,382	274.9%
Gain on sale of real property	6,285	—	nm
Real Estate Reported EBITDA	$5,393	$(1,269)	525.0%

During the three months ended October 31, 2023 we closed on the sale of a land parcel in Keystone, CO for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million during the three months ended October 31, 2023. We did not close on any significant real estate transactions during the three months ended October 31, 2022.

Other operating expense for both the three months ended October 31, 2023 and 2022 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,		Increase (Decrease)
	2023	2022
Interest expense, net	$(40,730)	$(35,302)	15.4%
Benefit from income taxes	$65,160	$58,006	12.3%
Effective tax rate	26.3%	28.8%	(2.5) pts

Interest expense, net. Interest expense, net for the three months ended October 31, 2023 increased $5.4 million compared to the same period in the prior year, primarily due to an increase in variable interest rates associated with the unhedged portion of our term loan borrowings under the Vail Holdings Credit Agreement.

Benefit from income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three months ended October 31, 2023 was 26.3% compared to 28.8% for the three months ended October 31, 2022.

The decrease in the effective tax rate for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to a decrease in favorable discrete items impacting the first quarter tax provision in the current period.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022
Net loss attributable to Vail Resorts, Inc.	$(175,512)	$(136,971)
Net loss attributable to noncontrolling interests	(7,535)	(6,589)
Net loss	(183,047)	(143,560)
Benefit from income taxes	(65,160)	(58,006)
Loss before benefit from income taxes	(248,207)	(201,566)
Depreciation and amortization	66,728	64,614
Loss on disposal of fixed assets and other, net	2,043	6
Change in fair value of contingent consideration	3,057	636
Investment income and other, net	(3,684)	(2,886)
Foreign currency loss on intercompany loans	4,965	6,135
Interest expense, net	40,730	35,302
Total Reported EBITDA	$(134,368)	$(97,759)

Mountain Reported EBITDA	$(139,525)	$(92,133)
Lodging Reported EBITDA	(236)	(4,357)
Resort Reported EBITDA	(139,761)	(96,490)
Real Estate Reported EBITDA	5,393	(1,269)
Total Reported EBITDA	$(134,368)	$(97,759)
The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31,
	2023	2022
Long-term debt, net	$2,732,037	$2,769,698
Long-term debt due within one year	69,659	67,811
Total debt	2,801,696	2,837,509
Less: cash and cash equivalents	728,859	1,180,942
Net Debt	$2,072,837	$1,656,567

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2023 and 2022 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2023	2022
Net cash provided by operating activities	$328,499	$332,991
Net cash provided by (used in) investing activities	$5,565	$(134,531)
Net cash used in financing activities	$(153,608)	$(104,628)

Three months ended October 31, 2023 compared to the three months ended October 31, 2022
We generated $328.5 million of cash from operating activities during the three months ended October 31, 2023, a decrease of $4.5 million compared to $333.0 million generated during the three months ended October 31, 2022. The decrease in operating cash flows was primarily a result of decreased Mountain segment results for the three months ended October 31, 2023 compared to the prior year, partially offset by an increase in pass and other product sales and receivable collections of approximately $37.8 million.

Cash provided by (used in) investing activities for the three months ended October 31, 2023 increased by $140.1 million primarily due to (i) prior year short-term bank deposit investments of $86.8 million, which were invested in deposits with maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of October 31, 2022, of which $52.4 million matured in the current year; (ii) a decrease in capital expenditures of approximately $70.7 million as compared to the prior year, driven by our significant investment in lift upgrades in calendar year 2022; and (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022. This increase was partially offset by the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) originally made in July 2022 in conjunction with the acquisition of Andermatt-Sedrun, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed.

Cash used in financing activities increased by $49.0 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase in repurchases of common stock of $50.0 million.

Significant Sources of Cash
We had $728.9 million of cash and cash equivalents as of October 31, 2023, compared to $1,180.9 million as of October 31, 2022, and the decrease was primarily due to increased activity during the last twelve months associated with our share repurchase program. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $728.9 million of cash and cash equivalents at October 31, 2023, we had $419.8 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2023 (which represents the total commitment of $500.0 million less outstanding letters of credit of $80.2 million). Additionally, we had C$296.6 million ($213.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($216.3 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We had spent approximately $162 million for capital expenditures in calendar year 2023 as of October 31, 2023, leaving approximately $42 million to $47 million to spend in the remainder of calendar year 2023.

We expect our capital plan for calendar year 2024 will be approximately $189 million to $194 million, excluding $13 million of incremental capital investments in premium fleet and fulfillment infrastructure to support the official launch of My Epic Gear for the 2024/2025 winter season at 12 destination mountain resorts and regional ski areas across North America, $11 million of growth capital investments at Andermatt-Sedrun and $1 million of reimbursable capital. Including My Epic Gear and one-time investments, our total capital plan for calendar year 2024 is expected to be approximately $214 million to $219 million. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of October 31, 2023, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.8 billion debt outstanding as of October 31, 2023) are not due until fiscal year 2026 and beyond. As of both October 31, 2023 and 2022, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.7 billion as of October 31, 2022 to $2.1 billion as of October 31, 2023. The increase was primarily associated with the use of cash to fund share repurchases under our share repurchase program during the last twelve months.

As of October 31, 2023, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of variable-rate debt outstanding as of October 31, 2023. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $6.5 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On December 6, 2023, the Company’s Board of Directors approved a cash dividend of $2.06 per share payable on January 9, 2024 to stockholders of record as of December 26, 2023. During the three months ended October 31, 2023, we paid cash dividends of $2.06 per share ($78.5 million). During the three months ended October 31, 2022, we paid cash dividends of $1.91 per share ($77.0 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. During the three months ended October 31, 2023, we repurchased 237,056 shares (at an average cost of $210.92) for a total cost of approximately $50.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. We did not repurchase any Vail Shares during the three months ended October 31, 2022. Since inception of this stock repurchase program through October 31, 2023, we have repurchased 8,885,358 Vail Shares at a cost of approximately $1,029.5 million. As of October 31, 2023, 1,114,642 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2023. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended July 31, 2023.

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
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or public health emergencies, and the cost and availability of travel options and changing consumer preferences, discretionary spending habits or willingness to travel;
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
•our ability to successfully launch and promote adoption of new products, technology, services and programs;
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
•changes in accounting judgments and estimates, accounting principles, policies or guidelines; and
•other risks and uncertainties included under Part 1. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2023, we had approximately $0.7 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 23.3% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2023 of approximately 6.8%. Based on variable-rate borrowings outstanding as of October 31, 2023, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $6.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2023	2022
Foreign currency translation adjustments	$(92,094)	$(117,808)
Foreign currency loss on intercompany loans	$(4,965)	$(6,135)

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
Changes in Internal Controls over Financial Reporting
On August 3, 2022, we completed our acquisition of Andermatt-Sedrun. In accordance with the SEC’s general guidance for recently acquired businesses, our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of the fiscal year ended July 31, 2023 did not include certain elements of the internal controls of Andermatt-Sedrun. However, as of October 31, 2023, Andermatt-Sedrun is now included within our assessment of and conclusion on the effectiveness of our internal control over financial reporting.
Excluding Andermatt-Sedrun, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 28, 2023 as of and for the year ended July 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2023 - August 31, 2023	—	$—	—	1,351,698
September 1, 2023 - September 30, 2023	—	$—	—	1,351,698
October 1, 2023 - October 31, 2023	237,056	$210.92	237,056	1,114,642
Total	237,056	$210.92	237,056	1,114,642

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. As of October 31, 2023, 1,114,642 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended October 31, 2023, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1	Form of Separation Agreement and General Release by and between Ryan Bennett and Vail Resorts, Inc. dated October 12, 2023.

10.2*	Vail Resorts, Inc. Management Incentive Plan (amended September 13, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.
*Management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vail Resorts, Inc.

Date: December 7, 2023	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2023	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)