Form 10-Q
period 2024-01-31
VAIL RESORTS INC
filed 2024-03-11
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 7, 2024, 37,968,155 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2024	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$812,163	$562,975	$1,295,252
Restricted cash	13,329	10,118	24,103
Trade receivables, net	138,269	381,067	160,393
Inventories, net	134,839	132,548	122,088
Other current assets	80,204	121,403	158,295
Total current assets	1,178,804	1,208,111	1,760,131
Property, plant and equipment, net (Note 7)	2,349,424	2,371,557	2,421,395
Real estate held for sale or investment	86,737	90,207	90,354
Goodwill, net (Note 7)	1,699,909	1,720,344	1,723,019
Intangible assets, net	304,115	309,345	310,666
Operating right-of-use assets	189,838	192,289	200,667
Other assets	38,837	55,901	58,730
Total assets	$5,847,664	$5,947,754	$6,564,962
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,141,624	$978,021	$1,144,795
Income taxes payable	18,015	83,514	73,559
Long-term debt due within one year (Note 5)	69,135	69,160	69,582
Total current liabilities	1,228,774	1,130,695	1,287,936
Long-term debt, net (Note 5)	2,721,598	2,750,675	2,789,827
Operating lease liabilities	168,716	168,326	184,298
Other long-term liabilities	291,330	286,261	237,478
Deferred income taxes, net	286,581	276,137	288,072
Total liabilities	4,696,999	4,612,094	4,787,611
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,852, 46,798 and 46,795 shares issued, respectively	469	468	468
Additional paid-in capital	1,133,275	1,124,433	1,112,519
Accumulated other comprehensive loss	(29,838)	(10,358)	(8,565)
Retained earnings	760,820	873,710	837,573
Treasury stock, at cost, 8,885, 8,648 and 6,466 shares, respectively (Note 11)	(1,034,822)	(984,306)	(479,417)
Total Vail Resorts, Inc. stockholders’ equity	829,904	1,003,947	1,462,578
Noncontrolling interests	320,761	331,713	314,773
Total stockholders’ equity	1,150,665	1,335,660	1,777,351
Total liabilities and stockholders’ equity	$5,847,664	$5,947,754	$6,564,962
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net revenue:
Mountain and Lodging services and other	$905,053	$901,837	$1,087,887	$1,112,223
Mountain and Lodging retail and dining	172,745	192,182	244,187	261,130
Resort net revenue	1,077,798	1,094,019	1,332,074	1,373,353
Real Estate	160	7,699	4,449	7,812
Total net revenue	1,077,958	1,101,718	1,336,523	1,381,165
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	474,170	507,216	729,746	749,502
Mountain and Lodging retail and dining cost of products sold	65,289	75,431	96,584	110,516
General and administrative	112,714	116,616	220,739	215,415
Resort operating expense	652,173	699,263	1,047,069	1,075,433
Real Estate operating expense	1,676	6,310	6,857	7,692
Total segment operating expense	653,849	705,573	1,053,926	1,083,125
Other operating (expense) income:
Depreciation and amortization	(69,399)	(65,989)	(136,127)	(130,603)
Gain on sale of real property	—	757	6,285	757
Change in estimated fair value of contingent consideration (Note 8)	(3,400)	(1,100)	(6,457)	(1,736)
Loss on disposal of fixed assets and other, net	(758)	(1,780)	(2,801)	(1,786)
Income from operations	350,552	328,033	143,497	164,672
Mountain equity investment (loss) income, net	(579)	42	280	388
Investment income and other, net	4,863	7,108	8,547	9,994
Foreign currency gain (loss) on intercompany loans (Note 5)	3,040	2,338	(1,925)	(3,797)
Interest expense, net	(40,585)	(38,370)	(81,315)	(73,672)
Income before provision for income taxes	317,291	299,151	69,084	97,585
Provision for income taxes	(87,486)	(79,032)	(22,326)	(21,026)
Net income	229,805	220,119	46,758	76,559
Net income attributable to noncontrolling interests	(10,506)	(11,440)	(2,971)	(4,851)
Net income attributable to Vail Resorts, Inc.	$219,299	$208,679	$43,787	$71,708
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$5.78	$5.17	$1.15	$1.78
Diluted net income per share attributable to Vail Resorts, Inc.	$5.76	$5.16	$1.15	$1.77
Cash dividends declared per share	$2.06	$1.91	$4.12	$3.82
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income	$229,805	$220,119	$46,758	$76,559
Foreign currency translation adjustments, net of tax	70,882	82,468	(21,212)	(35,340)
Change in estimated fair value of hedging instruments, net of tax	(3,592)	(2,787)	(6,062)	5,220
Comprehensive income	297,095	299,800	19,484	46,439
Comprehensive (income) loss attributable to noncontrolling interests	(29,258)	(30,778)	4,823	5,781
Comprehensive income attributable to Vail Resorts, Inc.	$267,837	$269,022	$24,307	$52,220
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, October 31, 2022	$468	$1,106,813	$(68,908)	$705,923	$(479,417)	$1,264,879	$286,839	$1,551,718
Comprehensive income:
Net income	—	—	—	208,679	—	208,679	11,440	220,119
Foreign currency translation adjustments, net of tax	—	—	63,130	—	—	63,130	19,338	82,468
Change in estimated fair value of hedging instruments, net of tax	—	—	(2,787)	—	—	(2,787)	—	(2,787)
Total comprehensive income						269,022	30,778	299,800
Stock-based compensation expense	—	6,844	—	—	—	6,844	—	6,844
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(1,138)	—	—	—	(1,138)	—	(1,138)
Dividends (Note 4)	—	—	—	(77,029)	—	(77,029)	—	(77,029)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(2,844)	(2,844)
Balance, January 31, 2023	$468	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351

Balance, October 31, 2023	$469	$1,126,033	$(78,376)	$619,727	$(1,034,822)	$633,031	$295,149	$928,180
Comprehensive income:
Net income	—	—	—	219,299	—	219,299	10,506	229,805
Foreign currency translation adjustments, net of tax	—	—	52,130	—	—	52,130	18,752	70,882
Change in estimated fair value of hedging instruments, net of tax	—	—	(3,592)	—	—	(3,592)	—	(3,592)
Total comprehensive income						267,837	29,258	297,095
Stock-based compensation expense	—	7,336	—	—	—	7,336	—	7,336
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(94)	—	—	—	(94)	—	(94)
Dividends (Note 4)	—	—	—	(78,206)	—	(78,206)	—	(78,206)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,646)	(3,646)
Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2022	$467	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive income (loss):
Net income	—	—	—	71,708	—	71,708	4,851	76,559
Foreign currency translation adjustments, net of tax	—	—	(24,708)	—	—	(24,708)	(10,632)	(35,340)
Change in estimated fair value of hedging instruments, net of tax	—	—	5,220	—	—	5,220	—	5,220
Total comprehensive income (loss)						52,220	(5,781)	46,439
Stock-based compensation expense	—	13,189	—	—	—	13,189	—	13,189
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,181)	—	—	—	(5,180)	—	(5,180)
Dividends (Note 4)	—	—	—	(154,047)	—	(154,047)	—	(154,047)
Cumulative effect of adoption of ASU 2020-06	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(6,015)	(6,015)
Balance, January 31, 2023	$468	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351

Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive income (loss):
Net income	—	—	—	43,787	—	43,787	2,971	46,758
Foreign currency translation adjustments, net of tax	—	—	(13,418)	—	—	(13,418)	(7,794)	(21,212)
Change in estimated fair value of hedging instruments, net of tax	—	—	(6,062)	—	—	(6,062)	—	(6,062)
Total comprehensive income (loss)						24,307	(4,823)	19,484
Stock-based compensation expense	—	14,132	—	—	—	14,132	—	14,132
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,290)	—	—	—	(5,289)	—	(5,289)
Repurchases of common stock (Note 11)	—	—	—	—	(50,516)	(50,516)	—	(50,516)
Dividends (Note 4)	—	—	—	(156,677)	—	(156,677)	—	(156,677)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(6,129)	(6,129)
Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$46,758	$76,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,127	130,603
Stock-based compensation expense	14,132	13,189
Provision for income taxes	22,326	21,026
Other non-cash income, net	11,770	2,602
Changes in assets and liabilities:
Trade receivables, net	235,183	226,796
Inventories, net	(2,708)	(12,962)
Accounts payable and accrued liabilities	90,578	96,247
Deferred revenue	108,693	104,996
Income taxes payable	(67,119)	(31,166)
Other assets and liabilities, net	(24,579)	(22,397)
Net cash provided by operating activities	571,161	605,493
Cash flows from investing activities:
Capital expenditures	(130,291)	(206,554)
Return of deposit for acquisition of business	—	114,506
Acquisition of business, net of cash acquired	—	(38,567)
Investments in short-term deposits	—	(86,756)
Maturity of short-term deposits	57,647	—
Other investing activities, net	6,565	11,346
Net cash used in investing activities	(66,079)	(206,025)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(31,250)	(31,250)
Employee taxes paid for share award exercises	(5,289)	(5,181)
Dividends paid	(156,677)	(154,047)
Repurchases of common stock	(50,000)	—
Other financing activities, net	(7,961)	(10,899)
Net cash used in financing activities	(251,177)	(201,377)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,506)	(4,843)
Net increase in cash, cash equivalents and restricted cash	252,399	193,248
Cash, cash equivalents and restricted cash:
Beginning of period	573,093	1,126,107
End of period	$825,492	$1,319,355

Non-cash investing activities:
Accrued capital expenditures	$11,784	$49,091
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

Pending Acquisition of Crans-Montana Mountain Resort
On November 30, 2023, the Company announced that it had entered into an agreement to acquire Crans-Montana Mountain Resort (“Crans-Montana”) in Switzerland from CPI Property Group. Pursuant to the terms of the agreement, the Company will acquire (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) an 80% ownership stake in SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. Subject to closing adjustments, the enterprise value of the resort operations is expected to be CHF 118.5 million. The Company expects to fund the purchase price for the acquired ownership interest of the resort operations through cash on hand when the transaction closes.

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
Fair Value of Financial Instruments — The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of January 31, 2024 are presented below (in thousands):

	January 31, 2024
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$600,954
0.0% Convertible Notes	$575,000	$519,294
EPR Secured Notes	$131,701	$170,865
NRP Loan	$39,491	$31,453
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Recently Issued Accounting Standards
Standards Being Evaluated
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures, primarily through incorporating enhanced segment disclosure requirements set forth by the Securities and Exchange Commission into U.S. GAAP. The enhanced disclosures will primarily require public entities to include specific disclosures regarding “significant expenses” that are regularly provided to or easily computed from information provided to the chief operating decision maker (“CODM”) and included within segment profit and loss. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (the Company’s fiscal year ending July 31, 2025), and interim periods within fiscal years beginning after December 15, 2024 (the Company’s fiscal quarter ending October 31, 2025), with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, including determining the timing of adoption.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026), though early adoption is permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, including determining the timing of adoption.

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Mountain net revenue:
Lift	$603,459	$592,603	$648,849	$652,143
Ski School	126,629	123,451	133,807	132,378
Dining	82,060	85,828	100,137	105,270
Retail/Rental	136,156	159,932	169,630	200,276
Other	51,677	51,628	120,013	125,092
Total Mountain net revenue	$999,981	$1,013,442	$1,172,436	$1,215,159
Lodging net revenue:
Owned hotel rooms	$13,583	$13,479	$38,760	$37,044
Managed condominium rooms	28,308	31,336	40,311	44,195
Dining	13,609	13,184	31,692	30,013
Transportation	6,405	5,888	7,910	7,348
Golf	—	—	6,471	5,939
Other	11,417	11,700	26,540	24,988
	73,322	75,587	151,684	149,527
Payroll cost reimbursements	4,495	4,990	7,954	8,667
Total Lodging net revenue	$77,817	$80,577	$159,638	$158,194
Total Resort net revenue	$1,077,798	$1,094,019	$1,332,074	$1,373,353
Total Real Estate net revenue	160	7,699	4,449	7,812
Total net revenue	$1,077,958	$1,101,718	$1,336,523	$1,381,165

Contract Balances
Deferred revenue balances of a short-term nature were $660.3 million and $572.6 million as of January 31, 2024 and July 31, 2023, respectively. For the three and six months ended January 31, 2024, the Company recognized approximately $238.0 million and $294.5 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2023. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $108.3 million, $109.7 million and $113.3 million as of January 31, 2024, July 31, 2023 and January 31, 2023, respectively. As of January 31, 2024, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.

Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $14.4 million, $5.1 million and $13.0 million as of January 31, 2024, July 31, 2023 and January 31, 2023, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $13.9 million for these costs during both the three and six months ended January 31, 2024, which was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations.

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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco Shares”) or cash (or a combination thereof). Effective September 26, 2022, all Exchangeco Shares had been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding as of January 31, 2023 included the Exchangeco Shares, but there were no Exchangeco Shares that remained outstanding as of January 31, 2023.

Presented below is basic and diluted EPS for the three months ended January 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$219,299	$219,299	$208,679	$208,679
Weighted-average Vail Shares outstanding	37,967	37,967	40,327	40,327
Effect of dilutive securities	—	79	—	107
Total shares	37,967	38,046	40,327	40,434
Net income per share attributable to Vail Resorts	$5.78	$5.76	$5.17	$5.16
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 15,000 and 25,000 for the three months ended January 31, 2024 and 2023, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2024 and 2023 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$43,787	$43,787	$71,708	$71,708
Weighted-average Vail Shares outstanding	38,042	38,042	40,312	40,312
Weighted-average Exchangeco Shares outstanding	—	—	1	1
Total Weighted-average shares outstanding	38,042	38,042	40,313	40,313
Effect of dilutive securities	—	91	—	95
Total shares	38,042	38,133	40,313	40,408
Net income per share attributable to Vail Resorts	$1.15	$1.15	$1.78	$1.77
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 18,000 and 26,000 for the six months ended January 31, 2024 and 2023 respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended January 31, 2024 and 2023, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and six months ended January 31, 2024, the Company paid cash dividends of $2.06 and $4.12 per share, respectively ($78.2 million and $156.7 million, respectively). During the three and six months ended January 31, 2023, the Company paid cash dividends of $1.91 and $3.82 per share, respectively ($77.0 million and $154.0 million), respectively. On March 7, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 11, 2024 to stockholders of record as of March 28, 2024.

5.    Long-Term Debt
Long-term debt, net as of January 31, 2024, July 31, 2023 and January 31, 2023 is summarized as follows (in thousands):

	Maturity	January 31, 2024	July 31, 2023	January 31, 2023
Vail Holdings Credit Agreement term loan (a)	2026	$984,375	$1,015,625	$1,046,875
Vail Holdings Credit Agreement revolver (a)	2026	—	—	—
6.25% Notes	2025	600,000	600,000	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	—	—	11,275
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	39,285	40,399	39,967
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	366,264	363,386	360,497
Whistler Blackcomb employee housing leases	2042	28,796	29,491	29,346
Other	2024-2036	33,574	35,011	37,633
Total debt		2,794,031	2,825,649	2,867,330
Less: Unamortized premiums, discounts and debt issuance costs		3,298	5,814	7,921
Less: Current maturities (e)		69,135	69,160	69,582
Long-term debt, net		$2,721,598	$2,750,675	$2,789,827

(a)As of January 31, 2024, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $1.0 billion outstanding term loan. The term loan is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in September 2026. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of January 31, 2024 (6.93% as of January 31, 2024). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of January 31, 2024). The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024, at an effective rate of 1.38%.

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of January 31, 2024, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $377.76.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of January 31, 2024, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2024 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2024, interest on this note accrued at a rate of 11.90%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2024, interest on this note accrued at a rate of 11.41%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2024, interest on this note accrued at a rate of 11.41%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2024, interest on this note accrued at a rate of 12.32%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2024, interest on this note accrued at a rate of 9.03%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2024 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2024 (February 2024 through July 2024)	$35,317
2025	676,063
2026	643,837
2027	851,454
2028	4,883
Thereafter	582,477
Total debt	$2,794,031

The Company recorded interest expense of $40.6 million and $38.4 million for the three months ended January 31, 2024 and 2023, respectively, of which $1.7 million and $1.6 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $81.3 million and $73.7 million for the six months ended January 31, 2024 and 2023, respectively, of which $3.2 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $3.0 million and $(1.9) million of non-cash foreign currency gains (losses) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2024, respectively, on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $2.3 million and $(3.8) million of non-cash foreign currency gains (losses) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2023, respectively, on the Company’s Consolidated Condensed Statements of Operations.

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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	January 31, 2024	July 31, 2023	January 31, 2023
Land and land improvements	$800,460	$796,730	$793,271
Buildings and building improvements	1,649,112	1,643,517	1,635,700
Machinery and equipment	1,914,253	1,792,378	1,769,052
Furniture and fixtures	316,269	298,725	330,257
Software	160,072	152,033	141,595
Vehicles	90,303	87,298	85,329
Construction in progress	74,884	134,113	135,903
Gross property, plant and equipment	5,005,353	4,904,794	4,891,107
Accumulated depreciation	(2,655,929)	(2,533,237)	(2,469,712)
Property, plant and equipment, net	$2,349,424	$2,371,557	$2,421,395

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2024	July 31, 2023	January 31, 2023
Trade payables	$130,796	$148,521	$179,221
Deferred revenue	660,281	572,602	619,511
Accrued salaries, wages and deferred compensation	66,064	38,908	66,275
Accrued benefits	63,314	60,466	54,129
Deposits	90,217	37,798	81,612
Operating lease liabilities	38,765	36,904	36,667
Other liabilities	92,187	82,822	107,380
Total accounts payable and accrued liabilities	$1,141,624	$978,021	$1,144,795

The changes in the net carrying amount of goodwill by segment for the six months ended January 31, 2024 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2023	$1,675,338	$45,006	$1,720,344
Effects of changes in foreign currency exchange rates	(20,435)	—	(20,435)
Balance at January 31, 2024	$1,654,903	$45,006	$1,699,909

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

	Estimated Fair Value Measurement as of January 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$102,608	$102,608	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$240,450	$—	$240,450	$—
Interest Rate Swaps	$9,115	$—	$9,115	$—
Liabilities:
Contingent Consideration	$62,700	$—	$—	$62,700

	Estimated Fair Value Measurement as of July 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$170,872	$170,872	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$144,365	$—	$144,365	$—
Interest Rate Swaps	$17,229	$—	$17,229	$—
Liabilities:
Contingent Consideration	$73,300	$—	$—	$73,300

	Estimated Fair Value Measurement as of January 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$614,439	$614,439	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$111,140	$—	$111,140	$—
Interest Rate Swaps	$19,270	$—	$19,270	$—
Liabilities:
Contingent Consideration	$25,200	$—	$—	$25,200

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other current assets on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2024 and included within other assets as of July 31, 2023 and January 31, 2023.

The changes in Contingent Consideration during the six months ended January 31, 2024 and 2023 were as follows (in thousands):

Balance as of July 31, 2023 and 2022, respectively	$73,300	$42,400
Payments	(17,057)	(18,936)
Change in estimated fair value	6,457	1,736
Balance as of January 31, 2024 and 2023, respectively	$62,700	$25,200
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

The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 17.0%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $10.1 million to $13.8 million.
During the six months ended January 31, 2024, the Company made a payment to the landlord for Contingent Consideration of approximately $17.1 million and recorded an increase of approximately $6.5 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2024. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $62.7 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of January 31, 2024, the Company had various letters of credit outstanding totaling $95.0 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $35.2 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.5 million as of January 31, 2024, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2024, July 31, 2023 and January 31, 2023, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net revenue:
Mountain	$999,981	$1,013,442	$1,172,436	$1,215,159
Lodging	77,817	80,577	159,638	158,194
Total Resort net revenue	1,077,798	1,094,019	1,332,074	1,373,353
Real Estate	160	7,699	4,449	7,812
Total net revenue	$1,077,958	$1,101,718	$1,336,523	$1,381,165
Segment operating expense:
Mountain	$579,062	$614,633	$891,901	$908,829
Lodging	73,111	84,630	155,168	166,604
Total Resort operating expense	652,173	699,263	1,047,069	1,075,433
Real Estate	1,676	6,310	6,857	7,692
Total segment operating expense	$653,849	$705,573	$1,053,926	$1,083,125
Gain on sale of real property	$—	$757	$6,285	$757
Mountain equity investment (loss) income, net	$(579)	$42	$280	$388
Reported EBITDA:
Mountain	$420,340	$398,851	$280,815	$306,718
Lodging	4,706	(4,053)	4,470	(8,410)
Resort	425,046	394,798	285,285	298,308
Real Estate	(1,516)	2,146	3,877	877
Total Reported EBITDA	$423,530	$396,944	$289,162	$299,185
Real estate held for sale or investment	$86,737	$90,354	$86,737	$90,354
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$219,299	$208,679	$43,787	$71,708
Net income attributable to noncontrolling interests	10,506	11,440	2,971	4,851
Net income	229,805	220,119	46,758	76,559
Provision for income taxes	87,486	79,032	22,326	21,026
Income before provision for income taxes	317,291	299,151	69,084	97,585
Depreciation and amortization	69,399	65,989	136,127	130,603
Change in estimated fair value of contingent consideration	3,400	1,100	6,457	1,736
Loss on disposal of fixed assets and other, net	758	1,780	2,801	1,786
Investment income and other, net	(4,863)	(7,108)	(8,547)	(9,994)
Foreign currency (gain) loss on intercompany loans	(3,040)	(2,338)	1,925	3,797
Interest expense, net	40,585	38,370	81,315	73,672
Total Reported EBITDA	$423,530	$396,944	$289,162	$299,185

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended January 31, 2024. The Company repurchased 237,056 Vail Shares during the six months ended January 31, 2024 (at a total cost of approximately $50.0 million, excluding accrued excise tax). The Company did not repurchase any Vail Shares during the three and six months ended January 31, 2023. Since inception of its share repurchase program through January 31, 2024, the Company has repurchased 8,885,358 Vail Shares for approximately $1,029.5 million. As of January 31, 2024, 1,114,642 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2024 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2024 and 2023 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2023.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 60% and 58% of Mountain segment net revenue for the three months ended January 31, 2024 and 2023, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the three months ended January 31, 2024, Destination guests comprised approximately 55% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 45% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 54% and 46%, respectively, for the three months ended January 31, 2023. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2024/2025 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the three months ended January 31, 2024 and 2023, approximately 74% and 70%, respectively, of our total lift revenue recognized was derived from pass revenue. Pass revenue recognized year to date, which is primarily recognized in our second fiscal quarter, represents approximately 50% and 51%, of our total North American pass product revenue for the 2023/2024 and 2022/2023 North American ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30. The decrease in the portion of pass product revenue recognized year to date compared to the prior year to date period is primarily the result of unfavorable early season conditions in the current year, which were impacted by limited natural snow and variable temperatures that resulted in delayed openings, compared with strong conditions in the prior year. This variability in Resort opening dates resulted in an approximately $14 million reduction of recognized pass revenue for the three months ended January 31, 2024 compared to what we would have recognized had our Resorts been able to open on the same schedule as they did in the prior year. This is a timing difference that will largely reverse during our third fiscal quarter.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for both the three months ended January 31, 2024 and 2023. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our results for the three months ended January 31, 2024 were negatively impacted by challenging conditions at all of our North American resorts, with approximately 42% lower snowfall across our western North American resorts through January compared to the same period in the prior year and limited natural snow and variable temperatures at our Eastern U.S. resorts (comprising the Midwest, Mid-Atlantic, and Northeast). Despite the impacts of conditions, Resort Reported EBITDA increased approximately 8% for the three months ended January 31, 2024 as compared to the prior year period, primarily driven by the stability created by our season pass results. While visitation declined, our ancillary businesses performed well, in particular our ski and ride school, dining and rental businesses experienced strong growth in spending per visit compared to the prior year.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass revenue increased approximately $34.3 million, or 8.3%, for the three months ended January 31, 2024 compared to the same period in the prior year, primarily due to increased pass product sales for the 2023/2024 North American ski season compared to the 2022/2023 North American ski season, partially offset by the impact of delayed Resort opening dates in the current year (as discussed above). Deferred revenue related to North American pass product sales was approximately $457.0 million as of January 31, 2024 (compared to approximately $398.0 million as of January 31, 2023).

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

•As of January 31, 2024, we had $812.2 million of cash and cash equivalents, as well as $409.0 million available under the revolver component of our Eighth Amended and Restated Credit Agreement, dated as of August 15, 2018 and as amended most recently on August 31, 2022 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $91.0 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2024, we had C$296.6 million ($220.6 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($223.2 million) less letters of credit outstanding of C$3.4 million ($2.6 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On November 30, 2024, we announced that we had entered into an agreement to acquire Crans-Montana Mountain Resort (“Crans-Montana”) in Switzerland from CPI Property Group. Pursuant to the terms of the agreement, we will acquire (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) an 80% ownership stake in SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. Subject to closing adjustments, the enterprise value of the resort operations is expected to be CHF 118.5 million. We expect to fund the purchase price for the acquired ownership interest of the resort operations through cash on hand when the transaction closes. We plan to include access to Crans-Montana on select Epic Pass products for the 2024/2025 ski season. We cannot predict the ultimate impact the acquisition of Crans-Montana will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and six months ended January 31, 2024, compared to the three and six months ended January 31, 2023 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income attributable to Vail Resorts, Inc.	$219,299	$208,679	$43,787	$71,708
Income before provision for income taxes	$317,291	$299,151	$69,084	$97,585
Mountain Reported EBITDA	$420,340	$398,851	$280,815	$306,718
Lodging Reported EBITDA	4,706	(4,053)	4,470	(8,410)
Resort Reported EBITDA	$425,046	$394,798	$285,285	$298,308
Real Estate Reported EBITDA	$(1,516)	$2,146	$3,877	$877

Mountain Segment
Three months ended January 31, 2024 compared to the three months ended January 31, 2023
Mountain segment operating results for the three months ended January 31, 2024 and 2023 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Mountain net revenue:
Lift	$603,459	$592,603	1.8%
Ski school	126,629	123,451	2.6%
Dining	82,060	85,828	(4.4)%
Retail/rental	136,156	159,932	(14.9)%
Other	51,677	51,628	0.1%
Total Mountain net revenue	999,981	1,013,442	(1.3)%
Mountain operating expense:
Labor and labor-related benefits	252,641	277,537	(9.0)%
Retail cost of sales	41,177	48,197	(14.6)%
Resort related fees	44,568	43,550	2.3%
General and administrative	96,353	97,365	(1.0)%
Other	144,323	147,984	(2.5)%
Total Mountain operating expense	579,062	614,633	(5.8)%
Mountain equity investment (loss) income, net	(579)	42	(1,478.6)%
Mountain Reported EBITDA	$420,340	$398,851	5.4%

Total skier visits	7,264	8,308	(12.6)%
ETP	$83.08	$71.33	16.5%
Mountain Reported EBITDA includes $6.3 million and $5.7 million of stock-based compensation expense for the three months ended January 31, 2024 and 2023, respectively.

Mountain Reported EBITDA increased $21.5 million, or 5.4%. The increase was primarily attributable to an increase in North American pass product revenue, driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, partially offset by the timing of recognition of pass product revenue, which resulted in an approximately $14 million decrease due to delayed openings for a number of our Resorts in the current year as a result of challenging early season conditions across our North American Resorts in all regions compared to strong early season conditions in the prior year. The challenging conditions also led to a decline in both Local and Destination skier visitation, which resulted in decreases for non-pass revenue and other ancillary lines of business, which were partially offset by decreases in labor and labor-related benefits and other variable expenses. Mountain segment results also include $2.1 million and $0.3 million of acquisition and integration related expenses for the three months ended January 31, 2024 and 2023, respectively.

Lift revenue increased $10.9 million, or 1.8%, primarily due to an increase in pass revenue of 8.3%, which was primarily driven by an increase in pass product sales for the 2023/2024 North American ski season. This increase was partially offset by a decrease in non-pass revenue of 13.1%, driven by a decrease in skier visitation across all regions, which was impacted by limited natural snow and variable temperatures that resulted in delayed openings and reduced terrain offerings as compared to the prior year, and particularly impacted our resorts in the Eastern U.S. and Tahoe, partially offset by an increase in non-pass ETP of 10.8%.

Ski school revenue increased $3.2 million, or 2.6%, primarily driven by increased revenue at our resorts in Colorado and Park City, which benefited from an increase in guest spending per visit. Dining revenue decreased $3.8 million, or 4.4%, primarily due to decreased revenue from on-mountain dining venues at our resorts in the Eastern U.S. and Tahoe, partially offset by an increase in guest spending per visit. Retail/rental revenue decreased $23.8 million, or 14.9%, for which retail sales decreased $15.9 million, or 17.2%, and rental sales decreased $7.9 million, or 11.6%. The decrease in both retail and rental revenue was primarily driven by a decrease in skier visitation, as well as our exit of certain leased store operations which we operated in the prior year, which resulted in a reduction in revenue of approximately $8.4 million.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue.

Operating expense decreased $35.6 million, or 5.8%, which was primarily attributable to reduced labor hours at our North American Resorts as a result of challenging early season weather conditions including limited natural snow and variable temperatures that resulted in delayed openings and reduced terrain offerings which impacted our ability to operate at full capacity, as compared to the prior year, as well as lower variable expenses associated with decreased revenue, and disciplined cost management. Operating expense includes $2.1 million and $0.3 million of acquisition and integration related expenses for the three months ended January 31, 2024 and 2023, respectively.

Labor and labor-related benefits decreased 9.0%, primarily due to reduced labor hours at our North American Resorts in the current year as a result of challenging early season weather conditions that impacted our ability to operate at full capacity, as well as disciplined cost management. Retail cost of sales decreased 14.6%, compared to a decrease in retail sales of 17.2%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 2.3% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense decreased 1.0%, primarily due to a decrease in corporate overhead costs. Other expense decreased 2.5%, primarily due to decreases in variable operating expenses associated with decreased revenues, including supplies ($2.9 million) and dining cost of sales ($2.6 million), partially offset by an increase in acquisition and integration related expenses of $1.8 million and the impact of inflation.

Mountain equity investment (loss) income, net primarily includes our share of (loss) income from the operations of a real estate brokerage company.

Six months ended January 31, 2024 compared to the six months ended January 31, 2023
Mountain segment operating results for the six months ended January 31, 2024 and 2023 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Mountain net revenue:
Lift	$648,849	$652,143	(0.5)%
Ski school	133,807	132,378	1.1%
Dining	100,137	105,270	(4.9)%
Retail/rental	169,630	200,276	(15.3)%
Other	120,013	125,092	(4.1)%
Total Mountain net revenue	1,172,436	1,215,159	(3.5)%
Mountain operating expense:
Labor and labor-related benefits	364,690	385,582	(5.4)%
Retail cost of sales	58,998	68,938	(14.4)%
Resort related fees	48,263	47,181	2.3%
General and administrative	189,521	180,654	4.9%
Other	230,429	226,474	1.7%
Total Mountain operating expense	891,901	908,829	(1.9)%
Mountain equity investment income, net	280	388	(27.8)%
Mountain Reported EBITDA	$280,815	$306,718	(8.4)%

Total skier visits	7,922	9,301	(14.8)%
ETP	$81.90	$70.12	16.8%
Mountain Reported EBITDA includes $12.2 million and $11.1 million of stock-based compensation expense for the six months ended January 31, 2024 and 2023, respectively.

Mountain Reported EBITDA decreased $25.9 million, or 8.4%. The decrease was primarily driven by: (i) our Australian operations, which experienced weather-related challenges that impacted terrain during the 2023 Australian ski season, compared to record visitation and favorable snow conditions in the prior year season; (ii) challenging conditions at our Resorts across all regions during the 2023/2024 North American ski season compared to the strong early season conditions in the prior year, leading to a decline in both Local and Destination skier visitation, which resulted in decreases for non-pass revenue and other ancillary lines of business, partially offset by a decrease in labor and labor-related benefits; and (iii) a decrease in summer revenue at our North American Resorts, primarily as a result of decreased summer visitation from lower demand for summer mountain travel and weather related challenges compared to the prior year. Mountain Reported EBITDA also decreased as a result of an increase in general and administrative expenses (which includes the incremental impact of our prior year investments in employee wages), an increase in repairs and maintenance expense and the impact of inflation. The decrease was partially offset by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, partially offset by the timing of recognition of pass product revenue, which resulted in an approximately $14 million decrease due to delayed openings for a number of our Resorts in the current year. Mountain segment results also include $4.0 million and $2.9 million of acquisition and integration related expenses for the six months ended January 31, 2024 and 2023, respectively.

As our North American Resorts primarily opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift revenue, ski school revenue, dining revenue, and retail/rental revenue for the six months ended January 31, 2024 and 2023 are materially unchanged as compared to those same components for the three months ended January 31, 2024 and 2023. Accordingly, the primary basis for the changes to these components of our North American Resorts for the six months ended January 31, 2024 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2024 compared to the three months ended January 31, 2023.” Additionally, with regard to the six months ended January 31, 2024 compared to the six months ended January 31, 2023, lift revenue decreased due to a decrease in paid lift revenue at our Australian resorts as a result of decreased visitation from weather-related disruptions and unfavorable snow conditions during the 2023 Australian ski season, compared to record visitation and favorable snow conditions in the prior year season. Ski school revenue and dining revenue also decreased due to decreased visitation at our Australian resorts, as a result of weather-related disruptions and unfavorable snow conditions in the current year, compared to record visitation and favorable snow conditions in the prior year. Additionally, the decrease in retail/rental revenue was also driven by a decrease in summer visitation at our North American Resorts, which drove decreased demand at our on-mountain retail locations, as well as a decrease in retail/rental revenue at our Australian stores.

Other revenue mainly consists of summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue decreased $5.1 million or 4.1%, primarily driven by our Australian operations, which experienced weather-related challenges that impacted terrain in the current year, compared to record visitation and favorable snow conditions in the prior year. Other revenue at our North American Resorts also declined as a result of decreased summer visitation from lower demand for summer mountain travel and weather related challenges compared to the prior year.

Operating expense decreased $16.9 million or 1.9%, which was primarily attributable to reduced labor hours at our North American Resorts in the current year as a result of challenging early season weather conditions, including limited natural snow and variable temperatures that resulted in delayed openings and reduced terrain offerings which impacted our ability to operate at full capacity, as well as disciplined cost management. Additionally, operating expense includes $4.0 million and $2.9 million of acquisition and integration related expenses for the six months ended January 31, 2024 and 2023, respectively.

Labor and labor-related benefits decreased 5.4%, primarily attributable to reduced labor hours at our North American Resorts in the current year as a result of challenging early season weather conditions that impacted our ability to operate at full capacity, as well as disciplined cost management. Retail cost of sales decreased 14.4%, compared to a decrease in retail sales of 16.8%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 2.3% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 4.9%, primarily due to an increase in corporate overhead costs across nearly all corporate functions (which includes the incremental impact of our prior year investments in employee wages, which went into effect in October 2022), as well as an increase in marketing expense to drive incremental 2023/2024 North American pass product sales. Other expense increased 1.7%, primarily due to increased repairs and maintenance expense ($3.6 million), property taxes ($2.3 million), acquisition and integration related expenses ($1.1 million), tax and licensing fees ($1.0 million) and employee housing expenses ($1.0 million), including the impact of inflation, partially offset by decreased variable expenses associated with decreased revenues, including dining cost of sales ($3.8 million) and fuel ($1.8 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended January 31, 2024 compared to the three months ended January 31, 2023
Lodging segment operating results for the three months ended January 31, 2024 and 2023 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Lodging net revenue:
Owned hotel rooms	$13,583	$13,479	0.8%
Managed condominium rooms	28,308	31,336	(9.7)%
Dining	13,609	13,184	3.2%
Transportation	6,405	5,888	8.8%
Other	11,417	11,700	(2.4)%
	73,322	75,587	(3.0)%
Payroll cost reimbursements	4,495	4,990	(9.9)%
Total Lodging net revenue	77,817	80,577	(3.4)%
Lodging operating expense:
Labor and labor-related benefits	33,151	39,497	(16.1)%
General and administrative	16,361	19,251	(15.0)%
Other	19,104	20,892	(8.6)%
	68,616	79,640	(13.8)%
Reimbursed payroll costs	4,495	4,990	(9.9)%
Total Lodging operating expense	73,111	84,630	(13.6)%
Lodging Reported EBITDA	$4,706	$(4,053)	216.1%

Owned hotel statistics:
ADR	$317.51	$337.16	(5.8)%
RevPAR	$140.65	$145.48	(3.3)%
Managed condominium statistics:
ADR	$522.29	$514.29	1.6%
RevPAR	$164.43	$171.81	(4.3)%
Owned hotel and managed condominium statistics (combined):
ADR	$463.26	$469.72	(1.4)%
RevPAR	$159.13	$166.37	(4.4)%
Lodging Reported EBITDA includes $0.9 million and $1.1 million of stock-based compensation expense for the three months ended January 31, 2024 and 2023, respectively.
Lodging Reported EBITDA increased $8.8 million, or 216.1%. Revenue from managed condominium rooms decreased $3.0 million, or 9.7%, primarily due to decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions, as well as a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts.
Operating expense (excluding reimbursed payroll costs) decreased 13.8%. Labor and labor-related benefits decreased 16.1%, primarily due to a reduction in labor hours associated with decreased demand, as well as lower staffing required to support a reduced inventory of managed condominium rooms. General and administrative expense decreased 15.0% compared to the prior year, primarily due to a decrease in corporate overhead costs across nearly all corporate functions. Other expense decreased 8.6%, primarily due to the receipt of property tax refunds during the three months ended January 31, 2024.

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
Six months ended January 31, 2024 compared to the six months ended January 31, 2023
Lodging segment operating results for the six months ended January 31, 2024 and 2023 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Lodging net revenue:
Owned hotel rooms	$38,760	$37,044	4.6%
Managed condominium rooms	40,311	44,195	(8.8)%
Dining	31,692	30,013	5.6%
Transportation	7,910	7,348	7.6%
Golf	6,471	5,939	9.0%
Other	26,540	24,988	6.2%
	151,684	149,527	1.4%
Payroll cost reimbursements	7,954	8,667	(8.2)%
Total Lodging net revenue	159,638	158,194	0.9%
Lodging operating expense:
Labor and labor-related benefits	70,626	76,412	(7.6)%
General and administrative	31,218	34,761	(10.2)%
Other	45,370	46,764	(3.0)%
	147,214	157,937	(6.8)%
Reimbursed payroll costs	7,954	8,667	(8.2)%
Total Lodging operating expense	155,168	166,604	(6.9)%
Lodging Reported EBITDA	$4,470	$(8,410)	153.2%

Owned hotel statistics:
ADR	$308.89	$297.69	3.8%
RevPAR	$151.64	$151.19	0.3%
Managed condominium statistics:
ADR	$403.05	$405.00	(0.5)%
RevPAR	$106.98	$112.21	(4.7)%
Owned hotel and managed condominium statistics (combined):
ADR	$365.67	$365.05	0.2%
RevPAR	$118.73	$121.74	(2.5)%
Lodging Reported EBITDA includes $1.8 million and $2.0 million of stock-based compensation expense for the six months ended January 31, 2024 and 2023, respectively.
Lodging Reported EBITDA increased $12.9 million, or 153.2%, driven by a decrease in labor and labor-related benefits primarily associated with strong cost management in the current year, as well as a decrease in general and administrative expense.
Revenue from owned hotel rooms increased $1.7 million, or 4.6%, primarily due to an increase in ADR at GTLC. Revenue from managed condominium rooms decreased $3.9 million, or 8.8%, primarily due to decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions, as well as a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts. Dining revenue increased $1.7 million, or 5.6%, and other revenue increased $1.6 million, or 6.2%, each primarily due to improved park visitation at GTLC, driven by positive weather conditions which enabled increased ancillary product sales.
Operating expense (excluding reimbursed payroll costs) decreased 6.8%. Labor and labor-related benefits decreased 7.6%, primarily due to a reduction in labor hours associated with decreased demand, as well as lower staffing required to support a reduced inventory of managed condominium rooms. General and administrative expense decreased 10.2%, primarily due to a decrease in corporate overhead costs across nearly all corporate functions. Other expense decreased 3.0%, primarily due to the receipt of property tax refunds during the three months ended January 31, 2024.
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

Three months ended January 31, 2024 compared to the three months ended January 31, 2023
Real Estate segment operating results for the three months ended January 31, 2024 and 2023 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Total Real Estate net revenue	$160	$7,699	(97.9)%
Real Estate operating expense:
Cost of sales	—	5,146	(100.0)%
Other	1,676	1,164	44.0%
Total Real Estate operating expense	1,676	6,310	(73.4)%
Gain on sale of real property	—	757	(100.0)%
Real Estate Reported EBITDA	$(1,516)	$2,146	(170.6)%

We did not close on any significant real estate transactions during the three months ended January 31, 2024. During the three months ended January 31, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the three months ended January 31, 2024 and 2023 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and corporate overhead costs.

Six months ended January 31, 2024 compared to the six months ended January 31, 2023
Real Estate segment operating results for the six months ended January 31, 2024 and 2023 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2024	2023
Total Real Estate net revenue	$4,449	$7,812	(43.0)%
Real Estate operating expense:
Cost of sales	3,607	5,146	(29.9)%
Other	3,250	2,546	27.7%
Total Real Estate operating expense	6,857	7,692	(10.9)%
Gain on sale of real property	6,285	757	730.3%
Real Estate Reported EBITDA	$3,877	$877	342.1%
During the six months ended January 31, 2024, we closed on the sale of a land parcel in Keystone, CO for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million during the six months ended January 31, 2024. During the six months ended January 31, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the six months ended January 31, 2024 and 2023 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2024	2023		2024	2023
Depreciation and amortization	$(69,399)	$(65,989)	5.2%	$(136,127)	$(130,603)	4.2%
Interest expense, net	$(40,585)	$(38,370)	5.8%	$(81,315)	$(73,672)	10.4%
Provision for income taxes	$(87,486)	$(79,032)	10.7%	$(22,326)	$(21,026)	6.2%
Effective tax rate	27.6%	26.4%	1.2 pts	32.3%	21.5%	10.8 pts

Depreciation and amortization. Depreciation and amortization expense for the six months ended January 31, 2024 increased $5.5 million compared to the same period in the prior year, primarily due to capital projects completed at our Resorts during the prior capital year.

Interest expense, net. Interest expense, net for the six months ended January 31, 2024 increased $7.6 million compared to the same period in the prior year, primarily due to an increase in variable interest rates associated with the unhedged portion of our term loan borrowings under the Vail Holdings Credit Agreement.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three and six months ended January 31, 2024 was 27.6% and 32.3%, respectively, compared to 26.4% and 21.5% for the three and six months ended January 31, 2023, respectively.

The increase in the effective tax rate for the three and six months ended January 31, 2024 compared to the three and six months ended January 31, 2023 was primarily due to an increase in net unfavorable discrete items impacting the tax provision in the current period, including a reduction in deferred tax assets of $4.8 million. The increase in the effective tax rate for the six months ended January 31, 2024 compared to the six months ended January 31, 2023 was also due to a decrease in the impact of the lapse of the statute of limitations for an uncertain tax position compared to the prior year period ($6.3 million).

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net income attributable to Vail Resorts, Inc.	$219,299	$208,679	$43,787	$71,708
Net income attributable to noncontrolling interests	10,506	11,440	2,971	4,851
Net income	229,805	220,119	46,758	76,559
Provision for income taxes	87,486	79,032	22,326	21,026
Income before provision for income taxes	317,291	299,151	69,084	97,585
Depreciation and amortization	69,399	65,989	136,127	130,603
Loss on disposal of fixed assets and other, net	758	1,780	2,801	1,786
Change in fair value of contingent consideration	3,400	1,100	6,457	1,736
Investment income and other, net	(4,863)	(7,108)	(8,547)	(9,994)
Foreign currency (gain) loss on intercompany loans	(3,040)	(2,338)	1,925	3,797
Interest expense, net	40,585	38,370	81,315	73,672
Total Reported EBITDA	$423,530	$396,944	$289,162	$299,185

Mountain Reported EBITDA	$420,340	$398,851	$280,815	$306,718
Lodging Reported EBITDA	4,706	(4,053)	4,470	(8,410)
Resort Reported EBITDA	425,046	394,798	285,285	298,308
Real Estate Reported EBITDA	(1,516)	2,146	3,877	877
Total Reported EBITDA	$423,530	$396,944	$289,162	$299,185
The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2024	2023
Long-term debt, net	$2,721,598	$2,789,827
Long-term debt due within one year	69,135	69,582
Total debt	2,790,733	2,859,409
Less: cash and cash equivalents	812,163	1,295,252
Net Debt	$1,978,570	$1,564,157

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the six months ended January 31, 2024 and 2023 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2024	2023
Net cash provided by operating activities	$571,161	$605,493
Net cash used in investing activities	$(66,079)	$(206,025)
Net cash used in financing activities	$(251,177)	$(201,377)

Six months ended January 31, 2024 compared to the six months ended January 31, 2023
We generated $571.2 million of cash from operating activities during the six months ended January 31, 2024, a decrease of $34.3 million compared to $605.5 million generated during the six months ended January 31, 2023. The decrease in operating cash flows was primarily a result of an increase in income tax payments of approximately $36.0 million for the six months ended January 31, 2024 as compared to the prior year, driven by amounts in the prior year which offset our estimated payments made during the six months ended January 31, 2023, and did not recur in the current year period, including overpayments, net operating loss carryforwards and other deductions.

Cash used in investing activities for the six months ended January 31, 2024 decreased by $139.9 million primarily due to (i) prior year short-term bank deposit investments of $86.8 million, which were invested in deposits with maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of January 31, 2023, of which $57.6 million matured in the current year and were either not reinvested or were reinvested in deposits with original maturities of three months or less; (ii) a decrease in capital expenditures of approximately $76.3 million as compared to the prior year, driven by our significant investments in lift upgrades during calendar year 2022; and (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022. This increase was partially offset by the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) originally made in July 2022 in conjunction with the acquisition of Andermatt-Sedrun, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed.

Cash used in financing activities increased by $49.8 million during the six months ended January 31, 2024 compared to the six months ended January 31, 2023, primarily due to an increase in repurchases of common stock of $50.0 million.

Significant Sources of Cash
We had $812.2 million of cash and cash equivalents as of January 31, 2024, compared to $1,295.3 million as of January 31, 2023, and the decrease was primarily due to approximately $550 million of share repurchases during the last twelve months. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $812.2 million of cash and cash equivalents at January 31, 2024, we had $409.0 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2024 (which represents the total commitment of $500.0 million less outstanding letters of credit of $91.0 million). Additionally, we had C$296.6 million ($220.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($223.2 million) less certain outstanding letters of credit of C$3.4 million ($2.6 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We expect our capital plan for calendar year 2024 will be approximately $189 million to $194 million, excluding $13 million of incremental capital investments in premium fleet and fulfillment infrastructure to support the official launch of My Epic Gear for the 2024/2025 winter season at 12 destination mountain resorts and regional ski areas across North America, $11 million of growth capital investments at Andermatt-Sedrun and $1 million of reimbursable capital. Including My Epic Gear and one-time investments, our total capital plan for calendar year 2024 is expected to be approximately $214 million to $219 million. Included in these estimated capital expenditures are approximately $117 million to $122 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of January 31, 2024, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.8 billion debt outstanding as of January 31, 2024) are not due until fiscal year 2026 and beyond. As of January 31, 2024 and 2023, total long-term debt, net (including long-term debt due within one year) was $2.8 billion and $2.9 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.6 billion as of January 31, 2023 to $2.0 billion as of January 31, 2024. The increase was primarily associated with approximately $550 million of share repurchases during the last twelve months.

As of January 31, 2024, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.7 billion of variable-rate debt outstanding as of January 31, 2024. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $7.4 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On March 7, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 11, 2024 to stockholders of record as of March 28, 2024. During the six months ended January 31, 2024, we paid cash dividends of $4.12 per share ($156.7 million). During the six months ended January 31, 2023, we paid cash dividends of $3.82 per share ($154.0 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail

Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. During the six months ended January 31, 2024, we repurchased 237,056 shares (at an average cost of $210.92) for a total cost of approximately $50.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. We did not repurchase any Vail Shares during the six months ended January 31, 2023. Since inception of this stock repurchase program through January 31, 2024, we have repurchased 8,885,358 Vail Shares at a cost of approximately $1,029.5 million. As of January 31, 2024, 1,114,642 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2024. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2024, we had approximately $0.7 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 26.6% of our total debt outstanding, at an average interest rate during the three and six months ended January 31, 2024 of approximately 6.9%. Based on variable-rate borrowings outstanding as of January 31, 2024, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $7.4 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Six Months Ended January 31,
	2024	2023
Foreign currency translation adjustments	$(21,212)	$(35,340)
Foreign currency loss on intercompany loans	$(1,925)	$(3,797)

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

Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended January 31, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1
Second Amended and Restated Bylaws of Vail Resorts, Inc., dated February 2, 2024. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on February 6, 2024) (File No. 001-09614).

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

Vail Resorts, Inc.

Date: March 11, 2024	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2024	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)