Form 10-Q
period 2024-04-30
VAIL RESORTS INC
filed 2024-06-06
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 3, 2024, 37,624,016 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2024	July 31, 2023	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$705,429	$562,975	$896,089
Restricted cash	11,458	10,118	22,544
Trade receivables, net	342,920	381,067	351,597
Inventories, net	107,815	132,548	103,606
Other current assets	63,578	121,403	108,592
Total current assets	1,231,200	1,208,111	1,482,428
Property, plant and equipment, net (Note 7)	2,288,755	2,371,557	2,370,273
Real estate held for sale or investment	86,568	90,207	90,078
Goodwill, net (Note 7)	1,676,610	1,720,344	1,694,033
Intangible assets, net	299,347	309,345	306,519
Operating right-of-use assets	186,924	192,289	199,990
Other assets	39,332	55,901	56,130
Total assets	$5,808,736	$5,947,754	$6,199,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$851,503	$978,021	$868,369
Income taxes payable	120,706	83,514	49,022
Long-term debt due within one year (Note 5)	68,470	69,160	68,970
Total current liabilities	1,040,679	1,130,695	986,361
Long-term debt, net (Note 5)	2,700,257	2,750,675	2,773,747
Operating lease liabilities	154,880	168,326	174,363
Other long-term liabilities	306,223	286,261	264,243
Deferred income taxes, net	284,665	276,137	401,240
Total liabilities	4,486,704	4,612,094	4,599,954
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,855, 46,798 and 46,797 shares issued, respectively	469	468	468
Additional paid-in capital	1,139,089	1,124,433	1,118,221
Accumulated other comprehensive loss	(64,640)	(10,358)	(42,434)
Retained earnings	1,039,023	873,710	1,080,972
Treasury stock, at cost, 9,231, 8,648 and 8,243 shares, respectively (Note 11)	(1,110,433)	(984,306)	(883,309)
Total Vail Resorts, Inc. stockholders’ equity	1,003,508	1,003,947	1,273,918
Noncontrolling interests	318,524	331,713	325,579
Total stockholders’ equity	1,322,032	1,335,660	1,599,497
Total liabilities and stockholders’ equity	$5,808,736	$5,947,754	$6,199,451
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net revenue:
Mountain and Lodging services and other	$1,098,619	$1,054,134	$2,186,506	$2,166,357
Mountain and Lodging retail and dining	184,494	184,142	428,681	445,272
Resort net revenue	1,283,113	1,238,276	2,615,187	2,611,629
Real Estate	169	155	4,618	7,967
Total net revenue	1,283,282	1,238,431	2,619,805	2,619,596
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	471,182	462,613	1,200,928	1,212,115
Mountain and Lodging retail and dining cost of products sold	64,439	63,575	161,023	174,091
General and administrative	94,214	88,860	314,953	304,275
Resort operating expense	629,835	615,048	1,676,904	1,690,481
Real Estate operating expense	1,258	1,679	8,115	9,371
Total segment operating expense	631,093	616,727	1,685,019	1,699,852
Other operating (expense) income:
Depreciation and amortization	(68,486)	(69,097)	(204,613)	(199,700)
Gain on sale of real property	—	88	6,285	845
Change in estimated fair value of contingent consideration (Note 8)	(36,500)	(45,900)	(42,957)	(47,636)
Loss on disposal of fixed assets and other, net	(571)	(6,269)	(3,372)	(8,055)
Income from operations	546,632	500,526	690,129	665,198
Mountain equity investment income, net	1,093	94	1,373	482
Investment income and other, net	5,096	7,740	13,643	17,734
Foreign currency loss on intercompany loans (Note 5)	(2,305)	(1,766)	(4,230)	(5,563)
Interest expense, net	(39,853)	(39,139)	(121,168)	(112,811)
Income before provision for income taxes	510,663	467,455	579,747	565,040
Provision for income taxes	(129,280)	(124,289)	(151,606)	(145,315)
Net income	381,383	343,166	428,141	419,725
Net income attributable to noncontrolling interests	(19,388)	(18,160)	(22,359)	(23,011)
Net income attributable to Vail Resorts, Inc.	$361,995	$325,006	$405,782	$396,714
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$9.57	$8.20	$10.69	$9.90
Diluted net income per share attributable to Vail Resorts, Inc.	$9.54	$8.18	$10.66	$9.87
Cash dividends declared per share	$2.22	$2.06	$6.34	$5.88
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income	$381,383	$343,166	$428,141	$419,725
Foreign currency translation adjustments, net of tax	(50,734)	(36,633)	(71,946)	(71,973)
Change in estimated fair value of hedging instruments, net of tax	(2,147)	(1,920)	(8,209)	3,300
Comprehensive income	328,502	304,613	347,986	351,052
Comprehensive (income) loss attributable to noncontrolling interests	(1,309)	(13,476)	3,514	(7,695)
Comprehensive income attributable to Vail Resorts, Inc.	$327,193	$291,137	$351,500	$343,357
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, January 31, 2023	$468	$1,112,519	$(8,565)	$837,573	$(479,417)	$1,462,578	$314,773	$1,777,351
Comprehensive income:
Net income	—	—	—	325,006	—	325,006	18,160	343,166
Foreign currency translation adjustments, net of tax	—	—	(31,949)	—	—	(31,949)	(4,684)	(36,633)
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,920)	—	—	(1,920)	—	(1,920)
Total comprehensive income						291,137	13,476	304,613
Stock-based compensation expense	—	5,873	—	—	—	5,873	—	5,873
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(171)	—	—	—	(171)	—	(171)
Repurchases of common stock (Note 11)	—	—	—	—	(403,892)	(403,892)	—	(403,892)
Dividends (Note 4)	—	—	—	(81,607)	—	(81,607)	—	(81,607)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(2,670)	(2,670)
Balance, April 30, 2023	$468	$1,118,221	$(42,434)	$1,080,972	$(883,309)	$1,273,918	$325,579	$1,599,497

Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665
Comprehensive income:
Net income	—	—	—	361,995	—	361,995	19,388	381,383
Foreign currency translation adjustments, net of tax	—	—	(32,655)	—	—	(32,655)	(18,079)	(50,734)
Change in estimated fair value of hedging instruments, net of tax	—	—	(2,147)	—	—	(2,147)	—	(2,147)
Total comprehensive income						327,193	1,309	328,502
Stock-based compensation expense	—	6,119	—	—	—	6,119	—	6,119
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(305)	—	—	—	(305)	—	(305)
Repurchases of common stock (Note 11)	—	—	—	—	(75,611)	(75,611)	—	(75,611)
Dividends (Note 4)	—	—	—	(83,792)	—	(83,792)	—	(83,792)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,546)	(3,546)
Balance, April 30, 2024	$469	$1,139,089	$(64,640)	$1,039,023	$(1,110,433)	$1,003,508	$318,524	$1,322,032

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2022	$467	$1,184,577	$10,923	$895,889	$(479,417)	$1,612,439	$235,045	$1,847,484
Comprehensive income:
Net income	—	—	—	396,714	—	396,714	23,011	419,725
Foreign currency translation adjustments, net of tax	—	—	(56,657)	—	—	(56,657)	(15,316)	(71,973)
Change in estimated fair value of hedging instruments, net of tax	—	—	3,300	—	—	3,300	—	3,300
Total comprehensive income						343,357	7,695	351,052
Stock-based compensation expense	—	19,062	—	—	—	19,062	—	19,062
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,352)	—	—	—	(5,351)	—	(5,351)
Repurchases of common stock (Note 11)	—	—	—	—	(403,892)	(403,892)	—	(403,892)
Dividends (Note 4)	—	—	—	(235,654)	—	(235,654)	—	(235,654)
Cumulative effect of adoption of ASU 2020-06	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Estimated acquisition date fair value of noncontrolling interests (Note 6)	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(8,685)	(8,685)
Balance, April 30, 2023	$468	$1,118,221	$(42,434)	$1,080,972	$(883,309)	$1,273,918	$325,579	$1,599,497

Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive income (loss):
Net income	—	—	—	405,782	—	405,782	22,359	428,141
Foreign currency translation adjustments, net of tax	—	—	(46,073)	—	—	(46,073)	(25,873)	(71,946)
Change in estimated fair value of hedging instruments, net of tax	—	—	(8,209)	—	—	(8,209)	—	(8,209)
Total comprehensive income (loss)						351,500	(3,514)	347,986
Stock-based compensation expense	—	20,251	—	—	—	20,251	—	20,251
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,595)	—	—	—	(5,594)	—	(5,594)
Repurchases of common stock (Note 11)	—	—	—	—	(126,127)	(126,127)	—	(126,127)
Dividends (Note 4)	—	—	—	(240,469)	—	(240,469)	—	(240,469)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(9,675)	(9,675)
Balance, April 30, 2024	$469	$1,139,089	$(64,640)	$1,039,023	$(1,110,433)	$1,003,508	$318,524	$1,322,032
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$428,141	$419,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,613	199,700
Stock-based compensation expense	20,251	19,062
Provision for income taxes	151,606	145,315
Change in estimated fair value of contingent consideration	42,957	47,636
Other non-cash income, net	(3,526)	(6,270)
Changes in assets and liabilities:
Trade receivables, net	36,904	32,665
Inventories, net	23,607	4,850
Accounts payable and accrued liabilities	1,463	(2,183)
Deferred revenue	(121,612)	(62,017)
Income taxes payable	(95,771)	(63,551)
Other assets and liabilities, net	(7,619)	(8,049)
Net cash provided by operating activities	681,014	726,883
Cash flows from investing activities:
Capital expenditures	(155,111)	(261,259)
Return of deposit for acquisition of business	—	114,506
Acquisition of business, net of cash acquired	—	(38,567)
Investments in short-term deposits	—	(86,756)
Maturity of short-term deposits	57,647	37,978
Other investing activities, net	6,577	12,838
Net cash used in investing activities	(90,887)	(221,260)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(46,875)	(46,875)
Employee taxes paid for share award exercises	(5,594)	(5,352)
Dividends paid	(240,469)	(235,654)
Repurchases of common stock	(125,000)	(400,000)
Other financing activities, net	(15,497)	(15,295)
Net cash used in financing activities	(433,435)	(703,176)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,898)	(9,921)
Net increase (decrease) in cash, cash equivalents and restricted cash	143,794	(207,474)
Cash, cash equivalents and restricted cash:
Beginning of period	573,093	1,126,107
End of period	$716,887	$918,633

Non-cash investing activities:
Accrued capital expenditures	$13,631	$20,099
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
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas, including Crans-Montana Mountain Resort, which was acquired subsequent to April 30, 2024, as discussed below.

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

Acquisition of Crans-Montana Mountain Resort
On May 2, 2024, the Company acquired Crans-Montana Mountain Resort (“Crans-Montana”) in Switzerland from CPI Property Group. The Company acquired (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii)

100% ownership of SportLife AG (increased from the previously announced ownership stake of 80%), which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. See Note 12, Subsequent Events for additional information.

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
Fair Value of Financial Instruments — The estimated fair values of the 6.25% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.25% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of April 30, 2024 are presented below (in thousands):

	April 30, 2024
	Carrying Value	Estimated Fair Value
6.25% Notes	$600,000	$600,678
0.0% Convertible Notes	$575,000	$522,600
EPR Secured Notes	$131,300	$173,636
NRP Loan	$35,623	$29,043
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Recently Issued Accounting Standards
Standards Being Evaluated
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures, primarily through incorporating enhanced segment disclosure requirements set forth by the Securities and Exchange Commission into U.S. GAAP. The enhanced disclosures will primarily require public entities to include specific disclosures regarding “significant expenses” that are regularly provided to or easily computed from information provided to the chief operating decision maker (“CODM”) and included within segment profit and loss. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (the Company’s fiscal year ending July 31, 2025), and interim periods within fiscal years beginning after December 15, 2024 (the Company’s fiscal quarter ending October 31, 2025), with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2025 and is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements.

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

3.     Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Mountain net revenue:
Lift	$745,677	$710,052	$1,394,526	$1,362,195
Ski School	161,248	145,134	295,055	277,512
Dining	109,471	101,683	209,608	206,953
Retail/Rental	123,262	135,008	292,892	335,284
Other	56,400	52,853	176,413	177,945
Total Mountain net revenue	$1,196,058	$1,144,730	$2,368,494	$2,359,889
Lodging net revenue:
Owned hotel rooms	$14,978	$15,091	$53,738	$52,135
Managed condominium rooms	35,390	38,409	75,701	82,604
Dining	14,482	15,422	46,174	45,435
Transportation	7,150	6,924	15,060	14,272
Golf	—	—	6,541	6,072
Other	10,230	12,380	36,700	37,235
	82,230	88,226	233,914	237,753
Payroll cost reimbursements	4,825	5,320	12,779	13,987
Total Lodging net revenue	$87,055	$93,546	$246,693	$251,740
Total Resort net revenue	$1,283,113	$1,238,276	$2,615,187	$2,611,629
Total Real Estate net revenue	169	155	4,618	7,967
Total net revenue	$1,283,282	$1,238,431	$2,619,805	$2,619,596

Contract Balances
Deferred revenue balances of a short-term nature were $448.8 million and $572.6 million as of April 30, 2024 and July 31, 2023, respectively. For the three and nine months ended April 30, 2024, the Company recognized approximately $233.9 million and $529.0 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2023. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $106.7 million, $109.7 million and $111.4 million as of April 30, 2024, July 31, 2023 and April 30, 2023, respectively. As of April 30, 2024, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.

Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $2.3 million, $5.1 million and $3.0 million as of April 30, 2024, July 31, 2023 and April 30, 2023, respectively. The amounts capitalized are subject to amortization commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $13.9 million and $27.8 million, respectively, for these costs during the three and nine months ended April 30, 2024, which was recorded within Mountain and Lodging operating expense on the Company’s

Consolidated Condensed Statements of Operations. The Company recorded amortization of $12.3 million and $24.6 million, respectively, for these costs during the three and nine months ended April 30, 2023.

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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco Shares”) or cash (or a combination thereof). Effective September 26, 2022, all Exchangeco Shares had been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding as of April 30, 2023 included the Exchangeco Shares, but there were no Exchangeco Shares that remained outstanding as of April 30, 2023.

Presented below is basic and diluted EPS for the three months ended April 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$361,995	$361,995	$325,006	$325,006
Weighted-average Vail Shares outstanding	37,839	37,839	39,620	39,620
Effect of dilutive securities	—	97	—	104
Total shares	37,839	37,936	39,620	39,724
Net income per share attributable to Vail Resorts	$9.57	$9.54	$8.20	$8.18
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 11,000 and 24,000 for the three months ended April 30, 2024 and 2023, respectively.

Presented below is basic and diluted EPS for the nine months ended April 30, 2024 and 2023 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$405,782	$405,782	$396,714	$396,714
Weighted-average Vail Shares outstanding	37,974	37,974	40,081	40,081
Weighted-average Exchangeco Shares outstanding	—	—	1	1
Total Weighted-average shares outstanding	37,974	37,974	40,082	40,082
Effect of dilutive securities	—	93	—	98
Total shares	37,974	38,067	40,082	40,180
Net income per share attributable to Vail Resorts	$10.69	$10.66	$9.90	$9.87
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 16,000 and 25,000 for the nine months ended April 30, 2024 and 2023 respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended April 30, 2024 and 2023, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and nine months ended April 30, 2024, the Company paid cash dividends of $2.22 and $6.34 per share, respectively ($83.8 million and $240.5 million, respectively). During the three and nine months ended April 30, 2023, the Company paid cash dividends of $2.06 and $5.88 per share, respectively ($81.6 million and $235.7 million), respectively. On June 5, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 10, 2024 to stockholders of record as of June 25, 2024.

5.    Long-Term Debt
Long-term debt, net as of April 30, 2024, July 31, 2023 and April 30, 2023 is summarized as follows (in thousands):

	Maturity	April 30, 2024	July 31, 2023	April 30, 2023
Vail Holdings Credit Agreement term loan (a)	2029	$968,750	$1,015,625	$1,031,250
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.25% Notes (b)	2025	600,000	600,000	600,000
0.0% Convertible Notes (c)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (d)	2028	—	—	11,075
EPR Secured Notes (e)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	35,429	40,399	39,437
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	367,704	363,386	361,941
Whistler Blackcomb employee housing leases	2042	28,045	29,491	28,770
Other	2024-2036	30,970	35,011	35,371
Total debt		2,772,635	2,825,649	2,849,581
Less: Unamortized premiums, discounts and debt issuance costs		3,908	5,814	6,864
Less: Current maturities (f)		68,470	69,160	68,970
Long-term debt, net		$2,700,257	$2,750,675	$2,773,747

(a)On April 24, 2024, Vail Holdings, Inc., which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The amended Vail Holdings Credit Agreement extended the maturity date for the outstanding term loan and currently undrawn revolver facility to the earlier of (i) April 24, 2029 and (ii) the date that is ninety days prior to the maturity of the Company’s 6.25% Notes due 2025, so long as such notes remain outstanding. As described below, the Company’s 6.25% Notes were repaid on May 15, 2024, and as a result, the maturity date under the amended Vail Holdings Credit Agreement is April 24, 2029. No other material terms of the Vail Holdings Credit Agreement were altered.

As of April 30, 2024, the Vail Holdings Credit Agreement consists of a $500.0 million revolving credit facility and a $968.8 million outstanding term loan. The term loan is subject to quarterly amortization of principal of approximately $15.6 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured

Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of April 30, 2024 (6.92% as of April 30, 2024). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of April 30, 2024). The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement until September 23, 2024, at an effective rate of 1.38%.

(b)On April 29, 2024, the Company provided a notice of redemption to the trustee and holders of the 6.25% Notes of its election to redeem the full amount of the $600.0 million outstanding 6.25% Notes on May 15, 2024 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. The redemption was funded with the net proceeds from the Company’s offering of $600.0 million aggregate principal amount of 6.50% senior notes due 2032, which closed on May 8, 2024, in addition to cash on hand (see Note 13, Subsequent Events, for additional information). As of April 30, 2024, the obligation for the 6.25% Notes is excluded from current maturities as the Company had the intent and ability to refinance the short-term obligation to a long-term obligation, as demonstrated by the successful closing of the 6.50% senior notes due 2032, which closed on May 8, 2024.

(c)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of April 30, 2024, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $373.92.

(d)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of April 30, 2024, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2024 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2024, interest on this note accrued at a rate of 11.90%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2024, interest on this note accrued at a rate of 11.41%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2024, interest on this note accrued at a rate of 11.41%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2024, interest on this note accrued at a rate of 12.50%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2024, interest on this note accrued at a rate of 9.19%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(f)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2024 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2024 (May 2024 through July 2024)	$16,622
2025 (1)	675,701
2026	643,492
2027	85,476
2028	67,110
Thereafter	1,284,234
Total debt	$2,772,635
(1) The 6.25% Notes were redeemed on May 15, 2024 at a price equal to 100% of their principal amount primarily utilizing net proceeds from the Company’s offering of $600.0 million aggregate principal amount of 6.50% senior notes due 2032, which closed on May 8, 2024.

The Company recorded interest expense of $39.9 million and $39.1 million for the three months ended April 30, 2024 and 2023, respectively, of which $1.6 million and $1.7 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense of $121.2 million and $112.8 million for the nine months ended April 30, 2024 and 2023, respectively, of which $4.9 million was amortization of deferred financing costs in both periods. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $2.3 million and $4.2 million of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2024, respectively, on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $1.8 million and $5.6 million of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and nine months ended April 30, 2023, respectively, on the Company’s Consolidated Condensed Statements of Operations.

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

7.    Supplementary Balance Sheet Information
The composition of property, plant and equipment follows (in thousands):

	April 30, 2024	July 31, 2023	April 30, 2023
Land and land improvements	$797,472	$796,730	$791,854
Buildings and building improvements	1,643,890	1,643,517	1,636,957
Machinery and equipment	1,907,830	1,792,378	1,784,197
Furniture and fixtures	319,342	298,725	334,173
Software	165,189	152,033	153,651
Vehicles	92,282	87,298	87,110
Construction in progress	78,509	134,113	105,729
Gross property, plant and equipment	5,004,514	4,904,794	4,893,671
Accumulated depreciation	(2,715,759)	(2,533,237)	(2,523,398)
Property, plant and equipment, net	$2,288,755	$2,371,557	$2,370,273

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2024	July 31, 2023	April 30, 2023
Trade payables	$103,451	$148,521	$114,164
Deferred revenue	448,760	572,602	448,321
Accrued salaries, wages and deferred compensation	52,604	38,908	50,931
Accrued benefits	64,801	60,466	54,631
Deposits	44,973	37,798	40,326
Operating lease liabilities	39,207	36,904	37,046
Other liabilities	97,707	82,822	122,950
Total accounts payable and accrued liabilities	$851,503	$978,021	$868,369

The changes in the net carrying amount of goodwill by segment for the nine months ended April 30, 2024 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2023	$1,675,338	$45,006	$1,720,344
Effects of changes in foreign currency exchange rates	(43,734)	—	(43,734)
Balance at April 30, 2024	$1,631,604	$45,006	$1,676,610

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

	Estimated Fair Value Measurement as of April 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$114,570	$114,570	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$136,533	$—	$136,533	$—
Interest Rate Swaps	$6,268	$—	$6,268	$—
Liabilities:
Contingent Consideration	$99,200	$—	$—	$99,200

	Estimated Fair Value Measurement as of July 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$170,872	$170,872	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$144,365	$—	$144,365	$—
Interest Rate Swaps	$17,229	$—	$17,229	$—
Liabilities:
Contingent Consideration	$73,300	$—	$—	$73,300

	Estimated Fair Value Measurement as of April 30, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$519,010	$519,010	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$107,590	$—	$107,590	$—
Interest Rate Swaps	$16,707	$—	$16,707	$—
Liabilities:
Contingent Consideration	$71,100	$—	$—	$71,100

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The estimated fair value of the interest rate swaps are included within other current assets on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2024 and included within other assets as of July 31, 2023 and April 30, 2023.

The changes in Contingent Consideration during the nine months ended April 30, 2024 and 2023 were as follows (in thousands):

Balance as of July 31, 2023 and 2022, respectively	$73,300	$42,400
Payments	(17,057)	(18,936)
Change in estimated fair value	42,957	47,636
Balance as of April 30, 2024 and 2023, respectively	$99,200	$71,100
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

The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. During the nine months ended April 30, 2024, the Company made a payment to the landlord for Contingent Consideration of approximately $17.1 million.
During the nine months ended April 30, 2024, the Company observed a continued trend of improved performance relative to expectations, which were based on an average of historical results that the Company calculated in the prior year. Accordingly, the Company performed a reassessment of its long-term EBITDA assumptions used to estimate the fair value of the liability by updating the average of historical results used to estimate future year EBITDA performance, to include forecasted results for the year ending July 31, 2024. As a result, the Company recorded an increase in the liability of approximately $43.0 million which was primarily related to an increase in expected long-term EBITDA performance for Park City as well as the expected payment to be made in October 2024 for the resort’s performance for the year ending July 31, 2024. Future period EBITDA performance for Park City may differ significantly from these estimates, which could have a material impact on the estimated fair value of the Contingent Consideration liability.
The estimated fair value of the Contingent Consideration is approximately $99.2 million, which is reflected in accounts payable and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of April 30, 2024. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $14.6 million to $20.1 million.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of April 30, 2024, the Company had various letters of credit outstanding totaling $94.6 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $34.8 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles. The Company also had surety bonds of $9.5 million as of April 30, 2024, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2024, July 31, 2023 and April 30, 2023, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net revenue:
Mountain	$1,196,058	$1,144,730	$2,368,494	$2,359,889
Lodging	87,055	93,546	246,693	251,740
Total Resort net revenue	1,283,113	1,238,276	2,615,187	2,611,629
Real Estate	169	155	4,618	7,967
Total net revenue	$1,283,282	$1,238,431	$2,619,805	$2,619,596
Segment operating expense:
Mountain	$558,564	$537,898	$1,450,465	$1,446,727
Lodging	71,271	77,150	226,439	243,754
Total Resort operating expense	629,835	615,048	1,676,904	1,690,481
Real Estate	1,258	1,679	8,115	9,371
Total segment operating expense	$631,093	$616,727	$1,685,019	$1,699,852
Gain on sale of real property	$—	$88	$6,285	$845
Mountain equity investment income, net	$1,093	$94	$1,373	$482
Reported EBITDA:
Mountain	$638,587	$606,926	$919,402	$913,644
Lodging	15,784	16,396	20,254	7,986
Resort	654,371	623,322	939,656	921,630
Real Estate	(1,089)	(1,436)	2,788	(559)
Total Reported EBITDA	$653,282	$621,886	$942,444	$921,071
Real estate held for sale or investment	$86,568	$90,078	$86,568	$90,078
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$361,995	$325,006	$405,782	$396,714
Net income attributable to noncontrolling interests	19,388	18,160	22,359	23,011
Net income	381,383	343,166	428,141	419,725
Provision for income taxes	129,280	124,289	151,606	145,315
Income before provision for income taxes	510,663	467,455	579,747	565,040
Depreciation and amortization	68,486	69,097	204,613	199,700
Change in estimated fair value of contingent consideration	36,500	45,900	42,957	47,636
Loss on disposal of fixed assets and other, net	571	6,269	3,372	8,055
Investment income and other, net	(5,096)	(7,740)	(13,643)	(17,734)
Foreign currency loss on intercompany loans	2,305	1,766	4,230	5,563
Interest expense, net	39,853	39,139	121,168	112,811
Total Reported EBITDA	$653,282	$621,886	$942,444	$921,071

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. During the three and nine months ended April 30, 2024, the Company repurchased 345,732 and 582,788 Vail Shares, respectively (at a total cost of approximately $75.0 million and $125.0 million, respectively, excluding excise tax). The Company repurchased 1,777,730 Vail Shares during the three and nine months ended April 30, 2023 (at a total cost of $400.0 million, excluding excise tax). Since inception of its share repurchase program through April 30, 2024, the Company has repurchased 9,231,090 Vail Shares for approximately $1,104.5 million. As of April 30, 2024, 768,910 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

12.     Subsequent Events
On May 2, 2024, the Company, through a wholly-owned subsidiary, acquired Crans-Montana from CPI Property Group for a cash purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items. The Company acquired (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG (increased from the previously announced ownership stake of 80%), which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. Initial accounting for the acquisition is not yet complete, including the determination of the acquisition-date fair value of assets acquired and liabilities assumed, as the Company is currently in the process of completing the assessment of valuation inputs and assumptions.

On May 8, 2024, the Company completed its offering of $600 million aggregate principal amount of 6.50% senior notes due 2032 at par (the “Notes”), with the net proceeds used to fund the redemption of all $600 million of its outstanding 6.25% Notes due 2025 at par. The Notes are unsecured senior obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.
The Company will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2024. The Notes will mature on May 15, 2032. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2027 at the redemption prices specified in a 2024 Indenture dated as of May 8, 2024 (the “2024 Indenture”) plus accrued and unpaid interest. Prior to May 15, 2027, the Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2024 Indenture. In addition, prior to May 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.50% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2024 Indenture).
The 2024 Indenture requires that, upon the occurrence of a Change of Control Repurchase Event (as defined in the 2024 Indenture), the Company shall offer to purchase all of the outstanding Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the Notes, plus accrued and unpaid interest. If the Company or certain of its subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such assets sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.
The 2024 Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 2024 Indenture). The 2024 Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 2024 Indenture. The 2024 Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 2024 Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the Notes issued pursuant to the 2024 Indenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2024 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2024 and 2023 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 28, 2023.

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

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas (collectively, “Resorts”), including Crans-Montana Mountain Resort, which was acquired subsequent to April 30, 2024 (see below for additional information):
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 62% of Mountain segment net revenue for both the three months ended April 30, 2024 and 2023, and approximately 59% and 58% of Mountain revenue for the nine months ended April 30, 2024 and 2023, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For both the 2023/2024 and 2022/2023 North American ski seasons, Destination guests comprised approximately 57% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43% of our North American destination mountain resort skier visits (excluding complimentary access). Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

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

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the nine months ended April 30, 2024 and 2023, approximately 66% and 61%, respectively, of our total lift revenue recognized was derived from pass revenue.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such operations represented approximately 96% and 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended April 30, 2024 and 2023, respectively, and 79% and 81% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the nine months ended April 30, 2024 and 2023, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.

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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our results throughout the 2023/2024 North American ski season highlight both the stability provided by our season pass program and the investments we have made in our resorts and employees. The winter season included significant weather-related challenges, with approximately 28% lower snowfall for the full winter season across our western North American resorts compared to the same period in the prior year and limited natural snow and variable temperatures at our Eastern U.S. resorts (comprising the Midwest, Mid-Atlantic and Northeast). For the 2023/2024 North American and European ski season, total skier visits declined 7.7% as compared to the prior year period, which we believe was driven by a combination of unfavorable conditions and broader industry normalization post-COVID following record visitation in the U.S. during the 2022/2023 ski season. Skier visitation from non-pass product lift ticket guests was particularly impacted, declining 17% compared to the prior year period. Despite the decline in visitation, ancillary spending was strong across our ski school, dining, and rental businesses at our resorts. Resort net revenue for the second and third quarter combined period increased 1% and Resort Reported EBITDA increased 6% over the prior year, supported by our advance commitment strategy, strong growth in ancillary spending per visit, and continued cost discipline.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2024, we began our season pass sales program for the 2024/2025 North American ski season. Pass product sales through May 28, 2024 for the upcoming 2024/2025 North American ski season decreased approximately 5% in units and increased approximately 1% in sales dollars as compared to the period in the prior year through May 30, 2023. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.73 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2024 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2024/2025 North American ski season.

•The economies in the countries in which we operate and from which we attract our guests may be impacted by economic challenges associated with rising inflation, prolonged elevated interest rates, geopolitical conflicts and financial institution disruptions and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns and other negative impacts to consumer discretionary spending may have a pronounced impact on visitation to our Resorts. We cannot predict the extent to which we may be impacted by such potential economic challenges, whether in North America or globally.

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

•As of April 30, 2024, we had $705.4 million of cash and cash equivalents, as well as $409.4 million available under the revolver component of our Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $90.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2024, we had C$296.6 million ($215.5 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($217.9 million) less letters of credit outstanding of C$3.4 million ($2.4 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations. Additionally, on May 8, 2024, we completed an offering of $600.0 million in aggregate principal amount of 6.50% senior notes due 2032 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and used the net proceeds, along with cash on hand, to fund the redemption of our $600 million 6.25% Notes due 2025 at a redemption price equal to 100% of their principal amount and all related fees, expenses and accrued but unpaid interest on May 15, 2024. The 6.50% senior notes due 2032 are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries.

•On May 2, 2024, we acquired Crans-Montana Mountain Resort (“Crans-Montana”) in Switzerland from CPI Property Group for a cash purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items. We acquired (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG (increased from the previously announced ownership stake of 80%), which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. We plan to include unlimited and unrestricted access to Crans-Montana on the Epic Pass for the 2024/2025 ski season, as well as provide access on other pass products. We cannot predict the ultimate impact the acquisition of Crans-Montana will have on our future results of operations.

RESULTS OF OPERATIONS

Summary
Below is a summary of operating results for the three and nine months ended April 30, 2024, compared to the three and nine months ended April 30, 2023 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income attributable to Vail Resorts, Inc.	$361,995	$325,006	$405,782	$396,714
Income before provision for income taxes	$510,663	$467,455	$579,747	$565,040
Mountain Reported EBITDA	$638,587	$606,926	$919,402	$913,644
Lodging Reported EBITDA	15,784	16,396	20,254	7,986
Resort Reported EBITDA	$654,371	$623,322	$939,656	$921,630
Real Estate Reported EBITDA	$(1,089)	$(1,436)	$2,788	$(559)

Mountain Segment
Three months ended April 30, 2024 compared to the three months ended April 30, 2023
Mountain segment operating results for the three months ended April 30, 2024 and 2023 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Mountain net revenue:
Lift	$745,677	$710,052	5.0%
Ski school	161,248	145,134	11.1%
Dining	109,471	101,683	7.7%
Retail/rental	123,262	135,008	(8.7)%
Other	56,400	52,853	6.7%
Total Mountain net revenue	1,196,058	1,144,730	4.5%
Mountain operating expense:
Labor and labor-related benefits	246,563	242,275	1.8%
Retail cost of sales	36,668	36,551	0.3%
Resort related fees	55,945	53,454	4.7%
General and administrative	79,969	73,791	8.4%
Other	139,419	131,827	5.8%
Total Mountain operating expense	558,564	537,898	3.8%
Mountain equity investment income, net	1,093	94	1,062.8%
Mountain Reported EBITDA	$638,587	$606,926	5.2%

Total skier visits	8,943	9,242	(3.2)%
ETP	$83.38	$76.83	8.5%
Mountain Reported EBITDA includes $5.4 million and $4.9 million of stock-based compensation expense for the three months ended April 30, 2024 and 2023, respectively.

Mountain Reported EBITDA increased $31.7 million, or 5.2%. The increase was primarily attributable to an increase in North American pass revenue, driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, as well as the timing of recognition of pass revenue, which resulted in an approximately $14 million increase for the three months ended April 30, 2024 due to delayed opening for a number of our Resorts in the current year, which shifted the recognition of pass revenue into the third fiscal quarter as compared to the prior year (and which offsets against the decrease recognized in the three months ended January 31, 2024). Additionally, the increase was driven by strong growth in spending per visit in our ski school and dining ancillary lines of business compared to the prior year. These increases were partially offset by the impact of challenging conditions at our North American resorts for a large portion of the season, which led to a decline in both Local and Destination skier visitation and resulted in decreases for non-pass revenue and retail/rental revenue, as well as broader industry normalization post-COVID following record visitation in the U.S. during the 2022/2023 ski season, and increases in general and administrative expenses and other variable expenses associated with increased revenues. Mountain segment results also include $1.3 million and $0.1 million of acquisition and integration related expenses for the three months ended April 30, 2024 and 2023, respectively.

Lift revenue increased $35.6 million, or 5.0%, primarily due to an increase in pass revenue of 13.7%, which was primarily driven by an increase in pass product sales for the 2023/2024 North American ski season. This increase was partially offset by a decrease in non-pass revenue of 5.7%, driven by a decrease in skier visitation across all regions, which was impacted by challenging conditions at our North American resorts for a large portion of the season, as non-pass visitation was slow to improve and did not return to normal historical guest behavior in March and April once conditions did improve, particularly at Whistler Blackcomb, and broader industry normalization post-COVID following record visitation in the U.S. during the 2022/2023 ski season, partially offset by an increase in non-pass ETP of 9.9%.

Ski school revenue increased $16.1 million, or 11.1% and dining revenue increased $7.8 million, or 7.7%, which each benefited from an increase in guest spending per visit across our North American resorts, as well as initiatives to increase guest capture of ancillary spending. Retail/rental revenue decreased $11.7 million, or 8.7%, for which retail sales decreased $6.6 million, or 10.0%, and rental sales decreased $5.1 million, or 7.5%. The decrease in both retail and rental revenue was primarily driven by our exit of certain leased store operations which we operated in the prior year, which resulted in a reduction in revenue of approximately $7.8 million, as well as a decrease in skier visitation which impacted sales at our on-mountain retail outlets and the impact of broader industry-wide customer spending trends which negatively impacted retail capture.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $3.5 million, or 6.7%, primarily driven by other mountain activities revenue as a result of an increase in guest spending per visit across our North American resorts.

Operating expense increased $20.7 million, or 3.8%, which was primarily attributable to an increase in general and administrative expenses and increased variable expenses associated with increased revenue. Operating expense includes $1.3 million and $0.1 million of acquisition and integration related expenses for the three months ended April 30, 2024 and 2023, respectively.

Labor and labor-related benefits increased 1.8%, primarily due to normal wage adjustments for our employees in North America, partially offset by strong labor management which benefited from our investments in workforce management. Resort related fees increased 4.7%, primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 8.4%, primarily due to an increase in allocated corporate overhead costs across nearly all corporate functions, driven by an increase in labor expenses in North America associated with normal wage adjustments and the impact of updated allocations of general and administrative expenses between segments which offsets primarily with decreases in the Lodging segment. Other expense increased 5.8%, primarily due to increases in utilities ($2.3 million), acquisition and integration related expenses ($1.2 million), professional services ($1.4 million), and increased variable operating expenses associated with increased revenues, including supplies ($1.2 million) and dining cost of sales ($0.8 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023
Mountain segment operating results for the nine months ended April 30, 2024 and 2023 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Mountain net revenue:
Lift	$1,394,526	$1,362,195	2.4%
Ski school	295,055	277,512	6.3%
Dining	209,608	206,953	1.3%
Retail/rental	292,892	335,284	(12.6)%
Other	176,413	177,945	(0.9)%
Total Mountain net revenue	2,368,494	2,359,889	0.4%
Mountain operating expense:
Labor and labor-related benefits	611,253	627,857	(2.6)%
Retail cost of sales	95,666	105,489	(9.3)%
Resort related fees	104,208	100,635	3.6%
General and administrative	269,490	254,445	5.9%
Other	369,848	358,301	3.2%
Total Mountain operating expense	1,450,465	1,446,727	0.3%
Mountain equity investment income, net	1,373	482	184.9%
Mountain Reported EBITDA	$919,402	$913,644	0.6%

Total skier visits	16,865	18,543	(9.0)%
ETP	$82.69	$73.46	12.6%
Mountain Reported EBITDA includes $17.5 million and $16.0 million of stock-based compensation expense for the nine months ended April 30, 2024 and 2023, respectively.

Mountain Reported EBITDA increased $5.8 million, or 0.6%. The increase was primarily driven by an increase in pass revenue, driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, as well as strong growth in spending per visit in our ski school and dining businesses compared to the prior year. These increases were partially offset by: (i) challenging conditions at our North American resorts for a large portion of the 2023/2024 ski season compared to the prior year, as well as broader industry normalization post-COVID following record visitation in the U.S. during the 2022/2023 ski season, which led to a decline in both Local and Destination skier visitation and resulted in decreases for non-pass revenue and retail/rental revenue, partially offset by a decrease in labor and labor-related benefits due to disciplined cost management in response to decreased skier visits, and other decreased variable expenses; (ii) our Australian operations, which experienced weather-related challenges that impacted terrain during the 2023 Australian ski season, compared to record visitation and favorable snow conditions in the prior year season; and (iii) a decrease in summer revenue at our North American Resorts, primarily as a result of decreased summer visitation from lower demand for summer mountain travel and weather related challenges compared to the prior year. Mountain Reported EBITDA also decreased as a result of an increase in general and administrative expenses (which includes the incremental impact of our prior year investments in employee wages), an increase in repairs and maintenance expense and the impact of inflation. Mountain segment results also include $5.3 million and $3.0 million of acquisition and integration related expenses for the nine months ended April 30, 2024 and 2023, respectively.

Lift revenue increased $32.3 million, or 2.4%, primarily due to an increase in pass revenue of 10.9%, which was primarily driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, partially offset by a decrease in non-pass revenue of 10.8%, primarily driven by challenging conditions at our North American resorts for a large portion of the season compared to the prior year, as well as broader industry normalization post-COVID following record visitation in the U.S. during the 2022/2023 ski season, and a decrease in non-pass revenue at our Australian resorts as a result of decreased visitation from weather-related disruptions and unfavorable snow conditions during the 2023 Australian ski season, compared to record visitation and favorable snow conditions in the prior year season.

Ski school revenue increased $17.5 million, or 6.3% and dining revenue increased $2.7 million, or 1.3%, both as a result of an increase in guest spending per visit at our North American resorts, partially offset by a decrease at our Australian resorts as a result of a decrease in skier visitation from weather-related disruptions and unfavorable snow conditions during the 2023 Australian ski season, compared to record visitation and favorable snow conditions in the prior year season. Retail/rental revenue decreased $42.4 million, or 12.6%, for which retail sales decreased $27.6 million, or 14.4%, and rental sales decreased $14.8 million, or 10.3%. The decrease in both retail and rental revenue was primarily driven by a decrease in skier visitation which impacted sales at our on-mountain retail outlets in North America, as well as our exit of certain leased store operations which we operated in the prior year, which resulted in a revenue reduction of approximately $18.2 million.

Other revenue mainly consists of summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue decreased $1.5 million, or 0.9%, primarily driven by our Australian operations, which experienced weather-related challenges that impacted terrain in the current year, compared to record visitation and favorable snow conditions in the prior year.

Operating expense increased $3.7 million, or 0.3%, which was primarily attributable to an increase in general and administrative expenses and repairs and maintenance expense, partially offset by reduced labor hours at our North American Resorts in the current year as a result of challenging weather conditions that existed for a large portion of the season, which impacted our ability to operate at full capacity, as well as disciplined cost management. Additionally, operating expense includes $5.3 million and $3.0 million of acquisition and integration related expenses for the nine months ended April 30, 2024 and 2023, respectively.

Labor and labor-related benefits decreased 2.6%, primarily attributable to reduced labor hours at our North American Resorts in the current year as a result of challenging weather conditions that existed for a large portion of the season, which impacted our ability to operate at full capacity, as well as disciplined cost management. Retail cost of sales decreased 9.3%, compared to a decrease in retail sales of 14.4%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 3.6% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 5.9%, primarily due to an increase in allocated corporate overhead costs across nearly all corporate functions (which includes the incremental impact of our prior year investments in employee wages, which went into effect in October 2022, and the impact of updated allocations of general and administrative expenses between segments which offsets primarily with decreases in the Lodging segment). Other expense increased 3.2%, primarily due to increased repairs and maintenance expense ($4.2 million), property taxes ($3.5 million), professional services expense ($2.7 million), utilities expense ($2.3 million) and acquisition and integration related expenses ($2.3 million), including the impact of inflation, partially offset by decreased variable expenses associated with decreased revenues, including dining cost of sales ($3.0 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended April 30, 2024 compared to the three months ended April 30, 2023
Lodging segment operating results for the three months ended April 30, 2024 and 2023 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Lodging net revenue:
Owned hotel rooms	$14,978	$15,091	(0.7)%
Managed condominium rooms	35,390	38,409	(7.9)%
Dining	14,482	15,422	(6.1)%
Transportation	7,150	6,924	3.3%
Other	10,230	12,380	(17.4)%
	82,230	88,226	(6.8)%
Payroll cost reimbursements	4,825	5,320	(9.3)%
Total Lodging net revenue	87,055	93,546	(6.9)%
Lodging operating expense:
Labor and labor-related benefits	31,852	35,482	(10.2)%
General and administrative	14,245	15,069	(5.5)%
Other	20,349	21,279	(4.4)%
	66,446	71,830	(7.5)%
Reimbursed payroll costs	4,825	5,320	(9.3)%
Total Lodging operating expense	71,271	77,150	(7.6)%
Lodging Reported EBITDA	$15,784	$16,396	(3.7)%

Owned hotel statistics:
ADR	$341.00	$357.18	(4.5)%
RevPAR	$166.25	$170.35	(2.4)%
Managed condominium statistics:
ADR	$521.58	$514.61	1.4%
RevPAR	$215.53	$218.79	(1.5)%
Owned hotel and managed condominium statistics (combined):
ADR	$475.96	$478.35	(0.5)%
RevPAR	$204.56	$208.59	(1.9)%
Lodging Reported EBITDA includes $0.7 million and $0.9 million of stock-based compensation expense for the three months ended April 30, 2024 and 2023, respectively.
Lodging Reported EBITDA decreased $0.6 million, or 3.7%. Revenue from managed condominium rooms decreased $3.0 million, or 7.9%, primarily due to a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts, as well as decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions at our North American resorts for a large portion of the season compared to the prior year. Other revenue decreased $2.2 million or 17.4%, primarily due to decreases in ancillary and other revenues.
Operating expense (excluding reimbursed payroll costs) decreased 7.5%. Labor and labor-related benefits decreased 10.2%, primarily due to lower staffing required to support a reduced inventory of managed condominium rooms and a reduction in labor hours as a result of decreased demand.
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

Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023
Lodging segment operating results for the nine months ended April 30, 2024 and 2023 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Lodging net revenue:
Owned hotel rooms	$53,738	$52,135	3.1%
Managed condominium rooms	75,701	82,604	(8.4)%
Dining	46,174	45,435	1.6%
Transportation	15,060	14,272	5.5%
Golf	6,541	6,072	7.7%
Other	36,700	37,235	(1.4)%
	233,914	237,753	(1.6)%
Payroll cost reimbursements	12,779	13,987	(8.6)%
Total Lodging net revenue	246,693	251,740	(2.0)%
Lodging operating expense:
Labor and labor-related benefits	102,478	111,894	(8.4)%
General and administrative	45,463	49,830	(8.8)%
Other	65,719	68,043	(3.4)%
	213,660	229,767	(7.0)%
Reimbursed payroll costs	12,779	13,987	(8.6)%
Total Lodging operating expense	226,439	243,754	(7.1)%
Lodging Reported EBITDA	$20,254	$7,986	153.6%

Owned hotel statistics:
ADR	$317.87	$313.59	1.4%
RevPAR	$155.75	$156.55	(0.5)%
Managed condominium statistics:
ADR	$454.12	$450.98	0.7%
RevPAR	$142.49	$146.33	(2.6)%
Owned hotel and managed condominium statistics (combined):
ADR	$407.48	$407.07	0.1%
RevPAR	$145.82	$148.72	(1.9)%
Lodging Reported EBITDA includes $2.5 million and $3.0 million of stock-based compensation expense for the nine months ended April 30, 2024 and 2023, respectively.
Lodging Reported EBITDA increased $12.3 million, or 153.6%, driven by a decrease in labor and labor-related benefits primarily associated with strong cost management and lower staffing required to support a reduced inventory of managed condominium rooms, as well as a decrease in general and administrative expense.
Revenue from owned hotel rooms increased $1.6 million, or 3.1%, primarily due to an increase in revenue at GTLC as a result of higher ADR. Revenue from managed condominium rooms decreased $6.9 million, or 8.4%, primarily due to a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts, as well as decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions at our North American resorts for a large portion of the season compared to the prior year.
Operating expense (excluding reimbursed payroll costs) decreased 7.0%. Labor and labor-related benefits decreased 8.4%, primarily due to lower staffing required to support a reduced inventory of managed condominium rooms and a reduction in labor hours as a result of decreased demand. General and administrative expense decreased 8.8%, primarily due to a decrease in allocated corporate overhead costs across nearly all corporate functions, including the impact of updated allocations of general and administrative expenses between segments which offsets primarily with increases in the Mountain segment. Other expense decreased 3.4%, primarily due to the receipt of property tax refunds during the three months ended January 31, 2024, as well as decreases in variable expenses associated with the decrease in revenue at our managed condominium properties.
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

Three months ended April 30, 2024 compared to the three months ended April 30, 2023
Real Estate segment operating results for the three months ended April 30, 2024 and 2023 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Total Real Estate net revenue	$169	$155	9.0%
Total Real Estate operating expense	1,258	1,679	(25.1)%
Gain on sale of real property	—	88	(100.0)%
Real Estate Reported EBITDA	$(1,089)	$(1,436)	24.2%

We did not close on any significant real estate transactions during the three months ended April 30, 2024 and 2023.

Other operating expense for both the three months ended April 30, 2024 and 2023 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and corporate overhead costs.
Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023
Real Estate segment operating results for the nine months ended April 30, 2024 and 2023 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2024	2023
Total Real Estate net revenue	$4,618	$7,967	(42.0)%
Real Estate operating expense:
Cost of sales	3,607	5,146	(29.9)%
Other	4,508	4,225	6.7%
Total Real Estate operating expense	8,115	9,371	(13.4)%
Gain on sale of real property	6,285	845	643.8%
Real Estate Reported EBITDA	$2,788	$(559)	598.7%
During the nine months ended April 30, 2024, we closed on the sale of a land parcel in Keystone, CO for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million during the nine months ended April 30, 2024. During the nine months ended April 30, 2023, we closed on the sale of a land parcel in Keystone for $7.5 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $5.1 million.

Other operating expense for both the nine months ended April 30, 2024 and 2023 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2024	2023		2024	2023
Change in estimated fair value of contingent consideration	$(36,500)	$(45,900)	(20.5)%	$(42,957)	$(47,636)	(9.8)%
Loss on disposal of fixed assets and other, net	$(571)	$(6,269)	(90.9)%	$(3,372)	$(8,055)	(58.1)%
Interest expense, net	$(39,853)	$(39,139)	1.8%	$(121,168)	$(112,811)	7.4%
Provision for income taxes	$(129,280)	$(124,289)	4.0%	$(151,606)	$(145,315)	4.3%
Effective tax rate	25.3%	26.6%	(1.3) pts	26.2%	25.7%	0.5 pts

Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for the three months ended April 30, 2024 decreased $9.4 million compared to the same period in the prior year, primarily related to a larger increase in the expected long-term EBITDA performance for Park City in the prior year.

Loss on disposal of fixed assets and other, net. Loss on disposal of fixed assets and other, net for the three months ended April 30, 2023 included a loss of $5.9 million related to the classification of five retail and rental stores in Telluride, Colorado as held-for-sale as of April 30, 2023, which were subsequently sold on May 1, 2023.

Interest expense, net. Interest expense, net for the nine months ended April 30, 2024 increased $8.4 million compared to the same period in the prior year, primarily due to an increase in variable interest rates associated with the unhedged portion of our term loan borrowings under the Vail Holdings Credit Agreement.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three and nine months ended April 30, 2024 was 25.3% and 26.2%, respectively, compared to 26.6% and 25.7% for the three and nine months ended April 30, 2023, respectively.

The decrease in the effective tax rate for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily due to a reduction in income in higher tax rate jurisdictions, a decrease in certain state tax rates, and a decrease in net unfavorable discrete items impacting the tax provision in the current period, including a reduction in excess tax benefits from employee share awards ($0.7 million) and a decrease in the impact of interest relating to the lapse of the statute of limitations for an uncertain tax position ($0.5 million).

The increase in the effective tax rate for the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023 was primarily due to an increase in net unfavorable discrete items impacting the tax provision in the current period, including a decrease in the impact of the lapse of the statute of limitations for an uncertain tax position ($5.8 million) and a reduction in deferred tax assets ($4.8 million).

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2024 and 2023 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net income attributable to Vail Resorts, Inc.	$361,995	$325,006	$405,782	$396,714
Net income attributable to noncontrolling interests	19,388	18,160	22,359	23,011
Net income	381,383	343,166	428,141	419,725
Provision for income taxes	129,280	124,289	151,606	145,315
Income before provision for income taxes	510,663	467,455	579,747	565,040
Depreciation and amortization	68,486	69,097	204,613	199,700
Loss on disposal of fixed assets and other, net	571	6,269	3,372	8,055
Change in fair value of contingent consideration	36,500	45,900	42,957	47,636
Investment income and other, net	(5,096)	(7,740)	(13,643)	(17,734)
Foreign currency loss on intercompany loans	2,305	1,766	4,230	5,563
Interest expense, net	39,853	39,139	121,168	112,811
Total Reported EBITDA	$653,282	$621,886	$942,444	$921,071

Mountain Reported EBITDA	$638,587	$606,926	$919,402	$913,644
Lodging Reported EBITDA	15,784	16,396	20,254	7,986
Resort Reported EBITDA	654,371	623,322	939,656	921,630
Real Estate Reported EBITDA	(1,089)	(1,436)	2,788	(559)
Total Reported EBITDA	$653,282	$621,886	$942,444	$921,071
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2024	2023
Long-term debt, net	$2,700,257	$2,773,747
Long-term debt due within one year	68,470	68,970
Total debt	2,768,727	2,842,717
Less: cash and cash equivalents	705,429	896,089
Net Debt	$2,063,298	$1,946,628

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the nine months ended April 30, 2024 and 2023 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$681,014	$726,883
Net cash used in investing activities	$(90,887)	$(221,260)
Net cash used in financing activities	$(433,435)	$(703,176)

Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023
We generated $681.0 million of cash from operating activities during the nine months ended April 30, 2024, a decrease of $45.9 million compared to $726.9 million generated during the nine months ended April 30, 2023. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $32.2 million for the nine months ended April 30, 2024 as compared to the prior year, driven by overpayments, net operating loss carryforwards and other deductions in the prior year which offset our estimated payments made during the nine months ended April 30, 2023, and did not recur in the current year period, and (ii) an increase in cash interest payments.

Cash used in investing activities for the nine months ended April 30, 2024 decreased by $130.4 million primarily due to (i) prior year short-term bank deposit investments of $86.8 million, which were invested in deposits with maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of April 30, 2023, of which $57.6 million and $38.0 million matured during the nine months ended April 30, 2024 and 2023, respectively, and were either not reinvested or were reinvested in deposits with original maturities of three months or less; (ii) a decrease in capital expenditures of approximately $106.1 million as compared to the prior year, driven by our significant investments in lift upgrades during calendar year 2022; and (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022. This increase was partially offset by the return of a cash deposit of approximately $114.5 million (CHF 110.0 million) originally made in July 2022 in conjunction with the acquisition of Andermatt-Sedrun, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is consolidated in our consolidated condensed financial statements subsequent to the acquisition being completed.

Cash used in financing activities decreased by $269.7 million during the nine months ended April 30, 2024 compared to the nine months ended April 30, 2023, primarily due to a decrease in repurchases of common stock of $275.0 million.

Significant Sources of Cash
We had $705.4 million of cash and cash equivalents as of April 30, 2024, compared to $896.1 million as of April 30, 2023. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $705.4 million of cash and cash equivalents at April 30, 2024, we had $409.4 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2024 (which represents the total commitment of $500.0 million less outstanding letters of credit of $90.6 million). Additionally, we had C$296.6 million ($215.5 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($217.9 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We currently anticipate that we will spend approximately $189 million to $194 million on resort capital expenditures during calendar year 2024, excluding $13 million of incremental capital investments in premium fleet and fulfillment infrastructure to support the official launch of My Epic Gear for the 2024/2025 winter season at 12 destination mountain resorts and regional ski areas across North America, $11 million of growth capital investments at Andermatt-Sedrun, $1 million of reimbursable capital, and investments at Crans-Montana, which we expect will include $3 million of maintenance capital expenditures and $2 million associated with integration activities at Crans-Montana. Including My Epic Gear premium fleet, fulfillment infrastructure capital, one-time investments, and investments at Crans-Montana, our total capital plan for calendar year 2024 is expected to be approximately $219 million to $224 million. Included in these estimated capital expenditures are approximately $117 million to $122 million of maintenance capital expenditures (excluding Crans-Montana), which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Acquisition of Crans-Montana
On May 2, 2024, we acquired Crans-Montana for a purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items, which was funded with cash on hand.

Debt
As of April 30, 2024, principal payments on the majority of our long-term debt ($2.1 billion of the total $2.8 billion debt outstanding as of April 30, 2024) are not due until fiscal year 2026 and beyond. As of both April 30, 2024 and 2023, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $1.9 billion as of April 30, 2023 to $2.1 billion as of April 30, 2024. The increase was primarily associated with approximately $225 million of share repurchases during the last twelve months.

As of April 30, 2024, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan of $1.0 billion. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.

Our debt service requirements can be impacted by changing interest rates as we had approximately $0.6 billion of variable-rate debt outstanding as of April 30, 2024. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $6.2 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

On May 8, 2024, we completed our offering of $600 million aggregate principal amount of 6.50% senior notes due 2032 at par (the “Notes”). The Notes are unsecured senior obligations of the Company and will be guaranteed by certain of our domestic subsidiaries (other than certain excluded subsidiaries). The net proceeds funded the redemption of all $600 million of our outstanding 6.25% Senior Notes due 2025 at a redemption price equal to 100% of their principal amount and all related fees and expenses. We will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2024. The Notes will mature on May 15, 2032. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2027 at the redemption prices specified in a 2024 Indenture dated as of May 8, 2024 (the “2024 Indenture”) plus accrued and unpaid interest. Prior to May 15, 2027, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2024 Indenture. In addition, prior to May 15, 2027, we may redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.50% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2024 Indenture).

The 2024 Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 2024 Indenture). The 2024 Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 2024 Indenture. The 2024 Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 2024 Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the Notes issued pursuant to the 2024 Indenture.

Dividend Payments
On June 5, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 10, 2024 to stockholders of record as of June 25, 2024. During the nine months ended April 30, 2024, we paid cash dividends of $6.34 per share ($240.5 million). During the nine months ended April 30, 2023, we paid cash dividends of $5.88 per share ($235.7 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. During the nine months ended April 30, 2024, we repurchased 582,788 shares (at an average cost of $214.49) for a total cost of approximately $125.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. The Company repurchased 1,777,730 Vail Shares during the three and nine months ended April 30, 2023. Since inception of this stock repurchase program through April 30, 2024, we have repurchased 9,231,090 Vail Shares at a cost of approximately $1,104.5 million. As of April 30, 2024, 768,910 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2024. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2024, we had approximately $0.6 billion of variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt), representing approximately 22.4% of our total debt outstanding, at an average interest rate during the three and nine months ended April 30, 2024 of approximately 6.7% and 6.9%, respectively. Based on variable-rate borrowings outstanding as of April 30, 2024, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $6.2 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2024	2023
Foreign currency translation adjustments	$(71,946)	$(71,973)
Foreign currency loss on intercompany loans	$(4,230)	$(5,563)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2024 - February 29, 2024	—	$—	—	1,114,642
March 1, 2024 - March 31, 2024	224,374	$222.84	224,374	890,268
April 1, 2024 - April 30, 2024	121,358	$206.00	121,358	768,910
Total	345,732	$216.93	345,732	768,910

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015) and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. As of April 30, 2024, 768,910 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended April 30, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1
Ninth Amended and Restated Credit Agreement, dated April 24, 2024 among Vail Holdings, Inc., as borrower, Bank of America, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo, National Association as co-syndication Agents, and the Lenders party thereto.

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

Vail Resorts, Inc.

Date: June 6, 2024	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2024	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)