Form 10-K
period 2024-07-31
VAIL RESORTS INC
filed 2024-09-26
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $222.00 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,336,162,160.
As of September 23, 2024, 37,485,473 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2024 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries and our business and results of operations;
•risks associated with the effects of high or prolonged inflation, elevated interest rates and financial institution disruptions;
•unfavorable weather conditions or the impact of natural disasters or other unexpected events;
•the ultimate amount of refunds that we could be required to refund to our pass product holders for qualifying circumstances under our Epic Coverage program;
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of military conflicts or public health emergencies, and the cost and availability of travel options and changing consumer preferences or discretionary spending habits;
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
•our ability to fund resort capital expenditures, or accurately identify the need for, or anticipate the timing of certain capital expenditures;
•risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;
•our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;
•risks related to resource efficiency transformation initiatives;
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
•risks associated with international operations, including fluctuations in foreign currency exchange rates where the Company has foreign currency exposure, primarily the Canadian and Australian dollars and the Swiss franc, as compared to the U.S. dollar;
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
ITEM 1.BUSINESS.
General
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three reportable segments: Mountain, Lodging and Real Estate, which represented approximately 88%, 12% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2024 (“Fiscal 2024”).
Our Mountain segment operates 42 world-class destination mountain resorts and regional ski areas (collectively, our “Resorts”). Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations.

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

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas, including four resorts within the top ten most visited resorts in the United States for the 2023/2024 North American ski season:
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
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Vail Mountain Resort (“Vail Mountain”) - the most visited mountain resort in the United States (“U.S.”) for the 2023/2024 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s Blue Sky Basin.
•Breckenridge Ski Resort (“Breckenridge”) - the second most visited mountain resort in the U.S. for the 2023/2024 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Park City Resort (“Park City”) - the third most visited mountain resort in the U.S. for the 2023/2024 ski season and the largest by acreage in the U.S. Park City offers 7,300 skiable acres, including diverse terrain for every type of skier and snowboarder. In 2024, the International Olympic Committee selected Salt Lake City as the host for the 2034 Winter Olympics, naming Park City as an official venue for certain competitions.
•Keystone Resort (“Keystone”) - the ninth most visited mountain resort in the U.S. for the 2023/2024 ski season, as well as the largest area for night skiing in Colorado. In December 2023, we completed our transformational lift-served terrain expansion project in Bergman Bowl, increasing lift-served terrain by 555 acres with the addition of a new six-

person high speed lift, and also providing lift-served access to Erickson Bowl. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.
•Beaver Creek Resort (“Beaver Creek”) - the eleventh most visited mountain resort in the U.S. for the 2023/2024 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
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
Lake Tahoe Resorts
•Heavenly Mountain Resort (“Heavenly”) - the twelfth most visited mountain resort in the U.S. for the 2023/2024 ski season. Located near the South Shore of Lake Tahoe with over 4,800 skiable acres, Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.
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
Switzerland
•Andermatt-Sedrun (“Andermatt-Sedrun”) - located approximately 70 miles (110 kilometers) from Zurich, Switzerland in the Ursern Valley of the Swiss Alps and approximately 200 miles (320 kilometers) from Geneva, Switzerland. Andermatt-Sedrun offers nearly 75 miles (120 kilometers) of varied terrain and a top elevation of 9,800 feet (3,000 meters) across the mountains of Andermatt, Sedrun and Gemsstock, with connected access to Disentis, which is independently owned. The ski area spans over 10 miles (16 kilometers) of scenic high alpine terrain between Andermatt and Sedrun, including the iconic Oberalp Pass, and is connected by the Matterhorn Gothard Bahn, a railway which operates year-round.
•Crans-Montana Mountain Resort (“Crans-Montana”) - during Fiscal 2024, we acquired a controlling interest in Crans-Montana, marking our second owned and operated resort in Europe. Crans-Montana Mountain Resort is located in the Valais canton of Switzerland, approximately 125 miles (200 kilometers) from Geneva and approximately 190 miles (310 kilometers) from Zurich. The resort spans nearly 4,600 feet (1,400 meters) of skiable vertical terrain, and approximately 87 miles (140 kilometers) of trails. Crans-Montana has a legacy of being a renowned outdoor sports destination, having hosted signature events such as the Ski World Cup, Mountain Bike World Cup, Omega European Masters and Caprices Festival. The commune of Crans-Montana has gourmet restaurants and luxury retail stores, as well as five-star hotels, including the recently developed Six Senses lodge and spa, a luxury 45-room ski-in, ski-out chalet-style property situated above the main gondola. Additionally, the International Ski Federation Council has awarded the FIS Alpine World Ski Championships 2027 to Crans-Montana.
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
Pacific Northwest (U.S.)
Stevens Pass Resort (“Stevens Pass’’) - located less than 85 miles from Seattle on the crest of Washington State’s Cascade Range, Stevens Pass offers terrain for all levels across more than 1,100 acres of skiable terrain. Stevens Pass has operated for over 80 years and is known for its numerous bowls, glades and faces, as well as extensive lighted terrain for skiing and riding well into the evening.
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
Ski Industry/Competition
There are approximately 770 ski areas operating in North America with approximately 485 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination guests looking for a comprehensive vacation experience. During the 2023/2024 North American ski season, combined skier visits for all ski areas in North America were approximately 78.4 million. Our North American Resorts had approximately 15.8 million skier visits during the 2023/2024 ski season, representing approximately 20.2% of North American skier visits.
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts of scale in North America for nearly 45 years, which has allowed and should continue to allow the best-positioned destination resorts to benefit from future industry growth. Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Deer Valley, Jackson Hole, Copper Mountain, Steamboat, Winter Park, Snowbird, Palisades Tahoe, Killington, Mammoth, St. Moritz and Zermatt, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, the Southwest, British Columbia, Canada, Australia and Switzerland, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Additionally, our pass products compete with other single and multi-resort frequency pass products in North America, including the IKON Pass, the Mountain Collective Pass and various regional and local pass products.
The ski industry statistics stated in this section have been derived primarily from data published by the Canadian Ski Council and Kottke National End of Season Surveys as well as other industry publications.

Our Competitive Strengths
We believe our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in North America, including Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia and two ski resorts in Switzerland. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski or ride at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies through our owned and operated network of resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (four of the top ten for the 2023/2024 U.S. ski season), and most of our destination mountain resorts are consistently in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
We believe the following factors contribute directly to each Resort’s success:
Exceptional Mountain Experience

•World-Class Destination Mountain Resorts and Integrated Base Resort Areas
Our destination mountain resorts offer a multitude of skiing and snowboarding experiences for the beginner, intermediate, advanced and expert levels. Each destination mountain resort is fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities, some of which we own or manage.

•Snow Conditions
Our Resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada generally receive abundant snowfall each year, but we have invested significantly in snowmaking systems in these areas which help to provide a more consistent guest experience, especially in the early season. We have made significant investments in our snowmaking systems within the past several years in Colorado that transformed the early-season terrain experience at Vail, Keystone and Beaver Creek. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. In calendar year 2024, the Company plans to invest in snowmaking projects at Park City, Hunter Mountain and Andermatt-Sedrun in order to enhance the early season guest experience. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary capital expenditures expected for calendar year 2024 include, among other projects:
•replacing Whistler Blackcomb’s existing four-person high speed Jersey Cream lift with a new six-person high-speed lift, which is expected to provide a meaningful increase to uphill capacity and better distribute guests at a central part of the resort;
•replacing Hunter Mountain’s existing fixed-grip four-person Broadway lift with a new high-speed six-person lift and relocating the two-person fixed-grip E lift, providing a meaningful increase in uphill capacity and improved access to terrain that is key to the progressive learning experience for our guests;
•replacing Perisher’s Double and Triple Chairs with a new high-speed six-person lift, which is expected in advance of the 2025 winter season in Australia; and
•preparatory work for the planned replacement of Park City’s fixed-grip two-person lift with a new ten-person Sunrise Gondola in calendar year 2025 in partnership with Canyons Village Management Association, which will provide improved access and enhanced guest experience for existing and future developments within Canyons Village.

•In the past several years, we have installed or upgraded several high speed chairlifts and gondolas across our Resorts, including five new or replacement lifts across five Resorts for the 2023/2024 North American ski season, which meaningfully increased lift capacity and reduced wait times at those lift locations. Investments in the past several years include:
•a new high-speed six-person lift in Bergman Bowl at Keystone;
•replacing Breckenridge’s fixed-grip double 5-Chair with a new high-speed four-person lift;
•replacing Whistler Blackcomb’s existing four-person high speed Fitzsimmons lift with a new high-speed eight-person lift;
•replacing Stevens Pass’ current fixed-grip double Kehr’s Chair lift with a new four-person lift;
•replacing the three-person fixed-grip Summit Triple lift at Attitash with a new high-speed four-person lift;
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
•    a new four-person high speed lift to serve Peak 7 at Breckenridge;
•    replacing the four-person Peru lift at Keystone with a six-person high speed lift;
•    replacing the Peachtree lift at Crested Butte with a new three-person fixed-grip lift; and
•    an upgrade of the four-person Quantum lift at Okemo with a six-person high speed lift, and relocating the four-person Quantum lift to replace the Green Ridge three-person fixed-grip lift.

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

Extraordinary Service and Amenities

•Commitment to the Guest Experience
Our focus is to provide quality service at every touch point of the guest journey. Prior to arrival at our mountain resorts, guests can receive personal assistance through our full-service, central reservations group and through our comprehensive websites to book desired lodging accommodations, lift tickets and pass products, ski school lessons, equipment rentals, activities and other resort services. Upon arrival, our resort staff serve as ambassadors to engage guests, answer questions and foster a customer-focused environment. We are also committed to ongoing technological innovation as a means to further enhance the quality of the guest experience and continue to shape our industry and culture. We recently achieved the following technological milestones:
•My Epic mobile application (“My Epic App”) - During the 2023/2024 North American ski season, we launched the My Epic App, which allows our guests to purchase their pass product or lift ticket online and access our Resorts via the new app, utilizing hands free Bluetooth® technology, eliminating the need to wait in line to purchase lift tickets. In addition, the My Epic App allows guests to capture their activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); provides current trail maps along with real-time trail and lift status; allows guests to access real and forecasted lift line wait times; and provides information regarding parking, dining, events and other on-mountain activities. The My Epic App also provides access to My Epic Gear and My Epic Assistant, as discussed below.

•My Epic Gear membership program (“My Epic Gear”) - During the 2023/2024 North American ski season, we piloted our new gear membership program, My Epic Gear, to a limited number of Epic Pass holders at Vail, Beaver Creek, Breckenridge and Keystone. The program will be launched for the 2024/2025 ski season at 12 destination and regional resorts across North America, including kids gear, with further expansions planned for future seasons. My Epic Gear provides members with the ability to choose the gear they want from a selection of popular ski and snowboard models, and have that gear delivered to them when and where they want it, with free slopeside pick up and drop off. My Epic Gear is designed to allow users to manage their entire experience from gear selection to boot fitting to delivery all from the new My Epic App.
•My Epic Assistant mobile application (“My Epic Assistant”) - During the 2023/2024 North American ski season, we announced the launch of the new My Epic Assistant, a new technology within My Epic App, which is scheduled to launch to a limited number of Epic Pass holders at Vail, Beaver Creek, Breckenridge and Keystone for the upcoming 2024/2025 North American ski season. Expansion of the application is planned to additional resorts in future seasons. Powered by artificial intelligence and resort experts, My Epic Assistant will provide real-time service to allow our guests to navigate their day at our resorts with confidence, efficiency and ease. Whether looking for the latest snow conditions, or on-mountain support with rentals and lessons, guests can simply open the My Epic App and use My Epic Assistant to point them in the right direction.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts to the areas of the greatest need.

•Frontline Talent
Our talent philosophy is designed to enable us to fully achieve our mission and vision by ensuring we have the talent in place to deliver on our future growth plans, and we believe our frontline talent is a strategic advantage. Over the past several years, ongoing investments in frontline talent have driven strong staffing levels, with high engagement and season-to-season return rates, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. For more information, refer to the “Human Capital Management” section.

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests a better value in exchange for their commitment to pass products with access to our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. Our pass products generated approximately 65% of our total lift revenue for Fiscal 2024, and generated approximately 75% of total visitation (excluding complimentary access) for Fiscal 2024. Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass product offerings range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who want to purchase access for a certain number of days during the season, and which is available in three tiers of resort offerings. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. We acquired Crans-Montana and Andermatt-Sedrun in May 2024 and August 2022, respectively. These acquisitions represent strategic investments to operate ski resorts in Europe as a part of our continued focus to expand our network of resort offerings, which provides a differentiated suite of options to our guests. In December 2021, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”), which added three regional ski areas strategically located near Pittsburgh, expanding our presence in the Mid-Atlantic region and generating incremental drive-to business from other major metropolitan areas such as Washington DC, Baltimore and Cleveland. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts, which for the 2024/2025 ski season include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria, which further increase the value proposition of our pass products.
Pass product holders also receive additional value in exchange for their advance commitment through our Epic Mountain Rewards program, which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, Epic Coverage is included with the purchase of all pass products for no additional charge and provides refunds in the event of certain resort closures and certain travel restrictions, giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Additionally, Epic Coverage provides refunds for qualifying personal circumstances including eligible injuries, job losses and other personal events.

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

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to on-mountain express service restaurants. For the 2023/2024 ski season, we operated approximately 275 dining venues at our Resorts.

•Retail/Rental
We have approximately 330 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. Several of our rental locations offer delivery services, bringing ski and snowboard gear and expert advice directly to our guests. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range and Minneapolis. Starting with the 2023/2024 North American ski season, we piloted our new rental membership program, My Epic Gear, which reimagines the traditional gear rental and ownership model, with the goal of providing more choices, at a lower cost and less hassle to our customers. The program will be launched for the 2024/2025 ski season at 12 destination and regional resorts across North America, including kids gear, with further expansions planned for future seasons. My Epic Gear provides members with the ability to choose the gear they want from a selection of popular ski and snowboard models, and have it delivered to them when and where they want it, with free slopeside pick up and drop off.
•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During the winter season, in addition to our offered ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high-altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities including scenic chairlift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge. The Epic Discovery program encourages “learn through play” by featuring extensive environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters. The Mountain segment also operates several company-owned mountain resort golf courses, including three in Colorado, one in Vermont and two in Pennsylvania.

•Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed properties proximate to our mountain resorts, including six RockResorts branded properties (with a seventh RockResorts property planned for opening in 2025 in Keystone, Colorado) and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. Our recent real estate efforts have primarily focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers, which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel brand, RockResorts; managed condominium units which are in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York, Pennsylvania and British Columbia, Canada; two NPS concessioner properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses managed by our Lodging operations, including two in Colorado, one in Wyoming, one in Lake Tahoe, California, and one in Park City, Utah. For additional property details, see Item 2. “Properties”.
The Lodging segment currently includes approximately 5,300 owned and managed hotel rooms and condominium units. Our lodging strategy seeks to complement and enhance our mountain resort operations through our ownership or management of lodging properties and condominiums proximate to our mountain resorts and selective management of luxury resort hotels in premier destination locations.
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
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, upper midscale, midscale and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 860,000 rooms at approximately 2,800 properties in the U.S. as of July 31, 2024. For Fiscal 2024, our owned hotels, which include a combination of RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $317.65, a paid occupancy rate of 50.9% and revenue per available room (“RevPAR”) of $161.82, as compared to the upper upscale segment’s ADR of $225.01, a paid occupancy rate of 68.3% and RevPAR of $153.70. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as some of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

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
National Park Concessioner Properties
We own GTLC, which is based in the Jackson Hole area in Wyoming and operates within Grand Teton National Park under a concession agreement with the NPS with an initial term that would have expired on December 31, 2021. In June 2021, we agreed to an amendment extending the term of the agreement an additional two years, with an expiration date of December 31, 2023. Additionally, in November 2023, we agreed to an amendment to the agreement extending the term until December 31, 2024. The NPS currently expects to release a contract solicitation for the services offered by GTLC by the end of calendar year 2024. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2025 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2024. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concession agreement with the NPS that expires October 31, 2028. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May through the end of September.
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
Real Estate Segment
We have extensive holdings of real property at our mountain resorts primarily throughout Summit and Eagle Counties in Colorado, as well as proximate to our resorts in Park City and Whistler Blackcomb. The principal activities of our Real Estate segment include the sale of land parcels to third-party developers and planning for future real estate development projects, including zoning and acquisition of applicable permits. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments by (1) creating additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, private mountain clubs, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience and expand our destination bed base; (2) controlling the architectural themes of our resorts; and (3) expanding our property management and commercial leasing operations.
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
Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America and Europe generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, mountain coasters, ziplines, golf (primarily included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our Resorts in our off-season. In addition, the operating results of our Australian Resorts, for which the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.
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

Sustainability & Social Responsibility
Sustainability remains a core philosophy for us. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. Our corporate sustainability and social responsibility program, EpicPromise, is comprised of four key pillars of our promise: Sustainability, Community Support, Employee Foundation, and Inclusive Access. The environment is our business, and we focus on climate change mitigation and adaptation, resource conservation and building stronger local communities through contributions to local non-profit organizations. Our sustainability efforts are diverse and touch nearly every area of our operations. In 2017, we launched Commitment to Zero, our pledge to have a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, (ii) zero waste to landfill and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre displaced by our operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 400 global and influential businesses committed to 100% renewable electricity. During Fiscal 2024, we continued to make progress toward our Commitment to Zero goals. Specifically, we focused on reducing waste to landfill and expanding our robust composting and recycling programs. As a result of our waste reduction efforts, we were a finalist for the National Ski Area Association’s (“NSAA”) Golden Eagle Overall Environmental Excellence Award at the 2024 NSAA annual conference. Additionally, during Fiscal 2024, we continued to procure renewable electricity from the 82-turbine Plum Creek Wind project we enabled, and the Elektron Solar Project we helped enable began operation in May 2024 and will provide Park City Mountain with 100% clean renewable electricity on the same utility grid Park City Mountain operates.
For over five years, Vail Resorts has been a member and active leader of the Mountain Collaborative for Climate Action, working with leaders from Alterra Mountain Company, Boyne Resorts and POWDR to develop an industry-driven climate commitment. As the ski industry’s first unified effort to combat climate change, this group continues to advocate for climate-smart policy, innovative waste reduction, and deepened sustainability within the partners’ respective operations. This partnership leverages our leadership in sustainability and is expected to accelerate our collective progress, leading the industry toward long-term transformational change.
In addition, during Fiscal 2024 we sponsored the reforestation of 10 acres in California and Minnesota that were previously impacted by wildfire or in need of native habitat restoration and forest resilience, which addressed 100% of the forests permanently impacted by our operations throughout the year. Through direct EpicPromise grants and contributions from our $1 guest donation program, we partnered with several local environmental organizations to fund environmental stewardship projects, including the National Forest Foundation, the Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We also encouraged our employees to help protect the environment and support their local community by volunteering with various local organizations. Vail Resorts was recognized by Newsweek as one of the “Most Trustworthy Companies in America” in both 2024 and 2023, which we believe reflects our focus on building customer, investor, and employee trust through listening, learning and adapting to the needs of our team members and guests, while remaining responsible stewards through our industry-leading sustainability efforts.
For Fiscal 2024, our focus for the EpicPromise community impact grant program focused on larger grants in key communities to support housing and childcare. In addition, support continues to be given for food security, equal access to education and other basic needs and services. In the third year of our Epic for Everyone Youth Access in partnership with the Katz Amsterdam Foundation, we hosted 2,584 urban youth to attend a 5-day snowsports program. We also continued our legacy access program with more than 12,000 youth participating in multi-day programs focused on mentorship, leadership and the beneficial impact of outdoor time on mental health. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1.0 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on both the Foundation and our environmental stewardship, visit www.vailresorts.com. Information on our websites does not constitute part of this document.
Human Capital Management
At Vail Resorts, our talent philosophy is designed to enable us to fully achieve our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on attracting, developing and retaining the best talent and building the best teams around them. At fiscal year end, we employed approximately 7,600 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons in Fiscal 2024, we employed approximately 44,900 seasonal employees. In addition, we employed approximately 300 year-round employees and 200 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.
Over the past several years, ongoing investments in frontline talent have driven strong staffing levels, with high engagement and season-to-season return rates, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. These investments included: (i) competitive wages and benefits for all of our hourly employees, including seasonal frontline staff; (ii) investments in our human resource systems and processes to support full staffing and deliver enhanced employee experience; (iii) differentiated frontline training and leadership development programming; (iv) mental health and wellness programming available for all employees, even if they are not enrolled in an employer-sponsored healthcare plan, which includes free mental health therapy sessions; and (v) unique employee benefits, including ski passes for employees and dependents, complementary ski/ride coupons and a 40% discount for retail and rental gear. Collectively, we believe these investments helped attract top frontline talent from the external market and drove strong frontline retention and return rates.
The Vail Resorts talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging, retaining and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Our talent management system equips leaders with programs and tools to effectively assess, develop and reward talent and includes regular leadership talent review and assessment processes to ensure that the caliber and capability of our talent aligns with the sophistication of our business strategies and processes. We also offer a variety of leadership development programs, which are available to everyone from entry-level seasonal frontline employees to our most senior executives. Our executive team reviews talent strategy and succession planning frequently, including with our Board of Directors, to assess current and future talent needs. We have a strong track record of hiring, developing and preparing high performing, high potential talent for internal mobility and succession. As a result, succession for our year-round senior leadership roles is primarily sourced through internal talent development and promotion, rather than external hires, with an internal fill rate of approximately 80% for Fiscal 2024. Our Chief Executive Officer was an internal successor appointed in November 2021, and over the past year, internal successors were selected for some of the most senior roles in our Company, including the Chief Information Officer and the General Counsel. Nearly all of our appointments of General Managers and Chief Operating Officers of our Resorts for the past three years came from internal succession. Additionally, in December 2022 we appointed a new Executive Vice President and Chief Financial Officer who had previously been with the Company for more than ten years, serving in various senior finance leadership roles.
To ensure we are building high performing teams, we encourage every employee at every level within the Company to continuously grow their leadership by participating in ongoing events that build leadership capability and drive aligned leadership expectations to enable business outcomes. We host an annual leadership summit that brings together our leaders at the director level and above to build understanding and alignment to business priorities, explore emerging leadership topics and build connections across our growing global business and organization. In 2024, we expanded the leadership summit population of employees to include all manager level and above, creating separate, regional, in-person experiences for managers and senior managers across the Company to engage in leadership topics and connection opportunities relevant to their unique leadership roles. We offer ongoing digital leadership series discussions led by our executive team members and enterprise senior leaders for this same population throughout the year and equip leaders with tools and guides to share learnings and insights from these sessions in dialogue with their teams for the benefit of the entire organization. Our leadership philosophy has a very strong emphasis on emotional intelligence and a leader’s ability to understand their own impact on others, and shape that impact to unlock the potential of their teams.
We offer a broad range of professionally designed leadership development programs, with differentiated development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline. Building upon our culture of leadership development for seasonal, frontline talent, we also provide our signature “Epic Service” training. This program inspires and equips frontline talent, who play the most important role in delivering a differentiated guest experience, to practice service-based leadership. We reinforce the principles of this program through a daily in-resort frontline recognition program and manager-led career development conversations for frontline staff. The full Epic Service development platform enables employees to choose curated learning experiences in Leadership, Guest Service and Business – that align with their motivations and career goals. Results are measured by completion of required training, utilization and impact of the Epic Service recognition program, employee engagement scores, internal frontline talent promotion rates, pipeline readiness of top internal frontline talent for frontline leader roles, and Guest Experience and Net Promoter Scores.
We leverage a quarterly continuous listening survey to measure and understand the key drivers of sustainable engagement among our employees, make timely adjustments to maintain strong alignment, and to care for the needs of our employees.

Vail Resorts Culture
Core to our human capital management strategy is our mission – to create an Experience of a Lifetime for our employees so they can in turn create an Experience of a Lifetime for our guests. We have a values based leadership culture that places a premium on leader transparency, vulnerability and authenticity. We look for people to join Vail Resorts who are brave, passionate and ambitious. As Vail Resorts employees, we hold ourselves accountable for living these seven core values every day in everything we do: Serve Others, Do Right, Do Good, Be Safe, Have Fun, Be Inclusive and Drive Value.

Diversity, Equity and Inclusion
We believe that diversity, equity and inclusion (“DEI”) is core to both our company success and the future growth of our industry. At Vail Resorts, one of our core values is “Be Inclusive,” which means that we expect everyone at our Company to be welcoming to others, including all races, gender identities, sexual orientations, abilities and other differences. We have a specific leadership competency, “Elevate,” which requires that all our leaders are self-aware of their own inclusive behavior so they can intentionally build diverse representation, bring equity to our business practices, and create inclusive communities in which all people can thrive. We are focused on continuing to move from accountability to action and have added “Elevate” as a competency in our annual performance management process for all employees.

We have a long history of building gender diversity throughout the Company. Women represent 54% of our corporate senior leaders at the director level and above and 52% of our corporate roles generally. Eight resorts in our portfolio are led by women, including five of our twelve destination mountain resorts (Vail, Park City, Keystone, Crested Butte, and Whistler Blackcomb). Six of the twelve directors on our Board are women, seven of our twelve executive committee members are women, we are one of only a few Fortune 1000 companies with women in both the Chief Financial Officer and Chief Executive Officer positions, and our Chief Executive Officer, Kirsten Lynch, is the only woman in our industry to head a Fortune 1000 company. While women currently represent approximately 22% of mountain operations senior leadership roles, we continue to strive to bring more gender diversity to these roles, which have historically been male-dominated. We have also developed women in leadership programs and a Women and Allies Employee Resource Group to foster an inclusive culture and ensure equity of our talent practices. Employee Resource Groups and Affinity Groups are part of a framework for under-represented talent to create a community with people who share those parts of their identity and their allies. Collectively, we refer to Employee Resource Groups and Affinity Groups as the “Employee Inclusion Network.” An Affinity Group is an employee-led group that provides voluntary connection opportunities for our employees to build supportive relationships with colleagues who identify similarly to one another. An Employee Resources Group is an employee-led group focused on driving systemic change through data-driven recommendations to processes, policies and programs to further Company goals of equity and inclusion. Our Employee Inclusion Network is currently made up of two Employee Resource Groups (Women and Allies & Rainbow Room) and four Affinity Groups (Black Employee Network; Veterans, Partners and Allies; Asian and Pacific Islander and Allies; and La Comunidad - Latine/Hispanic Employees).

Building on our success with increasing representation of women, we are focused on improving racial diversity at Vail Resorts, as well as in our communities and our industry. We recognize that the future of the sport is inclusion, and the industry is facing a business imperative to inspire the next generation of diverse skiers and riders to join the sport. In the 2023/2024 North American ski season, our youth access programs served more than 12,000 youth who may not have otherwise had access to the sport from across 32 of our mountain communities, including Vail, Heavenly, and Park City, as well as from cities surrounding our regional ski areas, such as Boston, New York, Chicago, Detroit, Philadelphia, St. Louis, and more. Additionally, Vail Resorts offers the adaptive pass with discounted pricing for individuals with permanent disability to enjoy unlimited, unrestricted access to all Vail Resorts owned and operated resorts plus limited access at partner resorts including Telluride Ski Resort in Colorado and Resorts of the Canadian Rockies. This year, nearly 3,400 Epic Adaptive passes were sold, and the Company continues to deepen partnerships with over 50 nonprofit organizations to offer adaptive programming for those with physical and mental barriers, providing impactful in-kind support including lift tickets, ski passes, and office space. Keystone was also selected by the National Brotherhood of Snowsports (“NBS”) as the host site for the 2025 NBS Summit to continue the welcoming experience the NBS community had at Vail Mountain in 2023. In service of this vision for the future of the sport, Vail Resorts is investing in building purposeful representation of talent from under-represented communities, embedding equity into leadership competencies and talent processes, and fostering an environment of inclusion where all employees are empowered to bring their full selves to work. Over the past four years, we have increased the representation of talent from under-represented communities in our senior leader positions, built leader capability to “Lead with Equity,” and ensured employees have the opportunity to connect and engage with peers who share an identity through the aforementioned Employee Inclusion Network. As part of our commitment to driving sustainable change, we are listening and learning as a company, and the Company is part of CEO Action, Colorado Inclusive Economy and Civic Alliance.

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

Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment and discrimination and we require our full-time, year-round employees, as well as certain seasonal employees, to complete a Code of Conduct training on an annual basis. This annual requirement includes training on various topics, such as financial integrity, information security, ethical leadership and anti-harassment. In Fiscal 2024, the training was completed by 98% of this employee base.

Mountain Safety
The nature of our on-mountain operations comes with inherent safety risks, and the health and safety of our employees is a top priority. It is the shared responsibility of every employee to actively participate in creating a safe and secure environment and to minimize injuries. To that end, we routinely:

•provide resources and education to promote safe operating environments at our resorts, including compliance with Occupational Safety and Health Administration standards, as well as to improve overall workplace safety and health. This includes regular and ongoing safety training and assessments as well as safety audits, and all employees are required to take annual slope safety training;
•proactively assess risks to identify and mitigate unsafe conditions and integrate learnings from incidents to prevent future occurrences across our network of resorts; and
•hire and train a dedicated health and safety team that oversees resort operations as well as highly trained ski patrol professionals at each resort.

Employee Housing
While identifying and securing affordable housing options is challenging in some of the communities in which we operate, providing frontline employees affordable housing in our resort communities is a critical aspect of the employee value proposition. For the 2024/2025 North American ski season, we expect to serve approximately 6,100 frontline team members with affordable housing across our Resorts, as well as an additional 1,200 team members at GTLC for the 2025 summer season.
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
In the highly competitive industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our pass products, destination mountain resorts and regional ski areas, lodging properties and services. We seek to register and protect our trademarks, service marks, trade names and logos and have obtained a significant number of registrations for those trademarks. We believe our brands have become synonymous in the travel and leisure industry with a reputation for excellence in service and authentic hospitality. Among other national and international trademark registrations, the Company owns U.S. federal registrations for Epic®, Epic Pass®, Vail Resorts®, Vail®, Beaver Creek®, Breckenridge®, Keystone®, Crested Butte & Design®, Kirkwood & Design® and Heavenly®. The Company also owns Canadian and U.S. trademark registrations for the Whistler Blackcomb & Design® name and logo, and Swiss trademark registrations for the CMA Group® and Giorgio Rocca® name and logos.
Environmental Compliance and other Laws and Regulations
Our operations are subject to federal, state and local laws and regulations governing the environment, including laws and regulations governing water and sewer discharges, water use, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. Examples of such laws and regulations in the U.S. include the National Environmental Policy Act (NEPA), the California Environmental Quality Act and the Vermont Land Use and Development Act. Internationally, we are subject to the Forest and Range Practices Act and Watershed Sustainability Act in British Columbia as well as the Environmental Planning and Assessment Act 1979 (NSW, Australia) and the Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia). We are also required to comply with all Swiss regulations, including federal acts and ordinances, as well as Cantonal authorities.
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
Northeast Resorts
Stowe and Okemo operate partially on land that we own and partially on land we lease from the State of Vermont. With respect to Stowe, the land we own is on the Spruce Peak side of the resort while the land we lease from the State of Vermont is located on Mt. Mansfield in the Mt. Mansfield State Forest. The initial ten-year term of the lease commenced in June 1967, and the lease provides for eight separate ten-year extension options. The current term of the lease extends through June 2027, and there are three remaining ten-year extension options. With respect to Okemo, we own the Jackson Gore base area land and lease most of the skiable terrain from the State of Vermont. The initial ten-year term of the lease commenced in December 1963, and the lease provides for eight separate ten-year extension options. The current term of the lease extends through December 2033, and there are two remaining ten-year extension options. Under both leases, the land can be used for the development and operation of a ski area including ski trails, ski lifts, warming shelters, restaurants and maintenance facilities. For use of the land under the leases, we pay a fee to the State of Vermont based on revenue for activities authorized by the lease, such as lift tickets, pass products, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of Vermont from third-party claims arising out of our operations under the lease.
Mount Sunapee lies within the Mount Sunapee State Park and operates on land that we lease from the State of New Hampshire. The initial twenty-year term of the lease commenced in July 1998, and the lease provides for three separate ten-year extension options. The current term of the lease extends through June 2028, and there are two remaining ten-year extension options. The land can be managed and operated as a ski area and summer recreational facility, including all of its support activities, to provide year-round outdoor recreation. For use of the land under the lease, we pay a fee to the State of New Hampshire that includes both a base fee and a fee based on revenue from activities authorized by the lease, such as lift tickets, pass products, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of New Hampshire from third-party claims arising out of our operations under the lease.
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
Swiss Resorts
Andermatt-Sedrun - acquired by the Company on August 3, 2022, Andermatt-Sedrun is located in the Usern Valley of the Swiss Alps and comprises five mountains (Gemsstock, Nätschen, Sedrun/Oberalp, Realp and Valtgeva). Ski operations are conducted on land owned by Andermatt Swiss Alps AG (“ASA”) as freehold or leasehold properties, land owned by Usern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners.
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
Crans-Montana - acquired by the Company on May 2, 2024, Crans-Montana is located in the Valais canton of Switzerland. The acquired operations include: an approximate 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA (“CMA”), which controls and operates all the resort’s lifts and supporting mountain operations, including four retail and rental locations; full ownership of SportLifeAG, which operates one of the ski schools located at the resort; and full ownership of 11 restaurants located on and around the mountain (operated by Crans-Montana Food and Beverage SA, or “CMFB”).
The municipalities of Crans-Montana and Lens hold a stake in CMA of approximately 9.47% and 3.33%, respectively, which, together with our ownership share, collectively accounts for a total of approximately 96.22% ownership. For the purpose of governing the exercise of selected rights and obligations as shareholders in CMA, we entered into a shareholders’ agreement with the municipalities of Crans-Montana and Lens. The initial fixed term of the agreement expires on December 31, 2035, subject to future automated ten-year renewal periods, unless terminated by us or the municipalities acting jointly. Among other things, the shareholders’ agreement provides for terms and conditions in relation to the election and governance of the board of directors, company policies, dividends, financial aspects and related matters.
The operations of the resort are conducted on land owned by CMA or CMFB as freehold or leasehold properties, land owned by regional civic communities, land owned by the municipalities of Crans-Montana or Lens and land owned by private property owners. Portions of the Crans-Montana resort operations are conducted on land owned by third parties, including local municipalities, via numerous registered easements, building rights, or other agreements. Certain of these building rights are also subject to federal concessions.
As noted above, companies who provide for regular and commercial passenger transportation by rail, road and water as well as by cable cars and elevators must obtain a passenger transport concession from the FOT. Crans-Montana was granted the required concessions for all ski infrastructure facilities and the usage of the ski slopes. Each passenger transport concession is granted for a maximum of 40 years and may then be extended, with the existing concessions having expiration dates between 2032 and 2047.
Concession Agreements
National Park Concessioner Properties
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession agreement with the NPS. Our concession agreement with the NPS for GTLC, which had an initial term expiration date of December 31, 2021, was amended in June 2021 to extend the term to December 31, 2023. Additionally, in November 2023, we agreed to an amendment to the agreement extending the term until December 31, 2024. The NPS currently expects to release a contract solicitation for the services offered by GTLC by the end of calendar year 2024. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2025 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2024. We pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.
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
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including inflationary pressures, elevated interest rates, supply chain disruption, fluctuating commodity pricing, geopolitical conflicts and uncertainties, increased labor costs and shortages, increased fuel prices, high unemployment, erosion of consumer confidence, health pandemics, sovereign debt issues and financial instability in the global markets, among other factors, could have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience changes in booking trends including guest reservations made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, which are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to inflation, geopolitical conflicts or uncertainties, health pandemics or other factors, it could impact the volume of international visitation, which could have a significant impact on our operating results.

We may be adversely impacted by the effects of high or prolonged inflation and elevated interest rates.
Inflation increases the cost of goods we purchase and services we buy, the cost of capital projects and wages and benefits for our workforce. Although we may take measures to mitigate the impact of inflation through pricing actions or cost reduction measures, if we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. As a result, the impact of high and prolonged inflation could have a material adverse effect on our business, financial condition, or results of operations. Inflationary pressures also increase the cost of living and cost of travel, which decreases consumers’ disposable income and could impact our guests’ discretionary spending habits or willingness to visit our Resorts, which could reduce customer demand for the products and services that we offer and negatively impact our financial condition or our results of operations. In addition, the existence of inflation in certain economies has resulted in, and may continue to result in, elevated interest rates. Our business could be adversely impacted by increases in the cost of borrowing from elevated interest rates. Elevated interest rates increase the borrowing costs on new debt, including debt we may refinance, as well as any existing variable rate indebtedness, and could affect the fair value of our investments.

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

There can be no assurance that our Resorts will receive seasonal snowfalls near their historical averages. An example of weather variability was observed throughout the 2023/2024 North American ski season, where significant weather-related challenges disrupted operating days and impacted demand, including lower snowfall for the full winter season compared to the prior year period across our western North American resorts and limited natural snow and variable temperatures at our Eastern U.S. resorts (comprising the Midwest, Mid-Atlantic, and Northeast). Past ski season snowfall levels or consistency of snow conditions can impact sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our Resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that are typical at such Resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

Our Epic Coverage program may require us to provide significant refunds to our pass product holders, which would result in reduced revenue and could also expose us to the risk of customer complaints and negative perception about our pass products.
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

There has been a rise in the number of sophisticated cyberattacks on network and information systems, including ransomware attacks that prevent the target from accessing its own data and/or systems until a ransom is paid. As a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which have been material. We have taken, and continue to take, steps to address these concerns by implementing various cybersecurity risk management strategies, initiatives, and internal controls, with the goal of enhancing cybersecurity. However, there can be no assurance that our internal controls or cybersecurity risk management practices will be effective, and that a system interruption, security breach or unauthorized access will not occur. Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. In addition, despite our efforts to proactively institute cybersecurity defense mechanisms, such as regular cybersecurity tabletop exercises, control gap analyses, threat modeling, impact analyses, internal and external cybersecurity audits, vulnerability scans, penetration tests, third party analyses, and other cybersecurity threat defense strategies, such strategies may ultimately prove ineffective, as they are, by their nature, largely reactive, and cybersecurity threats are constantly evolving as threat actors become more sophisticated. For additional information regarding our cybersecurity processes, policies and programs, refer to Item 1C. “Cybersecurity.” Cyber threats and attacks can have cascading impacts across networks, systems and operations. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

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

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American and European Resorts is from mid-December to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2024, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2024 accounted for approximately 65% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is primarily recognized in the second and third fiscal quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines in such fiscal year due to the seasonality of our business. Operating results for any quarter are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski resort and lodging industries are highly competitive. There are approximately 770 ski areas in North America, including approximately 485 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
The cost structure of our mountain Resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees, credit card fees, retail/rental cost of sales, labor, and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, inflation has accelerated in the U.S. and globally in recent years due in part to global supply chain issues, the Ukraine-Russia war, a rise in energy prices and strong consumer demand. Increases in expenses as a result of this inflationary environment and other economic factors may adversely impact wages and other labor costs, energy, healthcare, insurance, transportation and fuel, cost of goods, property taxes, minimum lease payments and other expenses and operating costs included in our fixed cost structure, which may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures, accurately identify the need for, or anticipate the timing of certain capital expenditures, which may adversely impact our business.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where and when capital will need to be expended in a given fiscal year and capital expenditures can increase due to circumstances beyond our control. We currently anticipate that we will spend approximately $216 million to $221 million on capital projects in calendar year 2024.

Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and/or to borrow from third parties in the debt market or raise additional capital in the equity market. We cannot provide assurances that our operations will be able to generate sufficient cash flow to fund such capital expenditures or that cash flows generated will be allocated to fund capital expenditures, or that we will be able to obtain sufficient capital from other sources on adequate terms, or at all, especially considering elevated interest rates. Our ability to generate cash flow and to obtain third-party financing will depend upon many factors, including:

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

Further, our properties and equipment at our mountain Resorts, including parking areas, roads, ski lifts, and other infrastructure, require periodic maintenance capital expenditures in order to maintain standards of satisfactory operating performance and appearance. Although some maintenance capital expenditure projects are routine and normally planned to occur outside of peak operating periods in order to not interfere with business operations, other maintenance capital expenditure projects are non-routine, difficult to predict, and could arise during peak operating periods. If we fail to identify the need for a maintenance project, address a maintenance project timely, or fail to anticipate the criticality of a maintenance project for key infrastructure and therefore defer maintenance projects, we could be forced as a result to temporarily close certain of our facilities, particularly during peak operating periods, and our business and results of operations could be materially adversely impacted.

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

Stowe and Okemo are partially located on land we lease from the State of Vermont, Mount Sunapee is located on land we lease from the State of New Hampshire and Laurel Mountain is located on land we lease from the State of Pennsylvania. We are required to seek approval from such states for certain developments and improvements made to the resort. Certain other resorts are operated on land under long-term leases with third parties. For example, operations at our Northstar, Park City and Mad River Mountain Resorts are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063. Following the initial lease term expiration, we have six 50-year renewal options. Additionally, GTLC and Flagg Ranch operate under concession agreements with the NPS that expire on December 31, 2024 (which we currently expect will be extended in the fall of 2024 for an additional year through December 31, 2025 due to the time needed for solicitation, preparation, review and award of a new contract) and October 31, 2028, respectively. There is no guarantee that at the end of the lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate on privately-owned land are subject to local land use regulation and oversight by county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We rely on foreign government leases and landlord approvals, and are subject to certain related laws and regulations, at our international resorts.
Our international Resort operations require permits and approvals from certain foreign authorities, including, but not limited to, the (i) Province of British Columbia; (ii) the New South Wales and Victoria, Australia governments; and (iii) the DDPS, the municipalities of Tujetsch, Crans-Montana, and Lens, regional civic communities, such as Bourgeoisie de Montana and Consortage de l’Alpage de Mer-dechon, and the FOT in Switzerland. Our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. We have a lease and a license for Perisher within the Kosciusko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Each of Falls Creek and a majority of Hotham is located in the Alpine National Park in Victoria, Australia that is permanently reserved under the Crown Land Act and subject to the ARM Act. The ARM Act established the Falls Creek RMB and the Hotham RMB, which is responsible for the management and collection of fees from Falls Creek and Hotham, respectively, and the ARM Regulations give each of the Falls Creek RMB and the Hotham RMB certain discretion over the operations of Falls Creek and Hotham, respectively, including the authority to (i) declare the snow season, (ii) temporarily close the applicable resort if entry would be a significant danger to public safety and (iii) determine which portions of the applicable resort are open to the public and the activities that are permitted on those portions of such resort. Portions of our operations at Andermatt-Sedrun are located on land owned by (i) the DDPS and subject to two leasehold agreements with ASA, each with a term of 50 years expiring on April 10, 2067 and March 13, 2068; and (ii) the municipality of Tujetsch by means of a personal easement agreement which expires on October 12, 2032 with an option to apply for renewal. We also hold a passenger transport concessions from the FOT, for a total of 12 cableway installations by means of a plan approval dated May 3, 2014. Each passenger transport concession has a separate expiration date between 2026 and 2042, and we will then be able to apply for an extension or new concession. Portions of our operations at Crans-Montana are located on land owned by regional Bourgeoisies, the municipality of Crans-Montana and private property owners, whereby the owners have granted building rights and/or easements for the operations. Such leasehold property rights expire between 2027 and 2094, and we will then be able to negotiate for an extension. These leasehold properties primarily relate to forest and agricultural zones for which usage is needed for the operation of the ski lifts (e.g. passing through of ski lifts or in connection with the arrival or departure stations of the ski lifts) and are spread over the entire ski resort. We also hold passenger transport concessions from the FOT, for a total of 20 cableway installations. Each passenger transport concession has a separate expiration date between 2032 and 2047, and we will then be able to apply for an extension or new concession. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

Any resource efficiency transformation initiatives that we undertake may not deliver the results we expect.
To create organizational effectiveness and scale for operating leverage as we grow globally, we announced a multi-year resource efficiency transformation plan to achieve $100 million in annualized savings by the end of 2026. Our ability to realize anticipated benefits from these plans is subject to many estimates and assumptions, including business, economic and competitive uncertainties and contingencies, and accordingly there can be no assurance that the anticipated savings, operating efficiencies or other benefits will be achieved, within the anticipated timeframes or at all, or that they will not be significantly and materially less than anticipated.

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
The information, security and privacy requirements imposed by applicable laws and governmental regulation and the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, particularly in light of the launch of the My Epic App, or otherwise impact our ability to market our products, properties and services to our guests. In addition, any failure to maintain compliance with such regulations may cause us to incur significant penalties and generate negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Changes in U.S. or international law affecting marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. If access to lists of potential customers from travel service providers or other companies with whom we have relationships was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business or competitive position.
We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continuously improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems, network security and infrastructure. Particularly in light of the launch of the My Epic App, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. Also, we may be unable to devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

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

We have recently acquired Crans-Montana, which was not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), and may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.
We have recently acquired Crans-Montana, which was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2024 did not include certain elements of the internal controls of Crans-Montana, which was acquired on May 2, 2024.

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
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and have placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. In 2017, we launched an ambitious Commitment to Zero pledge to have a zero net operating footprint by 2030, which includes commitments to (i) achieving zero net emissions, (ii) zero waste to landfill, and (iii) zero net operating impact to forests. Additionally, we were awarded the NSAA’s Golden Eagle Climate Change award at the 2023 NSAA annual conference and we were a finalist for the NSAA Golden Eagle Overall Environmental Excellence Award at the 2024 NSAA annual conference; however we may not be able to sustain such recognition for our ESG efforts. If our ESG practices do not meet investor, consumer or employee expectations related to our Commitment to Zero or any other ESG initiative, which continue to evolve, or if we do not maintain recognition for our ESG efforts, our brand, reputation and customer retention may be negatively impacted.

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
In recent years, we have completed numerous acquisitions and may continue to acquire certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our Resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including our recent acquisitions of the Seven Springs Resorts, Andermatt-Sedrun and Crans-Montana, some of which include:

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
We have and may continue to increase our operations outside of the United States, with international acquisitions to date including Whistler Blackcomb in Canada; Perisher, Hotham and Falls Creek in Australia; and Andermatt-Sedrun and Crans-Montana in Switzerland. We are accordingly subject to a number of risks relating to doing business internationally. We also intend to consider strategic growth opportunities for our portfolio globally through acquisitions in attractive international markets to service demonstrable demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. Our international operations and properties and in particular our newly acquired European properties could be affected by factors peculiar to the laws, regulations and business practices of those jurisdictions. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

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
We are exposed to currency translation risk because the local currency utilized in the operations of Whistler Blackcomb, Perisher, Hotham, Falls Creek, Andermatt-Sedrun and Crans-Montana are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar, Swiss franc and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We currently do not enter into hedging arrangements to minimize the impact of foreign currency fluctuations. We expect that our exposure to foreign currency exchange rate fluctuations will increase as our international operations grow and if we acquire additional international resorts.

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

In addition, the Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.

We are also subject to the examination of tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

Risks Relating to Ownership of our Common Stock

We cannot provide assurance that we will pay dividends, or if paid, that dividend payments will be consistent with historical levels.
We have generally paid quarterly dividends since fiscal 2011 (with the exception of several quarters in Fiscal 2020 and Fiscal 2021 to maintain short-term liquidity in response to the COVID-19 pandemic), which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors, and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, our Board of Directors may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value. On September 25, 2024, our Board of Directors approved a cash dividend of $2.22 per share payable on October 24, 2024 to stockholders of record as of October 8, 2024.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2024, we had $2.8 billion in total indebtedness outstanding. This amount includes (i) $959.8 million of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement that matures in 2029, (ii) $600.0 million aggregate principal amount of our unsecured senior notes due 2032 (the “6.50% Notes”), (iii) $575.0 million in aggregate principal amount of 0.0% convertible notes due 2026 (the “0.0% Convertible Notes”), (iv) $369.1 million with respect to our obligation associated with the Canyons long-term lease, (v) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR”), as amended (collectively, the “EPR Agreements”), (vi) $52.6 million with respect to our obligations associated with outstanding debt of certain employee housing entities, (vii) $37.1 million with respect to the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden (the “NRP Loan”), and (viii) $27.9 million with respect to our obligations associated with Whistler Blackcomb employee housing leases. We also have a credit agreement at Whistler Blackcomb that matures in 2028 (the “Whistler Credit Agreement”), which had no amounts outstanding as of July 31, 2024. Collectively, the Vail Holdings Credit Agreement, the Whistler Credit Agreement, the EPR Agreements and the NRP Loan are referred to herein as the “Credit Agreements,” and such facilities, the “Credit Facilities.” Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Under the Vail Holdings Credit Agreement, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at a rate of SOFR plus 1.60%. As of July 31, 2024 we also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $371.1 million over the term of the leases. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

Furthermore, our debt under our Credit Facilities bears interest at variable rates, which may be impacted by potential future changes in interest rates due to reference rate reform. We may be able to incur additional indebtedness in the future. The terms of our Credit Facilities, the 0.0% Convertible Notes and the 6.50% Notes do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

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

The indenture governing the 6.50% Notes contains a number of significant restrictions and covenants that limit our ability to:
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
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. Since inception of this stock repurchase program through July 31, 2024, the Company has repurchased 9,369,680 shares at a cost of approximately $1,129.4 million, excluding accrued excise tax. As of July 31, 2024, 630,320 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
Cybersecurity is a dynamic and constantly evolving field. We are committed to continuously improving our cybersecurity posture by staying informed about emerging threats, adopting industry best practices, and integrating feedback from our assessments and incidents. Our goal is to maintain a resilient cybersecurity framework that protects our assets and supports our long-term business objectives.
We manage risks from cybersecurity threats through our overall enterprise risk management process, which is overseen by our Board. Our cybersecurity risks are considered individually as part of our enterprise risk management process alongside other risks, and priorities and discussed with our Board. Management has created an information security program, which is comprised of a dedicated information security team and policies, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats. Our policies, procedures, and processes follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization, as well as other relevant standards. Our program is designed to maintain the confidentiality, integrity, security, and availability of data created, collected, stored, and used to operate our business.

We identify, assess, and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises, control gap analyses, threat modeling, impact analyses, internal audits, external audits, vulnerability scans, penetration tests, and engagement of third parties to conduct analyses of our information security program. We obtain cybersecurity threat intelligence from recognized forums, third parties, and other sources as part of our risk assessment process. We also maintain a risk-based approach for assessing, identifying, and managing risks from cybersecurity threats associated with third party service providers and other companies with whom we do business. As part of our cybersecurity program, team members receive cybersecurity training and participate in awareness programs including phishing simulation exercises and reminders, and programming and events during Cybersecurity Awareness Month. We also carry cyber security insurance, which is renewed annually and covers cyber events and business interruption. We closely monitor costs of breaches within the industry in an effort to ensure that our coverage is sufficient to address all reasonably foreseeable threats and levels of risk.
We maintain an Incident Response Plan (“IRP”), which applies to information security incidents. Our IRP sets out a coordinated, multi-functional approach for investigating, containing, and mitigating incidents, as well as the communication protocol of such incidents to senior management and other key stakeholders pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. In general, our incident response process follows the NIST framework and focuses on four phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication, and recovery; and (iv) post-incident remediation.
Board oversight of cybersecurity risk management is supported by the Audit Committee, which regularly reviews internal reports from management with respect to information technology and cybersecurity issues, and interacts with our enterprise risk management function and our Chief Information Officer (“CIO”) regarding major cybersecurity risk areas and recommended actions to address such risks.

Cybersecurity Governance
Our Information Security and Compliance teams, in coordination with the Board and Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes, and practices that our CIO and our Vice President of Information Security, in coordination with our Information Technology Senior Leadership Team, develop and implement to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee are also informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each quarter, the Audit Committee discusses our approach to cybersecurity risk management with our CIO, and at least annually, or more frequently as necessary, our CIO meets with the Board to discuss cybersecurity risk management.
Our CIO and our Vice President of Information Security are principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across company. Our CIO serves as Chair of our Cybersecurity Incident Materiality Assessment Council and works in coordination with the other members of our Executive Committee.
Our CIO has served in various roles in information technology and information security for over 27 years, including in technology leadership roles such as Chief Information Officer, Vice President Business Technology, Vice President Business Information Services, Senior Director of Mountain Technology, Director of Resort Application Development, and Director of Order Management Systems leadership roles for large public companies. Our CIO holds a B.B.A. in Management Information Systems and Accounting from University of Oklahoma.
Our Vice President of Information Security has served in various roles in information technology and information security for over 27 years, including as Vice President of Information Security for large public companies. In addition, our Vice President of Information Security has previously held roles including Vice President of Information Security and Technology, Senior Director Information Technology, Director IT Security and Compliance, and Senior IT Audit Manager. Our Vice President of Information Security holds several certifications including CISSP, CISA, CISSM, and PCI-ISA. Our Vice President of Information Security holds a B.S. in Management Information Systems from Iowa State University and an MBA from Auburn University.
Our CIO and Vice President of Information Security, in coordination with our Legal, Internal Audit, and Compliance teams, work collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our security IRP. To facilitate the success of this program, multidisciplinary teams throughout the company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the ongoing communications from these teams, the CIO, the Vice President of Information Security, and our Cybersecurity Incident Materiality Assessment Council monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
The Audit Committee reviews our cybersecurity management strategy and initiatives on a regular basis and oversees the management of risks from cybersecurity threats, including the policies, processes, and practices implemented by the Company to address such risks. The Audit Committee also routinely receives reports on the cybersecurity landscape, regulatory requirements, industry standards, and emerging threats. Prompt and timely information regarding any significant cybersecurity incident as specified in our IRP, including ongoing updates as the incident unfolds and until it has been addressed, are also provided to both the Board and the Audit Committee.
We do not currently believe cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations, or financial condition; however, we could experience a cybersecurity incident that materially affects us in the future.

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Andermatt Ski Resort, Switzerland	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements, and dining facilities
Andermatt Ski Resort, Switzerland	Leased	Ski resort operations, including buildings, commercial space, parking and other improvements, dining facilities and employee housing
Andermatt Ski Resort, Switzerland	Easement	Ski resort operations, including third party land use rights, and dining facilities
Andermatt Ski Resort, Switzerland	Concession contract	Ski resort operations, including third party land use rights
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements

Location	Ownership	Use
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concession contract	Lodging and dining facilities
Crans-Montana Mountain Resort, Switzerland	84% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Crans-Montana Mountain Resort, Switzerland	Owned	Ski resort operations, including ski school and dining operations
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concession contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concession contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concession contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Laurel Mountain, PA	Leased	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings and other improvements

Location	Ownership	Use
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Snow, VT (894 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mount Sunapee Resort, NH (850 acres)	Owned/Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seven Springs Resort, PA	Owned	Ski trails, ski lifts, dining facilities, commercial space, lodging, property management, conference facilities and other improvements
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, Inc. (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 245 rental and retail stores (of which approximately 85 stores are currently held under lease) for recreational products, 7 leased warehouses and 4 My Epic Gear member services locations.
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities

Location	Ownership	Use
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH (953 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

Many of our properties are used across all segments in complementary and interdependent ways.

ITEM 3.LEGAL PROCEEDINGS.
We are a party to various lawsuits arising in the ordinary course of business. We believe that we have adequate insurance coverage and/or have accrued for all estimable and probable loss contingencies for asserted and unasserted matters and that, although the ultimate outcome of such claims cannot be ascertained, current pending and threatened claims are not expected, individually or in the aggregate, to have a material adverse impact on our financial position, results of operations and cash flows. For additional information, see Notes to Consolidated Financial Statements.

ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 23, 2024, 37,485,473 shares of common stock were outstanding, held by approximately 231 holders of record.
Dividend Policy
In fiscal 2011, our Board of Directors approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. On September 25, 2024, our Board of Directors approved a cash dividend of $2.22 per share payable on October 24, 2024 to stockholders of record as of October 8, 2024. We expect to fund the dividend with available cash on hand.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of our fiscal year ended July 31, 2024 (“Fiscal 2024”):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2024 - May 31, 2024	—	$—	—	768,910
June 1, 2024 - June 30, 2024	138,590	$180.38	138,590	630,320
July 1, 2024 - July 31, 2024	—	$—	—	630,320
Total	138,590	$180.38	138,590	630,320
(1)     Average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.
(2)     The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase up to 10,000,000 Vail Shares. From inception of this stock repurchase program through July 31, 2024, the Company has repurchased 9,369,680 shares at a cost of approximately $1,129.4 million, excluding excise tax. As of July 31, 2024, 630,320 shares remained available to repurchase under the existing repurchase authorization. On September 25, 2024, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,100,000 Vail Shares. As a result, 1,730,320 Vail Shares are available to repurchase under the share repurchase program. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2020 through the end of Fiscal 2024. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure

Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.
The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
MTN
Russell 2000
S&P 500
DJ US Travel & Leisure

	As of July 31,
	2019	2020	2021	2022	2023	2024
Vail Resorts, Inc.	$100.00	$73.31	$116.51	$92.40	$94.94	$76.48
Russell 2000	$100.00	$91.14	$138.48	$118.64	$127.97	$146.17
Standard & Poor’s 500	$100.00	$120.87	$164.90	$157.22	$177.64	$216.97
Dow Jones U.S. Travel and Leisure	$100.00	$88.25	$129.66	$105.59	$138.95	$144.40
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

Items excluded from Resort Reported EBITDA, Total Reported EBITDA and Net Debt are significant components in understanding and assessing financial performance or liquidity. Resort Reported EBITDA, Total Reported EBITDA and Net Debt should not be considered in isolation or as an alternative to, or substitute for, net income, net change in cash and cash equivalents or other financial statement data presented in the Consolidated Financial Statements. Because Resort Reported EBITDA, Total Reported EBITDA and Net Debt are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, Resort Reported EBITDA, Total Reported EBITDA and Net Debt, as presented herein, may not be comparable to other similarly titled measures of other companies. In addition, our segment Reported EBITDA (i.e. Mountain, Lodging and Real Estate), the measure of segment profit or loss required to be disclosed in accordance with GAAP, may not be comparable to other similarly titled measures of other companies.
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 88%, 12% and 0%, respectively, of our net revenue for Fiscal 2024.

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas (collectively, “Resorts”):

*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to our regional ski areas, which tend to generate skier visits predominantly from their respective local markets.

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 57%, 56%, and 59% of Mountain segment net revenue for Fiscal 2024, the fiscal year ended July 31, 2023 (“Fiscal 2023”) and the fiscal year ended July 31, 2022 (“Fiscal 2022”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For both the 2023/2024 and 2022/2023 North American ski seasons, Destination guests comprised approximately 57% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43%, which compares to approximately 58% and 42%, respectively, for the 2021/2022 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who want to purchase access for a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2024/2025 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in our Consolidated Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 65%, 61% and 61% of total lift revenue was derived from pass revenue for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor and expenses associated with our dining operations; as such, profit margins can fluctuate greatly based on the level of revenues.
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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 68%, 71% and 73% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our overall results for the year highlight the stability and resilience of our advance commitment strategy. Skier visitation declined 9.5% compared to the prior year, driven by unfavorable conditions across our resorts in North America and Australia, combined with the impact of broader industry normalization post-COVID following record visitation in North America during the 2022/2023 ski season. In North America, snowfall across our western resorts was down 28% from the prior year and our Eastern U.S. resorts (comprising the Midwest, Mid-Atlantic and Northeast) experienced limited natural snow and variable temperatures. Despite industry normalization and challenging conditions, Resort Reported EBITDA, excluding the impact of the Crans-Montana acquisition, remained consistent with prior year results. Performance was supported by strong growth in ancillary spending per visit across ski school, dining, and rental businesses at our resorts, and by strong delivery of the guest experience and cost discipline across our operations.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2024, we began our season pass sales program for the 2024/2025 North American ski season. Pass product sales through September 20, 2024 for the upcoming 2024/2025 North American ski season decreased approximately 3% in units and increased approximately 3% in sales dollars as compared to the prior year period through September 22, 2023. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.74 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2024 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2024/2025 North American ski season.

•The economies in the countries in which we operate and from which we attract our guests may be impacted by economic challenges associated with elevated inflation, prolonged elevated interest rates, geopolitical conflicts, political uncertainty and financial institution disruptions and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns and other negative impacts to consumer discretionary spending may have a pronounced impact on visitation to our

Resorts. We cannot predict the extent to which we may be impacted by such potential economic challenges, whether in North America or globally.

•As of July 31, 2024, we had $322.8 million of cash and cash equivalents, as well as $407.9 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $500.0 million less certain letters of credit outstanding of $92.1 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2024, we had C$296.6 million ($214.8 million) available under the revolver component of the Whistler Credit Agreement which represents the total commitment of C$300.0 million ($217.3 million) less letters of credit outstanding of C$3.4 million ($2.5 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

•On May 2, 2024, we acquired Crans-Montana Mountain Resort (“Crans-Montana”) in Switzerland from CPI Property Group for a cash purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items. We acquired (i) an 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA, which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. We plan to include unlimited and unrestricted access to Crans-Montana on the Epic Pass for the 2024/2025 ski season, as well as provide access on other pass products. We cannot predict the ultimate impact the acquisition of Crans-Montana will have on our future results of operations.
Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2024, Fiscal 2023 and Fiscal 2022 (in thousands):

	Year ended July 31,
	2024	2023	2022
Net income attributable to Vail Resorts, Inc.	$230,405	$268,148	$347,923
Income before provision for income taxes	$345,095	$373,517	$457,161
Mountain Reported EBITDA	$802,072	$822,570	$811,167
Lodging Reported EBITDA	23,018	12,267	25,747
Resort Reported EBITDA	$825,090	$834,837	$836,914
Real Estate Reported EBITDA	$1,475	$(1,728)	$(3,927)

A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024), Andermatt-Sedrun (acquired August 3, 2022) and Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts,” acquired December 31, 2021) prospectively from their respective dates of acquisition.

The sections titled “Fiscal 2024 compared to Fiscal 2023” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2024 to Fiscal 2023, unless otherwise noted. Discussion of our financial results for Fiscal 2023 compared to Fiscal 2022 can be found in our Annual Report on Form 10-K for Fiscal 2023, which was filed on September 28, 2023.

Mountain Segment
Mountain segment operating results for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are presented by category as follows (in thousands, except effective ticket price (“ETP)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2024	2023	2022	2024/2023	2023/2022
Mountain net revenue:
Lift	$1,442,784	$1,420,900	$1,310,213	1.5%	8.4%
Ski school	304,548	287,275	223,645	6.0%	28.5%
Dining	227,572	224,642	163,705	1.3%	37.2%
Retail/rental	317,196	361,484	311,768	(12.3)%	15.9%
Other	252,270	246,605	203,783	2.3%	21.0%
Total Mountain net revenue	2,544,370	2,540,906	2,213,114	0.1%	14.8%

Mountain operating expense:
Labor and labor-related benefits	731,153	744,613	561,266	(1.8)%	32.7%
Retail cost of sales	107,093	118,717	99,024	(9.8)%	19.9%
Resort related fees	110,113	104,797	93,177	5.1%	12.5%
General and administrative	350,788	325,903	292,412	7.6%	11.5%
Other	444,204	424,911	358,648	4.5%	18.5%
Total Mountain operating expense	1,743,351	1,718,941	1,404,527	1.4%	22.4%
Mountain equity investment income, net	1,053	605	2,580	74.0%	(76.6)%
Mountain Reported EBITDA	$802,072	$822,570	$811,167	(2.5)%	1.4%
Total skier visits	17,564	19,410	17,298	(9.5)%	12.2%
ETP	$82.14	$73.20	$75.74	12.2%	(3.4)%

Mountain Reported EBITDA includes $23.2 million, $21.2 million and $20.9 million of stock-based compensation expense for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Fiscal 2024 compared to Fiscal 2023
Mountain Reported EBITDA decreased $20.5 million, or 2.5%. The decrease was primarily driven by (i) challenging conditions at our North American resorts for a large portion of the 2023/2024 ski season compared to the prior year, as well as broader industry normalization post-COVID following record visitation in North America during the 2022/2023 ski season, which led to a decline in both Local and Destination skier visitation and decreases in non-pass revenue and retail/rental revenue; (ii) our Australian operations, which experienced weather-related challenges that impacted terrain during the 2023 and 2024 Australian ski seasons, compared to record visitation and favorable snow conditions during the 2022 ski season; and (iii) increases in general and administrative expenses, property tax expense and repairs and maintenance expense, each including the impact of inflation. These decreases were partially offset by (i) an increase in pass revenue, driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year; (ii) strong growth in spending per visit in our ski school and dining businesses compared to the prior year; (iii) decreased labor and labor-related benefits due to disciplined cost management in response to decreased skier visits; and (iv) other decreases in variable expenses. Mountain segment results also include $8.0 million and $3.1 million of acquisition and integration related expenses for Fiscal 2024 and Fiscal 2023, respectively.

Lift revenue increased $21.9 million, or 1.5%, primarily due to an increase in pass revenue of 9.4%, which was primarily driven by an increase in pass product sales for the 2023/2024 North American ski season compared to the prior year, partially offset by a decrease in non-pass revenue of 10.7%, primarily driven by challenging conditions at our North American resorts for a large portion of the season compared to the prior year, as well as broader industry normalization post-COVID following record visitation in North America during the 2022/2023 ski season, and a decrease in non-pass revenue at our Australian resorts as a result of decreased visitation from weather-related challenges that impacted terrain during the 2023 and 2024 Australian ski seasons, compared to record visitation and favorable snow conditions in the 2022 Australian ski season. The decrease in non-pass revenue was partially offset by an increase in non-pass ETP of 11.2%.

Ski school revenue increased $17.3 million, or 6.0%, and dining revenue increased $2.9 million, or 1.3%, both primarily as a result of an increase in guest spending per visit at our North American resorts. Retail/rental revenue decreased $44.3 million, or 12.3%, for which retail sales decreased $29.2 million, or 13.8%, and rental sales decreased $15.2 million, or 10.1%. The decrease in both retail and rental revenue was primarily driven by a decrease in skier visitation of 9.5%, which impacted sales at our on-mountain retail outlets in North America, as well as broader industry-wide customer spending trends and our exit of certain leased store operations which we operated in the prior year, which resulted in a revenue reduction of approximately $18.2 million.

Other revenue mainly consists of summer revenues, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $5.7 million, or 2.3%, primarily driven by an increase in guest spending per visit at our North American resorts.

Operating expense increased $24.4 million, or 1.4%, which was primarily attributable to an increase in general and administrative expenses, property tax expense, and repairs and maintenance expense, partially offset by reduced labor hours at our North American Resorts in the current year as a result of challenging weather conditions that existed for a large portion of the season, which impacted our ability to operate at full capacity, as well as disciplined cost management. Operating expense includes $8.0 million and $3.1 million of acquisition and integration related expenses for Fiscal 2024 and Fiscal 2023, respectively.

Labor and labor-related benefits decreased 1.8%, primarily attributable to reduced labor hours at our North American Resorts in the current year as a result of challenging weather conditions that existed for a large portion of the season, which impacted our ability to operate at full capacity, as well as disciplined cost management. Retail cost of sales decreased 9.8%, compared to a decrease in retail sales of 13.8%, reflecting decreased margins on retail products driven by higher sales of discounted inventory. Resort related fees increased 5.1% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 7.6%, primarily due to an increase in allocated corporate overhead costs across nearly all corporate functions (which includes the incremental impact of our prior year investments in employee wages, which went into effect in October 2022, and the impact of updated allocations of general and administrative expenses between segments which offsets primarily with decreases in the Lodging segment). Other expense increased 4.5%, primarily due to increased property taxes ($5.0 million), acquisition and integration related expenses ($4.9 million), repairs and maintenance expense ($4.6 million), professional services expense ($3.3 million) and utilities expense ($2.5 million), including the impact of inflation, partially offset by decreased dining cost of sales ($3.8 million) and fuel expenses ($3.4 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Lodging segment operating results for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2024	2023	2022	2024/2023	2023/2022
Lodging net revenue:
Owned hotel rooms	$83,977	$80,117	$80,579	4.8%	(0.6)%
Managed condominium rooms	86,199	96,785	97,704	(10.9)%	(0.9)%
Dining	63,255	62,445	48,569	1.3%	28.6%
Transportation	16,309	15,242	16,021	7.0%	(4.9)%
Golf	13,722	12,737	10,975	7.7%	16.1%
Other	56,368	55,816	46,500	1.0%	20.0%
Lodging net revenue (excluding payroll cost reimbursements)	319,830	323,142	300,348	(1.0)%	7.6%
Payroll cost reimbursements	16,287	17,251	11,742	(5.6)%	46.9%
Total Lodging net revenue	336,117	340,393	312,090	(1.3)%	9.1%
Lodging operating expense:
Labor and labor-related benefits	139,840	148,915	128,884	(6.1)%	15.5%
General and administrative	59,239	63,562	55,081	(6.8)%	15.4%
Other	97,733	98,398	90,636	(0.7)%	8.6%
Lodging operating expense (excluding reimbursed payroll costs)	296,812	310,875	274,601	(4.5)%	13.2%
Reimbursed payroll costs	16,287	17,251	11,742	(5.6)%	46.9%
Total Lodging operating expense	313,099	328,126	286,343	(4.6)%	14.6%
Lodging Reported EBITDA	$23,018	$12,267	$25,747	87.6%	(52.4)%

Owned hotel statistics(1):
ADR	$317.65	$312.15	$309.78	1.8%	0.8%
RevPar	$161.82	$160.75	$170.84	0.7%	(5.9)%
Managed condominium statistics:
ADR	$424.13	$416.77	$410.13	1.8%	1.6%
RevPar	$118.91	$124.41	$122.15	(4.4)%	1.9%
Owned hotel and managed condominium statistics (combined):
ADR	$381.60	$378.62	$373.89	0.8%	1.3%
RevPar	$130.41	$133.48	$133.53	(2.3)%	—%
Lodging Reported EBITDA includes $3.3 million, $4.0 million and $3.7 million of stock-based compensation expense for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Fiscal 2024 compared to Fiscal 2023
Lodging Reported EBITDA increased $10.8 million, or 87.6%, driven by a decrease in labor and labor-related benefits primarily associated with strong cost management and lower staffing required to support a reduced inventory of managed condominium rooms, as well as a decrease in general and administrative expense, partially offset by a decrease in revenues primarily due to a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts.

Revenue from owned hotel rooms increased $3.9 million, or 4.8%, primarily due to an increase in revenue at GTLC as a result of improved visitation which was assisted by favorable weather conditions, and which enabled increased room pricing for owned hotel rooms and resulted in higher ADR. Revenue from managed condominium rooms decreased $10.6 million, or 10.9% primarily due to a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts, as well as decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions at our North American resorts for a large portion of the season compared to the prior year.

Operating expense (excluding reimbursed payroll costs) decreased 4.5%. Labor and labor-related benefits decreased 6.1%, primarily associated with strong cost management and lower staffing required to support a reduced inventory of managed condominium rooms. General and administrative expense decreased 6.8% compared to the prior year, primarily due to a decrease in allocated corporate overhead costs, including the impact of updated allocations of general and administrative expenses between segments which offsets primarily with increases in the Mountain segment.
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
Real Estate segment operating results for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2024	2023	2022	2024/2023	2023/2022
Total Real Estate net revenue	$4,704	$8,065	$708	(41.7)%	1,039.1%
Real Estate operating expense:
Cost of sales (including sales commissions)	3,607	5,146	251	(29.9)%	1,950.2%
Other	5,907	5,489	5,660	7.6%	(3.0)%
Total Real Estate operating expense	9,514	10,635	5,911	(10.5)%	79.9%
Gain on sale of real property	6,285	842	1,276	646.4%	(34.0)%
Real Estate Reported EBITDA	$1,475	$(1,728)	$(3,927)	185.4%	56.0%

Fiscal 2024
During Fiscal 2024, we closed on the sale of a land parcel in Keystone, CO for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million.
Other operating expense of $5.9 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
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

Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year ended July 31,			Percentage Increase/(Decrease)
	2024	2023	2022	2024/2023	2023/2022
Depreciation and amortization	$(276,493)	$(268,501)	$(252,391)	3.0%	6.4%
Interest expense, net	$(161,839)	$(153,022)	$(148,183)	5.8%	(3.3)%
Investment income and other, net	$18,592	$23,744	$3,718	(21.7)%	538.6%
Provision for income taxes	$(98,816)	$(88,414)	$(88,824)	11.8%	(0.5)%
Effective tax rate	(28.6)%	(23.7)%	(19.4)%	4.9 pts	4.3 pts
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2024 increased $8.0 million compared to the prior year, primarily due to depreciation expense recorded for capital projects recently completed at our Resorts and assets acquired in the acquisition of Crans-Montana ($3.4 million).

Interest expense, net. Interest expense, net for Fiscal 2024 increased $8.8 million compared to the prior year, primarily due to an increase in variable interest rates associated with the unhedged portion of our term loan borrowings under the Vail Holdings Credit Agreement.

Investment income and other, net. Investment income and other, net for Fiscal 2024 decreased $5.2 million compared to Fiscal 2023, primarily as a result of decreased average balances of interest-earning investments, as excess cash balances were utilized during Fiscal 2024 for share repurchases and the cash purchase price for the acquisition of Crans-Montana.

Provision for income taxes. The effective tax rate for Fiscal 2024 was 28.6%, compared to 23.7% for Fiscal 2023. The increase in the effective tax rate was primarily due to an increase in net unfavorable discrete items impacting the tax provision in the current period, including a decrease in the impact of the lapse of the statute of limitations for an uncertain tax position ($5.9 million) and a nonrecurring foreign partnership basis adjustment ($4.7 million).

Reconciliation of Non-GAAP Measures
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2024, Fiscal 2023 and Fiscal 2022 (in thousands):

	Year ended July 31,
	2024	2023	2022
Net income attributable to Vail Resorts, Inc.	$230,405	$268,148	$347,923
Net income attributable to noncontrolling interests	15,874	16,955	20,414
Net income	246,279	285,103	368,337
Provision for income taxes	98,816	88,414	88,824
Income before provision for income taxes	345,095	373,517	457,161
Depreciation and amortization	276,493	268,501	252,391
Loss (gain) on disposal of fixed assets and other, net	9,633	9,070	(43,992)
Change in estimated fair value of contingent consideration	47,957	49,836	20,280
Investment income and other, net	(18,592)	(23,744)	(3,718)
Foreign currency loss on intercompany loans	4,140	2,907	2,682
Interest expense, net	161,839	153,022	148,183
Total Reported EBITDA	$826,565	$833,109	$832,987

Mountain Reported EBITDA	$802,072	$822,570	$811,167
Lodging Reported EBITDA	23,018	12,267	25,747
Resort Reported EBITDA	825,090	834,837	836,914
Real Estate Reported EBITDA	1,475	(1,728)	(3,927)
Total Reported EBITDA	$826,565	$833,109	$832,987
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	Year ended July 31,
	2024	2023
Long-term debt, net	$2,721,597	$2,750,675
Long-term debt due within one year	57,153	69,160
Total debt	2,778,750	2,819,835
Less: cash and cash equivalents	322,827	562,975
Net Debt	$2,455,923	$2,256,860

Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are presented by categories as follows (in thousands):

	Year ended July 31,
	2024	2023	2022
Net cash provided by operating activities	$586,774	$639,563	$710,499
Net cash used in investing activities	$(241,069)	$(273,167)	$(347,917)
Net cash used in financing activities	$(574,788)	$(915,708)	$(493,136)
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-ends as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations.

Fiscal 2024 compared to Fiscal 2023
We generated $586.8 million of cash from operating activities during Fiscal 2024, a decrease of $52.8 million compared to $639.6 million generated during Fiscal 2023. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $35.0 million, driven by overpayments, net operating loss carryforwards and other deductions in the prior year which offset our estimated payments during Fiscal 2023; (ii) an increase in cash interest payments ($6.1 million); and (iii) a decrease in investment income collected ($5.2 million).

Cash used in investing activities for Fiscal 2024 decreased by $32.1 million, primarily due to (i) a decrease in capital expenditures of approximately $103.7 million as compared to the prior year, driven by our significant investments in lift upgrades impacting Fiscal 2023; (ii) prior year short-term bank deposit investments of $86.8 million, which were invested in deposits with maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of July 31, 2023, of which $57.6 million and $38.0 million matured during the Fiscal 2024 and Fiscal 2023, respectively; and (iii) $38.6 million of cash paid to Andermatt Swiss Alps AG upon closing the acquisition of Andermatt-Sedrun, net of cash acquired, on August 3, 2022. These decreases in cash used in investing activities were partially offset by the prior year return of a cash deposit of approximately $114.5 million (CHF 110.0 million) originally made in July 2022 in conjunction with the acquisition of Andermatt-Sedrun, which closed on August 3, 2022. The cash deposit was invested into Andermatt-Sedrun, which is included in our consolidated financial statements subsequent to the acquisition being completed. Additionally, the decreases were also partially offset by the cash purchase price of $94.4 million, net of cash acquired of $12.4 million, related to the acquisition of Crans-Montana on May 2, 2024.

Cash used in financing activities decreased by $340.9 million during Fiscal 2024 compared to Fiscal 2023, primarily due to a decrease in repurchases of common stock of $350.0 million.
Significant Sources of Cash
We had $322.8 million of cash and cash equivalents as of July 31, 2024, compared to $563.0 million as of July 31, 2023, and the decrease was primarily attributable to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during Fiscal 2024. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).
In addition to our $322.8 million of cash and cash equivalents at July 31, 2024, we had $407.9 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2024 (which represents the total commitment of $500.0 million less outstanding letters of credit of $92.1 million). Additionally, we had C$296.6 million ($214.8 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($217.3 million) less certain outstanding letters of credit of C$3.4 million ($2.5 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. Under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, any new borrowings would be priced at the Secured Overnight Financing Rate plus 1.60% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.
Significant Uses of Cash
Capital Expenditures
We have historically invested significant amounts of cash in capital expenditures for our resort operations, and we expect to continue to do so, subject to operating performance particularly as it relates to discretionary projects. Currently planned capital expenditures primarily include investments that will allow us to maintain our high-quality standards for the guest experience, as well as certain incremental discretionary improvements at our Resorts, throughout our owned hotels and in technology that can impact the full network. We evaluate discretionary capital improvements based on an expected level of return on investment.

We currently anticipate that we will spend approximately $189 million to $194 million on resort capital expenditures during calendar year 2024, excluding $13 million of incremental capital investments in premium fleet and fulfillment infrastructure to support the official launch of My Epic Gear for the 2024/2025 winter season at 12 destination mountain resorts and regional ski areas across North America, $8 million of growth capital investments at Andermatt-Sedrun, $1 million of reimbursable capital, and investments at Crans-Montana, which we expect will include $3 million of maintenance capital expenditures and $2 million associated with integration activities at Crans-Montana. Including My Epic Gear premium fleet, fulfillment infrastructure capital, one-time investments, and investments at Crans-Montana, our total capital plan for calendar year 2024 is expected to be approximately $216 million to $221 million. Included in these estimated capital expenditures are approximately $117 million to $122 million of maintenance capital expenditures (excluding Crans-Montana), which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Approximately $81 million was spent for capital expenditures in calendar year 2024 as of July 31, 2024, leaving approximately $135 million to $140 million to spend in the remainder of calendar year 2024.
Acquisition of Crans-Montana
On May 2, 2024, we acquired Crans-Montana for a purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items, which was funded with cash on hand.
Debt
As of July 31, 2024, principal payments on $2.0 billion of our $2.8 billion in long-term debt outstanding as of July 31, 2024 are not due until fiscal year 2029 and beyond. As of both July 31, 2024 and 2023, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) was $2.5 billion and $2.3 billion as of July 31, 2024 and 2023, respectively.
As of July 31, 2024, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan facility of $959.8 million, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$300.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $0.6 billion of net variable-rate debt outstanding as of July 31, 2024 (net of $400.0 million of interest rate swap agreements which hedged the variable interest rate component of the Vail Holdings Credit Agreement, and which expired on September 23, 2024). A 100-basis point change in our borrowing rates would cause our annual interest payments on our net variable-rate debt to change by approximately $6.1 million based on the rates in effect as of July 31, 2024, which does not include the impact of the expiration of the interest rate swaps. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
On May 8, 2024, we completed our offering of $600 million aggregate principal amount of 6.50% senior notes due 2032 at par (the “Notes”). The Notes are unsecured senior obligations of the Company and will be guaranteed by certain of our domestic subsidiaries (other than certain excluded subsidiaries). The net proceeds, together with cash on hand, funded the redemption of all $600 million of our outstanding 6.25% Senior Notes due 2025 at a redemption price equal to 100% of their principal amount and all related fees and expenses. We will pay interest on the Notes on May 15 and November 15 of each year commencing on November 15, 2024. The Notes will mature on May 15, 2032. The Notes are redeemable, in whole or in part, at any time on or after May 15, 2027 at the redemption prices specified in a 2024 Indenture dated as of May 8, 2024 (the “2024 Indenture”) plus accrued and unpaid interest. Prior to May 15, 2027, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2024 Indenture. In addition, prior to May 15, 2027, we may redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.50% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2024 Indenture).

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
Material Cash Requirements
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $2.8 billion as of July 31, 2024, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received. A summary of our material cash obligations as of July 31, 2024 (excluding obligations presented elsewhere, including Notes to Consolidated Financial Statements) is presented below (in thousands):

	Payments Due by Period
		Fiscal	2-3	4-5	More than
	Total	2025	years	years	5 years
Long-term debt (1)	$3,481,028	171,107	912,578	1,007,745	1,389,598
Service contracts	$45,577	33,480	11,317	780	—
Purchase obligations and other (2)	$591,423	409,398	93,811	3,119	85,095
Total contractual cash obligations	$4,118,028	$613,985	$1,017,706	$1,011,644	$1,474,693
(1) Long-term debt includes principal payments, fixed-rate interest payments (including payments that are required under interest rate swaps) and estimated variable interest payments utilizing interest rates in effect at July 31, 2024, and assumes all debt outstanding as of July 31, 2024 will be held to maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2024, and do not reflect interest obligations on potential future debt or refinancing.
Long-term debt also includes $12.8 million of proceeds resulting from real estate transactions accounted for as financing arrangements, which are expected to be recognized on the Company’s Statements of Operations in future years as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
(2) Purchase obligations and other primarily includes amounts which are classified as trade payables ($141.2 million), accrued payroll and benefits ($104.2 million), accrued fees and assessments ($33.9 million), contingent consideration liability ($104.2 million) and accrued taxes (including taxes for uncertain tax positions) ($112.5 million) on our Consolidated Balance Sheet as of July 31, 2024. These amounts also include other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, which are not included on our Consolidated Balance Sheet as of July 31, 2024 in accordance with GAAP.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Shares and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), and 2,500,000 Vail Shares (March 7, 2023), for a total authorization to repurchase shares of up to 10,000,000 Vail Shares. During Fiscal 2024, we repurchased 721,378 shares (at an average price of $207.93) for a total cost of approximately $150.0 million, excluding accrued excise tax. Since the inception of this stock repurchase program through July 31, 2024, we have repurchased 9,369,680 Vail Shares at a cost of approximately $1,129.4 million. As of July 31, 2024, 630,320 Vail Shares remained available to repurchase under the existing repurchase authorization. On September 25, 2024, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,100,000 Vail Shares. As a result, 1,730,320 Vail Shares are available to repurchase under the share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Dividend Payments
During Fiscal 2024, we paid cash dividends of $8.56 per share ($323.7 million). During Fiscal 2023, we paid cash dividends of $7.94 per share ($314.4 million, including cash dividends paid to Exchangeco shareholders). On September 25, 2024, our Board of Directors approved a cash dividend of $2.22 per share payable on October 24, 2024 to stockholders of record as of October 8, 2024. We expect to fund the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Covenants and Limitations
We must abide by certain restrictive financial covenants under our credit agreements. The most restrictive of those covenants include the following: for the Vail Holdings Credit Agreement, Net Funded Debt to Adjusted EBITDA ratio, Secured Net Funded Debt to Adjusted EBITDA ratio and the Interest Coverage ratio (each as defined in the Vail Holdings Credit Agreement); for the Whistler Credit Agreement, Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Whistler Credit Agreement); and for the EPR Secured Notes, Maximum Leverage Ratio and Consolidated Fixed Charge Ratio (each as defined in the EPR Agreements). Additionally, the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 includes restrictive covenants requiring certain minimum financial results (as defined in the agreement). In addition, our financing arrangements limit our ability to make certain restricted payments, pay dividends on or redeem or repurchase stock, make certain investments, make certain affiliate transfers and may limit our ability to enter into certain mergers, consolidations or sales of assets and incur certain indebtedness. Our borrowing availability under the Vail Holdings Credit Agreement is primarily determined by the Net Funded Debt to Adjusted EBITDA ratio, which is based on our operating performance, as defined in the Vail Holdings Credit Agreement. Our borrowing availability under the Whistler Credit Agreement is primarily determined by the Consolidated Total Leverage Ratio, which is based on the operating performance of the loan parties, as defined in the Whistler Credit Agreement.
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2024. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2025; however, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
Off Balance Sheet Arrangements
We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
The preparation of Consolidated Financial Statements in conformity with GAAP requires us to select accounting policies and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.
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
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, determination of the type of impairment test that should be performed, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We have the option to first perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than its carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact the estimated fair value since the previous quantitative analysis was performed, a quantitative impairment test may be required. The quantitative test includes determination of the estimated fair value of our reporting units using a discounted cash flow analysis and determination of the estimated fair value of indefinite-lived intangible assets primarily using the income approach based upon estimated future revenue streams. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of terminal value, determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and the amount of any potential impairment for each reporting unit or indefinite-lived intangible asset.
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. If the net carrying value of the reporting units or assets exceed their estimated fair value, an impairment will be recognized in an amount equal to that excess; otherwise, no impairment loss is recognized. During Fiscal 2024, we performed qualitative analyses of our reporting units and indefinite-lived intangible assets and determined that the estimated fair value of all material reporting units and indefinite-lived intangible assets exceeded their respective carrying values.
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

While we believe that our estimates and judgments are reasonable and while historical quantitative tests concluded that the estimated fair values of our reporting units and indefinite-lived assets that are in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2024, we had $1,678.0 million of goodwill and $252.2 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.
Tax Contingencies
Description
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to uncertain tax positions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the largest tax benefit that is cumulatively greater than 50% likely of being reversed upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, interpretation of tax law, effectively settled issues under audit and new audit activity. A significant amount of time may pass before a particular matter, for which we may have established a reserve, is audited and fully resolved.
Judgments and Uncertainties
The estimates of our tax contingencies reserve contain uncertainty because management must use judgment to estimate the potential exposure associated with our various filing positions.
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments we have made related to tax contingencies are reasonable and we have adequate reserves for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties, are $57.1 million as of July 31, 2024. This reserve solely relates to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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

Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $30.3 million for Fiscal 2024.
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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature, with a typical peak operating season in North America and Europe generally beginning in mid-December and running through mid-April. In particular, revenue and profits for our North American and European mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessioner properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months, and these operations typically incur operating losses during the North American and European winter months. Revenue and profits generated by NPS concessioner properties’ summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American and European mountain and other lodging operations. During Fiscal 2024, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2024, we had approximately $0.6 billion of net variable rate indebtedness (after taking into consideration $400.0 million in interest rate swaps which converts variable-rate debt to fixed-rate debt, which expired on September 23, 2024), representing approximately 22% of our total debt outstanding, at an average interest rate during Fiscal 2024 of approximately 6.9%. Based on variable-rate borrowings outstanding as of July 31, 2024, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by $6.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates, as well as our potential entry into future interest rate hedging instruments or expiration of existing interest rate hedging agreements.
Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar, Australian dollar and Swiss franc compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb are reported in Canadian dollars; the results of our Australian resorts are reported in Australian dollars; and the results of our Swiss resorts are reported in Swiss francs, each of which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.
The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2024	2023	2022
Foreign currency translation adjustments	$(67,384)	$(25,439)	$(46,493)
Foreign currency loss on intercompany loans	$(4,140)	$(2,907)	$(2,682)

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2024, 2023 and 2022

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2024, the Company’s internal control over financial reporting was effective. Management’s evaluation and conclusion on the effectiveness of internal control over financial reporting as of July 31, 2024 excluded certain elements of internal controls of Crans-Montana Mountain Resort (“Crans-Montana,” acquired May 2, 2024) due to the timing of this acquisition. Those elements of the acquired resort’s internal controls over financial reporting that have been excluded represent approximately 0.4% of total consolidated assets and approximately 0.1% of total consolidated net revenues of the Company as of and for the year ended July 31, 2024.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Crans-Montana Mountain Resort from its assessment of internal control over financial reporting as of July 31, 2024 because it was acquired by the Company in a purchase business combination during the year ended July 31, 2024. We have also excluded Crans-Montana from our audit of internal control over financial reporting. Crans-Montana is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.4% and less than 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2024.

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

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $104.2 million as of July 31, 2024 for additional amounts that management believes are likely to be paid to the previous owner of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, significant assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

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
September 26, 2024

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$322,827	$562,975
Restricted cash	14,236	10,118
Trade receivables, net of allowances	375,752	381,067
Inventories, net of reserves	118,988	132,548
Other current assets	79,558	121,403
Total current assets	911,361	1,208,111
Property, plant and equipment, net (Note 8)	2,422,635	2,371,557
Real estate held for sale or investment	86,548	90,207
Goodwill, net (Note 8)	1,677,975	1,720,344
Intangible assets, net (Note 8)	302,535	309,345
Operating right-of-use assets (Note 4)	256,627	192,289
Other assets	40,756	55,901
Total assets	$5,698,437	$5,947,754
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,000,798	$978,021
Income taxes payable	55,358	83,514
Long-term debt due within one year (Note 6)	57,153	69,160
Total current liabilities	1,113,309	1,130,695
Long-term debt, net (Note 6)	2,721,597	2,750,675
Operating lease liabilities (Note 4)	233,465	168,326
Other long-term liabilities	311,768	286,261
Deferred income taxes, net (Note 10)	279,815	276,137
Total liabilities	4,659,954	4,612,094
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,855 and 46,798 shares issued, respectively	469	468
Additional paid-in capital	1,145,610	1,124,433
Accumulated other comprehensive loss	(67,288)	(10,358)
Retained earnings	780,431	873,710
Treasury stock, at cost; 9,370 and 8,648 shares, respectively (Note 13)	(1,135,685)	(984,306)
Total Vail Resorts, Inc. stockholders’ equity	723,537	1,003,947
Noncontrolling interests	314,946	331,713
Total stockholders’ equity	1,038,483	1,335,660
Total liabilities and stockholders’ equity	$5,698,437	$5,947,754
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2024	2023	2022
Net revenue:
Mountain and Lodging services and other	$2,388,227	$2,372,175	$2,116,547
Mountain and Lodging retail and dining	492,260	509,124	408,657
Resort net revenue	2,880,487	2,881,299	2,525,204
Real Estate	4,704	8,065	708
Total net revenue	2,885,191	2,889,364	2,525,912
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,458,369	1,454,324	1,180,963
Mountain and Lodging retail and dining cost of products sold	188,054	203,278	162,414
General and administrative	410,027	389,465	347,493
Resort operating expense	2,056,450	2,047,067	1,690,870
Real Estate	9,514	10,635	5,911
Total segment operating expense	2,065,964	2,057,702	1,696,781
Other operating (expense) income:
Depreciation and amortization	(276,493)	(268,501)	(252,391)
Gain on sale of real property	6,285	842	1,276
Change in estimated fair value of contingent consideration (Note 9)	(47,957)	(49,836)	(20,280)
(Loss) gain on disposal of fixed assets and other, net	(9,633)	(9,070)	43,992
Income from operations	491,429	505,097	601,728
Interest expense, net	(161,839)	(153,022)	(148,183)
Mountain equity investment income, net	1,053	605	2,580
Investment income and other, net	18,592	23,744	3,718
Foreign currency loss on intercompany loans (Note 6)	(4,140)	(2,907)	(2,682)
Income before provision for income taxes	345,095	373,517	457,161
Provision for income taxes (Note 10)	(98,816)	(88,414)	(88,824)
Net income	246,279	285,103	368,337
Net income attributable to noncontrolling interests	(15,874)	(16,955)	(20,414)
Net income attributable to Vail Resorts, Inc.	$230,405	$268,148	$347,923
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$6.08	$6.76	$8.60
Diluted net income per share attributable to Vail Resorts, Inc.	$6.07	$6.74	$8.55
Cash dividends declared per share	$8.56	$7.94	$5.58
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2024	2023	2022
Net income	$246,279	$285,103	$368,337
Foreign currency translation adjustments	(67,384)	(25,439)	(46,493)
Change in estimated fair value of hedging instruments, net of tax	(11,149)	3,691	18,906
Comprehensive income	167,746	263,355	340,750
Comprehensive loss (income) attributable to noncontrolling interests	5,729	(16,488)	(9,703)
Comprehensive income attributable to Vail Resorts, Inc.	$173,475	$246,867	$331,047
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2021	$466	$1,196,993	$27,799	$773,752	$(404,411)	$1,594,599	$234,469	$1,829,068
Comprehensive income:
Net income	—	—	—	347,923	—	347,923	20,414	368,337
Foreign currency translation adjustments	—	—	(35,782)	—	—	(35,782)	(10,711)	(46,493)
Change in estimated fair value of hedging instruments, net of tax	—	—	18,906	—	—	18,906	—	18,906
Total comprehensive income						331,047	9,703	340,750
Stock-based compensation expense (Note 14)	—	24,885	—	—	—	24,885	—	24,885
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(37,301)	—	—	—	(37,300)	—	(37,300)
Repurchases of common stock (Note 13)	—	—	—	—	(75,006)	(75,006)	—	(75,006)
Dividends (Note 5)	—	—	—	(225,786)	—	(225,786)	—	(225,786)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(9,127)	(9,127)
Balance, July 31, 2022	467	1,184,577	10,923	895,889	(479,417)	1,612,439	235,045	1,847,484
Comprehensive income:
Net income	—	—	—	268,148	—	268,148	16,955	285,103
Foreign currency translation adjustments	—	—	(24,972)	—	—	(24,972)	(467)	(25,439)
Change in estimated fair value of hedging instruments, net of tax	—	—	3,691	—	—	3,691	—	3,691
Total comprehensive income						246,867	16,488	263,355
Cumulative effect of adoption of ASU 2020-06 (Note 6)	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Stock-based compensation expense (Note 14)	—	25,409	—	—	—	25,409	—	25,409
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(5,487)	—	—	—	(5,486)	—	(5,486)
Repurchases of common stock (Note 13)	—	—	—	—	(504,889)	(504,889)	—	(504,889)
Dividends (Note 5)	—	—	—	(314,350)	—	(314,350)	—	(314,350)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(11,344)	(11,344)
Balance, July 31, 2023	468	1,124,433	(10,358)	873,710	(984,306)	1,003,947	331,713	1,335,660
Comprehensive income (loss):
Net income	—	—	—	230,405	—	230,405	15,874	246,279
Foreign currency translation adjustments	—	—	(45,781)	—	—	(45,781)	(21,603)	(67,384)
Change in estimated fair value of hedging instruments, net of tax	—	—	(11,149)	—	—	(11,149)	—	(11,149)
Total comprehensive income (loss)						173,475	(5,729)	167,746
Stock-based compensation expense (Note 14)	—	26,803	—	—	—	26,803	—	26,803
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(5,626)	—	—	—	(5,625)	—	(5,625)
Repurchases of common stock (Note 13)	—	—	—	—	(151,379)	(151,379)	—	(151,379)
Dividends (Note 5)	—	—	—	(323,684)	—	(323,684)	—	(323,684)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	14,084	14,084
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(25,122)	(25,122)
Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$780,431	$(1,135,685)	$723,537	$314,946	$1,038,483
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$246,279	$285,103	$368,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,493	268,501	252,391
Stock-based compensation expense	26,803	25,409	24,885
Deferred income taxes, net	12,095	24,065	(9,390)
Loss (gain) on disposal of fixed assets and other, net	9,633	9,070	(43,992)
Change in estimated fair value of contingent consideration	47,957	49,836	20,280
Other non-cash (income) expense, net	(7,754)	(4,687)	3,510
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	12,887	4,248	(39,010)
Inventories, net	13,190	(23,418)	(28,048)
Accounts payable and accrued liabilities	9,369	(7,509)	41,078
Deferred revenue	2,647	60,268	48,973
Income taxes payable	(42,794)	(32,270)	81,307
Other assets and liabilities, net	(20,031)	(19,053)	(9,822)
Net cash provided by operating activities	586,774	639,563	710,499
Cash flows from investing activities:
Capital expenditures	(211,197)	(314,912)	(192,817)
Acquisition of businesses, net of cash acquired	(94,356)	(38,567)	(116,337)
Deposit returned (paid) for acquisition of business	—	114,506	(114,414)
Investments in short-term deposits	—	(86,756)	—
Maturity of short-term deposits	57,647	37,978	—
Cash received from disposal of fixed assets	337	5,674	66,264
Other investing activities, net	6,500	8,910	9,387
Net cash used in investing activities	(241,069)	(273,167)	(347,917)
Cash flows from financing activities:
Proceeds from borrowings under 6.50% Notes	600,000	—	—
Repayments of borrowings under Vail Holdings Credit Agreement	(55,859)	(62,500)	(62,500)
Repayments of borrowings under 6.25% Notes	(600,000)	—	—
Repayments of borrowings under Whistler Credit Agreement	—	(11,389)	(32,633)
Repayment of EB-5 Development Notes	—	—	(51,500)
Employee taxes paid for share award exercises	(5,625)	(5,486)	(37,300)
Repurchases of common stock	(150,000)	(500,000)	(75,006)
Dividends paid	(323,684)	(314,350)	(225,786)
Other financing activities, net	(39,620)	(21,983)	(8,411)
Net cash used in financing activities	(574,788)	(915,708)	(493,136)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,947)	(3,702)	(1,913)
Net decrease in cash, cash equivalents and restricted cash	(236,030)	(553,014)	(132,467)
Cash, cash equivalents and restricted cash:
Beginning of period	$573,093	$1,126,107	$1,258,574
End of period	$337,063	$573,093	$1,126,107
Cash paid for interest	$146,559	$140,599	$114,074
Taxes paid, net	$129,350	$94,342	$19,692
Non-cash investing activities:
Accrued capital expenditures	$24,872	$23,210	$30,556
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
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas, (collectively, “Resorts”):
*Denotes a destination mountain resort, which generally receives a meaningful portion of skier visits from long-distance travelers, as opposed to the Company’s regional ski areas, which tend to generate skier visits predominantly from their respective local markets.
Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for the Company’s Australian ski areas, including lodging and transportation operations. Several of the resorts located in the United States (“U.S.”) operate primarily on federal land under the terms of Special Use Permits granted by the U.S. Department of Agriculture Forest Service. The operations of Whistler Blackcomb are conducted on land owned by the government of the Province of British Columbia, Canada within the traditional territory of the Squamish and Lil’wat Nations. The operations of the Company’s Australian ski areas are conducted pursuant to long-term leases and licenses on land owned by the governments of New South Wales and Victoria, Australia. A portion of the operations of Andermatt-Sedrun are conducted on land owned by the Swiss Confederation, for which operations are conducted under leasehold agreements and pursuant to a personal easement on land owned by the municipality of Tujetsch. Portions of the Crans-Montana resort operations are conducted on land owned third parties, including local municipalities, via numerous registered easements, building rights (which may be subject to federal concessions), or other agreements. Okemo, Mount Sunapee and Stowe operate on land leased from the respective states in which the resorts are located and on land owned by the Company.
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
2.Summary of Significant Accounting Policies
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
Property, Plant and Equipment — Property, plant and equipment is carried at cost net of accumulated depreciation. Costs of repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in income from operations. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under finance leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	10-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-10
Real Estate Held for Sale or Investment — The Company capitalizes as real estate held for sale or investment the original land acquisition cost, direct construction and development costs, property taxes, interest paid and other related costs related to real estate under development. Sales and marketing expenses are charged against income in the period incurred.
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
Goodwill and Intangible Assets — The Company has classified as goodwill the cost in excess of estimated fair value of the net assets of businesses acquired in purchase transactions. The Company’s major intangible asset classes are trademarks, water rights, customer lists, property management contracts and Forest Service permits. Goodwill and various indefinite-lived intangible assets, including certain trademarks, water rights and certain property management contracts, are not amortized but are subject to at least annual impairment testing. The Company tests these non-amortizing assets annually (or more often, if necessary) for impairment as of May 1. Definite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives.

For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The quantitative test for impairment consists of a comparison of the estimated fair value of the assets with their respective net carrying values. If the net carrying amount of the assets exceed their respective estimated fair values, an impairment loss would be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed their respective estimated fair values, no impairment loss is recognized. The Company determined that there were no impairments of goodwill or definite and indefinite-lived assets for the years ended July 31, 2024, 2023 and 2022.
Long-Lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset group, an impairment loss is recognized in the amount by which the net carrying amount of the asset group exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2024, 2023 and 2022.
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
Foreign Currency Translation — The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within “foreign currency loss on intercompany loans” on the Company’s Consolidated Statements of Operations.
Reserve Estimates — The Company uses estimates to record reserves for certain liabilities, including medical claims, workers’ compensation claims, third-party loss contingencies and property taxes, among other items. The Company estimates the probable costs related to these liabilities that will be incurred and records that amount as a liability in its Consolidated Financial Statements. Additionally, the Company records, as applicable, receivables related to insurance recoveries for loss contingencies if deemed probable of recovery. These estimates are reviewed and adjusted as the facts and circumstances change. The Company records legal costs related to defending claims as they are incurred.
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2024, 2023 and 2022 was $49.8 million, $47.2 million and $47.7 million, respectively, and was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statement of Operations.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and the 0.0% Convertible Notes (each as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 6, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of July 31, 2024 are presented below (in thousands):

	July 31, 2024
	Carrying Value	Estimated Fair Value
6.50% Notes	$600,000	$614,982
0.0% Convertible Notes	$575,000	$530,311
EPR Secured Notes	$130,899	$182,926
NRP Loan	$37,305	$31,809
The carrying values for all other material financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 14, Stock Compensation Plan, for more information). Forfeitures are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2024, 2023 and 2022 included on the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2024	2023	2022
Mountain stock-based compensation expense	$23,234	$21,242	$20,892
Lodging stock-based compensation expense	3,349	3,972	3,737
Real Estate stock-based compensation expense	220	195	256
Pre-tax stock-based compensation expense	26,803	25,409	24,885
Less: benefit from income taxes	6,157	5,951	6,189
Net stock-based compensation expense	$20,646	$19,458	$18,696
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company places its cash and cash investments in accounts with high-quality credit institutions. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company conducts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). As of July 31, 2024, the Company hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. These interest rate swaps expired on September 23, 2024.The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments, net of tax, on the

Company’s Consolidated Statements of Comprehensive Income, and such change was recorded as a (loss) gain of $(11.1) million, $3.7 million and $18.9 million during the years ended July 31, 2024, 2023 and 2022, respectively. Amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the years ended July 31, 2024, 2023 and 2022, gains (losses) of $16.1 million, $11.0 million and $(4.3) million, respectively, were reclassified into interest expense, net from other comprehensive income. See Note 9, Fair Value Measurements, for more information.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026), though early adoption is permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Financial Statements, including determining the timing of adoption.

3.    Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:
•Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and pass products; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing revenue, municipal services and lodging and transportation operations at the Company’s Australian ski areas. The Company also includes other sources of revenue, primarily related to commercial leasing and employee housing leasing arrangements, within other mountain revenue. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g. access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of pass products. Deferred revenue is generally recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g. access to ski areas throughout the ski season) is transferred to the customer. The Company estimates progress towards satisfaction of its performance obligations using an output method that best depicts the transfer of control of the service to its customers, which is based on the number of skiable days in the ski season relative to the estimated total skiable days in the ski season, and which effectively results in revenue being recorded on a straight-line basis throughout the ski season. Total estimated skiable days is based on actual resort opening and estimated closing dates. The Company believes this method best estimates the value transferred to the customer relative to the remaining services promised under the contract.
Epic Coverage is included with the purchase of all pass products for no additional charge, and offers refunds if certain personal or resort closure events occur before or during the ski season. The estimated amount of refunds reduce the amount of pass product revenue recognized by the Company, and is remeasured at each reporting date.
Epic Mountain Rewards provides pass product holders a discount on ancillary purchases at the Company’s North American owned and operated Resorts. Epic Mountain Rewards constitutes an option to purchase additional products and services at a discount, and as a result, the Company allocates a portion of the pass product transaction price to these other lines of business which is recorded as revenue as discounts occur.
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
For certain contracts that have an original term length of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. For contracts with an expected term in excess of one year, the Company has considered whether such contracts may contain a financing component. Taxes collected from customers and remitted to governmental authorities are generally excluded from revenue on the accompanying Consolidated Statements of Operations.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2024, 2023 and 2022 (in thousands):

	Year ended July 31,
	2024	2023	2022
Mountain net revenue:
Lift	$1,442,784	$1,420,900	$1,310,213
Ski School	304,548	287,275	223,645
Dining	227,572	224,642	163,705
Retail/Rental	317,196	361,484	311,768
Other	252,270	246,605	203,783
Total Mountain net revenue	$2,544,370	$2,540,906	$2,213,114
Lodging net revenue:
Owned hotel rooms	$83,977	$80,117	$80,579
Managed condominium rooms	86,199	96,785	97,704
Dining	63,255	62,445	48,569
Transportation	16,309	15,242	16,021
Golf	13,722	12,737	10,975
Other	56,368	55,816	46,500
	319,830	323,142	300,348
Payroll cost reimbursements	16,287	17,251	11,742
Total Lodging net revenue	$336,117	$340,393	$312,090
Total Resort net revenue	$2,880,487	$2,881,299	$2,525,204
Total Real Estate net revenue	4,704	8,065	708
Total net revenue	$2,885,191	$2,889,364	$2,525,912
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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $575.8 million and $572.6 million as of July 31, 2024 and 2023, respectively. For the year ended July 31, 2024, the Company recognized approximately $547.0 million of net revenue that was included in the deferred revenue balance as of July 31, 2023. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $104.9 million and $109.7 million as of July 31, 2024 and 2023, respectively. As of July 31, 2024, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 15 years.
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
As of July 31, 2024, $5.2 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of pass product revenue. The Company recorded amortization of $28.6 million, $25.2 million and $22.1 million for these costs during the years ended July 31, 2024, 2023 and 2022, respectively, which were recorded within Mountain and Lodging operating expense on the accompanying Consolidated Statement of Operations.
The Company has elected to expense credit card fees and sales commissions related to non-pass products and services as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statements of Operations.
4.    Leases
The Company’s operating leases consist primarily of resort land and land improvements, commercial and retail space, office space, employee residential units, vehicles and other equipment. The Company determines if an arrangement is or contains a lease at contract inception or modification. The Company’s lease contracts generally range from 1 year to approximately 70 years, with some lease contracts containing one or more lease extension options, exercisable at the Company’s discretion. The Company generally does not include these lease extension options in the initial lease term as it is not reasonably certain that it will exercise such options at contract inception. In addition, certain lease arrangements contain fixed and variable lease payments. The variable lease payments are primarily contingent rental payments based on: (i) a percentage of revenue related to the leased property; (ii) payments based on a percentage of sales over contractual levels; or (iii) lease payments adjusted for changes in an index or market value. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses on the Company’s Consolidated Statements of Operations in the same line item as the expense arising from the respective fixed lease payments. The Company’s lease agreements may also include non-lease components, such as common area maintenance and insurance, which are accounted for separately. Future lease payments that are contingent or represent non-lease components are not included in the measurement of the operating lease liability. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense related to lease payments is recognized on a straight-line basis over the term of the lease.
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

The components of lease expense for the years ended July 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended July 31,
	2024	2023	2022
Finance leases:
Amortization of the finance ROU assets	$11,811	$11,701	$9,011
Interest on lease liabilities	$41,258	$40,098	$35,881
Operating leases:
Operating lease expense	$46,613	$45,385	$43,295
Short-term lease expense (1)	$22,434	$22,759	$15,614
Variable lease expense	$2,694	$3,204	$2,309
(1) Short-term lease expense is attributable to leases with terms of 12 months or less and no ROU assets or lease liabilities are included within the Company’s Consolidated Balance Sheets.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2024, 2023 and 2022 (in thousands):

	Year ended July 31,
	2024	2023	2022
Cash flow supplemental information:
Operating cash outflows for operating and short-term leases	$64,724	$65,216	$59,818
Operating cash outflows for lease- and non-lease components of finance leases	$54,469	$54,788	$37,573
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$106,501	$30,342	$23,190
Finance ROU assets obtained in exchange for finance lease obligations	$14,093	$39,114	$—
Weighted-average remaining lease terms and discount rates as of July 31, 2024 and 2023 are as follows:

	July 31, 2024	July 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	11.0	9.2
Finance leases	36.0	37.6
Weighted-average discount rate
Operating leases	5.8%	4.9%
Finance leases	9.9%	9.9%

Future fixed lease payments for operating and finance leases as of July 31, 2024 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$50,284	$37,253
2026	46,337	37,447
2027	41,961	37,647
2028	36,095	37,644
2029	30,038	38,900
Thereafter	166,347	1,696,212
Total future minimum lease payments	371,062	1,885,103
Less amount representing interest	(104,986)	(1,467,013)
Total lease liabilities	$266,076	$418,090
The current portion of operating lease liabilities of approximately $32.6 million and $36.9 million as of July 31, 2024 and 2023, respectively, is recorded within accounts payables and accrued liabilities in the accompanying Consolidated Balance Sheets. Finance lease liabilities are recorded within long-term debt, net in the accompanying Consolidated Balance Sheets.
The Canyons finance lease obligation was $369.1 million and $363.4 million as of July 31, 2024 and 2023, respectively, which represents the estimated annual fixed lease payments for the remaining period of the initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2024 and 2023, respectively, the Company has recorded $81.9 million and $90.2 million of net finance lease ROU assets in connection with the Canyons lease, net of $101.7 million and $93.4 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheets.
The Whistler Blackcomb employee housing finance lease obligation was $27.9 million and $29.5 million as of July 31, 2024 and 2023, respectively, which represents the minimum lease payments for the remaining period of the initial 20 year term of the lease, net of amounts representing interest, discounted using an interest rate of 6.95%. As of July 31, 2024 and 2023, respectively, the Company has recorded $25.7 million and $27.5 million of net finance lease ROU assets in connection with these leases, net of $2.5 million and $1.1 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
During the year ended July 31, 2024, the Company reassessed its lease agreements for the operations of Northstar Resort (“Northstar”), for which the initial lease terms expire in January 2027 and the agreements provide for three 10-year optional lease extensions. Prior to the year ended July 31, 2024, the Company had not determined that it was reasonably certain to exercise any of the optional lease extensions for Northstar and, accordingly, only the initial lease terms were considered in the measurement of the ROU assets and lease liabilities. During the year ended July 31, 2024, due to near-term operating decisions which would be influenced by the decision to extend the lease, the Company reassessed the lease extensions and determined that it was reasonably certain that it will exercise the first of its 10-year optional lease extensions at Northstar, and as a result, the Company recorded incremental operating ROU assets and operating lease liabilities of $75.7 million each. Additionally, the Company recorded finance lease ROU assets of $13.1 million and finance lease obligations of $12.8 million as of July 31, 2024, which represent the minimum lease payments for the remaining 13 year reassessed term of the lease, net of amounts representing interest, related to assets for which the Company determined that the remaining reassessed lease term represented a major part of the remaining economic life of such assets. As of the remeasurement date for the Northstar leases, the ROU assets and liabilities were discounted using an interest rate of 6.6%.
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
In connection with the Company’s acquisition of Whistler Blackcomb in October 2016, the Company issued consideration in the form of shares of Vail Resorts common stock (the “Vail Shares”), redeemable preferred shares of the Company’s wholly-

owned Canadian subsidiary Whistler Blackcomb Holdings Inc. (“Exchangeco Shares”) or cash (or a combination thereof). Effective September 26, 2022, all Exchangeco Shares had been exchanged for Vail Shares. Both Vail Shares and Exchangeco Shares have a par value of $0.01 per share, and Exchangeco Shares, while they were outstanding, were substantially the economic equivalent of the Vail Shares. The Company’s calculation of weighted-average shares outstanding as of July 31, 2023 included the Exchangeco Shares for the period they were outstanding during the fiscal year, but there were no Exchangeco Shares that remained outstanding as of July 31, 2023.
Presented below is basic and diluted EPS for the years ended July 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended July 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$230,405	$230,405	$268,148	$268,148	$347,923	$347,923
Weighted-average Vail Shares outstanding	37,868	37,868	39,654	39,654	40,433	40,433
Weighted-average Exchangeco shares outstanding	—	—	—	—	32	32
Total Weighted-average shares outstanding	37,868	37,868	39,654	39,654	40,465	40,465
Effect of dilutive securities	—	89	—	106	—	222
Total shares	37,868	37,957	39,654	39,760	40,465	40,687
Net income per share attributable to Vail Resorts, Inc.	$6.08	$6.07	$6.76	$6.74	$8.60	$8.55
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards that were excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 12,000, 22,000 and 6,000 for the years ended July 31, 2024, 2023 and 2022, respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the years ended July 31, 2024, 2023 and 2022, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the years ended July 31, 2024, 2023, and 2022 the Company paid cash dividends of $8.56 per share, $7.94 per share, and $5.58 per share, respectively ($323.7 million, $314.4 million, and $225.8 million respectively, including cash dividends paid to Exchangeco shareholders). On September 25, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on October 24, 2024 to stockholders of record as of October 8, 2024.

6.    Long-Term Debt
Long-term debt as of July 31, 2024 and 2023 is summarized as follows (in thousands):

	Maturity	July 31, 2024	July 31, 2023
Vail Holdings Credit Agreement revolver (a)	2029	$—	$—
Vail Holdings Credit Agreement term loan (a)	2029	959,766	1,015,625
6.50% Notes (b)	2032	600,000	—
6.25% Notes (b)	2025	—	600,000
0.0% Convertible Notes (c)	2026	575,000	575,000
Whistler Credit Agreement revolver (d)	2028	—	—
EPR Secured Notes (e)	2034-2036	114,162	114,162
Employee housing bonds (f)	2027-2039	52,575	52,575
Canyons obligation (g)	2063	369,143	363,386
NRP Loan (h)	2036	37,088	40,399
Whistler Blackcomb employee housing leases (i)	2042	27,887	29,491
Other (j)	2024-2037	52,017	35,011
Total debt		2,787,638	2,825,649
Less: Unamortized premiums, discounts and debt issuance costs (k)		8,888	5,814
Less: Current maturities (l)		57,153	69,160
Long-term debt, net		$2,721,597	$2,750,675
(a)On April 24, 2024, Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, Bank of America, N.A., as administrative agent, and certain lenders entered into the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement matures on April 24, 2029 and consists of a $500.0 million revolving credit facility and a term loan facility, which had an outstanding balance of $959.8 million as of July 31, 2024. The term loan facility is subject to quarterly amortization of principal of approximately $12.3 million and the final payment of all amounts outstanding, plus accrued and unpaid interest due in upon maturity in April 2029. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $2.75 billion and (ii) the product of 3.5 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of July 31, 2024 (6.94% as of July 31, 2024). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make distributions and make investments. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of July 31, 2024). The Company was party to various interest rate swap agreements as of July 31, 2024 which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.
(b)On May 8, 2024, the Company completed an offering of $600.0 million aggregate principal amount of 6.50% senior notes due 2032 at par, and the net proceeds were used to fund the redemption of all $600.0 million of the outstanding 6.25% Notes due 2025 at par. The 6.50% Notes are unsecured senior obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.

The Company will pay interest on the 6.50% Notes on May 15 and November 15 of each year commencing on November 15, 2024, and the 6.50% Notes will mature on May 15, 2032. The 6.50% Notes are redeemable, in whole or in part, at any time on or after May 15, 2027 at the redemption prices specified in a 2024 Indenture dated as of May 8, 2024 (the “2024 Indenture”) plus accrued and unpaid interest. Prior to May 15, 2027, the Company may redeem some or all of the 6.50% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2024 Indenture. In addition, prior to May 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the 6.50% Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 106.50% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 6.50% Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2024 Indenture).
The 2024 Indenture requires that, upon the occurrence of a Change of Control Repurchase Event (as defined in the 2024 Indenture), the Company shall offer to purchase all of the outstanding Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the 6.50% Notes, plus accrued and unpaid interest. If the Company or certain of its subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such assets sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the 6.50% Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.
The 2024 Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 2024 Indenture). The 2024 Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the 6.50% Notes so long as the 6.50% Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 2024 Indenture. The 2024 Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 2024 Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the 6.50% Notes issued pursuant to the 2024 Indenture.
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
The 0.0% Convertible Notes are general senior unsecured obligations of the Company. The 0.0% Convertible Notes rank senior in right of payment to any future debt that is expressly subordinated, equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, and are subordinated to all of the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The 0.0% Convertible Notes will also be structurally subordinated to all of the existing and future liabilities and obligations of the Company’s subsidiaries, including such subsidiaries’ guarantees of the 6.50% Notes.
The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $407.17 per share, and is subject to adjustment upon the occurrence of certain specified events as described in the Convertible Indenture, including the payment of cash dividends. As of July 31, 2024, the conversion rate of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was 2.7075 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents a conversion price of $369.35 per share (the “Conversion Price”). The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle the in the money component of conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.
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
(d)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was originally dated as of November 12, 2013, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank (“TD”), as administrative agent. On April 14, 2023, the WB Partnerships along with other parties to the original agreement entered into the Second Amended and Restated Credit Agreement (as amended, the “Whistler Credit Agreement”). The amended Whistler Credit Agreement (i) extended the maturity date of the revolving credit facility to April 14, 2028; (ii) contained customary LIBOR replacement language for the use of rates based on SOFR with regard to borrowings under the facility made in U.S. dollars; and (iii) contained customary forward-looking transition language for the Canadian Dollar Offered Rate (“CDOR”) with regard to borrowings under the facility made in Canadian dollars, including, but not limited to, the use of rates based on the Canadian Overnight Repo Rate Average (“CORRA”), which is a measure of the cost of overnight general collateral funding using Government of Canada treasury bills and bonds as collateral for repurchase transactions, and for which such transition occurred in June 2024. On June 27, 2024, TD issued a notice of benchmark replacement and the implementation of benchmark replacement confirming changes. This notice established the CDOR replacement as the Adjusted Term CORRA, which is the sum of (i) Term CORRA and (ii) 0.29547% for an available tenor of one-month’s duration, and 0.32138% for an available tenor of three months’ duration, provided that, if the Adjusted Term CORRA as so determined shall ever be less than a floor of 0.00%, then the Adjusted Term CORRA shall be deemed to be 0.00%. No other significant terms of the agreement were amended. As of July 31, 2024, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2024 is equal to 0.39% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2024, interest on this note accrued at a rate of 11.90%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2024, interest on this note accrued at a rate of 11.41%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2024, interest on this note accrued at a rate of 11.41%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2024, interest on this note accrued at a rate of 12.50%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2024, interest on this note accrued at a rate of 9.19%.
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
(f)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to SOFR plus 0% to 0.20% (5.53% to 5.73% as of July 31, 2024).
Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2024 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(g)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Park City Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Park City Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Park City Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Park City Lease. The obligation at July 31, 2024 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $63.8 million.
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
(i)During the year ended July 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb. The leases have a term of 20 years with no renewal options. The obligation at July 31, 2024 represents future lease payments for the remaining period of the initial 20 year term of the lease (including annual increases at the floor of 3%) discounted using an interest rate of 6.95%.
(j)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold, including but not limited to, the obligation to repurchase finished commercial space from the development projects upon completion. The Company received approximately $12.8 million of proceeds for these sales transactions through the year ended July 31, 2024, which are reflected within long-term debt, net.
(k)In connection with the various business combinations, the Company estimated the acquisition date fair values of certain debt instruments assumed, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, as appropriate, which are amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.

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
Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2024 reflected by fiscal year are as follows (in thousands):

Total
2025	$64,586
2026	632,202
2027	74,719
2028	55,772
2029	770,033
Thereafter	1,190,326
Total debt	$2,787,638
The Company recorded interest expense of $161.8 million, $153.0 million and $148.2 million for the years ended July 31, 2024, 2023 and 2022, respectively, of which $6.3 million, $6.7 million and $5.9 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $4.1 million, $2.9 million and $2.7 million of non-cash foreign currency loss on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2024, 2023 and 2022, respectively, on its Consolidated Statements of Operations. During the year ended July 31, 2024, Whistler Blackcomb repaid $65.0 million of the outstanding principal on the intercompany loan and as of July 31, 2024, the remaining balance of the intercompany loan was $32.1 million.
7.     Acquisitions
Crans-Montana Mountain Resort
On May 2, 2024, the Company acquired Crans-Montana in Switzerland from CPI Property Group (“CPIPG”). The Company acquired (i) an approximate 84% ownership stake in Romontées Mécaniques Crans Montana Aminona SA (“CMA”), which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. As of May 2, 2024 the total fair value of the consideration paid was $106.8 million (CHF 97.2 million).
Portions of the Crans-Montana resort operations are conducted on land owned by third parties via numerous registered easements, building rights (which may be subject to federal concessions), or other agreements. The municipality of Crans-Montana, the municipality of Lens and CPIPG collectively retained in total an approximate 16% ownership stake in CMA. The Company entered into a shareholders’ agreement with the municipalities of Crans-Montana and Lens (the “Crans Agreement”) for an initial fixed term until December 31, 2035. Thereafter, the Crans Agreement shall continue to be in effect for successive renewal periods of ten years unless terminated by either the Company or the municipalities acting jointly. The Crans Agreement provides for various terms and conditions in relation to the election and governance of the board of directors, company policies, dividends, financial aspects and related matters. The noncontrolling shares may be traded without restriction.

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$106,809
Estimated fair value of noncontrolling interests	14,084
Total estimated purchase consideration	$120,893

Allocation of total estimated purchase consideration:
Current assets	$21,207
Property, plant and equipment	114,232
Goodwill	2,796
Identifiable intangible assets and other assets	8,262
Liabilities	(25,604)
Net assets acquired	$120,893
Identifiable intangible assets acquired in the transaction were primarily related to a trade name. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resort and other factors, and is not expected to be deductible for income tax purposes. The operating results of Crans-Montana are reported within the Mountain segment prospectively from the date of acquisition. The Company recognized $6.9 million of acquisition related expenses associated with the transaction within Mountain operating expense on its Consolidated Statement of Operations for the year ended July 31, 2024. The operating results of the acquired resort is reported within the Mountain segment prospectively from the date of acquisition.
The estimated fair values of assets acquired and liabilities assumed in the acquisition of Crans-Montana are preliminary and are based on the information that was available as of the acquisition date. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company may obtain additional information necessary to finalize those estimated fair values. Therefore, the preliminary measurements of estimated fair values reflected are subject to change. The Company expects to finalize the valuation and complete the purchase consideration allocation no later than one year from the acquisition date.
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
8.    Supplementary Balance Sheet Information
The composition of other current assets follows (in thousands):

	July 31,
	2024	2023
Prepaid expenses	$51,519	$43,218
Other	28,039	78,185
Other current assets	$79,558	$121,403
The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2024	2023
Land and land improvements	$804,287	$796,730
Buildings and building improvements	1,682,734	1,643,517
Machinery and equipment	1,984,549	1,792,378
Furniture and fixtures	316,510	298,725
Software	161,502	152,033
Vehicles	91,951	87,298
Construction in progress	116,872	134,113
Gross property, plant and equipment	5,158,405	4,904,794
Accumulated depreciation	(2,735,770)	(2,533,237)
Property, plant and equipment, net	$2,422,635	$2,371,557
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2024, 2023 and 2022 totaled $271.8 million, $263.4 million and $247.2 million, respectively.
The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2024 and 2023 (in thousands):

	July 31,
	2024	2023
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	70,310	70,917
Machinery and equipment	85,416	71,527
Gross property, plant and equipment	236,772	223,490
Accumulated depreciation	(107,740)	(96,257)
Property, plant and equipment, net	$129,032	$127,233

The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2024	2023
Goodwill
Goodwill	$1,721,017	$1,763,386
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,677,975	$1,720,344

Indefinite-lived intangible assets
Trademarks	$235,858	$237,921
Other	41,081	41,224
Total gross indefinite-lived intangible assets	276,939	279,145
Accumulated amortization	(24,751)	(24,713)
Indefinite-lived intangible assets, net	$252,188	$254,432
Amortizable intangible assets
Trademarks	$38,008	$38,008
Other	71,198	71,570
Total gross amortizable intangible assets	109,206	109,578
Accumulated amortization	(58,859)	(54,665)
Amortizable intangible assets, net	50,347	54,913
Total gross intangible assets	386,145	388,723
Total accumulated amortization	(83,610)	(79,378)
Total intangible assets, net	$302,535	$309,345
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2024, 2023 and 2022 totaled $4.7 million, $5.1 million and $5.2 million, respectively, and is estimated to be approximately $2.6 million annually, on average, for the next five fiscal years.
The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2024 and 2023 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2022	$1,709,922	$45,006	$1,754,928
Acquisition (including measurement period adjustments)	3,368	—	3,368
Disposal of retail and rental stores (1)	(5,975)	—	(5,975)
Effects of changes in foreign currency exchange rates	(31,977)	—	(31,977)
Balance at July 31, 2023	1,675,338	45,006	1,720,344
Acquisition	2,796	—	2,796
Effects of changes in foreign currency exchange rates	(45,165)	—	(45,165)
Balance at July 31, 2024	$1,632,969	$45,006	$1,677,975
(1) During the year ended July 31, 2023, the Company completed a sale of five retail and rental stores in Telluride, Colorado to an unrelated party for cash, which the Company determined constituted the sale of a business.

The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2024	2023
Trade payables	$141,246	$148,521
Deferred revenue	575,766	572,602
Accrued salaries, wages and deferred compensation	43,269	38,908
Accrued benefits	60,940	60,466
Deposits	44,500	37,798
Operating lease liabilities	32,611	36,904
Other accruals	102,467	82,822
Total accounts payable and accrued liabilities	$1,000,798	$978,021
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

	Estimated Fair Value Measurement as of July 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$896	$896	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$101,989	$—	$101,989	$—
Interest Rate Swaps	$2,343	$—	$2,343	$—
Liabilities:
Contingent Consideration	$104,200	$—	$—	$104,200

	Estimated Fair Value Measurement as of July 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$170,872	$170,872	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$144,365	$—	$144,365	$—
Interest Rate Swaps	$17,229	$—	$17,229	$—
Liabilities:
Contingent Consideration	$73,300	$—	$—	$73,300

The Company’s cash equivalents, other current assets and Interest Rate Swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The Company is party to various interest rate swap agreements which hedge the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement. Changes in the estimated fair value are recognized in change in estimated fair value of hedging instruments on the Company’s Consolidated Statements of Comprehensive Income. The estimated fair value of the Interest Rate Swaps was included as an asset within other current assets and deferred charges and other assets as of July 31, 2024 and 2023, respectively, in the Company’s Consolidated Balance Sheets.
The changes in Contingent Consideration during the years ended July 31, 2024 and 2023 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2022	$42,400
Payment	(18,936)
Change in estimated fair value	49,836
Balance as of July 31,2023	73,300
Payment	(17,057)
Change in estimated fair value	47,957
Balance as of July 31, 2024	$104,200
The Park City Lease provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the Park City Lease, exceeds approximately $35 million, as established upon the Company’s acquisition of the resort, with such threshold amount subsequently increased annually by an inflation linked index and a 10% adjustment for any capital improvements or investments made under the Park City Lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved. The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. During the year ended July 31, 2024, the Company made a payment to the landlord for Contingent Consideration of approximately $17.1 million.
During the year ended July 31, 2024, the Company observed a continued trend of improved performance at the resort relative to expectations, which were based on an average of historical results that the Company calculated in the prior year. Accordingly, the Company performed a reassessment of its long-term EBITDA assumptions used to estimate the fair value of the liability by updating the average of historical results used to estimate future year EBITDA performance. As a result, the Company recorded an increase in the liability of approximately $48.0 million which was primarily related to an increase in expected long-term EBITDA performance for Park City as well as the expected payment to be made in October 2024 for the resort’s performance for the year ending July 31, 2024. Future period EBITDA performance for Park City may differ significantly from these estimates, which could have a material impact on the estimated fair value of the Contingent Consideration liability.
The estimated fair value of the Contingent Consideration is approximately $104.2 million, which is reflected in accounts payable and other long-term liabilities in the Company’s Consolidated Balance Sheet as of July 31, 2024. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $14.6 million to $20.1 million.

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
U.S. and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2024	2023	2022
U.S.	$225,408	$217,971	$387,729
Foreign	119,687	155,546	69,432
Income before income taxes	$345,095	$373,517	$457,161
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2024	2023
Deferred income tax liabilities:
Fixed assets	$200,197	$211,995
Intangible assets	160,002	143,402
Operating lease right of use assets	61,730	45,913
Other	18,774	22,115
Total	440,703	423,425
Deferred income tax assets:
Canyons obligation	18,813	18,631
Stock-based compensation	9,110	9,370
Investment in Partnerships	5,097	10,430
Deferred compensation and other accrued benefits	11,339	11,099
Contingent Consideration	25,251	18,423
Net operating loss carryforwards and other tax credits	20,082	14,864
Operating lease liabilities	64,550	48,953
Other, net	25,892	28,988
Total	180,134	160,758
Valuation allowance for deferred income taxes	(15,553)	(9,603)
Deferred income tax assets, net of valuation allowance	164,581	151,155
Net deferred income tax liability	$276,122	$272,270
The components of deferred income taxes recognized in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2024	2023
Deferred income tax asset	$3,693	$3,867
Deferred income tax liability	279,815	276,137
Net deferred income tax liability	$276,122	$272,270

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2024	2023	2022
Current:
Federal	$44,759	$17,473	$62,974
State	10,550	6,759	13,938
Foreign	31,412	40,117	21,302
Total current	86,721	64,349	98,214
Deferred:
Federal	6,764	23,813	(6,910)
State	(461)	1,372	1,966
Foreign	5,792	(1,120)	(4,446)
Total deferred	12,095	24,065	(9,390)
Provision for income taxes	$98,816	$88,414	$88,824
A reconciliation of the income tax provision for continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2024	2023	2022
At U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	2.9%	2.2%	3.8%
Change in uncertain tax positions	0.1%	(1.5)%	(1.2)%
Stock-based compensation	0.3%	0.7%	(3.6)%
Foreign partnership basis adjustment	1.4%	—%	—%
Noncontrolling interests	(1.0)%	(1.0)%	(1.2)%
Foreign taxes	3.6%	3.2%	0.1%
Other	0.3%	(0.9)%	0.5%
Effective tax rate	28.6%	23.7%	19.4%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2024	2023	2022
Balance, beginning of year	$51,680	$62,909	$67,857
Additions for tax positions of prior years	10,866	11,025	11,179
Lapse of statute of limitations	(11,558)	(22,254)	(16,127)
Balance, end of year	$50,988	$51,680	$62,909
As of July 31, 2024, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets.
As of July 31, 2024, the Company had recorded $51.0 million of uncertain tax positions as well as $6.1 million of accrued interest and penalties. During the year ended July 31, 2024, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $11.6 million, which was partially offset with an increase to the uncertain tax position of $10.9 million. The Company also recognized a tax benefit of $1.0 million from a reduction in accrued interest and penalties during the year ended July 31, 2024. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2025, due to the lapse of the statute of limitations.

The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, Canada and Switzerland. The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years 2020 through the current period. The Company’s Australian and Canadian income tax returns are generally subject to examination for the tax years 2019 through the current period, and Swiss income tax returns are generally subject to examination for the tax years 2018 through the current period. Additionally, to the extent the Company has NOLs that have been carried back or are available for carryforward, the tax years to which the NOL was carried back or in which the NOL was generated may still be adjusted by the taxing authorities to the extent the NOLs are utilized.
The Company has NOL carryforwards totaling $92.6 million, primarily comprised of $5.9 million of federal and state NOLs as a result of the acquisition of Peak Resorts in September 2019 that will expire beginning July 31, 2034 and non-U.S. NOLs of $86.7 million (for which a portion will begin expiring July 31, 2025, and a portion will carry forward indefinitely). In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2024, the Company has recorded a valuation allowance of $10.4 million on non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. The Company has also recorded a valuation allowance of $4.2 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized. Additionally, the Company has $1.0 million of foreign deferred tax assets, for which a valuation allowance of $1.0 million has been recorded.
The Company may be required to record additional valuation allowances if, among other things, adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment. The Company intends to indefinitely reinvest undistributed earnings, if any, in its foreign subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings.
11.    Commitments and Contingencies
Guarantees/Indemnifications
As of July 31, 2024, the Company had various letters of credit outstanding totaling $96.0 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $36.2 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles, as well as other standby letters of credit. The Company also had surety bonds of $9.5 million as of July 31, 2024, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and allows for three 10-year extensions at the Company’s option. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, and which the Company assumed in its acquisition of Perisher. The lease and license has a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. The operations of Mad River Mountain are conducted on land under a lease granted by EPT Mad River, Inc., which initially commenced in 2005, which the Company assumed in its acquisition of Peak Resorts in September 2019. The lease has a term that expires in the year ending July 31, 2035, and provides for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Laurel Mountain are conducted on land under a concessioner lease agreement with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural Resources (“Department”), which initially commenced in 2018, which the Company assumed in its acquisition of the Seven Springs Resorts in December 2021. The agreement has a term that expires in the year ending July 31, 2052, and provides for the payment of an initial minimum annual base rent, with bi-annual CPI increases, and additional rent based on skier visits. The operations of Andermatt-Sedrun are conducted on (i) land owned by ASA as freehold or leasehold properties, including land owned by Usern Corporation, for which operations are conducted under a main framework concession agreement that expires in the year ending July 31, 2033 and provides for annual concession and administrative fee payments, and land owned by the Swiss Confederation, for which operations are conducted under leasehold agreements which expire in the years ending July 31, 2067 and 2068; (ii) land owned by the municipality of Tujetsch, for which operations are conducted under various building rights and rights of way which expire in the year ending July 31, 2033 and provide for annual concession fee payments; and (iii) land owned by private property owners. Portions of our operations at Crans-Montana are located on land owned by regional Bourgeoisies, the municipality of Crans-Montana and private property owners, whereby the owners have granted building rights and/or easements for the operations. Such leasehold property rights expire between 2027 and 2094, and we will then be able to negotiate for an extension. These leasehold properties primarily relate to forest and agricultural zones for which usage is needed for the operation of the ski lifts (e.g. passing through of ski lifts or in connection with the arrival or departure stations of the ski lifts) and are spread over the entire ski resort. The transportation and ski infrastructure operations of Andermatt-Sedrun and Crans-Montana also operate under various concessions from the Federal Office of Transport, which have terms expiring in the years ending July 31, 2032 through 2047. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2095. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2024, 2023 and 2022, the Company recorded lease expense (including for the lease obligations discussed above), excluding executory costs, related to these agreements of $71.7 million, $71.3 million and $61.2 million, respectively, which is included on the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.

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
Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and reasonably estimable losses. As of July 31, 2024 and 2023, the accruals for such loss contingencies were not material individually or in the aggregate.
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

The following table presents key financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Year ended July 31,
	2024	2023	2022
Net revenue:
Mountain	$2,544,370	$2,540,906	$2,213,114
Lodging	336,117	340,393	312,090
Total Resort net revenue	2,880,487	2,881,299	2,525,204
Real Estate	4,704	8,065	708
Total net revenue	$2,885,191	$2,889,364	$2,525,912
Segment operating expense:
Mountain	$1,743,351	$1,718,941	$1,404,527
Lodging	313,099	328,126	286,343
Total Resort operating expense	2,056,450	2,047,067	1,690,870
Real Estate	9,514	10,635	5,911
Total segment operating expense	$2,065,964	$2,057,702	$1,696,781
Gain on sale of real property	$6,285	$842	$1,276
Mountain equity investment income, net	$1,053	$605	$2,580
Reported EBITDA:
Mountain	$802,072	$822,570	$811,167
Lodging	23,018	12,267	25,747
Resort	825,090	834,837	836,914
Real Estate	1,475	(1,728)	(3,927)
Total Reported EBITDA	$826,565	$833,109	$832,987
Real estate held for sale or investment	$86,548	$90,207	$95,983
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$230,405	$268,148	$347,923
Net income attributable to noncontrolling interests	15,874	16,955	20,414
Net income	246,279	285,103	368,337
Provision for income taxes	98,816	88,414	88,824
Income before provision for income taxes	345,095	373,517	457,161
Depreciation and amortization	276,493	268,501	252,391
Loss (gain) on disposal of fixed assets and other, net (1)	9,633	9,070	(43,992)
Change in estimated fair value of contingent consideration	47,957	49,836	20,280
Investment income and other, net	(18,592)	(23,744)	(3,718)
Foreign currency loss on intercompany loans	4,140	2,907	2,682
Interest expense, net	161,839	153,022	148,183
Total Reported EBITDA	$826,565	$833,109	$832,987
(1) During the year ended July 31, 2022, the Company recognized a gain of $32.2 million from the sale of a hotel property in Breckenridge.

Geographic Information
Net revenue and long-lived assets, excluding financial instruments and deferred tax assets, by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2024	2023	2022
U.S.	$2,386,749	$2,366,342	$2,228,708
International (1)	498,442	523,022	297,204
Total net revenue	$2,885,191	$2,889,364	$2,525,912

		July 31,
Long-lived assets		2024	2023
U.S.		$2,858,275	$2,853,758
International (2)		1,925,108	1,882,018
Total long-lived assets		$4,783,383	$4,735,776
(1) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s net revenue was Canada. Canada accounted for $326.2 million and $321.7 million of net revenue for the year ended July 31, 2024 and 2023, respectively. For the year ended July 31, 2022, no individual international country accounted for more than 10% of the Company’s net revenue.
(2) The only individual international country to account for more than 10% of the Company’s long-lived assets was Canada. Canada accounted for $1,373.8 million and $1,446.0 million of long-lived assets as of July 31, 2024 and 2023, respectively.
13.    Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015 and March 7, 2023, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000 and 2,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 10,000,000 Vail Shares. During the years ended July 31, 2024, 2023 and 2022, the Company repurchased 721,378, 2,182,594 and 304,567 Vail Shares, respectively (at a total cost of $150.0 million, $500.0 million and $75.0 million, respectively, excluding accrued excise tax, as discussed further below). Since inception of this stock repurchase program through July 31, 2024, the Company has repurchased 9,369,680 shares at a cost of approximately $1,129.4 million. As of July 31, 2024, 630,320 Vail Shares remained available to repurchase under the existing share repurchase program. On September 25, 2024, the Company’s Board of Directors approved an increase in the number of shares authorized to be repurchased under the share repurchase program by an additional 1,100,000 Vail Shares. As a result, 1,730,320 Vail Shares are available to repurchase under the share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
On August 16, 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of estimated share issuances) made after December 31, 2022. As a result, the Company accrued approximately $1.4 million and $4.9 million of excise tax in connection with the share repurchases it completed during the years ended July 31, 2024 and 2023, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets as of July 31, 2024 and 2023.
14.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 4.4 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board of Directors. All share-

based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company) under the Plan. At July 31, 2024, approximately 1.8 million share-based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2024, 2023 and 2022 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year ended July 31,
	2024	2023	2022
Expected volatility	30.0%	30.0%	31.0%
Expected dividend yield	3.4%	3.2%	2.1%
Expected term (average in years)	6.4-6.7	6.5-6.8	6.4-6.8
Risk-free rate	4.0-5.4%	2.7-3.0%	0.1-1.2%
The Company records actual forfeitures related to unvested awards upon employee terminations.
A summary of aggregate SARs award activity under the Plan as of July 31, 2024, 2023 and 2022, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2021	873	$181.17
Granted	97	$360.69
Exercised	(278)	$93.32
Forfeited or expired	(13)	$271.04
Outstanding at July 31, 2022	679	$241.13
Granted	176	$220.73
Exercised	(92)	$222.14
Forfeited or expired	(53)	$280.09
Outstanding at July 31, 2023	710	$235.69
Granted	181	$226.71
Exercised	(15)	$197.88
Forfeited or expired	(125)	$244.56
Outstanding at July 31, 2024	751	$232.81	6.0 years	$5,049
Vested and expected to vest at July 31, 2024	741	$232.88	5.9 years	$5,049
Exercisable at July 31, 2024	497	$230.76	4.6 years	$5,049
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2024, 2023 and 2022 was $60.03, $55.37 and $96.20, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2024, 2023 and 2022 was $0.5 million, $3.0 million and $69.1 million, respectively. The Company had 119,000, 120,000 and 160,000 SARs that vested during the years ended July 31, 2024, 2023 and 2022, respectively. These awards had total estimated fair values of $0.9 million, $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting) and $16.2 million at the date of vesting for the years ended July 31, 2024, 2023 and 2022, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2024 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2023	251	$62.96
Granted	181	$60.03
Vested	(119)	$62.88
Forfeited	(60)	$63.21
Nonvested at July 31, 2024	253	$60.73
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2024 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2023	169	$227.87
Granted	132	$204.68
Vested	(80)	$232.56
Forfeited	(27)	$213.55
Nonvested at July 31, 2024	194	$212.14
The Company granted 132,000 restricted share units during the year ended July 31, 2024 with a weighted-average grant-date estimated fair value of $204.68. The Company granted 127,000 restricted share units during the year ended July 31, 2023 with a weighted-average grant-date estimated fair value of $199.14. The Company granted 68,000 restricted share units during the year ended July 31, 2022 with a weighted-average grant-date estimated fair value of $336.57. The Company had 80,000, 63,000 and 68,000 restricted share units that vested during the years ended July 31, 2024, 2023 and 2022, respectively. These units had a total estimated fair value of $18.4 million, $13.3 million and $23.7 million at the date of vesting for the years ended July 31, 2024, 2023 and 2022, respectively.
As of July 31, 2024, there was $33.9 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $20.3 million, $11.8 million and $1.8 million of expense is expected to be recognized in the years ending July 31, 2025, 2026 and 2027, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $0.8 million, $2.5 million and $23.0 million for the years ended July 31, 2024, 2023 and 2022, respectively.
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

Total Retirement Plan expense recognized by the Company for the years ended July 31, 2024, 2023 and 2022 was $10.8 million, $9.8 million and $8.5 million, respectively.

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
Changes in Internal Control Over Financial Reporting
On May 2, 2024, we completed our acquisition of Crans-Montana. Crans-Montana was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2024 did not include certain elements of the internal controls of Crans-Montana. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
On August 3, 2022, we completed our acquisition of Andermatt-Sedrun. Andermatt-Sedrun was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2023 did not include certain elements of the internal controls of Andermatt-Sedrun. However, as of July 31, 2024, Andermatt-Sedrun is now included within our assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Excluding Crans-Montana and Andermatt-Sedrun, there were no changes in the Company’s internal control over financial reporting during the year ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 9C.    DISCLOSURE REPORTING REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
We expect to file with the SEC in October 2024 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2024.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”

ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders under the section entitled “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

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

3.4
Second Amended and Restated Bylaws of Vail Resorts, Inc., dated February 2, 2024. (Incorporated by reference to Exhibit 3.1 on Form 8-K of Vail Resorts, Inc. filed on February 6, 2014) (File No. 001-09614).

4.1
Indenture, dated May 8, 2024, by and among Vail Resorts, Inc., the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of Form 8-K of Vail Resorts, Inc. filed on May 8, 2024) (File No. 001-09614).

4.2
Indenture, dated December 18, 2020, by and between Vail Resorts, Inc. and U.S. Bank National Association, as Trustee (including the form of 0.00% Convertible Senior Note due 2026). (Incorporated by reference to Exhibit 4.1 on Form 8-K of Vail Resorts, Inc. filed on December 18, 2020) (File No. 001-09614).

4.3	Description of Securities (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2020 (File No. 001-09614).
10.1	Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002 (File No. 001-09614).

Posted Exhibit Number	Description
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

10.8*
Executive Employment Agreement, between Vail Resorts, Inc. and Kirsten A. Lynch effective November 1, 2021. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on November 1, 2021) (File No. 001-09614).

10.9	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021 (File No. 001-09614).
10.10
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

Posted Exhibit Number	Description
10.11
Guaranty of Vail Resorts, Inc., dated May 29, 2013, in connection with the Master Agreement of Lease between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.12*
Vail Resorts, Inc. Management Incentive Plan (amended September 13, 2023) (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2023) (File No. 001-09614).

10.13*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.14*
Form of Restricted Share Unit Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.15*
Form of Share Appreciation Rights Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.16
Ninth Amended and Restated Credit Agreement, dated April 24, 2024 among Vail Holdings, Inc., as borrower, Bank of America, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo, National Association as co-syndication Agents, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2024) (File No. 001-09614).

10.17
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

10.18
Whistler Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Whistler Mountain Resort Limited Partnership (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.19
Blackcomb Mountain Master Development Agreement, dated as of February 23, 2017, between Her Majesty the Queen in Right of the Province of British Columbia and Blackcomb Skiing Enterprises Limited Partnership (Incorporated by reference to Exhibit 10.2 on Form 8-K of Vail Resorts, Inc. filed on February 27, 2017) (File No. 001-09614).

10.20
Form of Separation Agreement and General Release by and between Ryan Bennett and Vail Resorts, Inc. dated October 12, 2023 (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2023) (File No. 001-09614).

19.1	Vail Resorts, Inc. Fifth Amended and Restated Insider Trading Compliance Program.
21	Subsidiaries of Vail Resorts, Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney. Included on signature pages hereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Amended Executive Compensation Clawback Policy dated October 2, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.
*Management contracts and compensatory plans and arrangements.

ITEM 16.FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2024		Vail Resorts, Inc.

	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 26, 2024		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2024.

/s/ Kirsten A. Lynch	Chief Executive Officer
Kirsten A. Lynch	(Principal Executive Officer)

/s/ Angela A. Korch	Executive Vice President and Chief Financial Officer
Angela A. Korch	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Robert A. Katz	Executive Chairperson of the Board
Robert A. Katz	Director

/s/ Reginald Chambers
Reginald Chambers	Director

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Iris Knobloch
Iris Knobloch	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director