Form 10-Q
period 2024-10-31
VAIL RESORTS INC
filed 2024-12-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 4, 2024, 37,438,353 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2024	July 31, 2024	October 31, 2023
Assets
Current assets:
Cash and cash equivalents	$403,768	$322,827	$728,859
Restricted cash	14,675	14,236	11,532
Trade receivables, net	130,162	375,752	105,546
Inventories, net	152,943	118,988	157,707
Other current assets	152,071	79,558	130,861
Total current assets	853,619	911,361	1,134,505
Property, plant and equipment, net (Note 7)	2,434,776	2,422,635	2,344,601
Real estate held for sale or investment	85,317	86,548	86,465
Goodwill, net (Note 7)	1,671,080	1,677,975	1,668,028
Intangible assets, net	300,530	302,535	300,457
Operating right-of-use assets	254,489	256,627	187,128
Other assets	42,404	40,756	38,832
Total assets	$5,642,215	$5,698,437	$5,760,016
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,297,994	$1,000,798	$1,276,525
Income taxes payable	8,628	55,358	16,663
Long-term debt due within one year (Note 5)	57,045	57,153	69,659
Total current liabilities	1,363,667	1,113,309	1,362,847
Long-term debt, net (Note 5)	2,709,955	2,721,597	2,732,037
Operating lease liabilities	233,304	233,465	165,462
Other long-term liabilities	310,303	311,768	285,454
Deferred income taxes, net	279,687	279,815	286,036
Total liabilities	4,896,916	4,659,954	4,831,836
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,922, 46,855 and 46,851 shares issued, respectively	469	469	469
Additional paid-in capital	1,146,518	1,145,610	1,126,033
Accumulated other comprehensive loss	(71,436)	(67,288)	(78,376)
Retained earnings	524,450	780,431	619,727
Treasury stock, at cost, 9,484, 9,370 and 8,885 shares, respectively (Note 11)	(1,155,902)	(1,135,685)	(1,034,822)
Total Vail Resorts, Inc. stockholders’ equity	444,099	723,537	633,031
Noncontrolling interests	301,200	314,946	295,149
Total stockholders’ equity	745,299	1,038,483	928,180
Total liabilities and stockholders’ equity	$5,642,215	$5,698,437	$5,760,016
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Net revenue:
Mountain and Lodging services and other	$187,050	$182,834
Mountain and Lodging retail and dining	73,162	71,442
Resort net revenue	260,212	254,276
Real Estate	63	4,289
Total net revenue	260,275	258,565
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	266,264	255,576
Mountain and Lodging retail and dining cost of products sold	28,947	31,295
General and administrative	106,857	108,025
Resort operating expense	402,068	394,896
Real Estate operating expense	1,491	5,181
Total segment operating expense	403,559	400,077
Other operating (expense) income:
Depreciation and amortization	(71,633)	(66,728)
Gain on sale of real property	16,506	6,285
Change in estimated fair value of contingent consideration (Note 8)	(2,079)	(3,057)
Loss on disposal of fixed assets and other, net	(1,529)	(2,043)
Loss from operations	(202,019)	(207,055)
Mountain equity investment income, net	2,151	859
Investment income and other, net	2,493	3,684
Foreign currency loss on intercompany loans (Note 5)	(264)	(4,965)
Interest expense, net	(42,154)	(40,730)
Loss before benefit from income taxes	(239,793)	(248,207)
Benefit from income taxes	58,249	65,160
Net loss	(181,544)	(183,047)
Net loss attributable to noncontrolling interests	8,708	7,535
Net loss attributable to Vail Resorts, Inc.	$(172,836)	$(175,512)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(4.61)	$(4.60)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(4.61)	$(4.60)
Cash dividends declared per share	$2.22	$2.06
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Net loss	$(181,544)	$(183,047)
Foreign currency translation adjustments	(3,854)	(92,094)
Change in estimated fair value of hedging instruments, net of tax	(1,755)	(2,470)
Comprehensive loss	(187,153)	(277,611)
Comprehensive loss attributable to noncontrolling interests	10,169	34,081
Comprehensive loss attributable to Vail Resorts, Inc.	$(176,984)	$(243,530)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive loss:
Net loss	—	—	—	(175,512)	—	(175,512)	(7,535)	(183,047)
Foreign currency translation adjustments	—	—	(65,548)	—	—	(65,548)	(26,546)	(92,094)
Change in estimated fair value of hedging instruments, net of tax	—	—	(2,470)	—	—	(2,470)	—	(2,470)
Total comprehensive loss						(243,530)	(34,081)	(277,611)
Stock-based compensation expense	—	6,796	—	—	—	6,796	—	6,796
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,196)	—	—	—	(5,195)	—	(5,195)
Repurchases of common stock (Note 11)	—	—	—	—	(50,516)	(50,516)	—	(50,516)
Dividends (Note 4)	—	—	—	(78,471)	—	(78,471)	—	(78,471)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(2,483)	(2,483)
Balance, October 31, 2023	$469	$1,126,033	$(78,376)	$619,727	$(1,034,822)	$633,031	$295,149	$928,180

Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$780,431	$(1,135,685)	$723,537	$314,946	$1,038,483
Comprehensive loss:
Net loss	—	—	—	(172,836)	—	(172,836)	(8,708)	(181,544)
Foreign currency translation adjustments	—	—	(2,393)	—	—	(2,393)	(1,461)	(3,854)
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive loss						(176,984)	(10,169)	(187,153)
Stock-based compensation expense	—	6,691	—	—	—	6,691	—	6,691
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,783)	—	—	—	(5,783)	—	(5,783)
Repurchases of common stock (Note 11)	—	—	—	—	(20,217)	(20,217)	—	(20,217)
Dividends (Note 4)	—	—	—	(83,145)	—	(83,145)	—	(83,145)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,577)	(3,577)
Balance, October 31, 2024	$469	$1,146,518	$(71,436)	$524,450	$(1,155,902)	$444,099	$301,200	$745,299

The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(181,544)	$(183,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,633	66,728
Stock-based compensation expense	6,691	6,796
Benefit from income taxes	(58,249)	(65,160)
Other non-cash (income) expense, net	(11,150)	8,217
Changes in assets and liabilities:
Trade receivables, net	263,116	272,313
Inventories, net	(34,117)	(26,789)
Accounts payable and accrued liabilities	(12,863)	(773)
Deferred revenue	324,657	308,950
Income taxes payable	(41,959)	(17,052)
Other assets and liabilities, net	(43,791)	(41,684)
Net cash provided by operating activities	282,424	328,499
Cash flows from investing activities:
Capital expenditures	(71,017)	(53,379)
Maturity of short-term deposits	—	52,437
Other investing activities, net	11	6,507
Net cash (used in) provided by investing activities	(71,006)	5,565
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(12,305)	(15,625)
Employee taxes paid for share award exercises	(5,783)	(5,195)
Dividends paid	(83,145)	(78,471)
Repurchases of common stock	(20,000)	(50,000)
Other financing activities, net	(11,069)	(4,317)
Net cash used in financing activities	(132,302)	(153,608)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,264	(13,158)
Net increase in cash, cash equivalents and restricted cash	81,380	167,298
Cash, cash equivalents and restricted cash:
Beginning of period	337,063	573,093
End of period	$418,443	$740,391

Non-cash investing activities:
Accrued capital expenditures	$32,791	$38,275
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
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas:

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

2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2024 was derived from audited financial statements.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of October 31, 2024 are presented below (in thousands):

	October 31, 2024
	Carrying Value	Estimated Fair Value
6.50% Notes	$600,000	$614,694
0.0% Convertible Notes	$575,000	$539,937
EPR Secured Notes	$130,498	$175,844
NRP Loan	$36,375	$29,970
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

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,
	2024	2023
Mountain net revenue:
Lift	$40,423	$45,390
Ski School	6,839	7,178
Dining	20,628	18,077
Retail/Rental	29,526	33,474
Other	75,880	68,336
Total Mountain net revenue	$173,296	$172,455
Lodging net revenue:
Owned hotel rooms	$28,075	$25,177
Managed condominium rooms	11,705	12,003
Dining	19,952	18,083
Golf	7,550	6,376
Other	16,501	16,723
	83,783	78,362
Payroll cost reimbursements	3,133	3,459
Total Lodging net revenue	$86,916	$81,821
Total Resort net revenue	$260,212	$254,276
Total Real Estate net revenue	63	4,289
Total net revenue	$260,275	$258,565

Contract Balances
Deferred revenue balances of a short-term nature were $901.6 million and $575.8 million as of October 31, 2024 and July 31, 2024, respectively. For the three months ended October 31, 2024, the Company recognized approximately $50.2 million of revenue that was included in the deferred revenue balance as of July 31, 2024. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $102.9 million, $104.9 million and $107.9 million as of October 31, 2024, July 31, 2024 and October 31, 2023, respectively. As of October 31, 2024, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.

Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $22.7 million, $5.2 million and $21.8 million as of October 31, 2024, July 31, 2024 and October 31, 2023, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products, and will be recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations.

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

Presented below is basic and diluted EPS for the three months ended October 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(172,836)	$(172,836)	$(175,512)	$(175,512)
Weighted-average Vail Shares outstanding	37,473	37,473	38,117	38,117
Effect of dilutive securities	—	—	—	—
Total shares	37,473	37,473	38,117	38,117
Net loss per share attributable to Vail Resorts	$(4.61)	$(4.61)	$(4.60)	$(4.60)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.3 million for both the three months ended October 31, 2024 and 2023.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended October 31, 2024 and 2023, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three months ended October 31, 2024 and 2023, the Company paid cash dividends of $2.22 and $2.06 per share, respectively ($83.1 million and $78.5 million, respectively). On December 5, 2024, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on January 9, 2025 to stockholders of record as of December 26, 2024.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2024, July 31, 2024 and October 31, 2023 is summarized as follows (in thousands):

	Maturity	October 31, 2024	July 31, 2024	October 31, 2023
Vail Holdings Credit Agreement term loan (a)	2029	$947,461	$959,766	$1,000,000
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.50% Notes	2032	600,000	600,000	—
6.25% Notes	2025	—	—	600,000
0.0% Convertible Notes (b)	2026	575,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	36,155	37,088	37,269
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	370,573	369,143	364,825
Whistler Blackcomb employee housing leases	2042	27,577	27,887	27,984
Other	2024-2037	51,537	52,017	33,971
Total debt		2,775,040	2,787,638	2,805,786
Less: Unamortized premiums, discounts and debt issuance costs		8,040	8,888	4,090
Less: Current maturities (e)		57,045	57,153	69,659
Long-term debt, net		$2,709,955	$2,721,597	$2,732,037

(a)Vail Holdings, Inc., which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), which has a maturity date of April 24, 2029 for both the currently undrawn revolver facility and the term loan facility, which had an outstanding balance of $947.5 million as of October 31, 2024. The term loan is subject to quarterly amortization of principal of approximately $12.3 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of October 31, 2024 (6.29% as of October 31, 2024). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30%) as of October 31, 2024). The Company was previously party to various interest rate swap agreements which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of October 31, 2024, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $364.63.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of October 31, 2024, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2024 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2024, interest on this note accrued at a rate of 11.90%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2024, interest on this note accrued at a rate of 11.58%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2024, interest on this note accrued at a rate of 11.58%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2024, interest on this note accrued at a rate of 12.50%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2024, interest on this note accrued at a rate of 9.19%.
In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2024 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2025 (November 2024 through July 2025)	$49,958
2026	632,303
2027	74,341
2028	55,916
2029	770,109
Thereafter	1,192,413
Total debt	$2,775,040

The Company recorded interest expense of $42.2 million and $40.7 million for the three months ended October 31, 2024 and 2023, respectively, of which $1.4 million and $1.6 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.3 million and $5.0 million of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three months ended October 31, 2024 and 2023, respectively, on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
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

7.    Supplementary Balance Sheet Information
The composition of other current assets follows (in thousands):

	October 31, 2024	July 31, 2024	October 31, 2023
Prepaid expenses	$75,370	$51,519	$66,750
Other current assets	76,701	28,039	64,111
Total other current assets	$152,071	$79,558	$130,861

The composition of property, plant and equipment follows (in thousands):

	October 31, 2024	July 31, 2024	October 31, 2023
Land and land improvements	$804,950	$804,287	$790,550
Buildings and building improvements	1,686,562	1,682,734	1,626,566
Machinery and equipment	1,995,020	1,984,549	1,781,980
Furniture and fixtures	320,123	316,510	302,646
Software	161,500	161,502	151,809
Vehicles	93,739	91,951	86,173
Construction in progress	178,417	116,872	185,229
Gross property, plant and equipment	5,240,311	5,158,405	4,924,953
Accumulated depreciation	(2,805,535)	(2,735,770)	(2,580,352)
Property, plant and equipment, net	$2,434,776	$2,422,635	$2,344,601

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2024	July 31, 2024	October 31, 2023
Trade payables	$141,912	$141,246	$161,581
Deferred revenue	901,586	575,766	872,418
Accrued salaries, wages and deferred compensation	33,220	43,269	33,733
Accrued benefits	57,785	60,940	57,340
Deposits	43,401	44,500	42,880
Operating lease liabilities	34,529	32,611	38,332
Other liabilities	85,561	102,466	70,241
Total accounts payable and accrued liabilities	$1,297,994	$1,000,798	$1,276,525

The changes in the net carrying amount of goodwill by segment for the three months ended October 31, 2024 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2024	$1,632,969	$45,006	$1,677,975
Effects of changes in foreign currency exchange rates	(6,895)	—	(6,895)
Balance at October 31, 2024	$1,626,074	$45,006	$1,671,080

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

	Estimated Fair Value Measurement as of October 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$81,465	$81,465	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$95,544	$—	$95,544	$—
Liabilities:
Contingent Consideration	$86,000	$—	$—	$86,000

	Estimated Fair Value Measurement as of July 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$896	$896	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$101,989	$—	$101,989	$—
Interest Rate Swaps	$2,343	$—	$2,343	$—
Liabilities:
Contingent Consideration	$104,200	$—	$—	$104,200

	Estimated Fair Value Measurement as of October 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$101,903	$101,903	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$138,614	$—	$138,614	$—
Interest Rate Swaps	$13,931	$—	$13,931	$—
Liabilities:
Contingent Consideration	$59,300	$—	$—	$59,300

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The interest rate swaps expired on September 23, 2024 and therefore had no estimated fair value as of October 31, 2024. The estimated fair value of the interest rate swaps was included within other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2024 and Consolidated Condensed Balance Sheet as of October 31, 2023.

The changes in Contingent Consideration during the three months ended October 31, 2024 and 2023 were as follows (in thousands):

Balance as of July 31, 2024 and 2023, respectively	$104,200	$73,300
Payments	(20,279)	(17,057)
Change in estimated fair value	2,079	3,057
Balance as of October 31, 2024 and 2023, respectively	$86,000	$59,300

The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds inflation linked threshold and an adjustment equal to 10% of any capital improvements or investments made under the lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved.
The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $14.6 million to $20.0 million.
During the three months ended October 31, 2024, the Company made a payment to the landlord for Contingent Consideration of approximately $20.3 million and recorded an increase in the liability of approximately $2.1 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2025. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $86.0 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of October 31, 2024, the Company had various letters of credit outstanding totaling $96.5 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $36.7 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $9.5 million as of October 31, 2024, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2024, July 31, 2024 and October 31, 2023, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended October 31,
	2024	2023
Net revenue:
Mountain	$173,296	$172,455
Lodging	86,916	81,821
Total Resort net revenue	260,212	254,276
Real Estate	63	4,289
Total net revenue	$260,275	$258,565
Segment operating expense:
Mountain	$319,509	$312,839
Lodging	82,559	82,057
Total Resort operating expense	402,068	394,896
Real Estate	1,491	5,181
Total segment operating expense	$403,559	$400,077
Gain on sale of real property	$16,506	$6,285
Mountain equity investment income, net	$2,151	$859
Reported EBITDA:
Mountain	$(144,062)	$(139,525)
Lodging	4,357	(236)
Resort	(139,705)	(139,761)
Real Estate	15,078	5,393
Total Reported EBITDA	$(124,627)	$(134,368)
Real estate held for sale or investment	$85,317	$86,465
Reconciliation from loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(172,836)	$(175,512)
Net loss attributable to noncontrolling interests	(8,708)	(7,535)
Net loss	(181,544)	(183,047)
Benefit from income taxes	(58,249)	(65,160)
Loss before benefit from income taxes	(239,793)	(248,207)
Depreciation and amortization	71,633	66,728
Change in estimated fair value of contingent consideration	2,079	3,057
Loss on disposal of fixed assets and other, net	1,529	2,043
Investment income and other, net	(2,493)	(3,684)
Foreign currency loss on intercompany loans	264	4,965
Interest expense, net	42,154	40,730
Total Reported EBITDA	$(124,627)	$(134,368)

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, and September 25, 2024, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, and 1,100,000 Vail Shares, respectively, for a total authorization to repurchase up to 11,100,000 Vail Shares. During the three months ended October 31, 2024 and 2023, the Company repurchased 114,800 and 237,056 Vail Shares, respectively (at a total cost of $20.0 million and $50.0 million, respectively, excluding accrued excise tax, as discussed further below). Since inception of this stock repurchase program through October 31, 2024, the Company has repurchased 9,484,480 shares at a cost of approximately $1,149.4 million. As of October 31, 2024, 1,615,520 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2024 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2024 and 2023 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2024.

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

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas (collectively, “Resorts”).
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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass product sales through December 3, 2024 for the upcoming 2024/2025 North American ski season decreased approximately 2% in units and increased approximately 4% in sales dollars as compared to the period in the prior year through December 4, 2023. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.71 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict the overall impact that sales of our pass products will have on total lift revenue or effective ticket price for the fiscal year ending July 31, 2025.

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

•As of October 31, 2024, we had $403.8 million of cash and cash equivalents, as well as $407.4 million available under the revolver component of our Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $500.0 million less certain letters of credit outstanding of $92.6 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2024, we had C$296.6 million ($213.0 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($215.5 million) less letters of credit outstanding of C$3.4 million ($2.5 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS

Summary
Shown below is a summary of operating results for the three months ended October 31, 2024, compared to the three months ended October 31, 2023 (in thousands):

	Three Months Ended October 31,
	2024	2023
Net loss attributable to Vail Resorts, Inc.	$(172,836)	$(175,512)
Loss before benefit from income taxes	$(239,793)	$(248,207)
Mountain Reported EBITDA	$(144,062)	$(139,525)
Lodging Reported EBITDA	4,357	(236)
Resort Reported EBITDA	$(139,705)	$(139,761)
Real Estate Reported EBITDA	$15,078	$5,393
A discussion of segment results, including reconciliations of net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024) prospectively from the date of acquisition.

Mountain Segment
Three months ended October 31, 2024 compared to the three months ended October 31, 2023
Mountain segment operating results for the three months ended October 31, 2024 and 2023 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2024	2023
Mountain net revenue:
Lift	$40,423	$45,390	(10.9)%
Ski school	6,839	7,178	(4.7)%
Dining	20,628	18,077	14.1%
Retail/rental	29,526	33,474	(11.8)%
Other	75,880	68,336	11.0%
Total Mountain net revenue	173,296	172,455	0.5%
Mountain operating expense:
Labor and labor-related benefits	118,530	112,049	5.8%
Retail cost of sales	15,031	17,821	(15.7)%
General and administrative	92,568	93,168	(0.6)%
Other	93,380	89,801	4.0%
Total Mountain operating expense	319,509	312,839	2.1%
Mountain equity investment income, net	2,151	859	150.4%
Mountain Reported EBITDA	$(144,062)	$(139,525)	(3.3)%

Total skier visits	548	658	(16.7)%
ETP	$73.76	$68.98	6.9%
Mountain Reported EBITDA includes $5.8 million of stock-based compensation expense for each of the three months ended October 31, 2024 and 2023.

Our first fiscal quarter historically results in negative Mountain Reported EBITDA, as most of our North American and European Resorts generally do not open for ski operations until our second fiscal quarter, which begins in November. The first fiscal quarter generally consists of operating and administrative expenses, North American and European summer activities (including dining), retail/rental operations and the winter operations of our Australian ski areas, for which the ski season generally occurs from June through early October.

Mountain Reported EBITDA decreased $4.5 million, or 3.3%, primarily driven by our Australian operations, which experienced weather-related challenges that impacted terrain and resulted in early closures, as well as incremental off-season losses from the addition of Crans-Montana (acquired May 2, 2024), partially offset by an increase in summer operations at our North American resorts, which benefited from warm weather conditions late in the season. Mountain segment results also include one-time operating expenses attributable to our resource efficiency transformation plan of $2.0 million for the three months ended October 31, 2024, as well as acquisition and integration related expenses of $0.9 million and $1.8 million for the three months ended October 31, 2024 and 2023, respectively.

Lift revenue decreased $5.0 million, or 10.9%, primarily due to decreased pass product sales for the 2024 Australian ski season, as well as a decrease in paid lift revenue at our Australian resorts as a result of reduced visitation from weather-related challenges that impacted terrain and resulted in early closures in the current year.

Dining revenue increased $2.6 million, or 14.1%, primarily as a result of an increased number of summer group events, as well as an increase in guest spending per visit at our North American resorts. Retail/rental revenue decreased $3.9 million, or 11.8%, driven by the impact of broader industry-wide customer spending trends which negatively impacted retail demand, particularly at our Colorado city store locations.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian ski area lodging and transportation revenue. Other revenue increased $7.5 million, or 11.0%, primarily driven by an increase in other on-mountain summer activities and sightseeing revenue from the impact of increased summer visitation at our North American resorts as a result of improved weather conditions.

Operating expense increased $6.7 million, or 2.1%, which includes the incremental operating expenses from Crans-Montana and one-time costs attributable to our resource efficiency transformation plan of $2.0 million. Operating expense also includes acquisition and integration related expenses of $0.9 million and $1.8 million for the three months ended October 31, 2024 and 2023, respectively.

Labor and labor-related benefits increased 5.8%, primarily due to normal wage adjustments and an increase in labor expense to support increased North American summer operations, as well as incremental expenses from Crans-Montana of $2.3 million. Retail cost of sales decreased 15.7%, compared to a decrease in retail sales of 13.5%. Other expense increased 4.0%, primarily due to incremental expenses from Crans-Montana of $2.2 million, one-time costs attributable to our resource efficiency transformation plan of $2.0 million and an increase in acquisition and integration related expenses of $0.9 million.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended October 31, 2024 compared to the three months ended October 31, 2023
Lodging segment operating results for the three months ended October 31, 2024 and 2023 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2024	2023
Lodging net revenue:
Owned hotel rooms	$28,075	$25,177	11.5%
Managed condominium rooms	11,705	12,003	(2.5)%
Dining	19,952	18,083	10.3%
Golf	7,550	6,376	18.4%
Other	16,501	16,723	(1.3)%
	83,783	78,362	6.9%
Payroll cost reimbursements	3,133	3,459	(9.4)%
Total Lodging net revenue	86,916	81,821	6.2%
Lodging operating expense:
Labor and labor-related benefits	37,227	37,475	(0.7)%
General and administrative	14,289	14,857	(3.8)%
Other	27,910	26,266	6.3%
	79,426	78,598	1.1%
Reimbursed payroll costs	3,133	3,459	(9.4)%
Total Lodging operating expense	82,559	82,057	0.6%
Lodging Reported EBITDA	$4,357	$(236)	1,946.2%

Owned hotel statistics:
ADR	$315.97	$304.03	3.9%
RevPAR	$178.87	$158.97	12.5%
Managed condominium statistics:
ADR	$232.00	$233.92	(0.8)%
RevPAR	$53.07	$50.78	4.5%
Owned hotel and managed condominium statistics (combined):
ADR	$276.02	$269.31	2.5%
RevPAR	$92.03	$82.95	10.9%
Lodging Reported EBITDA includes $0.8 million and $0.9 million of stock-based compensation expense for the three months ended October 31, 2024 and 2023, respectively.
Lodging Reported EBITDA increased $4.6 million, primarily driven by favorable weather conditions which drove increased visitation at GTLC and our mountain resort properties.
Revenue from owned hotel rooms increased $2.9 million, or 11.5%, primarily due to increased visitation at GTLC driven by favorable weather conditions, which also drove an increase in ADR, as well as stronger demand for summer lodging at our North American mountain resort properties. Dining revenue increased $1.9 million, or 10.3%, and golf revenue increased $1.2 million, or 18.4%, each primarily as a result of increased summer visitation at our North American mountain resort properties.
Other expense increased 6.3%, primarily due to one-time costs attributable to our resource efficiency transformation plan of $0.7 million, as well as increased utilities and maintenance expenses of $0.6 million.
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

Three months ended October 31, 2024 compared to the three months ended October 31, 2023
Real Estate segment operating results for the three months ended October 31, 2024 and 2023 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2024	2023
Total Real Estate net revenue	$63	$4,289	(98.5)%
Real Estate operating expense:
Cost of sales	—	3,607	(100.0)%
Other	1,491	1,574	(5.3)%
Total Real Estate operating expense	1,491	5,181	(71.2)%
Gain on sale of real property	16,506	6,285	162.6%
Real Estate Reported EBITDA	$15,078	$5,393	179.6%

During the three months ended October 31, 2024, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property. During the three months ended October 31, 2023, we closed on the sale of a land parcel in Keystone, Colorado for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, Colorado, which closed for proceeds of $6.5 million during the three months ended October 31, 2023.

Other operating expense for both the three months ended October 31, 2024 and 2023 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,		Increase (Decrease)
	2024	2023
Benefit from income taxes	$58,249	$65,160	(10.6)%
Effective tax rate	24.3%	26.3%	(2.0) pts

Benefit from income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three months ended October 31, 2024 was 24.3%, compared to 26.3% for the three months ended October 31, 2023.

The decrease in the effective tax rate for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to a decrease in favorable discrete items impacting the first quarter tax provision in the current period.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2024 and 2023 (in thousands):

	Three Months Ended October 31,
	2024	2023
Net loss attributable to Vail Resorts, Inc.	$(172,836)	$(175,512)
Net loss attributable to noncontrolling interests	(8,708)	(7,535)
Net loss	(181,544)	(183,047)
Benefit from income taxes	(58,249)	(65,160)
Loss before benefit from income taxes	(239,793)	(248,207)
Depreciation and amortization	71,633	66,728
Loss on disposal of fixed assets and other, net	1,529	2,043
Change in fair value of contingent consideration	2,079	3,057
Investment income and other, net	(2,493)	(3,684)
Foreign currency loss on intercompany loans	264	4,965
Interest expense, net	42,154	40,730
Total Reported EBITDA	$(124,627)	$(134,368)

Mountain Reported EBITDA	$(144,062)	$(139,525)
Lodging Reported EBITDA	4,357	(236)
Resort Reported EBITDA	(139,705)	(139,761)
Real Estate Reported EBITDA	15,078	5,393
Total Reported EBITDA	$(124,627)	$(134,368)
The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31,
	2024	2023
Long-term debt, net	$2,709,955	$2,732,037
Long-term debt due within one year	57,045	69,659
Total debt	2,767,000	2,801,696
Less: cash and cash equivalents	403,768	728,859
Net Debt	$2,363,232	$2,072,837

LIQUIDITY AND CAPITAL RESOURCES

Changes in significant sources of cash for the three months ended October 31, 2024 and 2023 are presented by categories as follows (in thousands).

	Three Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$282,424	$328,499
Net cash (used in) provided by investing activities	$(71,006)	$5,565
Net cash used in financing activities	$(132,302)	$(153,608)

Three months ended October 31, 2024 compared to the three months ended October 31, 2023
We generated $282.4 million of cash from operating activities during the three months ended October 31, 2024, a decrease of $46.1 million compared to $328.5 million generated during the three months ended October 31, 2023. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $24.9 million for the three months ended October 31, 2024 as compared to the prior year, driven by overpayments and other deductions which offset our estimated payments made during the three months ended October 31, 2023 and higher estimated taxable income for the current fiscal year, and (ii) the timing of payments for accounts payable, accrued liabilities, and inventory.

The decrease in cash provided by investing activities for the three months ended October 31, 2024 of $76.6 million was primarily due to (i) the maturity of short-term bank deposits in the prior year which had maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of July 31, 2023, of which $52.4 million matured during the three months ended October 31, 2023, and (ii) an increase in capital expenditures of approximately $17.6 million as compared to the prior year, which is largely driven by an acceleration of the timing of work being completed and associated payments taking place in the current year.

Cash used in financing activities decreased by $21.3 million during the three months ended October 31, 2024 compared to the three months ended October 31, 2023, primarily due to a decrease in repurchases of common stock of $30.0 million.

Significant Sources of Cash
We had $403.8 million of cash and cash equivalents as of October 31, 2024, compared to $728.9 million as of October 31, 2023, and the decrease was primarily attributable to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during the last twelve months. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $403.8 million of cash and cash equivalents at October 31, 2024, we had $407.4 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2024 (which represents the total commitment of $500.0 million less outstanding letters of credit of $92.6 million). Additionally, we had C$296.6 million ($213.0 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($215.5 million) less certain outstanding letters of credit of C$3.4 million ($2.5 million). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We currently anticipate that we will spend approximately $189 million to $194 million on resort capital expenditures during calendar year 2024, excluding $13 million of incremental capital investments in premium fleet and fulfillment infrastructure to support the official launch of My Epic Gear for the 2024/2025 winter season at 12 destination mountain resorts and regional ski areas across North America, $7 million of growth capital investments at Andermatt-Sedrun, investments at Crans-Montana, which we expect will include $2 million of maintenance capital expenditures and $2 million associated with integration activities at Crans-Montana, and $3 million of reimbursable capital. Including My Epic Gear premium fleet, fulfillment infrastructure capital, investments at Crans-Montana, and one-time investments, our total capital plan for calendar year 2024 is expected to be approximately $216 million to $221 million. Included in these estimated capital expenditures are approximately $117 million to $122 million of maintenance capital expenditures (excluding Crans-Montana), which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Approximately $152 million was spent for capital expenditures in calendar year 2024 as of October 31, 2024, leaving approximately $37 million to $42 million to spend in the remainder of calendar year 2024.

Debt
As of October 31, 2024, principal payments on the majority of our long-term debt ($2.0 billion of the total $2.8 billion debt outstanding as of October 31, 2024) are not due until fiscal year 2029 and beyond. As of both October 31, 2024 and 2023, total long-term debt, net (including long-term debt due within one year) was $2.8 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.1 billion as of October 31, 2023 to $2.4 billion as of October 31, 2024, primarily due to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during the last twelve months.

As of October 31, 2024, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $500.0 million and (ii) a term loan of $947.5 million, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$300.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.

Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of variable-rate debt outstanding as of October 31, 2024. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $10.0 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Dividend Payments
On December 5, 2024, our Board of Directors approved a cash dividend of $2.22 per share payable on January 9, 2025 to stockholders of record as of December 26, 2024. During the three months ended October 31, 2024, we paid cash dividends of $2.22 per share ($83.1 million). During the three months ended October 31, 2023, we paid cash dividends of $2.06 per share ($78.5 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.

Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 Vail Shares (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. During the three months ended October 31, 2024, we repurchased 114,800 shares (at an average cost of $174.21) for a total cost of approximately $20.0 million, excluding accrued excise tax. During the three months ended October 31, 2023, we repurchased 237,056 Vail Shares (at an average cost of $210.92) for a total cost of approximately $50.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through October 31, 2024, we have repurchased 9,484,480 Vail Shares at a cost of approximately $1,149.4 million. As of October 31, 2024, 1,615,520 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.

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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2024. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS

We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

There were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended July 31, 2024.

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
•changes in accounting judgments and estimates, accounting principles, policies or guidelines; and
•other risks and uncertainties included under Part 1. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2024, we had approximately $1.0 billion of variable rate indebtedness, representing approximately 36.0% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2024 of approximately 6.7%. Based on variable-rate borrowings outstanding as of October 31, 2024, a 100-basis point (or 1.0%)

change in our borrowing rates would result in our annual interest payments changing by approximately $10.0 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar, Australian dollar and Swiss franc compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from an intercompany loan to Whistler Blackcomb that is not deemed to be permanently invested, which has and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb are reported in Canadian dollars, the results of our Australian resorts are reported in Australian dollars and the results of our Swiss resorts are reported in Swiss francs, each of which we then translate to U.S. dollars for inclusion in our Consolidated Condensed Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations.

The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive loss (in thousands).

	Three Months Ended October 31,
	2024	2023
Foreign currency translation adjustments	$(3,854)	$(92,094)
Foreign currency loss on intercompany loans	$(264)	$(4,965)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 26, 2024 as of and for the year ended July 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2024 - August 31, 2024	—	$—	—	1,730,320
September 1, 2024 - September 30, 2024	—	$—	—	1,730,320
October 1, 2024 - October 31, 2024	114,800	$174.21	114,800	1,615,520
Total	114,800	$174.21	114,800	1,615,520

(1)	The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. As of October 31, 2024, 1,615,520 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended October 31, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

Vail Resorts, Inc.

Date: December 9, 2024	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2024	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)