Form 10-Q
period 2025-01-31
VAIL RESORTS INC
filed 2025-03-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 5, 2025, 37,337,967 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2025	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$488,211	$322,827	$812,163
Restricted cash	16,344	14,236	13,329
Trade receivables, net	123,553	375,752	138,269
Inventories, net	131,974	118,988	134,839
Other current assets	84,410	79,558	80,204
Total current assets	844,492	911,361	1,178,804
Property, plant and equipment, net (Note 7)	2,382,618	2,422,635	2,349,424
Real estate held for sale or investment	90,799	86,548	86,737
Goodwill, net (Note 7)	1,626,952	1,677,975	1,699,909
Intangible assets, net	292,815	302,535	304,115
Operating right-of-use assets	250,752	256,627	189,838
Other assets	42,765	40,756	38,837
Total assets	$5,531,193	$5,698,437	$5,847,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$1,192,209	$1,000,798	$1,141,624
Income taxes payable	10,230	55,358	18,015
Long-term debt due within one year (Note 5)	584,245	57,153	69,135
Total current liabilities	1,786,684	1,113,309	1,228,774
Long-term debt, net (Note 5)	2,117,986	2,721,597	2,721,598
Operating lease liabilities	230,484	233,465	168,716
Other long-term liabilities	301,562	311,768	291,330
Deferred income taxes, net	278,415	279,815	286,581
Total liabilities	4,715,131	4,659,954	4,696,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,923, 46,855 and 46,852 shares issued, respectively	469	469	469
Additional paid-in capital	1,153,868	1,145,610	1,133,275
Accumulated other comprehensive loss	(134,699)	(67,288)	(29,838)
Retained earnings	687,169	780,431	760,820
Treasury stock, at cost, 9,587, 9,370 and 8,885 shares, respectively (Note 11)	(1,176,104)	(1,135,685)	(1,034,822)
Total Vail Resorts, Inc. stockholders’ equity	530,703	723,537	829,904
Noncontrolling interests	285,359	314,946	320,761
Total stockholders’ equity	816,062	1,038,483	1,150,665
Total liabilities and stockholders’ equity	$5,531,193	$5,698,437	$5,847,664
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net revenue:
Mountain and Lodging services and other	$957,091	$905,053	$1,144,141	$1,087,887
Mountain and Lodging retail and dining	179,963	172,745	253,125	244,187
Resort net revenue	1,137,054	1,077,798	1,397,266	1,332,074
Real Estate	171	160	234	4,449
Total net revenue	1,137,225	1,077,958	1,397,500	1,336,523
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	495,585	474,170	761,849	729,746
Mountain and Lodging retail and dining cost of products sold	68,011	65,289	96,958	96,584
General and administrative	114,540	112,714	221,397	220,739
Resort operating expense	678,136	652,173	1,080,204	1,047,069
Real Estate operating expense	1,758	1,676	3,249	6,857
Total segment operating expense	679,894	653,849	1,083,453	1,053,926
Other operating (expense) income:
Depreciation and amortization	(73,107)	(69,399)	(144,740)	(136,127)
Gain on sale of real property	—	—	16,506	6,285
Change in estimated fair value of contingent consideration (Note 8)	(100)	(3,400)	(2,179)	(6,457)
Gain (loss) on disposal of fixed assets and other, net	293	(758)	(1,236)	(2,801)
Income from operations	384,417	350,552	182,398	143,497
Mountain equity investment income (loss), net	745	(579)	2,896	280
Investment income and other, net	3,021	4,863	5,514	8,547
Foreign currency (loss) gain on intercompany loans (Note 5)	(1,385)	3,040	(1,649)	(1,925)
Interest expense, net	(42,368)	(40,585)	(84,522)	(81,315)
Income before provision for income taxes	344,430	317,291	104,637	69,084
Provision for income taxes	(86,331)	(87,486)	(28,082)	(22,326)
Net income	258,099	229,805	76,555	46,758
Net income attributable to noncontrolling interests	(12,551)	(10,506)	(3,843)	(2,971)
Net income attributable to Vail Resorts, Inc.	$245,548	$219,299	$72,712	$43,787
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$6.57	$5.78	$1.94	$1.15
Diluted net income per share attributable to Vail Resorts, Inc.	$6.56	$5.76	$1.94	$1.15
Cash dividends declared per share	$2.22	$2.06	$4.44	$4.12
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income	$258,099	$229,805	$76,555	$46,758
Foreign currency translation adjustments	(87,964)	70,882	(91,818)	(21,212)
Change in estimated fair value of hedging instruments, net of tax	—	(3,592)	(1,755)	(6,062)
Comprehensive income (loss)	170,135	297,095	(17,018)	19,484
Comprehensive loss (income) attributable to noncontrolling interests	12,150	(29,258)	22,319	4,823
Comprehensive income attributable to Vail Resorts, Inc.	$182,285	$267,837	$5,301	$24,307
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, October 31, 2023	$469	$1,126,033	$(78,376)	$619,727	$(1,034,822)	$633,031	$295,149	$928,180
Comprehensive income:
Net income	—	—	—	219,299	—	219,299	10,506	229,805
Foreign currency translation adjustments	—	—	52,130	—	—	52,130	18,752	70,882
Change in estimated fair value of hedging instruments, net of tax	—	—	(3,592)	—	—	(3,592)	—	(3,592)
Total comprehensive income						267,837	29,258	297,095
Stock-based compensation expense	—	7,336	—	—	—	7,336	—	7,336
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(94)	—	—	—	(94)	—	(94)
Dividends (Note 4)	—	—	—	(78,206)	—	(78,206)	—	(78,206)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,646)	(3,646)
Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665

Balance, October 31, 2024	$469	$1,146,518	$(71,436)	$524,450	$(1,155,902)	$444,099	$301,200	$745,299
Comprehensive income (loss):
Net income	—	—	—	245,548	—	245,548	12,551	258,099
Foreign currency translation adjustments	—	—	(63,263)	—	—	(63,263)	(24,701)	(87,964)
Total comprehensive income (loss)						182,285	(12,150)	170,135
Stock-based compensation expense	—	7,526	—	—	—	7,526	—	7,526
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(176)	—	—	—	(176)	—	(176)
Repurchases of common stock (Note 11)	—	—	—	—	(20,202)	(20,202)	—	(20,202)
Dividends (Note 4)	—	—	—	(82,829)	—	(82,829)	—	(82,829)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,691)	(3,691)
Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$687,169	$(1,176,104)	$530,703	$285,359	$816,062

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive income (loss):
Net income	—	—	—	43,787	—	43,787	2,971	46,758
Foreign currency translation adjustments	—	—	(13,418)	—	—	(13,418)	(7,794)	(21,212)
Change in estimated fair value of hedging instruments, net of tax	—	—	(6,062)	—	—	(6,062)	—	(6,062)
Total comprehensive income (loss)						24,307	(4,823)	19,484
Stock-based compensation expense	—	14,132	—	—	—	14,132	—	14,132
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,290)	—	—	—	(5,289)	—	(5,289)
Repurchases of common stock (Note 11)	—	—	—	—	(50,516)	(50,516)	—	(50,516)
Dividends (Note 4)	—	—	—	(156,677)	—	(156,677)	—	(156,677)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(6,129)	(6,129)
Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665

Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$780,431	$(1,135,685)	$723,537	$314,946	$1,038,483
Comprehensive income (loss):
Net income	—	—	—	72,712	—	72,712	3,843	76,555
Foreign currency translation adjustments	—	—	(65,656)	—	—	(65,656)	(26,162)	(91,818)
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income (loss)						5,301	(22,319)	(17,018)
Stock-based compensation expense	—	14,217	—	—	—	14,217	—	14,217
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,959)	—	—	—	(5,959)	—	(5,959)
Repurchases of common stock (Note 11)	—	—	—	—	(40,419)	(40,419)	—	(40,419)
Dividends (Note 4)	—	—	—	(165,974)	—	(165,974)	—	(165,974)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(7,268)	(7,268)
Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$687,169	$(1,176,104)	$530,703	$285,359	$816,062
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$76,555	$46,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,740	136,127
Stock-based compensation expense	14,217	14,132
Provision for income taxes	28,082	22,326
Other non-cash (income) expense, net	(13,384)	11,770
Changes in assets and liabilities:
Trade receivables, net	250,972	235,183
Inventories, net	(14,855)	(2,708)
Accounts payable and accrued liabilities	104,051	90,578
Deferred revenue	116,812	108,693
Income taxes payable	(72,799)	(67,119)
Other assets and liabilities, net	(25,710)	(24,579)
Net cash provided by operating activities	608,681	571,161
Cash flows from investing activities:
Capital expenditures	(146,029)	(130,291)
Maturity of short-term deposits	—	57,647
Other investing activities, net	18,009	6,565
Net cash used in investing activities	(128,020)	(66,079)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(24,609)	(31,250)
Repurchases of 0.0% Convertible Notes	(48,000)	—
Employee taxes paid for share award exercises	(5,959)	(5,289)
Dividends paid	(165,974)	(156,677)
Repurchases of common stock	(40,000)	(50,000)
Other financing activities, net	(18,204)	(7,961)
Net cash used in financing activities	(302,746)	(251,177)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,423)	(1,506)
Net increase in cash, cash equivalents and restricted cash	167,492	252,399
Cash, cash equivalents and restricted cash:
Beginning of period	337,063	573,093
End of period	$504,555	$825,492

Non-cash investing activities:
Accrued capital expenditures	$17,588	$11,784
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (each as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of January 31, 2025 are presented below (in thousands):

	January 31, 2025
	Carrying Value	Fair Value
6.50% Notes	$600,000	$609,468
0.0% Convertible Notes	$525,000	$499,658
EPR Secured Notes	$130,098	$166,549
NRP Loan	$34,491	$28,929
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026), though early adoption is permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2026 and is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which will expand the disclosures regarding a public entity’s expenses by providing disaggregation of certain costs and expenses. The ASU primarily requires that, for each interim and annual reporting period, an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as other certain qualitative disclosures regarding costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year ending July 31, 2028), and interim periods thereafter, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its Consolidated Condensed Financial Statements, including determining the timing of adoption.

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Mountain net revenue:
Lift	$644,918	$603,459	$685,341	$648,849
Ski School	133,009	126,629	139,848	133,807
Dining	90,907	82,060	111,535	100,137
Retail/Rental	135,159	136,156	164,685	169,630
Other	59,101	51,677	134,981	120,013
Total Mountain net revenue	$1,063,094	$999,981	$1,236,390	$1,172,436
Lodging net revenue:
Owned hotel rooms	$13,439	$13,583	$41,514	$38,760
Managed condominium rooms	27,074	28,308	38,779	40,311
Dining	13,754	13,609	33,706	31,692
Transportation	5,507	6,405	7,041	7,910
Golf	—	—	7,801	6,471
Other	10,415	11,417	25,131	26,540
	70,189	73,322	153,972	151,684
Payroll cost reimbursements	3,771	4,495	6,904	7,954
Total Lodging net revenue	$73,960	$77,817	$160,876	$159,638
Total Resort net revenue	$1,137,054	$1,077,798	$1,397,266	$1,332,074
Total Real Estate net revenue	171	160	234	4,449
Total net revenue	$1,137,225	$1,077,958	$1,397,500	$1,336,523

Contract Balances
Deferred revenue balances of a short-term nature were $688.4 million and $575.8 million as of January 31, 2025 and July 31, 2024, respectively. For the three and six months ended January 31, 2025, the Company recognized approximately $253.9 million and $304.1 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2024. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $103.1 million, $104.9 million and $108.3 million as of January 31, 2025, July 31, 2024 and January 31, 2024, respectively. As of January 31, 2025, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $14.3 million, $5.2 million and $14.4 million as of January 31, 2025, July 31, 2024 and January 31, 2024, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $14.9 million for these costs during both the three and six months ended January 31, 2025, which was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations. The Company recorded amortization of $13.9 million for these costs during both the three and six months ended January 31, 2024.

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

Presented below is basic and diluted EPS for the three months ended January 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$245,548	$245,548	$219,299	$219,299
Weighted-average shares outstanding	37,382	37,382	37,967	37,967
Effect of dilutive securities	—	43	—	79
Total shares	37,382	37,425	37,967	38,046
Net income per share attributable to Vail Resorts	$6.57	$6.56	$5.78	$5.76
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 41,000 and 15,000 for the three months ended January 31, 2025 and 2024, respectively.

Presented below is basic and diluted EPS for the six months ended January 31, 2025 and 2024 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$72,712	$72,712	$43,787	$43,787
Weighted-average shares outstanding	37,428	37,428	38,042	38,042
Effect of dilutive securities	—	52	—	91
Total shares	37,428	37,480	38,042	38,133
Net income per share attributable to Vail Resorts	$1.94	$1.94	$1.15	$1.15
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 21,000 and 18,000 for the six months ended January 31, 2025 and 2024 respectively.

In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted

EPS. For the three and six months ended January 31, 2025 and 2024, the price of Vail Resorts, Inc. common stock (“Vail Shares”) did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.

Dividends
During the three and six months ended January 31, 2025, the Company paid cash dividends of $2.22 and $4.44 per share, respectively ($82.8 million and $166.0 million, respectively). During the three and six months ended January 31, 2024, the Company paid cash dividends of $2.06 and $4.12 per share, respectively ($78.2 million and $156.7 million, respectively). On March 6, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 10, 2025 to stockholders of record as of March 27, 2025.

5.    Long-Term Debt
Long-term debt, net as of January 31, 2025, July 31, 2024 and January 31, 2024 is summarized as follows (in thousands):

	Maturity	January 31, 2025	July 31, 2024	January 31, 2024
Vail Holdings Credit Agreement term loan (a)	2029	$935,156	$959,766	$984,375
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.50% Notes	2032	600,000	600,000	—
6.25% Notes	2025	—	—	600,000
0.0% Convertible Notes (b)	2026	525,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	34,260	37,088	39,285
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	372,003	369,143	366,264
Whistler Blackcomb employee housing leases	2042	26,331	27,887	28,796
Other	2025-2037	49,752	52,017	33,574
Total debt		2,709,239	2,787,638	2,794,031
Less: Unamortized premiums, discounts and debt issuance costs		7,008	8,888	3,298
Less: Current maturities (e)		584,245	57,153	69,135
Long-term debt, net		$2,117,986	$2,721,597	$2,721,598

(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement has a maturity date of April 24, 2029 for both the currently undrawn revolver facility and the term loan facility, which had an outstanding balance of $935.2 million as of January 31, 2025. The term loan is subject to quarterly amortization of principal of approximately $12.3 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of January 31, 2025 (5.91% as of January 31, 2025). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of January 31, 2025). The Company was previously party to various interest rate swap agreements which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.

On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provides for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans. The $450.0 million incremental term loan facility is available to be drawn upon at any time at the Company’s option, and any undrawn capacity within the $450.0 million facility will expire on January 27, 2026. While undrawn, any unused portion of the incremental term loan facility incurs a fee equal to 0.30% per annum. Any delayed draw term loan borrowings, upon funding, would be subject to the same interest and principal payment terms and the same maturity date as the outstanding borrowings under the term loan facility. No other material terms of the Vail Holdings Credit Agreement were amended. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit loan facility, both of which are undrawn as of January 31, 2025, are available to be used to refinance the Company’s 0.0% Convertible Notes, as discussed further below.

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of January 31, 2025, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $360.40. On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which the Company recorded within gain (loss) on disposal of fixed assets and other, net on its Consolidated Condensed Statements of Operations during the three and six months ended January 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding, which is reflected within long-term debt due within one year as of January 31, 2025 given the maturity date of January 1, 2026. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, are undrawn as of January 31, 2025, and are available to be used to refinance the Company’s 0.0% Convertible Notes.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of January 31, 2025, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2025 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2025, interest on this note accrued at a rate of 12.07%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2025, interest on this note accrued at a rate of 11.58%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2025, interest on this note accrued at a rate of 11.58%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2025, interest on this note accrued at a rate of 12.50%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2025, interest on this note accrued at a rate of 9.19%.

In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2025 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2025 (February 2025 through July 2025)	$36,413
2026	588,125
2027	68,334
2028	55,650
2029	769,810
Thereafter	1,190,907
Total debt	$2,709,239

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016, and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $1.4 million and $1.6 million of non-cash foreign currency losses on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2025 on the Company’s Consolidated Condensed Statements of Operations. The Company recognized approximately $3.0 million and $(1.9) million of non-cash foreign currency gains (losses) on the intercompany loan to Whistler Blackcomb for the three and six months ended January 31, 2024, respectively, on the Company’s Consolidated Condensed Statements of Operations.

6.    Acquisitions
Crans-Montana Mountain Resort
On May 2, 2024, the Company acquired Crans-Montana in Switzerland from CPI Property Group (“CPIPG”). The Company acquired (i) an approximate 84% ownership stake in Romontées Mécaniques Crans Montana Aminona SA (“CMA”), which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. As of May 2, 2024 the total fair value of the consideration paid was $107.2 million (CHF 97.5 million).
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

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$107,155
Estimated fair value of noncontrolling interests	14,084
Total estimated purchase consideration	$121,239

Allocation of total estimated purchase consideration:
Current assets	$21,207
Property, plant and equipment	115,609
Goodwill	2,228
Identifiable intangible assets and other assets	8,262
Liabilities	(26,067)
Net assets acquired	$121,239
Identifiable intangible assets acquired in the transaction were primarily related to a trade name. The process of estimating the fair value of the property, plant, and equipment includes the use of certain estimates and assumptions related to replacement cost and physical condition at the time of acquisition. The excess of the purchase price over the aggregate estimated fair values of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce of the resort and other factors, and is not expected to be deductible for income tax purposes under Swiss tax law. The operating results of Crans-Montana are reported within the Mountain segment prospectively from the date of acquisition.
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

7.    Supplementary Balance Sheet Information
The composition of other current assets follows (in thousands):

	January 31, 2025	July 31, 2024	January 31, 2024
Prepaid expenses	$56,989	$51,519	$51,625
Other current assets	27,421	28,039	28,579
Total other current assets	$84,410	$79,558	$80,204

The composition of property, plant and equipment follows (in thousands):

	January 31, 2025	July 31, 2024	January 31, 2024
Land and land improvements	$793,797	$804,287	$800,460
Buildings and building improvements	1,685,468	1,682,734	1,649,112
Machinery and equipment	2,036,861	1,984,549	1,914,253
Furniture and fixtures	340,501	316,510	316,269
Software	182,153	161,502	160,072
Vehicles	94,454	91,951	90,303
Construction in progress	105,311	116,872	74,884
Gross property, plant and equipment	5,238,545	5,158,405	5,005,353
Accumulated depreciation	(2,855,927)	(2,735,770)	(2,655,929)
Property, plant and equipment, net	$2,382,618	$2,422,635	$2,349,424

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2025	July 31, 2024	January 31, 2024
Trade payables	$138,188	$141,246	$130,796
Deferred revenue	688,399	575,766	660,281
Accrued salaries, wages and deferred compensation	74,958	43,269	66,064
Accrued benefits	64,697	60,940	63,314
Deposits	69,887	44,500	90,217
Operating lease liabilities	34,037	32,611	38,765
Other liabilities	122,043	102,466	92,187
Total accounts payable and accrued liabilities	$1,192,209	$1,000,798	$1,141,624

The changes in the net carrying amount of goodwill by segment for the six months ended January 31, 2025 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2024	$1,632,969	$45,006	$1,677,975
Acquisition-related measurement period adjustments	(568)	—	(568)
Effects of changes in foreign currency exchange rates	(50,455)	—	(50,455)
Balance at January 31, 2025	$1,581,946	$45,006	$1,626,952

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

	Estimated Fair Value Measurement as of January 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$135,262	$135,262	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$83,338	$—	$83,338	$—
Liabilities:
Contingent Consideration	$86,100	$—	$—	$86,100

	Estimated Fair Value Measurement as of July 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$896	$896	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$101,989	$—	$101,989	$—
Interest Rate Swaps	$2,343	$—	$2,343	$—
Liabilities:
Contingent Consideration	$104,200	$—	$—	$104,200

	Estimated Fair Value Measurement as of January 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$102,608	$102,608	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$240,450	$—	$240,450	$—
Interest Rate Swaps	$9,115	$—	$9,115	$—
Liabilities:
Contingent Consideration	$62,700	$—	$—	$62,700

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The interest rate swaps expired on September 23, 2024 and therefore had no estimated fair value as of January 31, 2025. The estimated fair value of the interest rate swaps was included within other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2024 and Consolidated Condensed Balance Sheet as of January 31, 2024.

The changes in Contingent Consideration during the six months ended January 31, 2025 and 2024 were as follows (in thousands):

Balance as of July 31, 2024 and 2023, respectively	$104,200	$73,300
Payments	(20,279)	(17,057)
Change in estimated fair value	2,179	6,457
Balance as of January 31, 2025 and 2024, respectively	$86,100	$62,700
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

The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.1%, and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $14.1 million to $19.6 million.
During the six months ended January 31, 2025, the Company made a payment to the landlord for Contingent Consideration of approximately $20.3 million and recorded an increase in the liability of approximately $2.2 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2025, which includes the impact of an increase in expected capital expenditures at Park City during the years ending July 31, 2025 and 2026. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $86.1 million, which is reflected in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of January 31, 2025, the Company had various letters of credit outstanding totaling $95.4 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $35.6 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $9.5 million as of January 31, 2025, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2025, July 31, 2024 and January 31, 2024, the accruals for the above loss contingencies were not material individually or in the aggregate.

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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net revenue:
Mountain	$1,063,094	$999,981	$1,236,390	$1,172,436
Lodging	73,960	77,817	160,876	159,638
Total Resort net revenue	1,137,054	1,077,798	1,397,266	1,332,074
Real Estate	171	160	234	4,449
Total net revenue	$1,137,225	$1,077,958	$1,397,500	$1,336,523
Segment operating expense:
Mountain	$606,223	$579,062	$925,732	$891,901
Lodging	71,913	73,111	154,472	155,168
Total Resort operating expense	678,136	652,173	1,080,204	1,047,069
Real Estate	1,758	1,676	3,249	6,857
Total segment operating expense	$679,894	$653,849	$1,083,453	$1,053,926
Gain on sale of real property	$—	$—	$16,506	$6,285
Mountain equity investment income (loss), net	$745	$(579)	$2,896	$280
Reported EBITDA:
Mountain	$457,616	$420,340	$313,554	$280,815
Lodging	2,047	4,706	6,404	4,470
Resort	459,663	425,046	319,958	285,285
Real Estate	(1,587)	(1,516)	13,491	3,877
Total Reported EBITDA	$458,076	$423,530	$333,449	$289,162
Real estate held for sale or investment	$90,799	$86,737	$90,799	$86,737
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$245,548	$219,299	$72,712	$43,787
Net income attributable to noncontrolling interests	12,551	10,506	3,843	2,971
Net income	258,099	229,805	76,555	46,758
Provision for income taxes	86,331	87,486	28,082	22,326
Income before provision for income taxes	344,430	317,291	104,637	69,084
Depreciation and amortization	73,107	69,399	144,740	136,127
Change in estimated fair value of contingent consideration	100	3,400	2,179	6,457
(Gain) loss on disposal of fixed assets and other, net	(293)	758	1,236	2,801
Investment income and other, net	(3,021)	(4,863)	(5,514)	(8,547)
Foreign currency loss (gain) on intercompany loans	1,385	(3,040)	1,649	1,925
Interest expense, net	42,368	40,585	84,522	81,315
Total Reported EBITDA	$458,076	$423,530	$333,449	$289,162

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, and September 25, 2024, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, and 1,100,000 Vail Shares, respectively, for a total authorization to repurchase up to 11,100,000 Vail Shares. During the three months ended January 31, 2025, the Company repurchased 102,268 Vail Shares (at a total cost of $20.0 million excluding accrued excise tax). The Company did not repurchase any Vail Shares during the three months ended January 31, 2024. During the six months ended January 31, 2025 and 2024, the Company repurchased 217,068 and 237,056 Vail Shares, respectively (at a total cost of $40.0 million and $50.0 million, respectively, excluding accrued excise tax). Since inception of this stock repurchase program through January 31, 2025, the Company has repurchased 9,586,748 Vail Shares at a cost of approximately $1,169.4 million. As of January 31, 2025, 1,513,252 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2025 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2025 and 2024 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2024.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 61% and 60% of Mountain segment net revenue for the three months ended January 31, 2025 and 2024, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the three months ended January 31, 2025, Destination guests comprised approximately 52% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 48% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 55% and 45%, respectively, for the three months ended January 31, 2024. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2025/2026 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the three months ended January 31, 2025 and 2024, approximately 72% and 74%, respectively, of our total lift revenue recognized was derived from pass revenue. Pass revenue recognized year to date, which is primarily recognized in our second fiscal quarter, represents approximately 49% and 50%, of our total North American pass product revenue for the 2024/2025 and 2023/2024 North American ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for both the three months ended January 31, 2025 and 2024. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.
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

Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our results for the three months ended January 31, 2025 reflect the stability provided by our season pass program, our investments in the guest experience, and the strong execution of our teams across all of our mountain resorts. Second quarter visitation at our North American resorts was slightly above prior year levels with the benefit of improved conditions, partially offset by the expected continued industry demand normalization and the shift in destination guest visitation to the spring. Destination guest visitation at our western North American mountain resorts was below prior year levels, which we believe was driven by the continued shift in historical visitation patterns across the ski industry to later in the ski season, which increased after challenging early season conditions in the prior year. Local guest visitation was in line with expectations as conditions across our North American resorts improved from the prior year and returned to more typical conditions. Ancillary spend per destination guest visit was strong across our ski school and dining businesses throughout the quarter, while overall revenue in our ancillary businesses was impacted by the lower mix of destination visitation.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass revenue increased approximately $14.2 million, or 3.2%, for the three months ended January 31, 2025 compared to the same period in the prior year, primarily due to increased pass product sales for the 2024/2025 North American ski season compared to the 2023/2024 North American ski season. Deferred revenue related to North American pass product sales was approximately $474.7 million as of January 31, 2025 (compared to approximately $457.0 million as of January 31, 2024).

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

•As of January 31, 2025, we had $488.2 million of cash and cash equivalents, as well as $508.5 million available under the revolver component of our Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 and most recently amended on January 27, 2025 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $600.0 million less certain letters of credit outstanding of $91.5 million. We also have $450.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement, which will remain available to draw on at any time until January 27, 2026. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2025, we had C$296.6 million ($204.1 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($206.4 million) less letters of credit outstanding of C$3.4 million ($2.3 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS
Summary
Shown below is a summary of operating results for the three and six months ended January 31, 2025, compared to the three and six months ended January 31, 2024 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income attributable to Vail Resorts, Inc.	$245,548	$219,299	$72,712	$43,787
Income before provision for income taxes	$344,430	$317,291	$104,637	$69,084
Mountain Reported EBITDA	$457,616	$420,340	$313,554	$280,815
Lodging Reported EBITDA	2,047	4,706	6,404	4,470
Resort Reported EBITDA	$459,663	$425,046	$319,958	$285,285
Real Estate Reported EBITDA	$(1,587)	$(1,516)	$13,491	$3,877
A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024) prospectively from the date of acquisition.

Mountain Segment
Three months ended January 31, 2025 compared to the three months ended January 31, 2024
Mountain segment operating results for the three months ended January 31, 2025 and 2024 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Mountain net revenue:
Lift	$644,918	$603,459	6.9%
Ski school	133,009	126,629	5.0%
Dining	90,907	82,060	10.8%
Retail/rental	135,159	136,156	(0.7)%
Other	59,101	51,677	14.4%
Total Mountain net revenue	1,063,094	999,981	6.3%
Mountain operating expense:
Labor and labor-related benefits	264,490	252,641	4.7%
Retail cost of sales	40,473	41,177	(1.7)%
Resort related fees	47,794	44,568	7.2%
General and administrative	98,342	96,353	2.1%
Other	155,124	144,323	7.5%
Total Mountain operating expense	606,223	579,062	4.7%
Mountain equity investment income (loss), net	745	(579)	228.7%
Mountain Reported EBITDA	$457,616	$420,340	8.9%

Total skier visits	7,755	7,264	6.8%
ETP	$83.16	$83.08	0.1%
Mountain Reported EBITDA includes $6.6 million and $6.3 million of stock-based compensation expense for the three months ended January 31, 2025 and 2024, respectively.

Mountain Reported EBITDA increased $37.3 million, or 8.9%, primarily driven by an increase in skier visitation as a result of improved early season weather conditions during the 2024/2025 North American ski season compared to the prior year, particularly at our Eastern U.S. Resorts (comprising the Midwest, Mid-Atlantic and Northeast) and western North American Resorts, many of which experienced delayed openings and reduced terrain offerings in the prior year. These improved conditions enabled a strong terrain offering which drove increases in non-pass visitation and most other ancillary lines of business. Additionally, Mountain Reported EBITDA increased due to an increase in pass product sales for the 2024/2025 North American ski season compared to the prior year. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $2.6 million for the three months ended January 31, 2025, as well as acquisition and integration related expenses of $0.1 million and $2.1 million for the three months ended January 31, 2025 and 2024, respectively.

Lift revenue increased $41.5 million, or 6.9%, due to increases in both pass revenue and non-pass revenue. Non-pass revenue increased 17.5% primarily as a result of an increase in visitation at our Eastern U.S. Resorts, as well as an increase in non-pass ETP (excluding Crans-Montana) of 4.4%, and incremental non-pass revenue from Crans-Montana of $6.6 million. Total non-pass ETP, including the impact of Crans-Montana, was flat compared to the same period in the prior year. Additionally, pass product revenue increased 3.2%, which was primarily driven by an increase in pass product sales for the 2024/2025 North American ski season compared to the prior year.

Ski school revenue increased $6.4 million, or 5.0%, driven by increased Local skier visitation and increased lesson pricing, partially offset by decreased Destination skier visitation, as these guests typically utilize more ancillary services. Dining revenue increased $8.8 million, or 10.8%, driven by increased Local skier visitation and pricing, as well as incremental revenue from Crans-Montana of $3.3 million, partially offset by decreased Destination skier visitation. Retail/rental revenue decreased $1.0 million, or 0.7%, for which retail revenues decreased $2.0 million, or 2.6%, driven by lower sales at our on-mountain retail locations and the mix of retail merchandise purchased by customers, including decreased sales of higher-margin accessories and apparel goods, partially offset by increased rental revenues of $1.0 million, or 1.6%.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $7.4 million, or 14.4%, primarily due to increased tubing revenue, parking revenue, heli-skiing revenue and sightseeing revenue, each as a result of increased skier visitation which drove additional demand for ancillary services, as well as incremental revenue from Crans-Montana of $1.2 million.

Operating expense increased $27.2 million, or 4.7%, which was primarily attributable to increased variable expenses associated with increased revenue, and incremental operating expenses from Crans-Montana. Operating expense also includes one-time expenses attributable to our resource transformation plan of $2.6 million for the three months ended January 31, 2025, as well as acquisition and integration related expenses of $0.1 million and $2.1 million for the three months ended January 31, 2025 and 2024, respectively.

Labor and labor-related benefits increased 4.7%, primarily due to normal wage adjustments, incremental expenses from Crans-Montana of $5.0 million and increased variable compensation accruals of $1.5 million. Resort related fees increased 7.2% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 2.1%, due to an increase in corporate overhead costs, primarily driven by information technology costs, and increased variable compensation accruals of $2.1 million. Other expense increased 7.5%, primarily due to incremental expenses from Crans-Montana of $4.6 million, in addition to increased utility costs of $2.3 million associated with increased snowmaking operations at our western North American Resorts, as well as increases in dining cost of sales ($1.9 million) and professional services ($1.4 million).

Mountain equity investment income (loss), net primarily includes our share of income from the operations of a real estate brokerage company.

Six months ended January 31, 2025 compared to the six months ended January 31, 2024
Mountain segment operating results for the six months ended January 31, 2025 and 2024 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Mountain net revenue:
Lift	$685,341	$648,849	5.6%
Ski school	139,848	133,807	4.5%
Dining	111,535	100,137	11.4%
Retail/rental	164,685	169,630	(2.9)%
Other	134,981	120,013	12.5%
Total Mountain net revenue	1,236,390	1,172,436	5.5%
Mountain operating expense:
Labor and labor-related benefits	383,020	364,690	5.0%
Retail cost of sales	55,504	58,998	(5.9)%
Resort related fees	51,603	48,263	6.9%
General and administrative	190,910	189,521	0.7%
Other	244,695	230,429	6.2%
Total Mountain operating expense	925,732	891,901	3.8%
Mountain equity investment income, net	2,896	280	934.3%
Mountain Reported EBITDA	$313,554	$280,815	11.7%

Total skier visits	8,303	7,922	4.8%
ETP	$82.54	$81.90	0.8%
Mountain Reported EBITDA includes $12.4 million and $12.2 million of stock-based compensation expense for the six months ended January 31, 2025 and 2024, respectively.

Mountain Reported EBITDA increased $32.7 million, or 11.7%. The increase was primarily driven by an increase in skier visitation as a result of improved early season weather conditions during the 2024/2025 North American ski season compared to the prior year, particularly at our Eastern U.S. Resorts and western North American Resorts, many of which experienced delayed openings and reduced terrain offerings in the prior year. These improved conditions enabled a strong terrain offering and guest experience, which drove increases in non-pass visitation and other ancillary lines of business. Additionally, Mountain Reported EBITDA increased due to an increase in pass product sales for the 2024/2025 North American ski season compared to the prior year and an increase in results from summer operations at our North American resorts, which benefited from warm weather conditions late in the season. These increases were partially offset by a decline from our Australian operations compared to the prior year, which experienced weather-related challenges that impacted terrain and resulted in early closures. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $4.6 million for the six months ended January 31, 2025, as well as acquisition and integration related expenses of $1.0 million and $4.0 million for the six months ended January 31, 2025 and 2024, respectively.

As our North American Resorts primarily opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift revenue, ski school revenue and dining revenue for the six months ended January 31, 2025 and 2024 are materially unchanged as compared to those same components for the three months ended January 31, 2025 and 2024. Accordingly, the primary basis for the changes to these components of our North American Resorts for the six months ended January 31, 2025 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2025 compared to the three months ended January 31, 2024.” Additionally, with regard to the six months ended January 31, 2025 compared to the six months ended January 31, 2024, lift revenue decreased at our Australian ski areas, which experienced weather-related challenges that impacted terrain and resulted in early closures.

Retail/rental revenue decreased $4.9 million, or 2.9%, driven by the impact of broader industry-wide customer spending trends which negatively impacted summer retail demand ($3.9 million), particularly at our Colorado city store locations, as well as lower sales at our on-mountain retail locations during the 2024/2025 North American ski season.
Other revenue mainly consists of revenues stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $15.0 million or 12.5%, primarily driven by increased skier visitation at our North American resorts, which drove additional demand for ancillary services, as well as an increase in other on-mountain summer activities and sightseeing revenue from the impact of increased summer visitation at our North American resorts as a result of improved weather conditions.

Operating expense increased $33.8 million or 3.8%, which was primarily attributable to incremental operating expenses from Crans-Montana, and increased variable expenses associated with increased revenue. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $4.6 million for the six months ended January 31, 2025, as well as acquisition and integration related expenses of $1.0 million and $4.0 million for the six months ended January 31, 2025 and 2024, respectively.

Labor and labor-related benefits increased 5.0%, primarily due to normal wage adjustments and an increase in labor expense to support increased North American operations, as well as incremental expenses from Crans-Montana of $7.3 million. Retail cost of sales decreased 5.9%, compared to a decrease in retail sales of 5.5%. Resort related fees increased 6.9% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 0.7%, primarily due to an increase in corporate overhead costs. Other expense increased 6.2%, primarily due to incremental expenses from Crans-Montana of $6.8 million, increased variable expenses associated with increased revenues, including dining cost of sales ($2.0 million), supplies ($1.7 million) and rent ($1.7 million), in addition to increased utilities expense ($2.9 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended January 31, 2025 compared to the three months ended January 31, 2024
Lodging segment operating results for the three months ended January 31, 2025 and 2024 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Lodging net revenue:
Owned hotel rooms	$13,439	$13,583	(1.1)%
Managed condominium rooms	27,074	28,308	(4.4)%
Dining	13,754	13,609	1.1%
Transportation	5,507	6,405	(14.0)%
Other	10,415	11,417	(8.8)%
	70,189	73,322	(4.3)%
Payroll cost reimbursements	3,771	4,495	(16.1)%
Total Lodging net revenue	73,960	77,817	(5.0)%
Lodging operating expense:
Labor and labor-related benefits	32,469	33,151	(2.1)%
General and administrative	16,198	16,361	(1.0)%
Other	19,475	19,104	1.9%
	68,142	68,616	(0.7)%
Reimbursed payroll costs	3,771	4,495	(16.1)%
Total Lodging operating expense	71,913	73,111	(1.6)%
Lodging Reported EBITDA	$2,047	$4,706	(56.5)%

Owned hotel statistics:
ADR	$311.52	$317.51	(1.9)%
RevPAR	$140.06	$140.65	(0.4)%
Managed condominium statistics:
ADR	$504.70	$522.29	(3.4)%
RevPAR	$159.72	$164.43	(2.9)%
Owned hotel and managed condominium statistics (combined):
ADR	$447.54	$463.26	(3.4)%
RevPAR	$155.23	$159.13	(2.5)%
Lodging Reported EBITDA includes $0.9 million of stock-based compensation expense for both the three months ended January 31, 2025 and 2024.
Lodging Reported EBITDA decreased $2.7 million, or 56.5%, primarily due to a decrease in destination skier visitation which decreased demand for lodging and other ancillary services proximate to our mountain resorts, as well as a net reduction in our inventory of available managed condominium rooms and a reduction in property tax refunds received.
Revenue from managed condominium rooms decreased $1.2 million, or 4.4%, primarily due to lower ADR driven by lower peak-season holiday pricing compared to prior year, as well as a net reduction in our inventory of available managed condominium rooms proximate to our mountain resorts. Other revenue decreased $1.0 million, or 8.8%, primarily as a result of decreases in conference and lodging property support services.
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

Six months ended January 31, 2025 compared to the six months ended January 31, 2024
Lodging segment operating results for the six months ended January 31, 2025 and 2024 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Lodging net revenue:
Owned hotel rooms	$41,514	$38,760	7.1%
Managed condominium rooms	38,779	40,311	(3.8)%
Dining	33,706	31,692	6.4%
Transportation	7,041	7,910	(11.0)%
Golf	7,801	6,471	20.6%
Other	25,131	26,540	(5.3)%
	153,972	151,684	1.5%
Payroll cost reimbursements	6,904	7,954	(13.2)%
Total Lodging net revenue	160,876	159,638	0.8%
Lodging operating expense:
Labor and labor-related benefits	69,696	70,626	(1.3)%
General and administrative	30,487	31,218	(2.3)%
Other	47,385	45,370	4.4%
	147,568	147,214	0.2%
Reimbursed payroll costs	6,904	7,954	(13.2)%
Total Lodging operating expense	154,472	155,168	(0.4)%
Lodging Reported EBITDA	$6,404	$4,470	43.3%

Owned hotel statistics:
ADR	$314.44	$308.89	1.8%
RevPAR	$163.44	$151.64	7.8%
Managed condominium statistics:
ADR	$390.48	$403.05	(3.1)%
RevPAR	$106.47	$106.98	(0.5)%
Owned hotel and managed condominium statistics (combined):
ADR	$358.90	$365.67	(1.9)%
RevPAR	$121.94	$118.73	2.7%
Lodging Reported EBITDA includes $1.7 million and $1.8 million of stock-based compensation expense for the six months ended January 31, 2025 and 2024, respectively.
Lodging Reported EBITDA increased $1.9 million, or 43.3%, primarily driven by favorable weather conditions which drove increased summer visitation at GTLC and our mountain resort properties, partially offset by a decrease in destination skier visitation during the 2024/2025 North American ski season, which decreased demand for lodging and other ancillary services proximate to our mountain resorts, as well as a net reduction in our inventory of available managed condominium rooms.
Revenue from owned hotel rooms increased $2.8 million, or 7.1%, primarily due to increased visitation at GTLC driven by favorable weather conditions, which also drove an increase in ADR, as well as stronger demand for summer lodging at our North American mountain resort properties. Revenue from managed condominium rooms decreased $1.5 million, or 3.8%, primarily due to lower ADR driven by lower peak-season holiday pricing compared to the prior year, as well as a net reduction in our inventory of available managed condominium rooms proximate to our mountain resorts. Dining revenue increased $2.0 million, or 6.4%, and golf revenue increased $1.3 million, or 20.6%, each primarily as a result of increased summer visitation at our North American mountain resort properties. Other revenue decreased $1.4 million, or 5.3%, primarily as a result of a decrease in lodging property support services, including revenue from our central reservations booking service.

Other expense increased 4.4%, primarily due to one-time costs attributable to our resource efficiency transformation plan of $1.0 million, as well as a reduction in property tax refunds received during the six months ended January 31, 2025.
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

Three months ended January 31, 2025 compared to the three months ended January 31, 2024
Real Estate segment operating results for the three months ended January 31, 2025 and 2024 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Total Real Estate net revenue	$171	$160	6.9%
Total Real Estate operating expense	1,758	1,676	4.9%
Real Estate Reported EBITDA	$(1,587)	$(1,516)	(4.7)%

During the three months ended January 31, 2025 and 2024, we did not close on any significant real estate transactions.

Other operating expense for both the three months ended January 31, 2025 and 2024 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Six months ended January 31, 2025 compared to the six months ended January 31, 2024
Real Estate segment operating results for the six months ended January 31, 2025 and 2024 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2025	2024
Total Real Estate net revenue	$234	$4,449	(94.7)%
Real Estate operating expense:
Cost of sales	—	3,607	(100.0)%
Other	3,249	3,250	—%
Total Real Estate operating expense	3,249	6,857	(52.6)%
Gain on sale of real property	16,506	6,285	162.6%
Real Estate Reported EBITDA	$13,491	$3,877	248.0%
During the six months ended January 31, 2025, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, for which we received proceeds of $17.6 million during the six months ended January 31, 2025. During the six months ended January 31, 2024, we closed on the sale of a land parcel in Keystone for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million during the six months ended January 31, 2024.

Other operating expense for both the six months ended January 31, 2025 and 2024 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and six months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2025	2024		2025	2024
Depreciation and amortization	$(73,107)	$(69,399)	5.3%	$(144,740)	$(136,127)	6.3%
Provision for income taxes	$(86,331)	$(87,486)	(1.3)%	$(28,082)	$(22,326)	25.8%
Effective tax rate	25.1%	27.6%	(2.5) pts	26.8%	32.3%	(5.5) pts

Depreciation and amortization. Depreciation and amortization expense for the six months ended January 31, 2025 increased $8.6 million compared to the same period in the prior year, primarily due to assets acquired in the acquisition of Crans-Montana, as well as capital projects completed at our Resorts during the prior capital year.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three and six months ended January 31, 2025 was 25.1% and 26.8%, respectively, compared to 27.6% and 32.3% for the three and six months ended January 31, 2024, respectively.

The decrease in the effective tax rate for the three and six months ended January 31, 2025 compared to the three and six months ended January 31, 2024 was primarily due to a decrease in net unfavorable discrete items impacting the tax provision in the current period, including a nonrecurring foreign partnership basis adjustment of $4.7 million during the three and six months ended January 31, 2024.
Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net income attributable to Vail Resorts, Inc.	$245,548	$219,299	$72,712	$43,787
Net income attributable to noncontrolling interests	12,551	10,506	3,843	2,971
Net income	258,099	229,805	76,555	46,758
Provision for income taxes	86,331	87,486	28,082	22,326
Income before provision for income taxes	344,430	317,291	104,637	69,084
Depreciation and amortization	73,107	69,399	144,740	136,127
(Gain) loss on disposal of fixed assets and other, net	(293)	758	1,236	2,801
Change in fair value of contingent consideration	100	3,400	2,179	6,457
Investment income and other, net	(3,021)	(4,863)	(5,514)	(8,547)
Foreign currency loss (gain) on intercompany loans	1,385	(3,040)	1,649	1,925
Interest expense, net	42,368	40,585	84,522	81,315
Total Reported EBITDA	$458,076	$423,530	$333,449	$289,162

Mountain Reported EBITDA	$457,616	$420,340	$313,554	$280,815
Lodging Reported EBITDA	2,047	4,706	6,404	4,470
Resort Reported EBITDA	459,663	425,046	319,958	285,285
Real Estate Reported EBITDA	(1,587)	(1,516)	13,491	3,877
Total Reported EBITDA	$458,076	$423,530	$333,449	$289,162

The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2025	2024
Long-term debt, net	$2,117,986	$2,721,598
Long-term debt due within one year	584,245	69,135
Total debt	2,702,231	2,790,733
Less: cash and cash equivalents	488,211	812,163
Net Debt	$2,214,020	$1,978,570

LIQUIDITY AND CAPITAL RESOURCES
Changes in significant sources of cash for the six months ended January 31, 2025 and 2024 are presented by categories as follows (in thousands).

	Six Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$608,681	$571,161
Net cash used in investing activities	$(128,020)	$(66,079)
Net cash used in financing activities	$(302,746)	$(251,177)

Six months ended January 31, 2025 compared to the six months ended January 31, 2024
We generated $608.7 million of cash from operating activities during the six months ended January 31, 2025, an increase of $37.5 million compared to $571.2 million generated during the six months ended January 31, 2024. The increase in operating cash flows was primarily a result of increased pass product sales and collections and other operating cash flows related to Resort operations during the six months ended January 31, 2025 as compared to the prior year, partially offset by an increase in income tax payments of approximately $5.7 million for the six months ended January 31, 2025 as compared to the prior year, driven by overpayments and other deductions which offset our estimated payments made during the six months ended January 31, 2024 and higher estimated taxable income for the current fiscal year.

The increase in cash used in investing activities for the six months ended January 31, 2025 of $61.9 million was primarily due to (i) the maturity of short-term bank deposits in the prior year which had maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of July 31, 2023, of which $57.6 million matured during the three months ended January 31, 2024 and (ii) an increase in capital expenditures of approximately $15.7 million as compared to the prior year, which is largely driven by an acceleration of the timing of work being completed and associated payments taking place in the current year. These increases were partially offset by $17.6 million of cash received during the six months ended January 31, 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property.

Cash used in financing activities increased by $51.6 million during the six months ended January 31, 2025 compared to the six months ended January 31, 2024, primarily due to $48.0 million of cash paid for repurchases of 0.0% Convertible Notes during the six months ended January 31, 2025.

Significant Sources of Cash
We had $488.2 million of cash and cash equivalents as of January 31, 2025, compared to $812.2 million as of January 31, 2024, and the decrease was primarily attributable to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during the last twelve months. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $488.2 million of cash and cash equivalents at January 31, 2025, we had $508.5 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2025 (which represents the total commitment of $600.0 million less outstanding letters of credit of $91.5 million). Additionally, we had C$296.6 million ($204.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($206.4 million) less certain outstanding letters of credit of C$3.4 million ($2.3 million). We also have $450.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement which will remain available to draw on at any time until January 27, 2026. Proceeds from any borrowings on the revolver component of our Vail Holdings Credit Agreement and the delayed draw term loans are available to be used to refinance our 0.0% Convertible Notes. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We expect our capital plan for calendar year 2025 will be approximately $198 million to $203 million, excluding $45 million of growth capital investments at our European resorts, including $41 million at Andermatt-Sedrun and $4 million at Crans-Montana, and $6 million of real estate related capital projects to complete multi-year transformational investments at the key base area portals of Breckenridge Peak 8 and Keystone River Run, and planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain. Including European growth capital investments and real estate related capital, our total capital plan for calendar year 2025 is expected to be approximately $249 million to $254 million. Included in these estimated capital expenditures are approximately $124 million to $128 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of January 31, 2025, principal payments on the majority of our long-term debt ($2.0 billion of the total $2.7 billion debt outstanding as of January 31, 2025) are not due until fiscal year 2029 and beyond. As of January 31, 2025 and 2024, total long-term debt, net (including long-term debt due within one year) was $2.7 billion and $2.8 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.0 billion as of January 31, 2024 to $2.2 billion as of January 31, 2025, primarily due to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during the last twelve months.
On January 27, 2025, we entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provides for an incremental term loan facility in an aggregate principal amount of $450.0 million in the form of delayed draw term loans. The $450.0 million incremental term loan facility is available to be drawn upon at any time at our option, and any undrawn capacity within the $450.0 million facility will expire on January 27, 2026. No other material terms of the Vail Holdings Credit Agreement were amended. As of January 31, 2025, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $600.0 million, (ii) a term loan of $935.2 million and (iii) $450.0 million incremental term loan facility in the form of delayed draw term loans, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$300.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes”) mature on January 1, 2026, and are therefore reflected within long-term debt due within one year on the Company’s Consolidated Condensed Balance Sheet as of January 31, 2025. On January 30, 2025, we completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which was recorded within gain (loss) on disposal of fixed assets and other, net on the Company’s Consolidated Condensed Statements of Operations during the three and six months ended January 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail

Holdings Credit Agreement, as discussed further above, remain undrawn as of January 31, 2025, and are available to be used to refinance our 0.0% Convertible Notes.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of variable-rate debt outstanding as of January 31, 2025. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.9 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Dividend Payments
On March 6, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 10, 2025 to stockholders of record as of March 27, 2025. During the six months ended January 31, 2025, we paid cash dividends of $4.44 per share ($166.0 million). During the six months ended January 31, 2024, we paid cash dividends of $4.12 per share ($156.7 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 Vail Shares (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. During the six months ended January 31, 2025, we repurchased 217,068 Vail Shares (at an average cost of $184.27) for a total cost of approximately $40.0 million, excluding accrued excise tax. During the six months ended January 31, 2024, we repurchased 237,056 Vail Shares (at an average cost of $210.92) for a total cost of approximately $50.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through January 31, 2025, we have repurchased 9,586,748 Vail Shares at a cost of approximately $1,169.4 million. As of January 31, 2025, 1,513,252 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2025. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
•risks related to labor disruptions or strikes from labor unions representing certain employees;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2025, we had approximately $1.0 billion of variable rate indebtedness, representing approximately 36.5% of our total debt outstanding, at an average interest rate during the six months ended January 31, 2025 of approximately 6.4%. Based on variable-rate borrowings outstanding as of January 31, 2025, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.9 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive income (loss) (in thousands).

	Six Months Ended January 31,
	2025	2024
Foreign currency translation adjustments	$(91,818)	$(21,212)
Foreign currency loss on intercompany loans	$(1,649)	$(1,925)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2024 - November 30, 2024	—	$—	—	1,615,520
December 1, 2024 - December 31, 2024	102,268	$195.56	102,268	1,513,252
January 1, 2025 - January 31, 2025	—	$—	—	1,513,252
Total	102,268	$195.56	102,268	1,513,252

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. As of January 31, 2025, 1,513,252 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended January 31, 2025, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1*	Form of Restricted Share Unit Agreement.

10.2*	Form of Share Appreciation Rights Agreement.

10.3*	Vail Resorts, Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 9, 2024 (File No. 001-09614).

10.4
First Amendment to the Ninth Amended and Restated Credit Agreement, dated as of January 27, 2025, between Vail Holdings, Inc., as borrower, Vail Resorts, Inc. and certain subsidiaries of Vail Resorts, Inc., as guarantors, and Bank of America, N.A., as administrative agent, on its own behalf and on the behalf of the Lenders party thereto.

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

Vail Resorts, Inc.

Date: March 10, 2025	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 10, 2025	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)