Form 10-Q
period 2025-04-30
VAIL RESORTS INC
filed 2025-06-05
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 2, 2025, 37,152,403 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2025	July 31, 2024	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$467,034	$322,827	$705,429
Restricted cash	13,778	14,236	11,458
Trade receivables, net	335,900	375,752	342,920
Inventories, net	114,573	118,988	107,815
Other current assets	72,579	79,558	63,578
Total current assets	1,003,864	911,361	1,231,200
Property, plant and equipment, net (Note 7)	2,391,354	2,422,635	2,288,755
Real estate held for sale or investment	87,895	86,548	86,568
Goodwill, net	1,678,918	1,677,975	1,676,610
Intangible assets, net	300,034	302,535	299,347
Operating right-of-use assets	249,196	256,627	186,924
Other assets	51,788	40,756	39,332
Total assets	$5,763,049	$5,698,437	$5,808,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7)	$940,874	$1,000,798	$851,503
Income taxes payable	101,379	55,358	120,706
Long-term debt due within one year (Note 5)	590,382	57,153	68,470
Total current liabilities	1,632,635	1,113,309	1,040,679
Long-term debt, net (Note 5)	2,106,413	2,721,597	2,700,257
Operating lease liabilities	220,302	233,465	154,880
Other long-term liabilities	288,506	311,768	306,223
Deferred income taxes, net	279,258	279,815	284,665
Total liabilities	4,527,114	4,659,954	4,486,704
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 46,925, 46,855 and 46,855 shares issued, respectively	469	469	469
Additional paid-in capital	1,160,833	1,145,610	1,139,089
Accumulated other comprehensive loss	(57,074)	(67,288)	(64,640)
Retained earnings	997,440	780,431	1,039,023
Treasury stock, at cost, 9,774, 9,370 and 9,231 shares, respectively (Note 11)	(1,206,293)	(1,135,685)	(1,110,433)
Total Vail Resorts, Inc. stockholders’ equity	895,375	723,537	1,003,508
Noncontrolling interests	340,560	314,946	318,524
Total stockholders’ equity	1,235,935	1,038,483	1,322,032
Total liabilities and stockholders’ equity	$5,763,049	$5,698,437	$5,808,736
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net revenue:
Mountain and Lodging services and other	$1,115,031	$1,098,619	$2,259,172	$2,186,506
Mountain and Lodging retail and dining	180,412	184,494	433,537	428,681
Resort net revenue	1,295,443	1,283,113	2,692,709	2,615,187
Real Estate	115	169	349	4,618
Total net revenue	1,295,558	1,283,282	2,693,058	2,619,805
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	483,161	471,182	1,245,010	1,200,928
Mountain and Lodging retail and dining cost of products sold	59,206	64,439	156,164	161,023
General and administrative	106,011	94,214	327,408	314,953
Resort operating expense	648,378	629,835	1,728,582	1,676,904
Real Estate operating expense	1,662	1,258	4,911	8,115
Total segment operating expense	650,040	631,093	1,733,493	1,685,019
Other operating (expense) income:
Depreciation and amortization	(74,618)	(68,486)	(219,358)	(204,613)
Gain on sale of real property	7,898	—	24,404	6,285
Change in estimated fair value of contingent consideration (Note 8)	(1,900)	(36,500)	(4,079)	(42,957)
Gain (loss) on disposal of fixed assets and other, net	4,267	(571)	3,031	(3,372)
Income from operations	581,165	546,632	763,563	690,129
Mountain equity investment income, net	666	1,093	3,562	1,373
Investment income and other, net	3,154	5,096	8,668	13,643
Foreign currency gain (loss) on intercompany loans (Note 5)	1,702	(2,305)	53	(4,230)
Interest expense, net	(41,317)	(39,853)	(125,839)	(121,168)
Income before provision for income taxes	545,370	510,663	650,007	579,747
Provision for income taxes	(131,042)	(129,280)	(159,124)	(151,606)
Net income	414,328	381,383	490,883	428,141
Net income attributable to noncontrolling interests	(21,576)	(19,388)	(25,419)	(22,359)
Net income attributable to Vail Resorts, Inc.	$392,752	$361,995	$465,464	$405,782
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$10.55	$9.57	$12.46	$10.69
Diluted net income per share attributable to Vail Resorts, Inc.	$10.54	$9.54	$12.44	$10.66
Cash dividends declared per share	$2.22	$2.22	$6.66	$6.34
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income	$414,328	$381,383	$490,883	$428,141
Foreign currency translation adjustments	114,723	(50,734)	22,905	(71,946)
Change in estimated fair value of hedging instruments, net of tax	—	(2,147)	(1,755)	(8,209)
Comprehensive income	529,051	328,502	512,033	347,986
Comprehensive (income) loss attributable to noncontrolling interests	(58,674)	(1,309)	(36,355)	3,514
Comprehensive income attributable to Vail Resorts, Inc.	$470,377	$327,193	$475,678	$351,500
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, January 31, 2024	$469	$1,133,275	$(29,838)	$760,820	$(1,034,822)	$829,904	$320,761	$1,150,665
Comprehensive income:
Net income	—	—	—	361,995	—	361,995	19,388	381,383
Foreign currency translation adjustments	—	—	(32,655)	—	—	(32,655)	(18,079)	(50,734)
Change in estimated fair value of hedging instruments, net of tax	—	—	(2,147)	—	—	(2,147)	—	(2,147)
Total comprehensive income						327,193	1,309	328,502
Stock-based compensation expense	—	6,119	—	—	—	6,119	—	6,119
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(305)	—	—	—	(305)	—	(305)
Repurchases of common stock (Note 11)	—	—	—	—	(75,611)	(75,611)	—	(75,611)
Dividends (Note 4)	—	—	—	(83,792)	—	(83,792)	—	(83,792)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,546)	(3,546)
Balance, April 30, 2024	$469	$1,139,089	$(64,640)	$1,039,023	$(1,110,433)	$1,003,508	$318,524	$1,322,032

Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$687,169	$(1,176,104)	$530,703	$285,359	$816,062
Comprehensive income:
Net income	—	—	—	392,752	—	392,752	21,576	414,328
Foreign currency translation adjustments	—	—	77,625	—	—	77,625	37,098	114,723
Total comprehensive income						470,377	58,674	529,051
Stock-based compensation expense	—	6,967	—	—	—	6,967	—	6,967
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(2)	—	—	—	(2)	—	(2)
Repurchases of common stock (Note 11)	—	—	—	—	(30,189)	(30,189)	—	(30,189)
Dividends (Note 4)	—	—	—	(82,481)	—	(82,481)	—	(82,481)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,473)	(3,473)
Balance, April 30, 2025	$469	$1,160,833	$(57,074)	$997,440	$(1,206,293)	$895,375	$340,560	$1,235,935

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$873,710	$(984,306)	$1,003,947	$331,713	$1,335,660
Comprehensive income (loss):
Net income	—	—	—	405,782	—	405,782	22,359	428,141
Foreign currency translation adjustments	—	—	(46,073)	—	—	(46,073)	(25,873)	(71,946)
Change in estimated fair value of hedging instruments, net of tax	—	—	(8,209)	—	—	(8,209)	—	(8,209)
Total comprehensive income (loss)						351,500	(3,514)	347,986
Stock-based compensation expense	—	20,251	—	—	—	20,251	—	20,251
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(5,595)	—	—	—	(5,594)	—	(5,594)
Repurchases of common stock (Note 11)	—	—	—	—	(126,127)	(126,127)	—	(126,127)
Dividends (Note 4)	—	—	—	(240,469)	—	(240,469)	—	(240,469)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(9,675)	(9,675)
Balance, April 30, 2024	$469	$1,139,089	$(64,640)	$1,039,023	$(1,110,433)	$1,003,508	$318,524	$1,322,032

Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$780,431	$(1,135,685)	$723,537	$314,946	$1,038,483
Comprehensive income:
Net income	—	—	—	465,464	—	465,464	25,419	490,883
Foreign currency translation adjustments	—	—	11,969	—	—	11,969	10,936	22,905
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income						475,678	36,355	512,033
Stock-based compensation expense	—	21,184	—	—	—	21,184	—	21,184
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,961)	—	—	—	(5,961)	—	(5,961)
Repurchases of common stock (Note 11)	—	—	—	—	(70,608)	(70,608)	—	(70,608)
Dividends (Note 4)	—	—	—	(248,455)	—	(248,455)	—	(248,455)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(10,741)	(10,741)
Balance, April 30, 2025	$469	$1,160,833	$(57,074)	$997,440	$(1,206,293)	$895,375	$340,560	$1,235,935
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$490,883	$428,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,358	204,613
Stock-based compensation expense	21,184	20,251
Provision for income taxes	159,124	151,606
Change in estimated fair value of contingent consideration	4,079	42,957
Other non-cash income, net	(36,923)	(3,526)
Changes in assets and liabilities:
Trade receivables, net	39,733	36,904
Inventories, net	3,819	23,607
Accounts payable and accrued liabilities	54,627	1,463
Deferred revenue	(106,953)	(121,612)
Income taxes payable	(110,904)	(95,771)
Other assets and liabilities, net	(11,597)	(7,619)
Net cash provided by operating activities	726,430	681,014
Cash flows from investing activities:
Capital expenditures	(179,250)	(155,111)
Maturity of short-term deposits	—	57,647
Other investing activities, net	23,768	6,577
Net cash used in investing activities	(155,482)	(90,887)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(36,914)	(46,875)
Repurchases of 0.0% Convertible Notes	(48,000)	—
Employee taxes paid for share award exercises	(5,961)	(5,594)
Dividends paid	(248,455)	(240,469)
Repurchases of common stock	(70,000)	(125,000)
Other financing activities, net	(28,218)	(15,497)
Net cash used in financing activities	(437,548)	(433,435)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,349	(12,898)
Net increase in cash, cash equivalents and restricted cash	143,749	143,794
Cash, cash equivalents and restricted cash:
Beginning of period	337,063	573,093
End of period	$480,812	$716,887

Non-cash investing activities:
Accrued capital expenditures	$19,727	$13,631
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (each as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of April 30, 2025 are presented below (in thousands):

	April 30, 2025
	Carrying Value	Fair Value
6.50% Notes	$600,000	$608,748
0.0% Convertible Notes	$525,000	$505,806
EPR Secured Notes	$129,697	$160,075
NRP Loan	$29,515	$31,027
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Recently Issued Accounting Standards
Standards Being Evaluated
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures, primarily through incorporating enhanced segment disclosure requirements set forth by the Securities and Exchange Commission into U.S. GAAP. The enhanced disclosures will primarily require public entities to include specific disclosures regarding “significant expenses” that are regularly provided to or easily computed from information provided to the chief operating decision maker (“CODM”) and included within segment profit and loss. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 (the Company’s fiscal year ending July 31, 2025), and interim periods within fiscal years beginning after December 15, 2024 (the Company’s fiscal quarter ending October 31, 2025), with early adoption permitted. The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2025. Because the amendments do not change the methodology for the identification of operating segments, the aggregation of those operating segments or the application of the quantitative thresholds to determine reportable segments, the guidance will not have a material effect on the Company’s financial position or results of operations.

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

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Mountain net revenue:
Lift	$770,259	$745,677	$1,455,600	$1,394,526
Ski School	160,243	161,248	300,091	295,055
Dining	110,972	109,471	222,507	209,608
Retail/Rental	113,678	123,262	278,363	292,892
Other	57,397	56,400	192,378	176,413
Total Mountain net revenue	$1,212,549	$1,196,058	$2,448,939	$2,368,494
Lodging net revenue:
Owned hotel rooms	$15,104	$14,978	$56,618	$53,738
Managed condominium rooms	32,634	35,390	71,413	75,701
Dining	14,870	14,482	48,576	46,174
Transportation	6,743	7,150	13,784	15,060
Golf	—	—	8,131	6,541
Other	9,308	10,230	34,109	36,700
	78,659	82,230	232,631	233,914
Payroll cost reimbursements	4,235	4,825	11,139	12,779
Total Lodging net revenue	$82,894	$87,055	$243,770	$246,693
Total Resort net revenue	$1,295,443	$1,283,113	$2,692,709	$2,615,187
Total Real Estate net revenue	115	169	349	4,618
Total net revenue	$1,295,558	$1,283,282	$2,693,058	$2,619,805

Contract Balances
Deferred revenue balances of a short-term nature were $468.6 million and $575.8 million as of April 30, 2025 and July 31, 2024, respectively. For the three and nine months ended April 30, 2025, the Company recognized approximately $239.8 million and $543.9 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2024. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $101.2 million, $104.9 million and $106.7 million as of April 30, 2025, July 31, 2024 and April 30, 2024, respectively. As of April 30, 2025, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets, and were $4.0 million, $5.2 million and $2.3 million as of April 30, 2025, July 31, 2024 and April 30, 2024, respectively. The amounts capitalized are subject to amortization commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $13.4 million and $28.3 million, respectively, for these costs during the three and nine months ended April 30, 2025, which was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations. The Company recorded amortization of $13.9 million and $27.8 million, respectively, for these costs during the three and nine months ended April 30, 2024.

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

Presented below is basic and diluted EPS for the three months ended April 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$392,752	$392,752	$361,995	$361,995
Weighted-average shares outstanding	37,241	37,241	37,839	37,839
Effect of dilutive securities	—	36	—	97
Total shares	37,241	37,277	37,839	37,936
Net income per share attributable to Vail Resorts	$10.55	$10.54	$9.57	$9.54
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 2,000 and 11,000 for the three months ended April 30, 2025 and 2024, respectively.
Presented below is basic and diluted EPS for the nine months ended April 30, 2025 and 2024 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$465,464	$465,464	$405,782	$405,782
Weighted-average shares outstanding	37,365	37,365	37,974	37,974
Effect of dilutive securities	—	47	—	93
Total shares	37,365	37,412	37,974	38,067
Net income per share attributable to Vail Resorts	$12.46	$12.44	$10.69	$10.66
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 21,000 and 16,000 for the nine months ended April 30, 2025 and 2024 respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company is required to settle the principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted

EPS. For the three and nine months ended April 30, 2025 and 2024, the price of Vail Resorts, Inc. common stock (“Vail Shares”) did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the three and nine months ended April 30, 2025, the Company paid cash dividends of $2.22 and $6.66 per share, respectively ($82.5 million and $248.5 million, respectively). During the three and nine months ended April 30, 2024, the Company paid cash dividends of $2.22 and $6.34 per share, respectively ($83.8 million and $240.5 million, respectively). On June 4, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 9, 2025 to stockholders of record as of June 24, 2025.
5.    Long-Term Debt
Long-term debt, net as of April 30, 2025, July 31, 2024 and April 30, 2024 is summarized as follows (in thousands):

	Maturity	April 30, 2025	July 31, 2024	April 30, 2024
Vail Holdings Credit Agreement term loan (a)	2029	$922,852	$959,766	$968,750
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.50% Notes	2032	600,000	600,000	—
6.25% Notes	2025	—	—	600,000
0.0% Convertible Notes (b)	2026	525,000	575,000	575,000
Whistler Credit Agreement revolver (c)	2028	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	36,525	37,088	35,429
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	373,433	369,143	367,704
Whistler Blackcomb employee housing leases	2042	27,658	27,887	28,045
Other	2025-2037	52,838	52,017	30,970
Total debt		2,705,043	2,787,638	2,772,635
Less: Unamortized premiums, discounts and debt issuance costs		8,248	8,888	3,908
Less: Current maturities (e)		590,382	57,153	68,470
Long-term debt, net		$2,106,413	$2,721,597	$2,700,257

(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement has a maturity date of April 24, 2029 for both the revolver facility, which was undrawn as of April 30, 2025, and the term loan facility, which had an outstanding balance of $922.9 million as of April 30, 2025. The term loan is subject to quarterly amortization of principal of approximately $12.3 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of April 30, 2025 (5.92% as of April 30, 2025). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of April 30, 2025). The Company was previously party to various interest rate swap agreements which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.

On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provides for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans. The $450.0 million incremental term loan facility is available to be drawn upon at any time at the Company’s option, and any undrawn capacity within the $450.0 million facility will expire on January 27, 2026. While undrawn, any unused portion of the incremental term loan facility incurs a fee equal to 0.30% per annum. Any delayed draw term loan borrowings, upon funding, would be subject to the same interest and principal payment terms and the same maturity date as the outstanding borrowings under the term loan facility. No other material terms of the Vail Holdings Credit Agreement were amended. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit loan facility, both of which are undrawn as of April 30, 2025, are available to be used to refinance the Company’s 0.0% Convertible Notes, as discussed further below.

(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of April 30, 2025, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $355.52. On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which the Company recorded within gain (loss) on disposal of fixed assets and other, net on its Consolidated Condensed Statements of Operations during the nine months ended April 30, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding, which is reflected within long-term debt due within one year as of April 30, 2025 given the maturity date of January 1, 2026. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, are undrawn as of April 30, 2025, and are available to be used to refinance the Company’s 0.0% Convertible Notes.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a C$300.0 million credit facility which was most recently amended on April 14, 2023, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. The Whistler Credit Agreement has a maturity date of April 14, 2028 and uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of April 30, 2025, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2025 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2025, interest on this note accrued at a rate of 12.07%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2025, interest on this note accrued at a rate of 11.58%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2025, interest on this note accrued at a rate of 11.58%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2025, interest on this note accrued at a rate of 12.69%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2025, interest on this note accrued at a rate of 9.35%.

In addition, Peak Resorts is required to maintain a debt service reserve account which amounts are applied to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2025 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2025 (May 2025 through July 2025)	$13,440
2026	599,931
2027	67,867
2028	56,846
2029	770,345
Thereafter	1,196,614
Total debt	$2,705,043

The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb. During the three months ended April 30, 2025, Whistler Blackcomb repaid $25.7 million of the outstanding principal on the intercompany loan and as of April 30, 2025, the remaining balance of the intercompany loan was $6.4 million.

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

The following summarizes the purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the date the transaction was effective (in thousands):

Acquisition Date Estimated Fair Value
Total cash consideration paid by Vail Resorts, Inc.	$107,155
Estimated fair value of noncontrolling interests	14,084
Total estimated purchase consideration	$121,239

Allocation of total estimated purchase consideration:
Current assets	$20,768
Property, plant and equipment	115,609
Goodwill	2,821
Identifiable intangible assets and other assets	8,262
Liabilities	(26,221)
Net assets acquired	$121,239
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

7.    Supplementary Balance Sheet Information
The composition of other current assets follows (in thousands):

	April 30, 2025	July 31, 2024	April 30, 2024
Prepaid expenses	$38,849	$51,519	$36,083
Other current assets	33,730	28,039	27,495
Total other current assets	$72,579	$79,558	$63,578

The composition of property, plant and equipment follows (in thousands):

	April 30, 2025	July 31, 2024	April 30, 2024
Land and land improvements	$802,307	$804,287	$797,472
Buildings and building improvements	1,706,140	1,682,734	1,643,890
Machinery and equipment	2,093,810	1,984,549	1,907,830
Furniture and fixtures	343,908	316,510	319,342
Software	182,396	161,502	165,189
Vehicles	95,466	91,951	92,282
Construction in progress	115,204	116,872	78,509
Gross property, plant and equipment	5,339,231	5,158,405	5,004,514
Accumulated depreciation	(2,947,877)	(2,735,770)	(2,715,759)
Property, plant and equipment, net	$2,391,354	$2,422,635	$2,288,755

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2025	July 31, 2024	April 30, 2024
Trade payables	$128,613	$141,246	$103,451
Deferred revenue	468,606	575,766	448,760
Accrued salaries, wages and deferred compensation	67,875	43,269	52,604
Accrued benefits	68,560	60,940	64,801
Deposits	44,069	44,500	44,973
Operating lease liabilities	35,099	32,611	39,207
Other liabilities	128,052	102,466	97,707
Total accounts payable and accrued liabilities	$940,874	$1,000,798	$851,503

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

	Estimated Fair Value Measurement as of April 30, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$52,213	$52,213	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$158,062	$—	$158,062	$—
Liabilities:
Contingent Consideration	$88,000	$—	$—	$88,000

	Estimated Fair Value Measurement as of July 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$896	$896	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$101,989	$—	$101,989	$—
Interest Rate Swaps	$2,343	$—	$2,343	$—
Liabilities:
Contingent Consideration	$104,200	$—	$—	$104,200

	Estimated Fair Value Measurement as of April 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$114,570	$114,570	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$136,533	$—	$136,533	$—
Interest Rate Swaps	$6,268	$—	$6,268	$—
Liabilities:
Contingent Consideration	$99,200	$—	$—	$99,200

The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The interest rate swaps expired on September 23, 2024 and therefore had no estimated fair value as of April 30, 2025. The estimated fair value of the interest rate swaps was included within other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2024 and Consolidated Condensed Balance Sheet as of April 30, 2024.
The changes in Contingent Consideration during the nine months ended April 30, 2025 and 2024 were as follows (in thousands):

Balance as of July 31, 2024 and 2023, respectively	$104,200	$73,300
Payments	(20,279)	(17,057)
Change in estimated fair value	4,079	42,957
Balance as of April 30, 2025 and 2024, respectively	$88,000	$99,200
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

The Company estimated the fair value of the Contingent Consideration payments using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.2%, and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs and thus are considered Level 3 inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $13.3 million to $18.4 million.
During the nine months ended April 30, 2025, the Company made a payment to the landlord for Contingent Consideration of approximately $20.3 million and recorded an increase in the liability of approximately $4.1 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2025, which is partially offset by the impact of an increase in expected capital expenditures at Park City during the years ending July 31, 2025 and 2026. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $88.0 million, which is reflected in accounts payable and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of April 30, 2025.

9.    Commitments and Contingencies
Guarantees/Indemnifications
As of April 30, 2025, the Company had various letters of credit outstanding totaling $95.6 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $35.8 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $11.2 million as of April 30, 2025, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2025, July 31, 2024 and April 30, 2024, the accruals for the above loss contingencies were not material individually or in the aggregate.
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

The following table presents financial information by reportable segment, which is used by management in evaluating performance and allocating resources (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net revenue:
Mountain	$1,212,549	$1,196,058	$2,448,939	$2,368,494
Lodging	82,894	87,055	243,770	246,693
Total Resort net revenue	1,295,443	1,283,113	2,692,709	2,615,187
Real Estate	115	169	349	4,618
Total net revenue	$1,295,558	$1,283,282	$2,693,058	$2,619,805
Segment operating expense:
Mountain	$577,778	$558,564	$1,503,510	$1,450,465
Lodging	70,600	71,271	225,072	226,439
Total Resort operating expense	648,378	629,835	1,728,582	1,676,904
Real Estate	1,662	1,258	4,911	8,115
Total segment operating expense	$650,040	$631,093	$1,733,493	$1,685,019
Gain on sale of real property	$7,898	$—	$24,404	$6,285
Mountain equity investment income, net	$666	$1,093	$3,562	$1,373
Reported EBITDA:
Mountain	$635,437	$638,587	$948,991	$919,402
Lodging	12,294	15,784	18,698	20,254
Resort	647,731	654,371	967,689	939,656
Real Estate	6,351	(1,089)	19,842	2,788
Total Reported EBITDA	$654,082	$653,282	$987,531	$942,444
Real estate held for sale or investment	$87,895	$86,568	$87,895	$86,568
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$392,752	$361,995	$465,464	$405,782
Net income attributable to noncontrolling interests	21,576	19,388	25,419	22,359
Net income	414,328	381,383	490,883	428,141
Provision for income taxes	131,042	129,280	159,124	151,606
Income before provision for income taxes	545,370	510,663	650,007	579,747
Depreciation and amortization	74,618	68,486	219,358	204,613
Change in estimated fair value of contingent consideration	1,900	36,500	4,079	42,957
(Gain) loss on disposal of fixed assets and other, net	(4,267)	571	(3,031)	3,372
Investment income and other, net	(3,154)	(5,096)	(8,668)	(13,643)
Foreign currency (gain) loss on intercompany loans	(1,702)	2,305	(53)	4,230
Interest expense, net	41,317	39,853	125,839	121,168
Total Reported EBITDA	$654,082	$653,282	$987,531	$942,444

11.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, and September 25, 2024, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, and 1,100,000 Vail Shares, respectively, for a total authorization to repurchase up to 11,100,000 Vail Shares. During the three and nine months ended April 30, 2025, the Company repurchased 186,815 and 403,883 Vail Shares, respectively (at a total cost of $30.0 million and $70.0 million, respectively, excluding accrued excise tax). During the three and nine months ended April 30, 2024, the Company repurchased 345,732 and 582,788 Vail Shares, respectively (at a total cost of $75.0 million and $125.0 million, respectively, excluding accrued excise tax). Since inception of this stock repurchase program through April 30, 2025, the Company has repurchased 9,773,563 Vail Shares at a cost of approximately $1,199.4 million. As of April 30, 2025, 1,326,437 Vail Shares remained available to repurchase under the existing share repurchase program. On June 4, 2025, the Company’s Board of Directors approved an increase in the number of shares to be repurchased under the share repurchase program by an additional 1,500,000 Vail Shares. As a result, 2,826,437 Vail Shares are available to repurchase under the existing share repurchase program, which has no expiration date. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of Vail Shares under the Company’s employee share award plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2025 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2025 and 2024 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 26, 2024.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 64% and 62% of Mountain segment net revenue for the three months ended April 30, 2025 and 2024, respectively, and approximately 59% of Mountain segment net revenue for both the nine months ended April 30, 2025 and 2024.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2024/2025 North American ski season, Destination guests comprised approximately 56% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 44% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 57% and 43%, respectively, for the 2023/2024 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2025/2026 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Saalbach and Zell am See-Kaprun, Mayrhofen and Hintertux, Sölden and Silvretta Montafon in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For both the nine months ended April 30, 2025 and 2024, approximately 66% of our total lift revenue recognized was derived from pass revenue.
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
The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 96% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for both the three months ended April 30, 2025 and 2024, and 77% and 79% of our Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2025 and 2024, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our performance throughout the 2024/2025 North American ski season reflects the strength of our advance commitment strategy, strong destination guest spending and the impact of our resource efficiency transformation plan. We achieved 3% growth in Resort Reported EBITDA year-to-date despite total skier visits declining 3% across our North American Resorts from the beginning of the ski season through April 30, 2025. North American visitation reflects the benefit of improved conditions in the second quarter relative to the prior year, offset by the expected decline in visitation from selling fewer pass units this season. For the year-to-date period, Resort net revenue increased 3% driven by a 4% increase in pass revenue and increased ancillary spend per guest across our ski school and dining businesses. Resort Reported EBITDA year-to-date also reflects strong cost discipline. Overall, the results demonstrate the strength and resilience of our business model, supported by our expansive resort network and loyal guest base, even as our western North American destination resorts experienced a decline in visitation, with outsized impacts from a decline in lift ticket guests.

•The timing and amount of snowfall can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2025, we began our season pass sales program for the 2025/2026 North American ski season. Pass product sales through May 27, 2025 for the upcoming 2025/2026 North American ski season decreased approximately 1% in units and increased approximately 2% in sales dollars as compared to the period in the prior year through May 28, 2024. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.73 between the Canadian dollar and the U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2025 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2025/2026 North American ski season.

•The economies in the countries in which we operate and from which we attract our guests may be impacted by economic challenges associated with elevated inflation, tariffs and trade policies, prolonged elevated interest rates, geopolitical conflicts, political uncertainty, immigration policies, financial institution disruptions, and/or fluctuating commodity prices that could adversely impact our business, including decreased guest spending or visitation or increased costs of operations. Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation. As a result, economic downturns and other negative impacts to consumer discretionary spending may have a pronounced impact on visitation to our Resorts. We cannot predict the extent to which we may be impacted by such potential economic challenges, whether in North America or globally.

•As of April 30, 2025, we had $467.0 million of cash and cash equivalents, as well as $508.4 million available under the revolver component of our Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 and most recently amended on January 27, 2025 (the “Vail Holdings Credit Agreement”), which represents the total commitment of $600.0 million less certain letters of credit outstanding of $91.6 million. We also have $450.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement, which will remain available to draw on at any time until January 27, 2026. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2025, we had C$296.6 million ($215.2 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$300.0 million ($217.6 million) less letters of credit outstanding of C$3.4 million ($2.4 million). We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS
Summary
Shown below is a summary of operating results for the three and nine months ended April 30, 2025, compared to the three and nine months ended April 30, 2024 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income attributable to Vail Resorts, Inc.	$392,752	$361,995	$465,464	$405,782
Income before provision for income taxes	$545,370	$510,663	$650,007	$579,747
Mountain Reported EBITDA	$635,437	$638,587	$948,991	$919,402
Lodging Reported EBITDA	12,294	15,784	18,698	20,254
Resort Reported EBITDA	$647,731	$654,371	$967,689	$939,656
Real Estate Reported EBITDA	6,351	(1,089)	19,842	2,788
Total Reported EBITDA	$654,082	$653,282	$987,531	$942,444
A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024) prospectively from the date of acquisition.

Mountain Segment
Three months ended April 30, 2025 compared to the three months ended April 30, 2024
Mountain segment operating results for the three months ended April 30, 2025 and 2024 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Mountain net revenue:
Lift	$770,259	$745,677	3.3%
Ski school	160,243	161,248	(0.6)%
Dining	110,972	109,471	1.4%
Retail/rental	113,678	123,262	(7.8)%
Other	57,397	56,400	1.8%
Total Mountain net revenue	1,212,549	1,196,058	1.4%
Mountain operating expense:
Labor and labor-related benefits	256,343	246,563	4.0%
Retail cost of sales	30,617	36,668	(16.5)%
Resort related fees	55,727	55,945	(0.4)%
General and administrative	90,678	79,969	13.4%
Other	144,413	139,419	3.6%
Total Mountain operating expense	577,778	558,564	3.4%
Mountain equity investment income, net	666	1,093	(39.1)%
Mountain Reported EBITDA	$635,437	$638,587	(0.5)%

Total skier visits	8,609	8,943	(3.7)%
ETP	$89.47	$83.38	7.3%
Mountain Reported EBITDA includes $6.1 million and $5.4 million of stock-based compensation expense for the three months ended April 30, 2025 and 2024, respectively.

Mountain Reported EBITDA decreased $3.2 million, or 0.5%, primarily driven by a decrease in Local and Destination non-pass skier visitation, which impacted overall revenue in our ancillary lines of business and resulted in a reduction of non-pass lift ticket sales, partially offset by an increase in pass product sales for the 2024/2025 North American ski season compared to the prior year and the incremental impact from the acquisition of Crans-Montana. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $3.9 million for the three months ended April 30, 2025, as well as acquisition and integration related expenses of $0.1 million and $1.3 million for the three months ended April 30, 2025 and 2024, respectively.

Lift revenue increased $24.6 million, or 3.3%, primarily due to an increase in pass revenue of 5.5%, which was driven by an increase in pass product sales for the 2024/2025 North American ski season compared to the prior year. Non-pass revenue was flat compared to the prior year and benefited from incremental non-pass revenue from Crans-Montana of $7.9 million and an increase in non-pass ETP (excluding Crans-Montana) of 6.6%, but was offset by decreased non-pass visitation at our North American resorts. Total non-pass ETP, including the impact of Crans-Montana, increased 1.3% compared to the prior year.

Ski school revenue decreased $1.0 million, or 0.6%, primarily driven by decreased skier visitation, partially offset by increased lesson pricing and incremental revenue from Crans-Montana of $0.3 million. Dining revenue increased $1.5 million, or 1.4%, driven by incremental revenue from Crans-Montana of $4.1 million, partially offset by decreased Destination skier visitation. Retail/rental revenue decreased $9.6 million, or 7.8%, for which retail revenue decreased $6.1 million, or 10.1%, driven by lower sales at our on-mountain retail locations, and rental revenue decreased $3.5 million, or 5.5%, each driven by decreased skier visitation.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue increased $1.0 million, or 1.8%, primarily due to incremental revenue from Crans-Montana.

Operating expense increased $19.2 million, or 3.4%, which was primarily attributable to incremental operating expenses from Crans-Montana and an increase in general and administrative expense, partially offset by decreased variable expenses associated with decreased revenue upon which those expenses are based. Operating expense also includes one-time expenses attributable to our resource transformation plan of $3.9 million for the three months ended April 30, 2025, as well as acquisition and integration related expenses of $0.1 million and $1.3 million for the three months ended April 30, 2025 and 2024, respectively.

Labor and labor-related benefits increased 4.0%, primarily due to incremental expenses from Crans-Montana of $6.3 million, increased variable compensation expense of $3.3 million, increased workers compensation expense of $1.2 million and normal wage adjustments, partially offset by strong cost control and workforce management in response to decreased skier visitation compared to the prior year. Retail cost of sales decreased 16.5%, compared to a decrease in retail sales of 10.1%, reflecting increased margins driven by the mix of retail merchandise purchased by customers, including lower sales of discounted retail products compared to the prior year. General and administrative expense increased 13.4%, due to an increase in corporate overhead costs, including legal and marketing, as well as increased variable compensation expense of $4.2 million. Other expense increased 3.6%, primarily due to incremental expenses from Crans-Montana.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Nine months ended April 30, 2025 compared to the nine months ended April 30, 2024
Mountain segment operating results for the nine months ended April 30, 2025 and 2024 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Mountain net revenue:
Lift	$1,455,600	$1,394,526	4.4%
Ski school	300,091	295,055	1.7%
Dining	222,507	209,608	6.2%
Retail/rental	278,363	292,892	(5.0)%
Other	192,378	176,413	9.0%
Total Mountain net revenue	2,448,939	2,368,494	3.4%
Mountain operating expense:
Labor and labor-related benefits	639,363	611,253	4.6%
Retail cost of sales	86,121	95,666	(10.0)%
Resort related fees	107,330	104,208	3.0%
General and administrative	281,588	269,490	4.5%
Other	389,108	369,848	5.2%
Total Mountain operating expense	1,503,510	1,450,465	3.7%
Mountain equity investment income, net	3,562	1,373	159.4%
Mountain Reported EBITDA	$948,991	$919,402	3.2%

Total skier visits	16,912	16,865	0.3%
ETP	$86.07	$82.69	4.1%
Mountain Reported EBITDA includes $18.4 million and $17.5 million of stock-based compensation expense for the nine months ended April 30, 2025 and 2024, respectively.
Mountain Reported EBITDA increased $29.6 million, or 3.2%, primarily driven by an increase in pass product pricing for the 2024/2025 North American ski season compared to the prior year. Additionally, Mountain Reported EBITDA increased from improved early season conditions, particularly at our Eastern U.S. Resorts (comprising the Midwest, Mid-Atlantic and Northeast) and western North American Resorts, many of which experienced delayed openings and reduced terrain offerings in the prior year. These improved conditions enabled a strong terrain offering and guest experience, which drove an increase in skier visitation throughout the early season and up through the holiday period, including non-pass visitation, which also benefited other ancillary lines of business during the first half of the 2024/2025 North American ski season. Additionally, Mountain Reported EBITDA increased as a result of an increase in results from summer operations at our North American resorts, which benefited from warm weather conditions late in the season. These increases were partially offset by a decline from our Australian operations compared to the prior year, which experienced weather-related challenges that impacted terrain and resulted in early closures, as well as increased variable expenses associated with increased revenue and increased general and administrative expense. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $8.6 million for the nine months ended April 30, 2025, as well as acquisition and integration related expenses of $1.1 million and $5.3 million for the nine months ended April 30, 2025 and 2024, respectively.

Lift revenue increased $61.1 million, or 4.4%, due to increases in both pass revenue and non-pass revenue. Pass product revenue increased 3.9%, which was primarily driven by an increase in pass product pricing for the 2024/2025 North American ski season compared to the prior year. Additionally, non-pass revenue increased 5.4% primarily as a result of an increase in non-pass ETP (excluding Crans-Montana) of 5.5%, and incremental non-pass revenue from Crans-Montana of $15.3 million, partially offset by a reduction in non-pass visitation (excluding Crans-Montana). Total non-pass ETP, including the impact of Crans-Montana, increased 1.1%.

Ski school revenue increased $5.0 million, or 1.7%, driven by increased lesson pricing and $0.5 million incremental revenue from Crans-Montana, partially offset by decreased North American and Australian skier visitation. Dining revenue increased $12.9 million, or 6.2%, driven by incremental revenue from Crans-Montana of $7.8 million and increased pricing, partially offset by decreased North American and Australian skier visitation. Retail/rental revenue decreased $14.5 million, or 5.0%, driven by a decrease in retail revenue of $11.7 million, or 7.2%, due to lower sales at our on-mountain retail locations driven by decreased skier visitation. Additionally, rental revenue decreased $2.8 million, or 2.2%, primarily driven by decreased Destination skier visitation, as these guests typically utilize more ancillary services.

Other revenue mainly consists of revenue stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $16.0 million or 9.0%, primarily driven by increased early season skier visitation at our North American resorts, which drove additional demand for ancillary services, as well as an increase in other on-mountain summer activities and sightseeing revenue from the impact of increased summer visitation at our North American resorts as a result of improved weather conditions.

Operating expense increased $53.0 million or 3.7%, which was primarily attributable to incremental operating expenses from Crans-Montana, and increased variable expenses associated with increased revenue. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $8.6 million for the nine months ended April 30, 2025, as well as acquisition and integration related expenses of $1.1 million and $5.3 million for the nine months ended April 30, 2025 and 2024, respectively.

Labor and labor-related benefits increased 4.6%, primarily due to the incremental expenses from Crans-Montana of $13.6 million, normal wage adjustments and an increase in labor expense to support increased North American operations, as well as increased variable compensation accruals of $5.1 million. Retail cost of sales decreased 10.0%, compared to a decrease in retail sales of 7.2%, reflecting increased margins driven by the mix of retail merchandise purchased by customers, including lower sales of discounted retail products compared to the prior year. Resort related fees increased 3.0% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 4.5%, primarily due to an increase in corporate overhead costs, including legal, marketing and information technology, as well as increased costs from company-wide performance-based variable compensation expense that was not earned in the prior year ($6.0 million). Other expense increased 5.2%, primarily due to incremental expenses from Crans-Montana of $11.6 million, as well as increased variable expenses associated with increased revenues, including rent ($2.0 million), dining cost of sales ($1.7 million) and pass partnership expense ($1.9 million), in addition to increased property tax expense ($1.5 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended April 30, 2025 compared to the three months ended April 30, 2024
Lodging segment operating results for the three months ended April 30, 2025 and 2024 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Lodging net revenue:
Owned hotel rooms	$15,104	$14,978	0.8%
Managed condominium rooms	32,634	35,390	(7.8)%
Dining	14,870	14,482	2.7%
Transportation	6,743	7,150	(5.7)%
Other	9,308	10,230	(9.0)%
	78,659	82,230	(4.3)%
Payroll cost reimbursements	4,235	4,825	(12.2)%
Total Lodging net revenue	82,894	87,055	(4.8)%
Lodging operating expense:
Labor and labor-related benefits	31,149	31,852	(2.2)%
General and administrative	15,333	14,245	7.6%
Other	19,883	20,349	(2.3)%
	66,365	66,446	(0.1)%
Reimbursed payroll costs	4,235	4,825	(12.2)%
Total Lodging operating expense	70,600	71,271	(0.9)%
Lodging Reported EBITDA	$12,294	$15,784	(22.1)%

Owned hotel statistics:
ADR	$347.01	$341.00	1.8%
RevPAR	$165.54	$166.25	(0.4)%
Managed condominium statistics:
ADR	$517.07	$521.58	(0.9)%
RevPAR	$206.66	$215.53	(4.1)%
Owned hotel and managed condominium statistics (combined):
ADR	$472.36	$475.96	(0.8)%
RevPAR	$197.16	$204.56	(3.6)%
Lodging Reported EBITDA includes $0.8 million and $0.7 million of stock-based compensation expense for the three months ended April 30, 2025 and 2024, respectively.
Lodging Reported EBITDA decreased $3.5 million, or 22.1%, primarily due to a net reduction in our inventory of available managed condominium rooms, as well as decreased demand, which was impacted by decreased Destination skier visitation.
Revenue from managed condominium rooms decreased $2.8 million, or 7.8%, primarily due to a net reduction in our inventory of available managed condominium rooms proximate to our mountain resorts, as well as decreased demand, which was impacted by decreased Destination skier visitation.
General and administrative expense increased $1.1 million, or 7.6%, primarily due to an increase in corporate overhead costs, including legal and information technology.
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
Nine months ended April 30, 2025 compared to the nine months ended April 30, 2024
Lodging segment operating results for the nine months ended April 30, 2025 and 2024 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Lodging net revenue:
Owned hotel rooms	$56,618	$53,738	5.4%
Managed condominium rooms	71,413	75,701	(5.7)%
Dining	48,576	46,174	5.2%
Transportation	13,784	15,060	(8.5)%
Golf	8,131	6,541	24.3%
Other	34,109	36,700	(7.1)%
	232,631	233,914	(0.5)%
Payroll cost reimbursements	11,139	12,779	(12.8)%
Total Lodging net revenue	243,770	246,693	(1.2)%
Lodging operating expense:
Labor and labor-related benefits	100,845	102,478	(1.6)%
General and administrative	45,820	45,463	0.8%
Other	67,268	65,719	2.4%
	213,933	213,660	0.1%
Reimbursed payroll costs	11,139	12,779	(12.8)%
Total Lodging operating expense	225,072	226,439	(0.6)%
Lodging Reported EBITDA	$18,698	$20,254	(7.7)%

Owned hotel statistics:
ADR	$322.94	$317.87	1.6%
RevPAR	$164.03	$155.75	5.3%
Managed condominium statistics:
ADR	$442.94	$454.12	(2.5)%
RevPAR	$139.09	$142.49	(2.4)%
Owned hotel and managed condominium statistics (combined):
ADR	$399.57	$407.48	(1.9)%
RevPAR	$145.47	$145.82	(0.2)%
Lodging Reported EBITDA includes $2.6 million and $2.5 million of stock-based compensation expense for the nine months ended April 30, 2025 and 2024, respectively.
Lodging Reported EBITDA decreased $1.6 million, or 7.7%, primarily driven by a net reduction in our inventory of available managed condominium rooms, as well as a decrease in Destination skier visitation during the 2024/2025 North American ski season, which decreased demand for lodging and other ancillary services proximate to our mountain resorts, partially offset by increased 2024 summer visitation at GTLC and our mountain resort properties as a result of favorable weather conditions.
Revenue from owned hotel rooms increased $2.9 million, or 5.4%, primarily due to increased visitation at GTLC driven by favorable weather conditions, which also drove an increase in ADR, as well as stronger demand for summer lodging at our North American mountain resort properties. Revenue from managed condominium rooms decreased $4.3 million, or 5.7%, primarily due to lower ADR driven by lower peak-season holiday pricing compared to the prior year, as well as a net reduction in our inventory of available managed condominium rooms proximate to our mountain resorts. Dining revenue increased $2.4 million, or 5.2%, and golf revenue increased $1.6 million, or 24.3%, each primarily as a result of increased summer visitation at our North American mountain resort properties while transportation revenue decreased $1.3 million or 8.5% primarily as a result of decreased Destination visitation. Other revenue decreased $2.6 million, or 7.1%, primarily as a result of a decrease in property maintenance services and revenue from our central reservations booking service.
Labor and labor-related benefits decreased 1.6%, primarily due to strong cost control and workforce management in response to decreased revenue, as well as lower use of contract labor. Other expense increased 2.4%, primarily due to one-time costs attributable to our resource efficiency transformation plan of $1.2 million, as well as a reduction in property tax refunds received during the nine months ended April 30, 2025.
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

Three months ended April 30, 2025 compared to the three months ended April 30, 2024
Real Estate segment operating results for the three months ended April 30, 2025 and 2024 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Total Real Estate net revenue	$115	$169	(32.0)%
Total Real Estate operating expense	1,662	1,258	32.1%
Gain on sale of real property	7,898	—	nm
Real Estate Reported EBITDA	$6,351	$(1,089)	683.2%

During the three months ended April 30, 2025, we recorded a gain on sale of real property for $8.5 million related to the sale of three real estate parcels in Breckenridge, Colorado for total consideration of $11.9 million, including $1.0 million net cash proceeds received at closing. One of these parcels was originally sold during the year ended July 31, 2022 but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore a portion of the proceeds were deferred for recognition until control was transferred which occurred during the three months ended April 30, 2025. During the three months ended April 30, 2024, we did not close on any significant real estate transactions.

Other operating expense for both the three months ended April 30, 2025 and 2024 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2025 compared to the nine months ended April 30, 2024
Real Estate segment operating results for the nine months ended April 30, 2025 and 2024 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2025	2024
Total Real Estate net revenue	$349	$4,618	(92.4)%
Real Estate operating expense:
Cost of sales	—	3,607	(100.0)%
Other	4,911	4,508	8.9%
Total Real Estate operating expense	4,911	8,115	(39.5)%
Gain on sale of real property	24,404	6,285	288.3%
Real Estate Reported EBITDA	$19,842	$2,788	611.7%
During the nine months ended April 30, 2025, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, for which we received proceeds of $17.6 million. We also recorded a gain on sale of real property for $8.5 million related to the sale of three real estate parcels in Breckenridge, Colorado for total consideration of $11.9 million, including $1.0 million net cash proceeds received at closing, for which one of these parcels was originally sold during the year ended July 31, 2022 but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore a portion of the proceeds were deferred for recognition until control was transferred which occurred during the nine months ended April 30, 2025. During the nine months ended April 30, 2024, we closed on the sale of a land parcel in Keystone for $4.2 million, which was recorded within Real Estate net revenue, with a corresponding cost of sale of $3.6 million. Additionally, we recorded a gain on sale of real property for $6.3 million related to a land parcel sale in Beaver Creek, CO, which closed for proceeds of $6.5 million during the nine months ended April 30, 2024.

Other operating expense for both the nine months ended April 30, 2025 and 2024 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Other Items
In addition to segment operating results, the following material items contributed to our overall financial results for the three and nine months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2025	2024		2025	2024
Depreciation and amortization	$(74,618)	$(68,486)	9.0%	$(219,358)	$(204,613)	7.2%
Change in estimated fair value of contingent consideration	$(1,900)	$(36,500)	(94.8)%	$(4,079)	$(42,957)	(90.5)%
Provision for income taxes	$(131,042)	$(129,280)	1.4%	$(159,124)	$(151,606)	5.0%
Effective tax rate	24.0%	25.3%	(1.3) pts	24.5%	26.2%	(1.7) pts

Depreciation and amortization. Depreciation and amortization expense for the three and nine months ended April 30, 2025 increased $6.1 million and $14.7 million, respectively, compared to the same periods in the prior year, primarily due to assets acquired in the acquisition of Crans-Montana, as well as additional capital projects completed at our Resorts during the prior capital year.

Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for the three and nine months ended April 30, 2025 decreased $34.6 million and $38.9 million, respectively, compared to the same periods in the prior year, primarily related to an increase in the expected long-term EBITDA performance for Park City in the prior year that resulted in an increase in the liability for the three and nine months ended April 30, 2024.

Provision for income taxes. At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The effective tax rate for the three and nine months ended April 30, 2025 was 24.0% and 24.5%, respectively, compared to 25.3% and 26.2% for the three and nine months ended April 30, 2024, respectively.

The decrease in the effective tax rate for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to a decrease in the impact of favorable discrete items, as well as a decrease in pretax losses at our foreign entities. The decrease in the effective tax rate for the nine months ended months ended April 30, 2025 compared to the nine months ended months ended April 30, 2024 was primarily due to a decrease in net unfavorable discrete items impacting the tax provision in the current period, including a nonrecurring foreign partnership basis adjustment of $4.7 million during the nine months ended months ended April 30, 2024.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net income attributable to Vail Resorts, Inc.	$392,752	$361,995	$465,464	$405,782
Net income attributable to noncontrolling interests	21,576	19,388	25,419	22,359
Net income	414,328	381,383	490,883	428,141
Provision for income taxes	131,042	129,280	159,124	151,606
Income before provision for income taxes	545,370	510,663	650,007	579,747
Depreciation and amortization	74,618	68,486	219,358	204,613
(Gain) loss on disposal of fixed assets and other, net	(4,267)	571	(3,031)	3,372
Change in fair value of contingent consideration	1,900	36,500	4,079	42,957
Investment income and other, net	(3,154)	(5,096)	(8,668)	(13,643)
Foreign currency (gain) loss on intercompany loans	(1,702)	2,305	(53)	4,230
Interest expense, net	41,317	39,853	125,839	121,168
Total Reported EBITDA	$654,082	$653,282	$987,531	$942,444

Mountain Reported EBITDA	$635,437	$638,587	$948,991	$919,402
Lodging Reported EBITDA	12,294	15,784	18,698	20,254
Resort Reported EBITDA	647,731	654,371	967,689	939,656
Real Estate Reported EBITDA	6,351	(1,089)	19,842	2,788
Total Reported EBITDA	$654,082	$653,282	$987,531	$942,444
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2025	2024
Long-term debt, net	$2,106,413	$2,700,257
Long-term debt due within one year	590,382	68,470
Total debt	2,696,795	2,768,727
Less: cash and cash equivalents	467,034	705,429
Net Debt	$2,229,761	$2,063,298

LIQUIDITY AND CAPITAL RESOURCES
Changes in significant sources of cash for the nine months ended April 30, 2025 and 2024 are presented by categories as follows (in thousands).

	Nine Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$726,430	$681,014
Net cash used in investing activities	$(155,482)	$(90,887)
Net cash used in financing activities	$(437,548)	$(433,435)

Nine months ended April 30, 2025 compared to the nine months ended April 30, 2024
We generated $726.4 million of cash from operating activities during the nine months ended April 30, 2025, an increase of $45.4 million compared to $681.0 million generated during the nine months ended April 30, 2024. The increase in operating cash flows was primarily a result of increased pass product sales and collections and other operating cash flows related to Resort operations during the nine months ended April 30, 2025 as compared to the prior year, partially offset by an increase in income tax payments of approximately $15.1 million for the nine months ended April 30, 2025 as compared to the prior year, driven by overpayments and other deductions which offset our estimated payments made during the nine months ended April 30, 2024 and higher estimated taxable income for the current fiscal year.

The increase in cash used in investing activities for the nine months ended April 30, 2025 of $64.6 million was primarily due to (i) the maturity of short-term bank deposits in the prior year which had maturity dates of more than three months at the date of purchase and were therefore not reflected as cash equivalents as of July 31, 2023, of which $57.6 million matured during the three months ended April 30, 2024 and (ii) an increase in capital expenditures of approximately $24.1 million as compared to the prior year, which is largely driven by an acceleration of the timing of work being completed and associated payments taking place in the current year. These increases were partially offset by $17.6 million of cash received during the nine months ended April 30, 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property.

Cash used in financing activities increased by $4.1 million during the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024, primarily due to $48.0 million of cash paid for repurchases of 0.0% Convertible Notes during the nine months ended April 30, 2025 and an increase in dividends paid of $8.0 million, partially offset by a $55.0 million decrease in repurchases of common stock.

Significant Sources of Cash
We had $467.0 million of cash and cash equivalents as of April 30, 2025, compared to $705.4 million as of April 30, 2024. The decrease was primarily attributable to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, repurchases of common stock and repurchases of 0.0% Convertible Notes completed during the last twelve months. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows (primarily generated in our second and third fiscal quarters).

In addition to our $467.0 million of cash and cash equivalents at April 30, 2025, we had $508.4 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2025 (which represents the total commitment of $600.0 million less outstanding letters of credit of $91.6 million). Additionally, we had C$296.6 million ($215.2 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($217.6 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million). We also had $450.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement which will remain available to draw on at any time until January 27, 2026. Proceeds from any borrowings on the revolver component of our Vail Holdings Credit Agreement and the delayed draw term loans are available to be used to refinance our 0.0% Convertible Notes. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Vail Holdings Credit Agreement and the Whistler Credit Agreement provide adequate flexibility with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.60% and Bankers Acceptance Rate plus 1.75%, respectively.

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

We expect our capital plan for calendar year 2025 will be approximately $198 million to $203 million, excluding $46 million of growth capital investments at our European resorts, comprised of $42 million at Andermatt-Sedrun and $4 million at Crans-Montana, and $6 million of real estate related capital projects to complete multi-year transformational investments at the key base area portals of Breckenridge Peak 8 and Keystone River Run, and planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain. Including European growth capital investments and real estate related capital, our total capital plan for calendar year 2025 is expected to be approximately $249 million to $254 million. Included in these estimated capital expenditures are approximately $124 million to $128 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Debt
As of April 30, 2025, principal payments on the majority of our long-term debt ($2.0 billion of the total $2.7 billion debt outstanding as of April 30, 2025) are not due until fiscal year 2029 and beyond. As of April 30, 2025 and 2024, total long-term debt, net (including long-term debt due within one year) was $2.7 billion and $2.8 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.1 billion as of April 30, 2024 to $2.2 billion as of April 30, 2025, primarily due to the cash purchase price associated with the acquisition of Crans-Montana, net of cash acquired, and share repurchases completed during the last twelve months.
On January 27, 2025, we entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provides for an incremental term loan facility in an aggregate principal amount of $450.0 million in the form of delayed draw term loans. The $450.0 million incremental term loan facility is available to be drawn upon at any time at our option, and any undrawn capacity within the $450.0 million facility will expire on January 27, 2026. No other material terms of the Vail Holdings Credit Agreement were amended. As of April 30, 2025, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $600.0 million, (ii) a term loan of $922.9 million and (iii) $450.0 million incremental term loan facility in the form of delayed draw term loans, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$300.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes”) mature on January 1, 2026, and are therefore reflected within long-term debt due within one year on the Company’s Consolidated Condensed Balance Sheet as of April 30, 2025. On January 30, 2025, we completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which was recorded within gain (loss) on disposal of fixed assets and other, net on the Company’s Consolidated Condensed Statements of Operations during the three and nine months ended April 30, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, remain undrawn as of April 30, 2025, and are available to be used to refinance our 0.0% Convertible Notes.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of variable-rate debt outstanding as of April 30, 2025. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.8 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Dividend Payments
On June 4, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 9, 2025 to stockholders of record as of June 24, 2025. During the nine months ended April 30, 2025, we paid cash dividends of $6.66 per share ($248.5 million). During the nine months ended April 30, 2024, we paid cash dividends of $6.34 per share ($240.5 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board of Directors. On March 9, 2006, our Board of Directors initially authorized the repurchase of up to 3,000,000 shares of Vail Resorts common stock (“Vail Shares”) and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 Vail Shares (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. During the nine months ended April 30, 2025, we repurchased 403,883 Vail Shares (at an average cost of $173.32) for a total cost of approximately $70.0 million, excluding accrued excise tax. During the nine months ended April 30, 2024, we repurchased 582,788 Vail Shares (at an average cost of $214.49) for a total cost of approximately $125.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through April 30, 2025, we have repurchased 9,773,563 Vail Shares at a cost of approximately $1,199.4 million. As of April 30, 2025, 1,326,437 Vail Shares remained available to repurchase under the existing repurchase authorization. On June 4, 2025, the Company’s Board of Directors approved an increase in the number of shares to be repurchased under the share repurchase program by an additional 1,500,000 Vail Shares. As a result, 2,826,437 Vail Shares are available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2025. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2025, we had approximately $1.0 billion of variable rate indebtedness, representing approximately 36.1% of our total debt outstanding, at an average interest rate during the nine months ended April 30, 2025 of approximately 6.2%. Based on variable-rate borrowings outstanding as of April 30, 2025, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.8 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Nine Months Ended April 30,
	2025	2024
Foreign currency translation adjustments	$22,905	$(71,946)
Foreign currency gain (loss) on intercompany loans	$53	$(4,230)

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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2025 - February 28, 2025	—	$—	—	1,513,252
March 1, 2025 - March 31, 2025	186,815	$160.59	186,815	1,326,437
April 1, 2025 - April 30, 2025	—	$—	—	1,326,437
Total	186,815	$160.59	186,815	1,326,437

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), and 1,100,000 (September 25, 2024), for a total authorization to repurchase up to 11,100,000 Vail Shares. As of April 30, 2025, 1,326,437 Vail Shares remained available to repurchase under the existing repurchase authorization. On June 4, 2025, the Company’s Board of Directors approved an increase in the number of shares to be repurchased under the share repurchase program by an additional 1,500,000 Vail Shares. As a result, 2,826,437 Vail Shares are available to repurchase under the existing share repurchase program. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended April 30, 2025, the following directors or executive officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangements”:

					Plans
Name (1)	Title	Action	Adoption/ Termination Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate Number of Securities to be Purchased or Sold (2)
William Rock	President, Mountain Division	Adoption	March 13, 2025	September 25, 2025	X		2,112
(1)The trading arrangement was adopted during an open trading window in accordance with the Company’s insider trading policy and at a time when the officer was not in possession of material nonpublic information.
(2)The securities to be sold immediately upon exercise under the Rule 10b5-1 trading arrangement are share appreciation rights awarded on September 25, 2015 and expiring on September 25, 2025.

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

Vail Resorts, Inc.

Date: June 5, 2025	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2025	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)