Form 10-K
period 2025-07-31
VAIL RESORTS INC
filed 2025-09-29
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $170.12 per share as reported on the New York Stock Exchange Composite Tape on January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,277,849,993.
As of September 24, 2025, 35,884,970 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2025 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

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
These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:
•prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries and our business and results of operations, including a result of changes in trade policy;
•risks associated with the effects of high or prolonged inflation, elevated interest rates and financial institution disruptions;
•unfavorable weather conditions or the impact of climate change, natural disasters or other events;
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
•risks related to scrutiny and changing expectations regarding our sustainability practices and reporting;
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
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three reportable segments: Mountain, Lodging and Real Estate, which represented approximately 89%, 11% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2025 (“Fiscal 2025”).
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

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas, including five resorts within the top ten most visited resorts in the United States for the 2024/2025 North American ski season:
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
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the United States (“U.S.”) for the 2024/2025 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s Blue Sky Basin.
•Breckenridge Ski Resort (“Breckenridge”) - the most visited mountain resort in the U.S. for the 2024/2025 ski season with five interconnected peaks offering an expansive variety of terrain for every skill level, including access to above tree line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Park City Resort (“Park City”) - the fourth most visited mountain resort in the U.S. for the 2024/2025 ski season and the largest by acreage in the U.S. Park City offers 7,300 skiable acres, including diverse terrain for every type of skier and snowboarder. In 2024, the International Olympic Committee selected Salt Lake City as the host for the 2034 Winter Olympics, naming Park City as an official venue for certain competitions.
•Keystone Resort (“Keystone”) - the ninth most visited mountain resort in the U.S. for the 2024/2025 ski season, as well as the largest area for night skiing in Colorado. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•Beaver Creek Resort (“Beaver Creek”) - the tenth most visited mountain resort in the U.S. for the 2024/2025 ski season. Beaver Creek is a European-style resort with multiple villages and also includes a world renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
•Crested Butte Mountain Resort (“Crested Butte”) - located in southwest Colorado and includes over 1,500 skiable acres and over 3,000 feet of vertical drop. Crested Butte is known for its historic town, iconic mountain peaks and legendary skiing and riding terrain.
Pacific Northwest (British Columbia, Canada)
•Whistler Blackcomb (“Whistler Blackcomb”) - located in the Coast Mountains of British Columbia, Canada, approximately 85 miles (135 kilometers) from the Vancouver International Airport, Whistler Blackcomb is the largest year-round mountain resort in North America, with two mountains connected by the PEAK 2 PEAK gondola, which combined offer over 200 marked runs, over 8,000 skiable acres (3,300 hectares), 16 alpine bowls, three glaciers and one of the longest ski seasons in North America. In the summer Whistler Blackcomb offers a variety of activities, including hiking trails, a bike park and sightseeing. Whistler Blackcomb is a popular destination for international visitors and was home to the 2010 Winter Olympics.
Lake Tahoe Resorts
•Heavenly Mountain Resort (“Heavenly”) - the thirteenth most visited mountain resort in the U.S. for the 2024/2025 ski season. Located near the South Shore of Lake Tahoe with over 4,800 skiable acres, Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.
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
•Crans-Montana Mountain Resort (“Crans-Montana”) - during Fiscal 2024, we acquired a controlling interest in Crans-Montana, marking our second owned and operated resort in Europe. Crans-Montana Mountain Resort is located in the Valais canton of Switzerland, approximately 125 miles (200 kilometers) from Geneva and approximately 190 miles (310 kilometers) from Zurich. The resort spans nearly 4,600 feet (1,400 meters) of skiable vertical terrain, and approximately 87 miles (140 kilometers) of trails. Crans-Montana has a legacy of being a renowned outdoor sports destination, having hosted signature events such as the Ski World Cup, Mountain Bike World Cup, Omega European Masters and Caprices Festival. The commune of Crans-Montana has gourmet restaurants and luxury retail stores, as well as five-star hotels. Additionally, the International Ski Federation Council has awarded the FIS Alpine World Ski Championships 2027 to Crans-Montana.
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
Mid-Atlantic (Pennsylvania)
We own and operate eight regional ski areas in the Mid-Atlantic region serving guests in Philadelphia, Pittsburgh, Southern New Jersey, Baltimore and Washington D.C. Our presence in the region allows us to offer compelling local options and easy overnight weekend and holiday trips, which are within driving distance from these markets.
Midwest
We own and operate ten regional ski areas in the Midwest that draw guests from Chicago, Detroit, Minneapolis, St. Louis, Indianapolis, Cleveland, Columbus, Kansas City and Louisville, among others. Located within close proximity to major metropolitan markets, these ski areas provide beginners with easy access to beginner ski programs and many also offer night skiing for young adults and families. Additionally, the proximity of these ski areas to metropolitan areas allows for regular usage by avid skiers.
Pacific Northwest (U.S.)
Located less than 85 miles from Seattle on the crest of Washington State’s Cascade Range, Stevens Pass Resort (“Stevens Pass”) offers terrain for all levels across more than 1,100 acres of skiable terrain. Stevens Pass has operated for over 80 years and is known for its numerous bowls, glades and faces, as well as extensive lighted terrain for skiing and riding well into the evening.
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
Ski Industry/Competition
There are approximately 780 ski areas operating in North America with approximately 490 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination guests looking for a comprehensive vacation experience. During the 2024/2025 North American ski season, combined skier visits for all ski areas in North America were approximately 81.1 million. Our North American Resorts had approximately 15.4 million skier visits during the 2024/2025 ski season, representing approximately 18.9% of North American skier visits.
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

Our Competitive Strengths
We believe our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in North America, including Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia and two ski resorts in Switzerland. Through our data-driven marketing analytics and personalized marketing capabilities, we target increased penetration of ski pass products, providing our guests with a strong value proposition in return for guests committing to ski or ride at our resorts prior to, or very early into the ski season, which we believe attracts more guests to our resorts. We believe we invest in more capital improvements than our competitors and we create synergies through our owned and operated network of resorts, which enhances our profitability by enabling customers to access our network of resorts with our pass products. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (five of the top ten for the 2024/2025 U.S. ski season), and most of our destination mountain resorts are consistently in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience.
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
We have made significant investments in our snowmaking systems within the past several years that have transformed the early-season terrain experience at Vail, Keystone, Beaver Creek and Park City. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested in snowmaking operations at these resorts in order to provide a consistent experience for our guests. In calendar year 2025, the Company invested in snowmaking projects at Andermatt-Sedrun in order to enhance the early season guest experience and improve energy efficiency. Since calendar year 2015 we have invested over $100 million in improved snowmaking capabilities across our network. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•Lift Service
We systematically upgrade our lifts and put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary capital expenditures expected for the remainder of calendar year 2025 include, among other projects:
•replacing Perisher’s Double and Triple Chairs with a new high-speed six-person lift, which was completed in advance of the 2025 winter season in Australia; and
•replacing Park City’s fixed-grip two-person lift with a new ten-person Sunrise Gondola in partnership with Canyons Village Management Association, which will provide improved access and enhanced guest experience for existing and future developments within Canyons Village.
•Since calendar year 2015 we have invested over $500 million in lift upgrades and new lifts across our network, which meaningfully increased lift capacity and reduced wait times at those lift locations, including three new or replacement lifts across two Resorts for the 2024/2025 North American ski season. Significant investments in the past ten years include, among other projects:
•replacing Whistler Blackcomb’s existing four-person high-speed Jersey Cream lift with a new six-person high-speed lift;

•replacing Hunter Mountain’s existing fixed-grip four-person Broadway lift with a new high-speed six-person lift and replacing and relocating the existing two-person fixed-grip E lift with a new four-person lift;
•a new high-speed six-person lift in Bergman Bowl at Keystone;
•replacing Breckenridge’s fixed-grip double 5-Chair with a new high-speed four-person lift;
•replacing Whistler Blackcomb’s existing four-person high-speed Fitzsimmons lift with a new high-speed eight-person lift;
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
•a new four-person high-speed lift to serve Peak 7 at Breckenridge;
•replacing the four-person Peru lift at Keystone with a six-person high-speed chairlift;
•an upgrade of the four-person Quantum lift at Okemo with a six-person high-speed chairlift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip chairlift;
•upgrading the Daisy and Brooks fixed-grip lifts at Stevens Pass to four-person high-speed lifts;
•installing a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person chairs with a single state-of-the-art gondola;
•upgrading the four-person Emerald express lift to a high-speed six-person lift on Whistler Mountain;
•upgrading the fixed-grip High Meadow lift to a four-person high-speed lift at the Canyons area of Park City;
•replacing each of the Northwoods lift at Vail Mountain, the Peak 10 Falcon SuperChair at Breckenridge and the Montezuma lift at Keystone with new high-speed, six-passenger lifts;
•replacing the existing Avanti four-person quad lift at Vail with a new six-person high-speed lift; and
•installing a new high-speed eight-person Gondola at the combined Park City and Canyons resort, allowing access between the two former resorts for the first time, connecting the base of the Silverlode Lift at Park City with the Flatiron Lift at Canyons.
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

•My Epic mobile application (“My Epic App”) - My Epic App allows our guests to purchase their pass product or lift ticket online and access our Resorts via the new app, utilizing hands free Bluetooth® technology, eliminating the need to wait in line to purchase lift tickets. In addition, the My Epic App allows guests to capture their activity on the mountain (e.g. number of ski days, vertical feet skied and chairlift activity); provides current trail maps along with real-time trail and lift status; allows guests to access real and forecasted lift line wait times; and provides information regarding parking, dining, events and other on-mountain activities. The My Epic App also provides access to My Epic Gear, My Epic Assistant and the new Ski & Ride School features, as discussed below.
•My Epic Assistant mobile application (“My Epic Assistant”) - During the 2024/2025 North American ski season, we launched the new My Epic Assistant, a new technology within My Epic App. This feature was launched to a limited number of Epic Pass holders at Vail, Beaver Creek, Breckenridge and Keystone and the application feature is planned to be made available to additional resorts and guests in future seasons. Powered by artificial intelligence and resort experts, My Epic Assistant provides real-time service to allow our guests to navigate their day at our resorts with confidence, efficiency and ease. Whether looking for the latest snow conditions, or on-mountain support with rentals and lessons, guests can simply open the My Epic App and use My Epic Assistant to point them in the right direction.
•My Epic Gear - During the 2023/2024 North American ski season, we launched a new gear membership program, My Epic Gear, which provides members with the ability to choose the gear they want from a selection of popular ski and snowboard models, and have that gear delivered to them when and where they want it, with free slopeside pick up and drop off. My Epic Gear is designed to allow users to manage their entire experience from gear selection to boot fitting to delivery all from our My Epic App. This program is now offered at a total of 12 destination and regional resorts across North America, including a recent expansion into kids’ gear.
We also solicit guest feedback through a variety of surveys and results, which are used to ensure high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts on the areas of the greatest need.

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

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all of our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests value in exchange for their commitment to pass products with access to our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. For Fiscal 2025, our pass products generated approximately 65% of our total lift revenue and approximately 75% of total visitation (excluding complimentary access). Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass product offerings range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who want to purchase access for a certain number of days during the season, and which is available in three tiers of resort offerings. All of our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.

As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. We acquired Crans-Montana and Andermatt-Sedrun in May 2024 and August 2022, respectively. These acquisitions represent strategic investments to operate ski resorts in Europe as a part of our continued focus to expand our network of resort offerings, which provides a differentiated suite of options to our guests. In December 2021, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”), which added three regional ski areas strategically located near Pittsburgh, expanding our presence in the Mid-Atlantic region and generating incremental drive-to business from other major metropolitan areas such as Washington DC, Baltimore and Cleveland. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts, which for the 2025/2026 ski season include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Saalbach and Zell am See-Kaprun, Mayrhofen and Hintertux, Sölden and Silvretta Montafon in Austria, which further increase the value proposition of our pass products.
Pass product holders also receive additional value in exchange for their advance commitment through our Epic Mountain Rewards program, which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, Epic Coverage is included with the purchase of all pass products for no additional charge and provides refunds in the event of certain resort closures and certain travel restrictions, giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Epic Coverage also provides refunds for qualifying personal circumstances including eligible injuries, job losses and other personal events.
Beginning in the 2025/2026 North American ski season, we are launching Epic Friend Tickets as a new benefit for our season-long pass holders. Pass Holders with an Epic Pass, Epic Local Pass, Epic Military Pass, Northeast Value Pass, and most of the Company's other season-long passes will receive up to ten Epic Friend Tickets, depending on when they purchased their Pass. Epic Friend Tickets provide 50% off lift tickets at the company's 37 North American resorts for the 2025/26 winter season. Plus, friends can also apply 100% of the cost of one redeemed Epic Friend Ticket toward an eligible 2026/27 Epic Pass. Epic Friend Tickets replace and upgrade the former Pass benefits, Buddy Tickets and Ski With A Friend, which generally offered much lower savings on lift ticket prices, and which varied by resort. This program is designed to enhance the value proposition of our pass products by encouraging social engagement and increasing trial among prospective guests.

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
During the 2024/2025 North American ski season, we announced the new Ski and Ride School in the My Epic App which is scheduled to launch for the upcoming 2025/2026 North American ski season. The Ski and Ride School in the My Epic App is a new technology that creates a seamless, connected and next-level ski and ride school experience. Beginning in the 2025/2026 North American ski season, Ski and Ride School features will be automatically available in the My Epic App for group lesson participants at Vail, Beaver Creek, Breckenridge and Keystone, offering digital check-in, real-time lesson updates, photo sharing, skills tracking, milestone badges and more.

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to on-mountain express service restaurants. For the 2024/2025 ski season, we operated approximately 274 dining venues at our Resorts.
•Retail/Rental
We have approximately 340 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. Several of our rental locations offer delivery services, bringing ski and snowboard gear and expert advice directly to our guests. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/

rental locations throughout the Colorado Front Range and in Minneapolis. During the 2023/2024 North American ski season, we launched a new gear membership program, My Epic Gear, which reimagines the traditional gear rental and ownership model, with the goal of providing more choices, at a lower cost and less hassle to our customers. This program is now offered at a total of 12 destination and regional resorts across North America, including a recent expansion into kids’ gear. My Epic Gear provides members with the ability to choose the gear they want from a selection of popular ski and snowboard models, and have it delivered to them when and where they want it, with free slopeside pick up and drop off.
•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During the winter season, in addition to our offered ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high-altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities including scenic chairlift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge. The Epic Discovery program encourages “learn through play” by featuring environmental educational elements interspersed between numerous activities, consisting of zip lines, children’s activities, challenge ropes courses, tubing, mountain excursions, an alpine slide and alpine coasters. The Mountain segment also operates several company-owned mountain resort golf courses, including three in Colorado, one in Vermont and two in Pennsylvania.

•Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed properties proximate to our mountain resorts, including six RockResorts branded properties (with a seventh RockResorts property planned for opening in Keystone, Colorado during the 2025/2026 North American ski season) and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. Our recent real estate efforts have primarily focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers, which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments have and continue to invest in resort related assets and amenities or seek opportunities to expand and enhance the overall resort experience.
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
In addition to our portfolio of owned and managed luxury resort hotels and other hotels and properties, our lodging business also includes a Colorado ground transportation company, which represents the first point of contact with many of our guests when they arrive by air to Colorado. We offer year-round ground transportation from Denver International Airport and Eagle County Airport to the Vail Valley (locations in and around Vail, Beaver Creek, Avon and Edwards) and Summit County (which includes Keystone, Breckenridge, Copper Mountain, Frisco and Silverthorne).
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, upper midscale, midscale and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 890,000 rooms at approximately 3,000 properties in the U.S. as of July 31, 2025. For Fiscal 2025, our owned hotels, which include a combination of RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $325.65, a paid occupancy rate of 52.4% and revenue per available room (“RevPAR”) of $170.70, as compared to the upper upscale segment’s ADR of $228.67, a paid occupancy rate of 68.5% and RevPAR of $156.74. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels include those in the luxury and upper upscale segments, as well as some of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.
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
National Park Concessioner Properties
We own GTLC, which is based in the Jackson Hole area of Wyoming and operates within Grand Teton National Park under a concession agreement with the NPS with an initial term that would have expired on December 31, 2021. In June 2021, we agreed to an amendment extending the term of the agreement by an additional two years, with an expiration date of December 31, 2023. Additionally, in November 2023 and 2024, we agreed to an amendment to the agreement extending the term until December 31, 2024 and December 31, 2025, respectively. The NPS has released a contract solicitation for the services offered by GTLC, and we intend to timely submit a bid on behalf of the Company. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2026 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2025. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concession agreement with the NPS that expires October 31, 2028. GTLC also owns Jackson Hole Golf & Tennis Club (“JHG&TC”), located outside Grand Teton National Park near Jackson, Wyoming. GTLC’s operations within Grand Teton National Park and JHG&TC have operating seasons that generally run from mid-May through the end of September.
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
Marketing and Sales
Our Mountain segment’s marketing and sales efforts are focused on leveraging marketing analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through sales of our pass products, lift tickets, ski and ride school products, gear rentals, and lodging properties on our e-commerce platform, as well as through our mobile applications and our lift ticket windows. We promote our Resorts using guest-centric omni-channel marketing campaigns leveraging email, direct mail, promotional programs, digital marketing (including social, influencer, search and display) and traditional media advertising where appropriate (e.g. targeted print, TV and radio). We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our Resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g. lift access, lodging, ski and ride school, rentals, etc.) for their visits. We also enter into strategic alliances with companies to enhance the guest experience at our Resorts, as well as to create opportunities for cross-marketing.
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

Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America and Europe generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, mountain coasters, ziplines, golf (primarily included in the operations of the Lodging segment) and our Epic Discovery program. These activities also help attract destination conference and group business to our Resorts in our off-season. In addition, the operating results of our Australian Resorts, where the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.
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
Sustainability & Social Responsibility
Sustainability remains a core philosophy for us. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. Our corporate sustainability and social responsibility department is comprised of four key pillars: Sustainability, Community Support, Employee Foundation, and Access to Snowsports. Our core values fuel our commitment to protecting the environments in which we operate; investing in our employees; supporting our communities; and growing participation in skiing and snowboarding. The environment is our business, and we focus on climate change mitigation and adaptation, resource conservation and building stronger local communities through contributions to local non-profit organizations. Vail Resorts launched Commitment to Zero in 2017, our bold goal to reach a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by finding operational energy efficiencies, investing in renewable energy and investing in offsets and other emissions reduction projects, (ii) zero waste to landfill and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre permanently impacted by our new and expanded operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 400 global and influential businesses committed to 100% renewable electricity. As a result of our community conversation climate series, a forward-thinking initiative to strengthen community resilience and sustainability, we were awarded the National Ski Area Association’s (“NSAA”) Golden Eagle Award for Innovation in Sustainability at the 2025 NSAA annual conference. During Fiscal 2025, we continued to make progress toward our Commitment to Zero goals by reducing emissions through energy management and renewable electricity procurement, reducing waste to landfill through our robust compost and recycling programs, and restoring 100% of the forest acres permanently impacted by our operations in calendar year 2024.
Through direct EpicPromise grants and contributions from our $1 guest donation program, we partnered with several local environmental organizations to fund environmental stewardship projects, including the National Forest Foundation, the Tahoe Fund, Grand Teton National Park Foundation, Mountain Trails Foundation in Park City and the EnviroFund at Whistler Blackcomb. We also continue to encourage our employees to help protect the environment and support their local community by volunteering with various local organizations. Vail Resorts was recognized by Newsweek as one of the “Most Trustworthy Companies in America” in 2025, 2024 and 2023, which we believe reflects our focus on building customer, investor, and employee trust through listening, learning and adapting to the needs of our team members and guests, while remaining responsible stewards through our industry-leading sustainability efforts.
For Fiscal 2025, our focus for the EpicPromise community impact grant program focused on larger grants in key communities to support housing and childcare. In addition, support continues to be given for food security, equal access to education and other basic needs and services. In the fourth year of our Epic for Everyone - Youth Access in partnership with the Katz Amsterdam Foundation, we hosted nearly 2,600 metro youth to attend a 5-day snowsports program. We also continued our legacy access program focused on mountain resort communities, in total hosting more than 12,000 youth participating in multi-day programs focused on mentorship, leadership and the beneficial impact of outdoor time on mental health. Finally, our EpicPromise Employee Foundation (the “Foundation”), which was established in 2015, is a charitable foundation funded by annual contributions from the Company, its employees and its guests. The Foundation supports Vail Resorts’ employees and their families via grants for emergency relief and scholarships. Annually more than $1.0 million in grants and scholarships are provided to help employees in times of need or to pursue educational opportunities. For more information on EpicPromise programs - community engagement, access to snowsports and the Foundation - visit www.vailresorts.com. Information on our websites does not constitute part of this document.

Human Capital Management
At Vail Resorts, our talent philosophy is designed to enable us to fully achieve our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on attracting, developing and retaining the best talent and building the best teams around them. Our human capital strategy focuses on creating an inclusive workplace culture that enables all employees to reach their full potential through merit-based advancement opportunities, comprehensive development programs, and fair employment practices. At fiscal year end, we employed approximately 6,800 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons in Fiscal 2025, we employed approximately 39,800 seasonal employees. In addition, we employed approximately 280 year-round employees and 150 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.
The Vail Resorts talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging, retaining and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Over the past several years, ongoing investments in frontline talent have driven strong staffing levels, with high engagement and season-to-season return rates, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. These investments included: (i) competitive wages and benefits for all of our hourly employees, including seasonal frontline staff; (ii) investments in our human resource systems and processes to support full staffing and deliver enhanced employee experience; (iii) investments in differentiated frontline training and leadership development programming; (iv) investments in mental health and wellness programming, made available to all employees, even if they are not enrolled in an employer-sponsored healthcare plan, which includes free mental health therapy sessions; and (v) investments in unique employee benefits, including ski passes for employees and dependents, complementary ski/ride coupons and a 40% discount for retail and rental gear. Collectively, we believe these investments helped attract top frontline talent from the external market and drove strong frontline retention and return rates.
To ensure we are building high performing teams, we encourage every employee at every level within the Company to continuously grow their leadership by participating in ongoing events that build leadership capability and drive aligned leadership expectations to enable business outcomes. We offer a broad range of professionally designed development programs, including tailored development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline, as well as programs for our seasonal, frontline talent, designed to ensure we deliver a differentiated guest experience through service-based leadership. We also leverage a quarterly continuous listening survey to measure and understand the key drivers of sustainable engagement among our employees, make timely adjustments to maintain strong alignment, and to care for the needs of our employees. We reinforce the principles of these programs through in-resort frontline recognition programs and manager-led career development conversations for frontline staff.
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
We engage our team members by fostering a supportive, values-based culture and workplace. We believe our culture is core to driving and sustaining future growth for the Company.
Our “Be Inclusive” core value is foundational to the business imperative of driving and sustaining future growth and means that we expect everyone at our Company to be welcoming to others, including all backgrounds, races, gender identities, sexual orientations, abilities and other differences. Our “Elevate” leadership competency further focuses all our leaders to be self-aware of their own behavior so they can foster environments where everyone can thrive.
We are also committed to providing our employees with an Experience of a Lifetime. We have a holistic set of total rewards programs designed to support all aspects of that experience for all, and we strive for competitiveness against the external market for talent. In addition, we conduct regular pay equity audits and make adjustments as needed.
Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment and discrimination and we require our full-time, year-round employees, as well as certain seasonal employees, to complete annual training as part of our Code of Conduct. This annual requirement includes training on a variety of topics, such as ethical leadership, financial integrity, information security/data privacy, and anti-harassment. In Fiscal 2025, the training was completed by 93% of this employee base.

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
Employee Housing
While identifying and securing affordable housing options is challenging in some of the communities in which we operate, providing frontline employees affordable housing in our resort communities is a critical aspect of the employee value proposition. For the 2025/2026 North American ski season, we expect to serve approximately 5,900 frontline team members with affordable housing across our Resorts, as well as an additional 1,300 team members at GTLC for the 2026 summer season.
Resource Efficiency Transformation
Over the past decade, Vail Resorts has undergone rapid expansion, growing from 10 to 42 owned and operated mountain resorts. This growth has more than doubled the size of our workforce and enabled the company to capture initial acquisition synergies across corporate support functions and technology integration. With a unified enterprise-wide technology ecosystem and robust data and analytics capabilities, we believe we are well positioned to drive transformation at scale.
To support this evolution, in September 2024 launched a two-year Resource Efficiency Transformation Plan designed to enhance organizational effectiveness and deliver operating leverage as we expand globally (the “resource efficiency transformation plan”). By the end of fiscal year 2026, the resource efficiency transformation plan is expected to generate $100 million in annualized cost efficiencies.
This transformation is a natural progression for our company. It builds on our success and positions us for sustainable growth while remaining anchored in our Mission: to create an Experience of a Lifetime for both employees and guests.
The plan is structured around three strategic pillars:
•Scaled Operations: With 42 resorts and extensive hospitality, retail, and rental operations, we are now positioned to capture operational synergies. By launching new tools and support systems, we are streamlining operations, reducing administrative burden on frontline managers, and sharpening our focus on the guest experience.
•Global Shared Services: We consolidated internal business services and call centers into global shared services. This outsourced model supports our North American operations and provides a scalable foundation for future global expansion.
•Expanded Workforce Management: Following the successful implementation of workforce management technology across North American resorts, we are expanding its use. This includes adding new lines of business and functionality to optimize labor allocation based on guest demand. The system also enhances visibility and access for frontline employees, enabling cross-training and shift flexibility across the resort network.
The resource efficiency transformation plan also includes position eliminations representing less than 2% of our total workforce over the course of fiscal years 2025 and 2026. These eliminations represent 14% of corporate roles and less than 1% of operational roles (with only a 0.2% impact on frontline positions). We recognize the significance of these changes and remain deeply grateful for the contributions of our team members. Impacted employees are supported by leaders across the company and have the opportunity to apply for open roles.
Beyond this two-year initiative, resource efficiency will remain a core focus as we continue to grow.
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
The NPW Act requires the Kosciuszko National Park to be managed in accordance with the principles specified in that legislation, including the provision for sustainable visitor or tourist use and enjoyment that is compatible with the conservation of the national park’s natural and cultural values. The legislation also authorizes the Minister for the Environment and the Minister for Heritage (the “Minister”) to grant leases and licenses of land within the Kosciuszko National Park for various purposes, including for purposes related to sustainable visitor or tourist use and enjoyment. Under this power, the Minister has granted to Perisher a lease and a license of specified land within the Kosciusko National Park until June 30, 2048, with an option to renew for an additional period of 20 years. The Minister has also granted Perisher a lease of the parking lot at Perisher Valley that expires on December 31, 2025. Subject to certain conditions being met, the lease for the Perisher Valley parking lot is expected to be extended until June 30, 2048, with an option to renew for a further 20 years. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments based on a percentage of certain gross revenue, remittance of park user fees and certain other charges, also subject to periodic increases over the term.
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
Crans-Montana - acquired by the Company on May 2, 2024, Crans-Montana is located in the Valais canton of Switzerland. The acquired operations include: an approximate 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA (“CMA”), which controls and operates all the resort’s lifts and supporting mountain operations, including four retail and rental locations; full ownership of SportLife AG, which operates one of the ski schools located at the resort; and full ownership of 11 restaurants located on and around the mountain (operated by Crans-Montana Food and Beverage SA, or “CMFB”).
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
Concession Agreements
National Park Concessioner Properties
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession agreement with the NPS. Our concession agreement with the NPS for GTLC, which had an initial term expiration date of December 31, 2021, was amended in June 2021 to extend the term to December 31, 2023. Additionally, in November 2023 and 2024, we agreed to an amendment to the agreement extending the term until December 31, 2024 and December 31, 2025, respectively. The NPS has released a contract solicitation for the services offered by GTLC, and we intend to timely submit a bid on behalf of the Company. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2026 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2025. We pay a fee to the NPS of a percentage of the majority of our sales occurring in Grand Teton National Park.
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
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Economic conditions in North America, Europe and parts of the rest of the world, including inflationary pressures, elevated interest rates, supply chain disruption, tariff and trade disputes, fluctuating commodity pricing, geopolitical conflicts and uncertainties, increased labor costs and shortages, increased fuel prices, high unemployment, erosion of consumer confidence, health pandemics, sovereign debt issues and financial instability in the global markets, among other factors, could have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience changes in booking trends including guest reservations made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, which are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to inflation, geopolitical conflicts or uncertainties, health pandemics or other factors, it could impact the volume of international visitation, which could have a significant impact on our operating results.

We may be adversely impacted by the effects of high or prolonged inflation and elevated interest rates.
Inflation increases the cost of goods we purchase and services we buy, the cost of capital projects and wages and benefits for our workforce. Although we may take measures to mitigate the impact of inflation through pricing actions or cost reduction measures, if we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. As a result, the impact of high and prolonged inflation could have a material adverse effect on our business, financial condition, or results of operations. Inflationary pressures also increase the cost of living and cost of travel, which decreases consumers’ disposable income and could impact our guests’ discretionary spending habits or willingness to visit our Resorts, which could reduce customer demand for the products and services that we offer and negatively impact our financial condition or our results of operations. In addition, the existence of inflation in certain economies has resulted in, and may continue to result in, elevated interest rates. For example, while the U.S. Federal Reserve cut the federal funds rate three times in 2024 by a total of 100 basis points, the U.S. Federal Reserve held rates steady following their January 2025 meeting. As a result, it remains to be seen whether interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Our business could be adversely impacted by increases in the cost of borrowing from elevated interest rates. Elevated interest rates increase the borrowing costs on new debt, including debt we may refinance, as well as any existing variable rate indebtedness, and could affect the fair value of our investments.

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

There has been a rise in the number of sophisticated cyberattacks on network and information systems, including ransomware attacks that prevent the target from accessing its own data and/or systems until a ransom is paid. The rapid evolution and increased adoption of artificial intelligence technologies have also intensified cybersecurity risks. As a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which have been material. We have taken, and continue to take, steps to address these concerns by implementing various cybersecurity risk management strategies, initiatives, and internal controls, with the goal of enhancing cybersecurity. However, there can be no assurance that our internal controls or cybersecurity risk management practices will be effective, and that a system interruption, security breach or unauthorized access will not occur. Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. In addition, despite our efforts to proactively institute cybersecurity defense mechanisms, such as regular cybersecurity tabletop exercises, control gap analyses, threat modeling, impact analyses, internal and external cybersecurity audits, vulnerability scans, penetration tests, third party analyses, and other cybersecurity threat defense strategies, such strategies may ultimately prove ineffective, as they are, by their nature, largely reactive, and cybersecurity threats are constantly evolving as threat actors become more sophisticated. For additional information regarding our cybersecurity processes, policies and programs, refer to Item 1C. “Cybersecurity.” Cyber threats and attacks can have cascading impacts across networks, systems and operations. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

Failure to maintain the integrity and security of our internal, employee or guest data could result in damages to our reputation and subject us to costs, fines or lawsuits.
Our business relies on the use of large volumes of data. We collect and retain guest data, including sensitive personal information, for various business purposes, such as processing transactions, marketing and other promotional purposes. While we handle payment information to complete transactions, we do not store credit card numbers, ensuring sensitive data remains secure through our payment processors. We also maintain personal information about our employees. We could make faulty decisions if data is inaccurate or incomplete. Maintaining the integrity and security of data can be costly and is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data held by us or our service providers could adversely impact our reputation, and could result in significant remedial and other expenses, fines, and/or litigation.

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American and European Resorts is from mid-December to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2025, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2025 accounted for approximately 65% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is primarily recognized in the second and third fiscal quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines in such fiscal year due to the seasonality of our business. Operating results for any quarter are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski resort and lodging industries are highly competitive. There are approximately 780 ski areas in North America, including approximately 490 in the U.S. that serve local and destination guests, and these ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
The cost structure of our mountain Resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees and other resort related fees, credit card fees, retail/rental cost of sales, labor, and resort, dining and ski school operations. Any material declines in the economy, elevated geopolitical uncertainties and/or significant changes in historical snowfall patterns, as well as other risk factors discussed herein, could adversely affect revenue. As such, our margins, profits and cash flows may be materially reduced due to declines in revenue given our relatively high fixed cost structure. In addition, although inflation has shown recent signs of moderation in the U.S., it has remained persistent in the U.S. and globally in recent years due in part to global supply chain issues, the Ukraine-Russia war, escalating conflicts in the Middle East, elevated energy prices and strong consumer demand, among other factors. Increases in expenses as a result of this inflationary environment and other economic factors may adversely impact wages and other labor costs, energy, healthcare, insurance, transportation and fuel, cost of goods, property taxes, minimum lease payments and other expenses and operating costs included in our fixed cost structure, which may also reduce our margin, profits and cash flows.

We may not be able to fund resort capital expenditures, accurately identify the need for, or anticipate the timing of certain capital expenditures, which may adversely impact our business.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where and when capital will need to be expended in a given fiscal year and capital expenditures can increase due to circumstances beyond our control, including due to the impact of tariff and trade disputes. We currently anticipate that we will spend approximately $198 million to $203 million on capital projects in calendar year 2025.

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
Our U.S. Resort operations require permits and approvals from certain federal, state and local authorities, including the Forest Service, U.S. Army Corps of Engineers, the States of Vermont, New Hampshire and Pennsylvania and the NPS. Virtually all of our ski trails and related activities, including our summer activities, at Vail Mountain, Breckenridge, Keystone, Crested Butte, Stevens Pass, Heavenly, Kirkwood, Mount Snow, Wildcat, a majority of Beaver Creek and portions of Attitash are located on National Forest System lands. The Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational matters, as well as the location, design and construction of improvements in these areas. The expiration dates for our permits are set forth in the Business section of this Form 10-K under the heading “Contracts with Governmental Authorities for Resort Operations”.

The Forest Service can terminate these permits if it determines that such termination is required in the public interest. A termination of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new development, we must apply for and obtain permits and other approvals from the Forest Service. These efforts, if unsuccessful, could impact some of our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest System lands.

Stowe and Okemo are partially located on land we lease from the State of Vermont, Mount Sunapee is located on land we lease from the State of New Hampshire and Laurel Mountain is located on land we lease from the State of Pennsylvania. We are required to seek approval from such states for certain developments and improvements made to these resorts. Certain other resorts are operated on land under long-term leases with third parties. For example, operations at our Northstar, Park City, Mad River Mountain Resorts and Paoli Peaks are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for certain improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and allows for three 10-year renewal options. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063. Following the initial lease term expiration, we have six 50-year renewal options. Additionally, GTLC and Flagg Ranch are operated under concession agreements with the NPS that expire on December 31, 2025 and October 31, 2028, respectively. The NPS has released a contract solicitation for the services offered by GTLC, and we intend to timely submit a bid on behalf of the Company. We currently expect that our existing agreement will be extended for an additional one year through December 31, 2026 due to the time needed for solicitation, preparation, review and award of a new contract. We expect the NPS to confirm this extension in the fall of 2025. There is no guarantee that at the end of the lease, license, concession or other agreement under which we operate our Resorts, the agreement will be renewed, if desired, or that we will be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate entirely or partially on privately-owned land are subject to local land use regulation and oversight by state, county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

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
To create organizational effectiveness and scale for operating leverage as we grow globally, we announced a multi-year resource efficiency transformation plan to achieve $100 million in annualized savings by the end of Fiscal 2026. Our ability to realize anticipated benefits from these plans is subject to many estimates and assumptions, including business, economic and competitive uncertainties and contingencies, and accordingly there can be no assurance that the anticipated savings, operating efficiencies or other benefits will be achieved, within the anticipated timeframes or at all, or that they will not be significantly and materially less than anticipated.

We are subject to extensive environmental and health and safety laws and regulations in the ordinary course of business.
Our operations are subject to a variety of federal, state, local and foreign environmental laws and regulations including those relating to air emissions, discharges to water, storage, treatment and disposal of wastes and other liquids, land use, remediation of contaminated sites, protection of natural resources such as wetlands and sustainable visitor or tourist use and enjoyment. For example, future expansions of certain of our mountain facilities must comply with applicable forest plans approved under the National Forest Management Act, federal, state and foreign wildlife protection laws or local zoning requirements, and in Vermont, our operations must comply with Act 250, which regulates the impacts of development to, among other things, waterways, air, wildlife and earth resources, and any projects must be completed pursuant to a Master Plan. In addition, most projects to improve, upgrade or expand our ski areas are subject to environmental review under the NEPA, FRPA, Act 250, the CEQA, the Australian NPW Act, the Australian EPA Act or the Australian EP Act, the Swiss Environmental Protection Act, the Swiss Waters Protection Act, the Swiss Act on the Protection of Nature and Cultural Heritage, the Swiss Forest Act, the Swiss Act on Hunting and the Protection of Wild Mammals and Birds, and the Swiss Spatial Planning Act, as applicable. Our ski area improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project. From time to time our operations are subject to inspections by environmental regulators or other regulatory agencies. We are also subject to worker health and safety requirements as well as various state and local public health laws, rules, regulations and orders. We believe our operations are in substantial compliance with applicable material environmental, health and safety requirements. However, our efforts to comply do not eliminate the risk that we may be held liable, incur fines or be subject to claims for damages, and that the amount of any liability, fines, damages or remediation costs may be material for, among other things, the presence or release of regulated materials at, on or emanating from properties we now or formerly owned or operated, newly discovered environmental impacts or contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

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
Changes in immigration laws, including changes to the manner in which the laws and regulations are interpreted or enforced, could also impact our workforce because we typically recruit and hire foreign nationals as part of our seasonal workforce. A shortage of international workers, failure to adequately recruit and retain new domestic employees, higher than expected attrition levels, or increased wages all could affect our ability to open and operate parts of our Resorts, deliver guest service at traditional margins or achieve our labor cost objectives.
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
From time to time, we have experienced non-union employees attempting to unionize. While only a very small portion of our employees are unionized at present, we have and may again experience additional union activity in the future, which could lead to disruptions in our business, increases in our operating costs and/or constraints on our operating flexibility. These potential labor impacts could adversely impact our results of operations. For additional details, see “Business—Human Capital Management.”
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

In addition, the quality and reputation of our brands is dependent on our marketing strategies and execution. The continuously changing marketing environment, guest behavior and advertising technologies require that we regularly reassess and adapt our communication approaches and marketing techniques. If we fail to adequately keep pace with these changes, or if we fail to effectively execute our marketing strategies, we may be unable to maintain strong brand awareness and reputation, which may ultimately impact our results of operations.

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our sustainability practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, guest attraction, access to capital and employee recruitment and retention.
Companies across all industries are facing scrutiny related to their sustainability practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on sustainability practices and have placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. We have launched numerous sustainability initiatives in recent years, including commitments to achieve various sustainability targets.

Our ability to achieve any sustainability objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the evolving regulatory requirements affecting sustainability practices;
•the availability of suppliers that can meet sustainability, and other corporate responsibility standards that we may set; and
•our ability to recruit, develop and retain diverse talent in our labor markets.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure, or fail to achieve our sustainability targets or complete previously announced sustainability initiatives, or otherwise fail to meet the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital, and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital, and employee retention.

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
•diversion of financial and operational resources from enhancing our existing business operations and assets;
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

In addition, the Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals and have enacted legislation to implement the core elements of the Pillar Two model rules. We are continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of these legislative changes could impact our effective tax rate and tax liabilities. Given the numerous proposed tax law changes and the uncertainty regarding such proposed legislative changes, the impact of Pillar Two cannot be determined at this time.

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
We have generally paid quarterly dividends since fiscal 2011 (with the exception of several quarters in Fiscal 2020 and Fiscal 2021 to maintain short-term liquidity in response to the COVID-19 pandemic), which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors (the “Board”), and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. In addition, our Board may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may in fact depreciate in value. On September 26, 2025, our Board approved a cash dividend of $2.22 per share payable on October 27, 2025 to stockholders of record as of October 9, 2025.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2025, we had $3.2 billion in total indebtedness outstanding. This amount includes (i) $910.5 million of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement that matures in 2029, (ii) $600.0 million aggregate principal amount of our unsecured senior notes due 2032 (the “6.50% Notes”), (iii) $525.0 million in aggregate principal amount of 0.0% convertible notes due 2026 (the “0.0% Convertible Notes”), (iv) $500 million in aggregate principal amount of our unsecured senior notes due 2030 (the “5.625% Notes”), and (v) $374.9 million with respect to our obligation associated with the Canyons long-term lease, (vi) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR”), as amended (collectively, the “EPR Agreements”), (vii) $52.6 million with respect to our obligations associated with outstanding debt of certain employee housing entities, (viii) $37.1 million with respect to the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden (the “NRP Loan”), and (xi) $27.4 million with respect to our obligations associated with Whistler Blackcomb employee housing leases. We also have a credit agreement at Whistler Blackcomb that matures in 2028 (the “Whistler Credit Agreement”), which had no amounts outstanding as of July 31, 2025. Collectively, the Vail Holdings Credit Agreement, the Whistler Credit Agreement, the EPR Agreements and the NRP Loan are referred to herein as the “Credit Agreements,” and such facilities, the “Credit Facilities.” Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes substantially increasing our risk to changes in interest rates. Under the Vail Holdings Credit Agreement, borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at a rate of SOFR plus 1.60%. As of July 31, 2025 we also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $342.6 million over the term of the leases. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, it could:

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

Furthermore, our debt under our Credit Facilities bears interest at variable rates, which may be impacted by potential future changes in interest rates due to reference rate reform. We may be able to incur additional indebtedness in the future. The terms of our Credit Facilities, the 5.625% Notes, the 0.0% Convertible Notes and the 6.50% Notes do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.
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

The indentures governing the 5.625% Notes and the 6.50% Notes contains a number of significant restrictions and covenants that limit our ability to:
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
On March 9, 2006, the Company’s Board approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024, and June 4, 2025 the Company’s Board increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. Since inception of this stock repurchase program through July 31, 2025, the Company has repurchased 11,060,183 shares at a cost of approximately $1,399.4 million, excluding accrued excise tax. As of July 31, 2025, 1,539,817 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date.
Although our Board has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, our liquidity and capital resources, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could reduce our available liquidity, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, the Internal Revenue Service recently implemented a nondeductible excise tax equal to 1% of the fair market value of certain corporate share repurchases. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

We use many methods, estimates and judgments in applying our accounting policies (see “Critical Accounting Policies” in Item 7 of this Form 10-K), including in connection with acquisitions. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

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
Our Vice President of Information Security has served in various roles in information technology and information security for over 27 years, including as Vice President of Information Security for large public companies. In addition, our Vice President of Information Security has previously held roles including Vice President of Information Security and Technology, Senior Director Information Technology, Director IT Security and Compliance, and Senior IT Audit Manager. Our Vice President of Information Security has earned several certifications including CISSP, CISA, CISSM, and PCI-ISA. Our Vice President of Information Security holds a B.S. in Management Information Systems from Iowa State University and an MBA from Auburn University.
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

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Andermatt Ski Resort, Switzerland	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements, and dining facilities
Andermatt Ski Resort, Switzerland	Leased	Ski resort operations, including buildings, commercial space, parking and other improvements, dining facilities and employee housing
Andermatt Ski Resort, Switzerland	Easement	Ski resort operations, including third party land use rights, and dining facilities
Andermatt Ski Resort, Switzerland	Concession contract	Ski resort operations, including third party land use rights
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements

Location	Ownership	Use
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concession contract	Lodging and dining facilities
Crans-Montana Mountain Resort, Switzerland	84% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Crans-Montana Mountain Resort, Switzerland	Owned	Ski resort operations, including ski school and dining operations
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concession contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concession contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concession contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Laurel Mountain, PA	Leased	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings and other improvements

Location	Ownership	Use
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Snow, VT (894 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mount Sunapee Resort, NH (850 acres)	Owned/Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mt. Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Mt. Mansfield, VT (1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seven Springs Resort, PA	Owned	Ski trails, ski lifts, dining facilities, commercial space, lodging, property management, conference facilities and other improvements
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, Inc. (“VRR”) Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 240 rental and retail stores (of which approximately 85 stores are currently held under lease) for recreational products, 7 leased warehouses and 16 My Epic Gear member services locations.
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities

Location	Ownership	Use
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH (953 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 24, 2025, 35,884,970 shares of common stock were outstanding, held by approximately 228 holders of record.
Dividend Policy
In fiscal 2011, our Board approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration, which has typically been increased on an annual basis. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. On September 26, 2025, our Board of Directors approved a cash dividend of $2.22 per share payable on October 27, 2025 to stockholders of record as of October 9, 2025. We expect to fund the dividend with available cash on hand.
Repurchase of Equity Securities
The following table sets forth our purchases of shares of our common stock during the fourth quarter of our fiscal year ended July 31, 2025 (“Fiscal 2025”):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2025 - May 31, 2025	—	$—	—	2,826,437
June 1, 2025 - June 30, 2025	1,286,620	$155.45	1,286,620	1,539,817
July 1, 2025 - July 31, 2025	—	$—	—	1,539,817
Total	1,286,620	$155.45	1,286,620	1,539,817
(1)     Average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.
(2)     The share repurchase program is conducted under authorizations made from time to time by our Board. The Board initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), 1,100,000 (September 25, 2024) and 1,500,000 (June 4, 2025), for a total authorization to repurchase up to 12,600,000 Vail Shares. From inception of this stock repurchase program through July 31, 2025, the Company has repurchased 11,060,183 shares at a cost of approximately $1,399.4 million, excluding excise tax. As of July 31, 2025, 1,539,817 shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2021 through the end of Fiscal 2025. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

	As of July 31,
	2020	2021	2022	2023	2024	2025
Vail Resorts, Inc.	$100.00	$116.51	$92.40	$94.94	$76.48	$63.46
Russell 2000	$100.00	$138.48	$118.64	$127.97	$146.17	$146.16
Standard & Poor’s 500	$100.00	$164.90	$157.22	$177.64	$216.97	$225.56
Dow Jones U.S. Travel and Leisure	$100.00	$129.66	$105.59	$138.95	$144.40	$153.50
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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 89%, 11% and 0%, respectively, of our net revenue for Fiscal 2025.

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

Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 57%, 57% and 56% of Mountain segment net revenue for Fiscal 2025, the fiscal year ended July 31, 2024 (“Fiscal 2024”) and the fiscal year ended July 31, 2023 (“Fiscal 2023”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2024/2025 North American ski seasons, Destination guests comprised approximately 56% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 44%. For both the 2023/2024 and 2022/2023 North American ski seasons, Destination guests comprised approximately 57% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 43%. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging at or around our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who want to purchase access for a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2025/2026 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Sölden, Saalbach and Zell am See-Kaprum, Mayrhofen and Hintertux and Silvretta Montafon in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in our Consolidated Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). Approximately 65%, 65% and 61% of total lift revenue was derived from pass revenue for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 66%, 68% and 71% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•The Company achieved 2% growth in Resort Reported EBITDA despite total skier visits declining 3% across our North American destination mountain resorts and regional ski areas versus the prior year. Visitation reflects the benefit of improved conditions in the second quarter relative to the prior year, offset by the expected decline in visitation from selling fewer pass units for the 2024/2025 North American ski season. For the full year, Resort net revenue increased 3% driven by a 4% increase in season pass revenue and increased ancillary spend per guest across our ski school and dining businesses. Resort Reported EBITDA for fiscal 2025 also reflects strong cost discipline, including $37 million of savings from the resource efficiency transformation plan before one-time costs. The Company’s full year Resort Reported EBITDA growth is partially offset by $14 million of increased costs from company-wide performance-based management incentive plan expense that was not earned in the prior year, $15 million of one-time costs related to the two-year resource efficiency transformation plan, $8 million of one-time costs related to the Company’s previously announced CEO transition, and $5 million unfavorable EBITDA impact from changes in foreign exchange rates.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2025, we began our season pass sales program for the 2025/2026 North American ski season. Pass product sales through September 19, 2025 for the upcoming 2025/2026 North American ski season decreased approximately 3% in units and increased approximately 1% in sales dollars as compared to the period in the prior year through September 20, 2024. Pass sales dollars are benefiting from 7% price increase relative to the 2024/2025 season, partially offset by the mix impact from the relative performance of Epic Day Pass products compared to Core Epic Pass products. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.72 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2025 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2025/2026 North American ski season.

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

•As of July 31, 2025, we had $440.3 million of cash and cash equivalents, as well as $507.9 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $600.0 million less certain letters of credit outstanding of $92.1 million. We also have $275.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement, which will remain available to draw on at any time until January 27, 2026. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2025, we had C$296.6 million ($214.1 million) available under the revolver component of the Whistler Credit Agreement which represents the total commitment of C$300.0 million ($216.5 million) less letters of credit outstanding of C$3.4 million ($2.4 million). On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total commitment from C$300.0 million to C$250.0 million. We believe that our existing cash and cash equivalents, availability under our credit agreements and the continued positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.
Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2025, Fiscal 2024 and Fiscal 2023 (in thousands):

	Year ended July 31,
	2025	2024	2023
Net income attributable to Vail Resorts, Inc.	$280,004	$231,105	$265,825
Income before provision for income taxes	$402,397	$339,755	$370,416
Mountain Reported EBITDA	$821,341	$802,072	$822,570
Lodging Reported EBITDA	22,795	23,018	12,267
Resort Reported EBITDA	$844,136	$825,090	$834,837
Real Estate Reported EBITDA	18,626	1,475	(1,728)
Total Reported EBITDA	$862,762	$826,565	$833,109

A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024), prospectively from the date of acquisition. In addition, the following discussion has been adjusted to reflect our revision of previously issued consolidated financial statements to correct for prior period misstatements, which we concluded did not, either individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. Further information regarding the revision is included in Note 2 “Summary of Significant Accounting Policies” and Note 16 “Revision of Previously Issued Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements contained in this Form 10-K.

The sections titled “Fiscal 2025 compared to Fiscal 2024” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2025 to Fiscal 2024, unless otherwise noted. Discussion of our financial results for Fiscal 2024 compared to Fiscal 2023 can be found in our Annual Report on Form 10-K for Fiscal 2024, which was filed on September 26, 2024.

Mountain Segment
Mountain segment operating results for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented by category as follows (in thousands, except effective ticket price (“ETP)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2025	2024	2023	2025/2024	2024/2023
Mountain net revenue:
Lift	$1,503,187	$1,442,784	$1,420,900	4.2%	1.5%
Ski school	309,863	304,548	287,275	1.7%	6.0%
Dining	240,900	227,572	224,642	5.9%	1.3%
Retail/rental	302,450	317,196	361,484	(4.6)%	(12.3)%
Other	273,473	252,270	246,605	8.4%	2.3%
Total Mountain net revenue	2,629,873	2,544,370	2,540,906	3.4%	0.1%

Mountain operating expense:
Labor and labor-related benefits	760,955	731,153	744,613	4.1%	(1.8)%
Retail cost of sales	97,289	107,093	118,717	(9.2)%	(9.8)%
Resort related fees	111,830	110,113	104,797	1.6%	5.1%
General and administrative	373,404	350,788	325,903	6.4%	7.6%
Other	468,973	444,204	424,911	5.6%	4.5%
Total Mountain operating expense	1,812,451	1,743,351	1,718,941	4.0%	1.4%
Mountain equity investment income, net	3,919	1,053	605	272.2%	74.0%
Mountain Reported EBITDA	$821,341	$802,072	$822,570	2.4%	(2.5)%
Total skier visits	17,665	17,564	19,410	0.6%	(9.5)%
ETP	$85.09	$82.14	$73.20	3.6%	12.2%

Mountain Reported EBITDA includes $29.6 million, $23.2 million and $21.2 million of stock-based compensation expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Fiscal 2025 compared to Fiscal 2024
Mountain Reported EBITDA increased $19.3 million, or 2.4%, primarily driven by an increase in pass product pricing for the 2024/2025 North American ski season compared to the prior year. Additionally, Mountain Reported EBITDA increased from improved conditions at our Eastern U.S. Resorts (comprising the Midwest, Mid-Atlantic and Northeast) and improved early season conditions at our western North American Resorts, many of which experienced delayed openings and reduced terrain offerings in the prior year. These improved conditions drove an increase in skier visitation throughout the early season and up through the holiday period, including non-pass visitation, which also benefited other ancillary lines of business during the first half of the 2024/2025 North American ski season. Additionally, Mountain Reported EBITDA increased as a result of an increase in results from summer operations at our North American resorts. These increases were partially offset by a decline from our Australian operations compared to the prior year, which experienced weather-related challenges that impacted terrain and resulted in early closures, as well as increased variable expenses associated with increased revenue and increased general and administrative expense, including increased costs from one-time expenses associated with the previously announced CEO transition ($6.8 million) and company-wide performance-based variable compensation expense that was not earned in the prior year ($6.3 million). Mountain segment results for the year ended July 31, 2025 also includes the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $14.9 million and one-time operating expenses attributable to our previously announced CEO transition of $6.8 million. Additionally, Mountain segment results include the impact of acquisition and integration related expenses of $1.2 million and $8.0 million for the year ended July 31, 2025 and 2024, respectively.

Lift revenue increased $60.4 million, or 4.2%, due to increases in both pass revenue and non-pass revenue. Pass product revenue increased 4.2%, which was primarily driven by an increase in pass product pricing for the 2024/2025 North American ski season compared to the prior year. Additionally, non-pass revenue increased 4.2% primarily as a result of an increase in non-pass ETP (excluding Crans-Montana) of 5.1%, and incremental non-pass revenue from Crans-Montana of $15.4 million, partially offset by a reduction in non-pass visitation (excluding Crans-Montana). Total non-pass ETP, including the impact of Crans-Montana, increased 1.5%.

Ski school revenue increased $5.3 million, or 1.7%, driven by increased lesson pricing, partially offset by decreased North American and Australian skier visitation. Dining revenue increased $13.3 million, or 5.9%, driven by incremental revenue from Crans-Montana of $7.8 million and increased guest spend per visit, partially offset by decreased North American and Australian skier visitation. Retail/rental revenue decreased $14.7 million, or 4.6%, driven by a decrease in retail revenue of $11.7 million, or 6.4%, due to lower sales at our on-mountain retail locations driven by decreased skier visitation. Additionally, rental revenue decreased $3.0 million, or 2.2%, primarily driven by decreased Destination skier visitation, as these guests typically utilize more ancillary services.

Other revenue mainly consists of revenue stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue increased $21.2 million or 8.4%, primarily driven by an increase in on-mountain summer activities and sightseeing revenue from the impact of increased summer visitation at our North American resorts, as well as increased early season skier visitation at our North American resorts, which drove additional demand for ancillary services.

Operating expense increased $69.1 million or 4.0%, which was primarily attributable to increased variable expenses associated with increased revenue and incremental operating expenses from Crans-Montana ($29.3 million). Operating expense for the year ended July 31, 2025 also includes the impact of one-time expenses attributable to our resource efficiency transformation plan of $14.9 million and one-time expenses attributable to our previously announced CEO transition of $6.8 million. Additionally, operating expense includes the impact of acquisition and integration related expenses of $1.2 million and $8.0 million for the year ended July 31, 2025 and 2024, respectively.

Labor and labor-related benefits increased 4.1%, primarily due to the incremental expenses from Crans-Montana of $13.6 million, normal wage adjustments and an increase in labor expense to support increased North American operations, as well as increased variable compensation accruals of $6.1 million. Retail cost of sales decreased 9.2%, compared to a decrease in retail sales of 6.4%, reflecting increased margins driven by the mix of retail merchandise purchased by customers, including lower sales of discounted retail products compared to the prior year. Resort related fees increased 1.6% primarily as a result of an increase in revenues on which those fees are based. General and administrative expense increased 6.4%, primarily due to an increase in corporate overhead costs, including information technology, legal and marketing, as well as increased costs from one-time expenses associated with the previously announced CEO transition ($6.8 million) and company-wide performance-based variable compensation expense that was not earned in the prior year ($6.3 million). Other expense increased 5.6%, primarily due to one-time expenses attributable to our resource efficiency transformation plan ($14.9 million), as well as incremental expenses from Crans-Montana.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Lodging segment operating results for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2025	2024	2023	2025/2024	2024/2023
Lodging net revenue:
Owned hotel rooms	$88,184	$83,977	$80,117	5.0%	4.8%
Managed condominium rooms	81,525	86,199	96,785	(5.4)%	(10.9)%
Dining	66,374	63,255	62,445	4.9%	1.3%
Transportation	14,853	16,309	15,242	(8.9)%	7.0%
Golf	16,008	13,722	12,737	16.7%	7.7%
Other	52,805	56,368	55,816	(6.3)%	1.0%
Lodging net revenue (excluding payroll cost reimbursements)	319,749	319,830	323,142	—%	(1.0)%
Payroll cost reimbursements	14,290	16,287	17,251	(12.3)%	(5.6)%
Total Lodging net revenue	334,039	336,117	340,393	(0.6)%	(1.3)%
Lodging operating expense:
Labor and labor-related benefits	138,041	139,840	148,915	(1.3)%	(6.1)%
General and administrative	60,310	59,239	63,562	1.8%	(6.8)%
Other	98,603	97,733	98,398	0.9%	(0.7)%
Lodging operating expense (excluding reimbursed payroll costs)	296,954	296,812	310,875	—%	(4.5)%
Reimbursed payroll costs	14,290	16,287	17,251	(12.3)%	(5.6)%
Total Lodging operating expense	311,244	313,099	328,126	(0.6)%	(4.6)%
Lodging Reported EBITDA	$22,795	$23,018	$12,267	(1.0)%	87.6%

Owned hotel statistics:
ADR	$325.65	$317.65	$312.15	2.5%	1.8%
RevPar	$170.70	$161.82	$160.75	5.5%	0.7%
Managed condominium statistics:
ADR	$413.47	$424.13	$416.77	(2.5)%	1.8%
RevPar	$116.70	$118.91	$124.41	(1.9)%	(4.4)%
Owned hotel and managed condominium statistics (combined):
ADR	$376.95	$381.60	$378.62	(1.2)%	0.8%
RevPar	$131.55	$130.41	$133.48	0.9%	(2.3)%
Lodging Reported EBITDA includes $4.0 million, $3.3 million and $4.0 million of stock-based compensation expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
Fiscal 2025 compared to Fiscal 2024
Lodging Reported EBITDA decreased $0.2 million, or 1.0%, primarily driven by a net reduction in our inventory of available managed condominium rooms, as well as a decrease in Destination skier visitation during the 2024/2025 North American ski season, which decreased demand for lodging and other ancillary services proximate to our mountain resorts, partially offset by increased summer visitation at GTLC and our mountain resort properties as a result of favorable weather conditions.

Revenue from owned hotel rooms increased $4.2 million, or 5.0%, primarily due to increased visitation at GTLC driven by favorable weather conditions, which also drove an increase in ADR, as well as stronger demand for summer lodging at our North American resort properties. Revenue from managed condominium rooms decreased $4.7 million, or 5.4%, primarily due to lower ADR driven by lower peak-season holiday pricing compared to the prior year, as well as a net reduction in our inventory of available managed condominium rooms proximate to our mountain resorts. Dining revenue increased $3.1 million, or 4.9%, and golf revenue increased $2.3 million, or 16.7%, each primarily as a result of increased summer visitation at our North American mountain resort properties while transportation revenue decreased $1.5 million, or 8.9%, primarily as a result of decreased Destination visitation at our North American resorts during the 2024/2025 ski season. Other revenue decreased $3.6 million, or 6.3%, primarily as a result of a decrease in other ancillary revenues from the decrease in inventory and occupancy.
Labor and labor-related benefits decreased 1.3%, primarily due to strong cost control and workforce management, as well as lower use of contract labor. General and administrative expense increased $1.1 million, or 1.8%, primarily due to an increase in corporate overhead costs, including information technology, legal and marketing.
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
Real Estate segment operating results for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2025	2024	2023	2025/2024	2024/2023
Total Real Estate net revenue	$435	$4,704	$8,065	(90.8)%	(41.7)%
Real Estate operating expense:
Cost of sales	—	3,607	5,146	(100.0)%	(29.9)%
Other	6,213	5,907	5,489	5.2%	7.6%
Total Real Estate operating expense	6,213	9,514	10,635	(34.7)%	(10.5)%
Gain on sale of real property	24,404	6,285	842	288.3%	646.4%
Real Estate Reported EBITDA	$18,626	$1,475	$(1,728)	1,162.8%	185.4%

Fiscal 2025
During Fiscal 2025, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, for which we received proceeds of $17.6 million. We also recorded a gain on sale of real property for $8.5 million related to the sale of three real estate parcels in Breckenridge, Colorado for total consideration of $11.9 million, including $1.0 million net cash proceeds received at closing, for which one of these parcels was originally sold during the year ended July 31, 2022 but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore a portion of the proceeds were deferred for recognition until control was transferred which occurred during the third fiscal quarter of Fiscal 2025.
Other operating expense of $6.2 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

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
Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands).

	Year ended July 31,			Percentage Increase/(Decrease)
	2025	2024	2023	2025/2024	2024/2023
Depreciation and amortization	$(296,437)	$(279,073)	$(269,178)	6.2%	3.7%
Change in estimated fair value of contingent consideration	$(9,379)	$(47,957)	$(49,836)	(80.4)%	(3.8)%
Gain (loss) on disposal of fixed assets and other, net	$6,933	$(9,633)	$(9,070)	(172.0)%	6.2%
Interest expense, net	$(171,628)	$(164,599)	$(155,446)	4.3%	(5.9)%
Investment income and other, net	$10,126	$18,592	$23,744	(45.5)%	(21.7)%
Provision for income taxes	$(104,421)	$(92,776)	$(87,636)	12.6%	5.9%
Effective tax rate	(25.9)%	(27.3)%	(23.7)%	(1.4 pts)	3.6 pts
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2025 increased $17.4 million, compared to the prior year, primarily due to assets acquired in the acquisition of Crans-Montana and additional capital projects completed at our Resorts during the prior capital year.

Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for Fiscal 2025 decreased $38.6 million, compared to prior year, primarily related to an increase in the expected long-term Reported EBITDA performance for Park City in the prior year that resulted in an increase in the liability.

Gain (loss) on disposal of fixed assets and other, net. Gain (loss) on disposal of fixed assets and other, net for Fiscal 2025 included a gain on sale of real property for $6.8 million related to a land parcel in Vail in exchange for releasing a use restriction, as well as a net gain on sale of real property for $3.6 million related to the Hotham Airport sale. These gains were partially offset by losses on other annual disposals of fixed assets. Gain (loss) on disposal of fixed assets and other, net for Fiscal 2024 included losses on annual disposals of fixed assets.

Interest expense, net. Interest expense, net for Fiscal 2025 increased $7.0 million compared to the prior year, primarily due to the expiration of various interest rate swap agreements on September 23, 2024, which hedged the SOFR-based variable interest rate component of the Vail Holdings Credit Agreement in prior year.

Investment income and other, net. Investment income and other, net for Fiscal 2025 decreased $8.5 million compared to Fiscal 2024, primarily as a result of decreased average balances of interest-earning investments, as excess cash balances were utilized during Fiscal 2025 for share repurchases, as well as a decrease in interest rates.

Provision for income taxes. The effective tax rate for Fiscal 2025 was 25.9%, compared to 27.3% for Fiscal 2024. The decrease in the effective tax rate was primarily due to an increase in favorable discrete items impacting the tax provision in the current period, including US return-to-provision adjustments during the year ended July 31, 2025.

Reconciliation of Non-GAAP Measures
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2025, Fiscal 2024 and Fiscal 2023 (in thousands):

	Year ended July 31,
	2025	2024	2023
Net income attributable to Vail Resorts, Inc.	$280,004	$231,105	$265,825
Net income attributable to noncontrolling interests	17,972	15,874	16,955
Net income	297,976	246,979	282,780
Provision for income taxes	104,421	92,776	87,636
Income before provision for income taxes	402,397	339,755	370,416
Depreciation and amortization	296,437	279,073	269,178
(Gain) loss on disposal of fixed assets and other, net	(6,933)	9,633	9,070
Change in estimated fair value of contingent consideration	9,379	47,957	49,836
Investment income and other, net	(10,126)	(18,592)	(23,744)
Foreign currency (gain) loss on intercompany loans	(20)	4,140	2,907
Interest expense, net	171,628	164,599	155,446
Total Reported EBITDA	$862,762	$826,565	$833,109

Mountain Reported EBITDA	$821,341	$802,072	$822,570
Lodging Reported EBITDA	22,795	23,018	12,267
Resort Reported EBITDA	844,136	825,090	834,837
Real Estate Reported EBITDA	18,626	1,475	(1,728)
Total Reported EBITDA	$862,762	$826,565	$833,109
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) (in thousands):

	Year ended July 31,
	2025	2024
Long-term debt, net	$2,594,765	$2,731,492
Long-term debt due within one year	599,509	59,314
Total debt	3,194,274	2,790,806
Less: cash and cash equivalents	440,290	322,827
Net Debt	$2,753,984	$2,467,979
Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented by categories as follows (in thousands):

	Year ended July 31,
	2025	2024	2023
Net cash provided by operating activities	$554,870	$589,022	$637,855
Net cash used in investing activities	$(204,497)	$(241,069)	$(273,167)
Net cash used in financing activities	$(242,647)	$(577,036)	$(914,000)
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-ends as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations.

Fiscal 2025 compared to Fiscal 2024
We generated $554.9 million of cash from operating activities during Fiscal 2025, a decrease of $34.2 million compared to $589.0 million generated during Fiscal 2024. The decrease in operating cash flows was primarily a result of (i) an increase in income tax payments of approximately $32.3 million, driven by net operating loss carryforwards and other deductions in the prior year which offset our estimated payments during Fiscal 2024, and higher taxable income for the current fiscal year; (ii) an increase in cash interest payments ($10.1 million) due to increases in variable interest rates and an increase in seasonal borrowing on our revolving credit facilities; and (iii) a decrease in investment income collected ($8.5 million).

The decrease in cash used in investing activities for Fiscal 2025 of $36.6 million was primarily due to (i) $94.4 million in payments made related to the acquisition of Crans-Montana partially offset by $57.6 million received from the maturity of short-term bank deposits in Fiscal 2024 and (ii) $17.6 million of cash received during Fiscal 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, partially offset by an increase in capital expenditures of approximately $24.0 million as compared to the prior year.

Cash used in financing activities decreased by $334.4 million during Fiscal 2025 compared to Fiscal 2024, primarily due to proceeds received from the 5.625% Notes offering of $500.0 million, partially offset by a $120.0 million increase in repurchases of our common stock and $48.0 million of cash paid for repurchases of 0.0% Convertible Notes during the year ended July 31, 2025.
Significant Sources of Cash
We had $440.3 million of cash and cash equivalents as of July 31, 2025, compared to $322.8 million as of July 31, 2024. The increase was primarily attributable to proceeds received from the 5.625% Notes offering, partially offset by an increase in repurchases of our common stock during Fiscal 2025.
In addition to our $440.3 million of cash and cash equivalents at July 31, 2025, we had $507.9 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2025 (which represents the total commitment of $600.0 million less outstanding letters of credit of $92.1 million). Additionally, we had C$296.6 million ($214.1 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$300.0 million ($216.5 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million)). On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total commitment from C$300.0 million to C$250.0 million. We also had $275.0 million available under a delayed draw term loan of the Vail Holdings Agreement which will remain available to draw on at any time until January 27, 2026. Proceeds from any borrowings on the revolver component of our Vail Holdings Credit Agreement and the delayed draw term loans are available to be used to refinance our 0.0% Convertible Notes. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. Under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, any new borrowings would be priced at the Secured Overnight Financing Rate plus 2.10% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.
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

We expect our capital plan for calendar year 2025 will be approximately $198 million to $203 million, excluding $46 million of growth capital investments at our European resorts, comprised of $43 million at Andermatt-Sedrun and $3 million at Crans-Montana, and $5 million of real estate related capital projects to complete multi-year transformational investments at the key base area portals of Breckenridge Peak 8 and Keystone River Run, and planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain. Including European growth capital investments and real estate related capital, our total capital plan for calendar year 2025 is expected to be approximately $249 million to $254 million. Included in these estimated capital expenditures are approximately $124 million to $128 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Approximately $88 million was spent for calendar year 2025 capital expenditures as of July 31, 2025 and approximately $110 million to $115 million is expected to be spent in the remainder of calendar year 2025, before $46 million of growth capital investments at our European resorts and $5 million of real estate related capital projects.
Acquisition of Crans-Montana
On May 2, 2024, we acquired Crans-Montana for a purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items, which was funded with cash on hand.
Debt
As of July 31, 2025, principal payments on the majority of our long-term debt outstanding ($2.5 billion of our $3.2 billion as of July 31, 2025) are not due until fiscal year 2029 and beyond. As of July 31, 2025 and 2024, total long-term debt, net (including long-term debt due within one year) was $3.2 billion and 2.8 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) was $2.8 billion and $2.5 billion as of July 31, 2025 and 2024, respectively.
On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provides for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans. On July 2, 2025 the Company reduced the delayed draw term loan commitment by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement and in conjunction with the 5.625% Notes offering. The remaining $275.0 million incremental term loan facility is available to be drawn upon at any time at the Company’s option, and any undrawn capacity within the $275.0 million facility will expire on January 27, 2026. No other material terms of the Vail Holdings Credit Agreement were amended. As of July 31, 2025, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $600.0 million, (ii) a term loan facility of $910.5 million and (iii) an incremental term loan facility of $275.0 million in the form of a delayed draw term loan, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$300.0 million. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total commitment from C$300.0 million to C$250.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, if needed.
Our 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes”) mature on January 1, 2026, and are therefore reflected within long-term debt due within one year on the Company’s Consolidated Condensed Balance Sheet as of July 31, 2025. On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which the Company recorded within gain (loss) on disposal of fixed assets and other, net on its Consolidated Statements of Operations during the year ended July 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, are undrawn as of July 31, 2025, and are available to be used to refinance the Company’s 0.0% Convertible Notes. Additionally, the Company intends to use the remaining proceeds from the 5.625% Notes, as discussed further below, for the repurchase or repayment of a portion of its outstanding 0.00% Convertible Notes at or prior to their maturity on January 1, 2026.

On July 2, 2025, the Company completed an offering of $500.0 million aggregate principal amount of 5.625% Notes due 2030 at par, in a private placement conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. The 5.625% Notes are senior unsecured obligation of the Company and will be guaranteed by certain of the Company’s domestic subsidiaries (other than certain excluded subsidiaries). We will pay interest on the 5.625% Notes on January 15 and July 15 of each year commencing on January 15, 2026. The 5.625% Notes mature on July 15, 2030. The 5.625% Notes are redeemable, in whole or in part, at any time on or after July 15, 2027 at the redemption prices specified in a 2025 Indenture dated as of July 2, 2025 (the “2025 Indenture”) plus accrued and unpaid interest. Prior to July 15, 2027, the Company may redeem some or all of the 5.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2025 Indenture. In addition, prior to July 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the 5.625% Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 105.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 5.625% Notes are senior unsecured obligations of the Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2025 Indenture). The Company used the proceeds from the offering to repay borrowings under its revolving credit facility incurred to fund the repurchase of $200 million of its outstanding shares of common stock completed in June 2025 and to fund off-season liquidity. Additionally, it intends to use the remaining proceeds for the repurchase or repayment of a portion of its outstanding 0.00% Convertible Senior Notes due 2026 at or prior to their maturity on January 1, 2026.
The 2025 Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 2025 Indenture). The 2025 Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the 5.625% Notes so long as the 5.625% Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 2025 Indenture. The 2025 Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 2025 Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the 5.625% Notes issued pursuant to the 2025 Indenture.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of net variable-rate debt outstanding as of July 31, 2025. A 100-basis point change in our borrowing rates would cause our annual interest payments on our net variable-rate debt to change by approximately $9.6 million based on the rates in effect as of July 31, 2025. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Material Cash Requirements
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements and construction agreements in conjunction with our resort capital expenditures. Debt obligations, which totaled $3.2 billion as of July 31, 2025, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received. A summary of our material cash obligations as of July 31, 2025 (excluding obligations presented elsewhere, including Notes to Consolidated Financial Statements) is presented below (in thousands):

	Payments Due by Period
		Fiscal	2-3	4-5	More than
	Total	2026	years	years	5 years
Long-term debt (1)	$3,968,006	740,622	397,649	1,481,862	1,347,873
Service contracts	$58,470	39,548	17,460	1,462	—
Purchase obligations and other (2)	$631,114	466,065	83,480	2,290	79,279
Total contractual cash obligations	$4,657,590	$1,246,235	$498,589	$1,485,614	$1,427,152

(1) Long-term debt includes principal payments, fixed-rate interest payments and estimated variable interest payments utilizing interest rates in effect at July 31, 2025, and assumes all debt outstanding as of July 31, 2025 will be held to maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2025, and do not reflect interest obligations on potential future debt or refinancing.
Long-term debt also includes $17.3 million of proceeds resulting from real estate transactions accounted for as financing arrangements, which are expected to be recognized on the Company’s Statements of Operations in future years as a result of the anticipated resolution of continuing involvement, with no associated cash outflow.
(2) Purchase obligations and other primarily includes amounts which are classified as trade payables ($131.4 million), accrued payroll and benefits ($123.5 million), accrued fees and assessments ($46.5 million), contingent consideration liability ($93.3 million) and accrued taxes (including taxes for uncertain tax positions) ($68.2 million) on our Consolidated Balance Sheet as of July 31, 2025. These amounts also include other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, which are not included on our Consolidated Balance Sheet as of July 31, 2025 in accordance with GAAP.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board. On March 9, 2006, our Board initially authorized the repurchase of up to 3,000,000 shares of Vail Shares and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), 1,100,000 Vail Shares (September 25, 2024) and 1,500,000 Vail Shares (June 4, 2025), for a total authorization to repurchase shares of up to 12,600,000 Vail Shares. During Fiscal 2025, we repurchased 1,690,503 shares (at an average price of $162.61) for a total cost of approximately $270.0 million, excluding accrued excise tax. Since the inception of this stock repurchase program through July 31, 2025, we have repurchased 11,060,183 Vail Shares at a cost of approximately $1,399.4 million. As of July 31, 2025, 1,539,817 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Dividend Payments
During Fiscal 2025, we paid cash dividends of $8.88 per share ($328.2 million). During Fiscal 2024, we paid cash dividends of $8.56 per share ($323.7 million). On September 26, 2025, our Board approved a cash dividend of $2.22 per share payable on October 27, 2025 to stockholders of record as of October 9, 2025. We expect to fund the dividend with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2025. We expect that we will continue to meet all applicable financial maintenance covenants in effect in our credit agreements throughout the year ending July 31, 2026; however, there can be no assurance that we will continue to meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in our credit agreements. There can be no assurance that such waiver or amendment would be granted, which could have a material adverse impact on our liquidity.
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
We have identified the most critical accounting policies which were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. We also have other policies considered key accounting policies; however, these policies do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are complex or subjective. We have reviewed these critical accounting policies and related disclosures with our Audit Committee of the Board.
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
Effect if Actual Results Differ From Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. If the net carrying value of the reporting units or assets exceed their estimated fair value, an impairment will be recognized in an amount equal to that excess; otherwise, no impairment loss is recognized. For our annual impairment tests of our reporting units and indefinite-lived intangible assets during Fiscal 2025, we performed either a qualitative analysis and concluded it was more likely than not that fair value exceeded carrying value or a quantitative analysis and concluded the fair value exceeded carrying value.
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
While we believe that our estimates and judgments are reasonable and while historical quantitative tests concluded that the estimated fair values of our reporting units and indefinite-lived assets that are in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2025, we had $1,675.2 million of goodwill and $252.4 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.
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
Effect if Actual Results Differ From Assumptions
We believe the estimates and judgments we have made related to tax contingencies are reasonable and we have adequate reserves for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties, are $56.8 million as of July 31, 2025. This reserve solely relates to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ From Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to its originally estimated useful life, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $31.3 million for Fiscal 2025.
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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature, with a typical peak operating season in North America and Europe generally beginning in mid-December and running through mid-April. In particular, revenue and profits for our North American and European mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessioner properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months, and these operations typically incur operating losses during the North American and European winter months. Revenue and profits generated by NPS concessioner properties’ summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American and European mountain and other lodging operations. During Fiscal 2025, approximately 82% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2025, we had approximately $1.0 billion of net variable rate indebtedness, representing approximately 30% of our total debt outstanding, at an average interest rate during Fiscal 2025 of approximately 6.1%. Based on variable-rate borrowings outstanding as of July 31, 2025, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by $9.6 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
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
The following table summarizes the amounts of foreign currency translation adjustments, representing losses, and foreign currency loss on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2025	2024	2023
Foreign currency translation adjustments	$21,948	$(67,384)	$(25,439)
Foreign currency gain (loss) on intercompany loans	$20	$(4,140)	$(2,907)

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2025, 2024 and 2023

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2025, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $93.3 million as of July 31, 2025 for additional amounts that management believes are likely to be paid to the landlord of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, significant assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s fair value measurement of the Contingent Consideration including controls over the Company’s significant assumptions. The procedures also included, among others, testing management’s process for developing the fair value measurement and evaluating the significant assumptions used by management related to the future period Park City EBITDA, discount rate, and volatility. Evaluating management’s assumptions related to the future period Park City EBITDA, discount rate, and volatility involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past period EBITDA performance of Park City; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
September 29, 2025

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$440,290	$322,827
Restricted cash	16,129	14,236
Trade receivables, net of allowances	382,370	375,752
Inventories, net of reserves	117,178	118,988
Other current assets	93,823	70,158
Total current assets	1,049,790	901,961
Property, plant and equipment, net (Note 8)	2,374,654	2,418,530
Real estate held for sale or investment	87,853	86,548
Goodwill, net (Note 8)	1,675,215	1,677,975
Intangible assets, net (Note 8)	298,497	302,535
Operating right-of-use assets (Note 4)	242,485	258,268
Other assets	49,391	40,756
Total assets	$5,777,885	$5,686,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,056,665	$1,000,798
Income taxes payable	11,452	46,428
Long-term debt due within one year (Note 6)	599,509	59,314
Total current liabilities	1,667,626	1,106,540
Long-term debt, net (Note 6)	2,594,765	2,731,492
Operating lease liabilities (Note 4)	215,085	235,106
Other long-term liabilities	294,464	311,768
Deferred income taxes, net (Note 10)	252,041	276,789
Total liabilities	5,023,981	4,661,695
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 46,945 and 46,855 shares issued, respectively	469	469
Additional paid-in capital	1,171,536	1,145,610
Accumulated other comprehensive loss	(57,889)	(67,288)
Retained earnings	718,662	766,826
Treasury stock, at cost; 11,060 and 9,370 shares, respectively (Note 13)	(1,408,279)	(1,135,685)
Total Vail Resorts, Inc. stockholders’ equity	424,499	709,932
Noncontrolling interests	329,405	314,946
Total stockholders’ equity	753,904	1,024,878
Total liabilities and stockholders’ equity	$5,777,885	$5,686,573
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2025	2024	2023
Net revenue:
Mountain and Lodging services and other	$2,464,910	$2,388,227	$2,372,175
Mountain and Lodging retail and dining	499,002	492,260	509,124
Resort net revenue	2,963,912	2,880,487	2,881,299
Real Estate	435	4,704	8,065
Total net revenue	2,964,347	2,885,191	2,889,364
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,507,993	1,458,369	1,454,324
Mountain and Lodging retail and dining cost of products sold	181,988	188,054	203,278
General and administrative	433,714	410,027	389,465
Resort operating expense	2,123,695	2,056,450	2,047,067
Real Estate	6,213	9,514	10,635
Total segment operating expense	2,129,908	2,065,964	2,057,702
Other operating (expense) income:
Depreciation and amortization	(296,437)	(279,073)	(269,178)
Gain on sale of real property	24,404	6,285	842
Change in estimated fair value of contingent consideration (Note 9)	(9,379)	(47,957)	(49,836)
Gain (loss) on disposal of fixed assets and other, net	6,933	(9,633)	(9,070)
Income from operations	559,960	488,849	504,420
Interest expense, net	(171,628)	(164,599)	(155,446)
Mountain equity investment income, net	3,919	1,053	605
Investment income and other, net	10,126	18,592	23,744
Foreign currency gain (loss) on intercompany loans (Note 6)	20	(4,140)	(2,907)
Income before provision for income taxes	402,397	339,755	370,416
Provision for income taxes (Note 10)	(104,421)	(92,776)	(87,636)
Net income	297,976	246,979	282,780
Net income attributable to noncontrolling interests	(17,972)	(15,874)	(16,955)
Net income attributable to Vail Resorts, Inc.	$280,004	$231,105	$265,825
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$7.54	$6.10	$6.70
Diluted net income per share attributable to Vail Resorts, Inc.	$7.53	$6.09	$6.69
Cash dividends declared per share	$8.88	$8.56	$7.94
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2025	2024	2023
Net income	$297,976	$246,979	$282,780
Foreign currency translation adjustments	21,948	(67,384)	(25,439)
Change in estimated fair value of hedging instruments, net of tax	(1,755)	(11,149)	3,691
Comprehensive income	318,169	168,446	261,032
Comprehensive (income) loss attributable to noncontrolling interests	(28,766)	5,729	(16,488)
Comprehensive income attributable to Vail Resorts, Inc.	$289,403	$174,175	$244,544
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2022	$467	$1,184,577	$10,923	$883,907	$(479,417)	$1,600,457	$235,045	$1,835,502
Comprehensive income:
Net income	—	—	—	265,825	—	265,825	16,955	282,780
Foreign currency translation adjustments	—	—	(24,972)	—	—	(24,972)	(467)	(25,439)
Change in estimated fair value of hedging instruments, net of tax	—	—	3,691	—	—	3,691	—	3,691
Total comprehensive income						244,544	16,488	261,032
Cumulative effect of adoption of ASU 2020-06 (Note 6)	—	(80,066)	—	24,023	—	(56,043)	—	(56,043)
Stock-based compensation expense (Note 14)	—	25,409	—	—	—	25,409	—	25,409
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(5,487)	—	—	—	(5,486)	—	(5,486)
Repurchases of common stock (Note 13)	—	—	—	—	(504,889)	(504,889)	—	(504,889)
Dividends (Note 5)	—	—	—	(314,350)	—	(314,350)	—	(314,350)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	91,524	91,524
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(11,344)	(11,344)
Balance, July 31, 2023	468	1,124,433	(10,358)	859,405	(984,306)	989,642	331,713	1,321,355
Comprehensive income (loss):
Net income	—	—	—	231,105	—	231,105	15,874	246,979
Foreign currency translation adjustments	—	—	(45,781)	—	—	(45,781)	(21,603)	(67,384)
Change in estimated fair value of hedging instruments, net of tax	—	—	(11,149)	—	—	(11,149)	—	(11,149)
Total comprehensive income (loss)						174,175	(5,729)	168,446
Stock-based compensation expense (Note 14)	—	26,803	—	—	—	26,803	—	26,803
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(5,626)	—	—	—	(5,625)	—	(5,625)
Repurchases of common stock (Note 13)	—	—	—	—	(151,379)	(151,379)	—	(151,379)
Dividends (Note 5)	—	—	—	(323,684)	—	(323,684)	—	(323,684)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	14,084	14,084
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(25,122)	(25,122)
Balance, July 31, 2024	469	1,145,610	(67,288)	766,826	(1,135,685)	709,932	314,946	1,024,878
Comprehensive income:
Net income	—	—	—	280,004	—	280,004	17,972	297,976
Foreign currency translation adjustments	—	—	11,154	—	—	11,154	10,794	21,948
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income						289,403	28,766	318,169
Stock-based compensation expense (Note 14)	—	33,962	—	—	—	33,962	—	33,962
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	—	(8,036)	—	—	—	(8,036)	—	(8,036)
Repurchases of common stock (Note 13)	—	—	—	—	(272,594)	(272,594)	—	(272,594)
Dividends (Note 5)	—	—	—	(328,168)	—	(328,168)	—	(328,168)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(14,307)	(14,307)
Balance, July 31, 2025	$469	$1,171,536	$(57,889)	$718,662	$(1,408,279)	$424,499	$329,405	$753,904
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$297,976	$246,979	$282,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,437	279,073	269,178
Stock-based compensation expense	33,962	26,803	25,409
Deferred income taxes, net	(20,952)	6,702	23,456
(Gain) loss on disposal of fixed assets and other, net	(6,933)	9,633	9,070
Change in estimated fair value of contingent consideration	9,379	47,957	49,836
Other non-cash income, net	(29,014)	(2,745)	(4,140)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(6,708)	12,887	4,248
Inventories, net	1,203	13,190	(23,418)
Accounts payable and accrued liabilities	18,396	9,369	(7,509)
Deferred revenue	26,436	2,647	60,268
Income taxes payable	(36,281)	(43,442)	(32,270)
Other assets and liabilities, net	(29,031)	(20,031)	(19,053)
Net cash provided by operating activities	554,870	589,022	637,855
Cash flows from investing activities:
Capital expenditures	(235,191)	(211,197)	(314,912)
Acquisition of businesses, net of cash acquired	—	(94,356)	(38,567)
Deposit returned for acquisition of business	—	—	114,506
Investments in short-term deposits	—	—	(86,756)
Maturity of short-term deposits	—	57,647	37,978
Cash received from disposal of fixed assets	12,373	337	5,674
Other investing activities, net	18,321	6,500	8,910
Net cash used in investing activities	(204,497)	(241,069)	(273,167)
Cash flows from financing activities:
Proceeds from borrowings under 5.625% Notes	500,000	—	—
Proceeds from borrowings under 6.50% Notes	—	600,000	—
Proceeds from borrowings under Vail Holdings Credit Agreement	350,000	—	—
Repayments of borrowings under 6.25% Notes	—	(600,000)	—
Repayments of borrowings under Vail Holdings Credit Agreement	(399,219)	(55,859)	(62,500)
Repayments of borrowings under Whistler Credit Agreement	—	—	(11,389)
Repurchases of 0.0% Convertible Notes	(48,000)	—	—
Dividends paid	(328,168)	(323,684)	(314,350)
Repurchases of common stock	(270,000)	(150,000)	(500,000)
Employee taxes paid for share award exercises	(8,036)	(5,625)	(5,486)
Other financing activities, net	(39,224)	(41,868)	(20,275)
Net cash used in financing activities	(242,647)	(577,036)	(914,000)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,630	(6,947)	(3,702)
Net increase (decrease) in cash, cash equivalents and restricted cash	119,356	(236,030)	(553,014)
Cash, cash equivalents and restricted cash:
Beginning of period	$337,063	$573,093	$1,126,107
End of period	$456,419	$337,063	$573,093
Cash paid for interest	$156,368	$146,559	$140,599
Taxes paid, net	$161,655	$129,350	$94,342
Non-cash investing activities:
Accrued capital expenditures	$25,788	$24,872	$23,210
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

Estimated Life in Years
Land improvements	15-20
Buildings and building improvements	5-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3-5
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
For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would determine the estimated fair value of its reporting units using discounted cash flow analyses and determine the estimated fair value of its indefinite-lived intangible assets using an income approach. The quantitative test for impairment consists of a comparison of the estimated fair value of the assets with their respective net carrying values. If the net carrying amount of the assets exceed their respective estimated fair values, an impairment loss would be recognized for indefinite-lived intangibles, including goodwill, in an amount equal to that excess. If the net carrying amount of the assets does not exceed their respective estimated fair values, no impairment loss is recognized. The Company determined that there were no impairments of goodwill or definite and indefinite-lived assets for the years ended July 31, 2025, 2024 and 2023.
Long-Lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset group, an impairment loss is recognized in the amount by which the net carrying amount of the asset group exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2025, 2024 and 2023.
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
Foreign Currency Translation — The functional currency of the Company’s entities operating outside of the United States is the principal currency of the economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these foreign operations are translated at the exchange rate in effect as of the balance sheet dates. Income and expense items are translated using the average exchange rate for the period. Translation adjustments from currency exchange, including intercompany transactions of a long-term nature, are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Intercompany transactions that are not of a long-term nature are reported as gains and losses within “segment operating expense” and for intercompany loans within “foreign currency gain (loss) on intercompany loans” on the Company’s Consolidated Statements of Operations.
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
Advertising Costs — Advertising costs are expensed at the time such advertising commences. Advertising expense for the years ended July 31, 2025, 2024 and 2023 was $48.0 million, $49.8 million and $47.2 million, respectively, and was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statement of Operations.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes, 5.625% Notes and the 0.0% Convertible Notes (each as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The estimated fair value of the EPR Secured Notes and the NRP Loan (both as defined in Note 6, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 5.625% Notes 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of July 31, 2025 are presented below (in thousands):

	July 31, 2025
	Carrying Value	Estimated Fair Value
6.50% Notes	$600,000	$617,448
5.625% Notes	$500,000	$503,175
0.0% Convertible Notes	$525,000	$509,906
EPR Secured Notes	$141,662	$164,051
NRP Loan	$37,109	$30,813
The carrying values for all other material financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 14, Stock Compensation Plan, for more information). Forfeitures are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2025, 2024 and 2023 included on the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2025	2024	2023
Mountain stock-based compensation expense	$29,632	$23,234	$21,242
Lodging stock-based compensation expense	4,004	3,349	3,972
Real Estate stock-based compensation expense	326	220	195
Pre-tax stock-based compensation expense	33,962	26,803	25,409
Less: benefit from income taxes	8,034	6,157	5,951
Net stock-based compensation expense	$25,928	$20,646	$19,458
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
Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). The Company previously hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. These interest rate swaps expired on September 23, 2024 and no interest rate swaps have been entered into since that date. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments, net of tax, on the Company’s Consolidated Statements of Comprehensive Income, and such changes were recorded as a (loss) gain of $(1.8) million, $(11.1) million and $3.7 million during the years ended July 31, 2025, 2024 and 2023, respectively. Amounts are reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affects earnings. During the years ended July 31, 2024 and 2023, gains of $16.1 million and $11.0 million, respectively, were reclassified into interest expense, net from other comprehensive income. See Note 9, Fair Value Measurements, for more information.
Leases — The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there is one or more assets identified and the right to control the use of any identified asset is conveyed to the Company for a period of time in exchange for consideration. Control over the use of an identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Generally, the Company classifies a lease as a finance lease if the terms of the agreement effectively transfer control of the underlying asset; otherwise, it is classified as an operating lease. For contracts that contain lease and non-lease components, the Company accounts for these components separately. The Company allocates consideration between lease and non-lease components based on their relative standalone prices, which are estimated when observable prices are not readily available. For leases with terms greater than twelve months, the associated lease right-of-use (“ROU”) assets and lease liabilities are recognized at the estimated present value of future lease payments over the lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, the Company uses an estimated incremental borrowing rate to discount the future minimum lease payments. For leases containing fixed rental escalation clauses, the escalators are factored into the determination of future minimum lease payments. The Company includes options to extend a lease when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See Note 4, Leases, for more information.
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
Revision of Previously Issued Consolidated Financial Statements — During the year ended July 31, 2025, the Company identified an immaterial error in its accounting for the EPR Secured Notes (as defined in Note 6, Long-Term Debt), which resulted in an understatement of non-cash interest expense, long-term debt due within one year and long-term debt, net for the years ended July 31, 2024 and July 31, 2023. The Company also identified an immaterial error in its accounting for certain completed capital projects, which resulted in an understatement of depreciation expense and overstatement of property, plant and equipment, net for the years ended July 31, 2024 and July 31 2023. The Company evaluated the errors and concluded that they were not material, individually or in the aggregate, to its previously issued Consolidated Financial Statements.
To correct the immaterial errors, the Company elected to revise its previously issued Consolidated Financial Statements for the years ended July 31, 2024 and July 31, 2023. The revision of the Consolidated Financial Statements also includes the correction of other previously identified immaterial errors in its Consolidated Financial Statements which the Company had evaluated or recorded as out of period adjustments in prior periods. The Company had previously determined that these errors did not, individually or in the aggregate, result in a material error of its previously issued Consolidated Financial Statements, and the Company reached the same conclusion when aggregating with the errors identified during the year ended July 31, 2025. Accordingly, the accompanying Consolidated Financial Statements and relevant footnotes in this Annual Report on Form 10-K have been revised to correct for such errors. Further information regarding the errors and related revisions is included in Note 16, Revision of Previously Issued Consolidated Financial Statements.
Recently Issued Accounting Standards
Standards Being Evaluated
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
Recently Adopted Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires Company’s provide enhanced segment disclosures, including disclosures regarding significant segment expenses, on an interim and annual basis. The Company adopted the standard for the year ended July 31, 2025. Refer to Note 12, Segment and Geographic Area Information.
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
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2025, 2024 and 2023 (in thousands):

	Year ended July 31,
	2025	2024	2023
Mountain net revenue:
Lift	$1,503,187	$1,442,784	$1,420,900
Ski School	309,863	304,548	287,275
Dining	240,900	227,572	224,642
Retail/Rental	302,450	317,196	361,484
Other	273,473	252,270	246,605
Total Mountain net revenue	$2,629,873	$2,544,370	$2,540,906
Lodging net revenue:
Owned hotel rooms	$88,184	$83,977	$80,117
Managed condominium rooms	81,525	86,199	96,785
Dining	66,374	63,255	62,445
Transportation	14,853	16,309	15,242
Golf	16,008	13,722	12,737
Other	52,805	56,368	55,816
	319,749	319,830	323,142
Payroll cost reimbursements	14,290	16,287	17,251
Total Lodging net revenue	$334,039	$336,117	$340,393
Total Resort net revenue	$2,963,912	$2,880,487	$2,881,299
Total Real Estate net revenue	435	4,704	8,065
Total net revenue	$2,964,347	$2,885,191	$2,889,364
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
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $602.1 million and $575.8 million as of July 31, 2025 and 2024, respectively. For the year ended July 31, 2025, the Company recognized approximately $550.0 million of net revenue that was included in the deferred revenue balance as of July 31, 2024. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $99.4 million and $104.9 million as of July 31, 2025 and 2024, respectively. As of July 31, 2025, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
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
As of July 31, 2025, $6.6 million of costs to obtain contracts with customers were recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of pass product revenue. The Company recorded amortization of $28.7 million, $28.6 million and $25.2 million for these costs during the years ended July 31, 2025, 2024 and 2023, respectively, which were recorded within Mountain and Lodging operating expense on the accompanying Consolidated Statement of Operations.
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

The components of lease expense for the years ended July 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended July 31,
	2025	2024	2023
Finance leases:
Amortization of the finance ROU assets	$10,988	$11,811	$11,701
Interest on lease liabilities	$39,930	$38,671	$37,562
Variable interest	$2,639	$2,587	$2,536
Operating leases:
Operating lease expense	$50,447	$46,613	$45,385
Short-term lease expense (1)	$22,409	$22,434	$22,759
Variable lease expense	$2,088	$2,694	$3,204
(1) Short-term lease expense is attributable to leases with terms of 12 months or less and no ROU assets or lease liabilities are included within the Company’s Consolidated Balance Sheets.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2025, 2024 and 2023 (in thousands):

	Year ended July 31,
	2025	2024	2023
Cash flow supplemental information:
Operating cash outflows for operating and short-term leases	$66,128	$64,724	$65,216
Operating cash outflows for lease- and non-lease components of finance leases	$59,826	$54,469	$54,788
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$19,405	$98,007	$31,039
Finance ROU assets obtained in exchange for finance lease obligations	$64	$14,093	$39,114
Weighted-average remaining lease terms and discount rates as of July 31, 2025 and 2024 are as follows:

	July 31, 2025	July 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	10.4	11.0
Finance leases	35.2	36.0
Weighted-average discount rate
Operating leases	5.8%	5.8%
Finance leases	9.9%	9.9%

Future fixed lease payments for operating and finance leases as of July 31, 2025 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$51,525	$37,609
2027	46,573	37,730
2028	40,417	37,730
2029	34,086	38,966
2030	26,920	39,718
Thereafter	143,042	1,656,499
Total future minimum lease payments	342,563	1,848,252
Less amount representing interest	(92,595)	(1,427,183)
Total lease liabilities	$249,968	$421,069
The current portion of operating lease liabilities of approximately $34.9 million and $32.6 million as of July 31, 2025 and 2024, respectively, is recorded within accounts payables and accrued liabilities in the accompanying Consolidated Balance Sheets. Finance lease liabilities are recorded within long-term debt, net in the accompanying Consolidated Balance Sheets. The current portion of finance lease liabilities is presented within long-term debt due within one year in the accompanying Consolidated Balance Sheets.
The Canyons finance lease obligation was $374.9 million and $369.1 million as of July 31, 2025 and 2024, respectively, which represents the estimated annual fixed lease payments for the remaining period of the initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10%. As of July 31, 2025 and 2024, respectively, the Company has recorded $74.3 million and $81.9 million of net finance lease ROU assets in connection with the Canyons lease, net of $108.9 million and $101.7 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheets.
The Whistler Blackcomb employee housing finance lease obligation was $27.4 million and $27.9 million as of July 31, 2025 and 2024, respectively, which represents the minimum lease payments for the remaining period of the initial 20 year term of the lease, net of amounts representing interest, discounted using an interest rate of 6.95%. As of July 31, 2025 and 2024, respectively, the Company has recorded $24.2 million and $25.7 million of net finance lease ROU assets in connection with these leases, net of $3.8 million and $2.5 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
During the year ended July 31, 2024, the Company reassessed its lease agreements for the operations of Northstar Resort (“Northstar”), for which the initial lease terms expire in January 2027 and the agreements provide for three 10-year optional lease extensions. Prior to the year ended July 31, 2024, the Company had not determined that it was reasonably certain to exercise any of the optional lease extensions for Northstar and, accordingly, only the initial lease terms were considered in the measurement of the ROU assets and lease liabilities. During the year ended July 31, 2024, due to near-term operating decisions which would be influenced by the decision to extend the lease, the Company reassessed the lease extensions and determined that it was reasonably certain that it will exercise the first of its 10-year optional lease extensions at Northstar, and as a result, the Company recorded incremental operating ROU assets and operating lease liabilities of $75.7 million each. Additionally, the Company recorded finance lease ROU assets of $13.1 million and finance lease obligations of $12.8 million as of July 31, 2024, which represent the minimum lease payments for the remaining 13 year reassessed term of the lease, net of amounts representing interest, related to assets for which the Company determined that the remaining reassessed lease term represented a major part of the remaining economic life of such assets. As of the remeasurement date for the Northstar leases, the ROU assets and liabilities were discounted using an interest rate of 6.6%. The Northstar Resort finance lease obligation was $12.1 million as of July 31, 2025, which represents the minimum lease payments for the remaining 13 year reassessed term of the lease, net of amounts representing interest, discounted using an interest rate of 6.6%. As of July 31, 2025, the Company has recorded $12.0 million of net finance lease ROU assets in connection with these leases, net of $1.1 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.

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

Presented below is basic and diluted EPS for the years ended July 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended July 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$280,004	$280,004	$231,105	$231,105	$265,825	$265,825
Weighted-average Vail Shares outstanding	37,155	37,155	37,868	37,868	39,654	39,654
Total Weighted-average shares outstanding	37,155	37,155	37,868	37,868	39,654	39,654
Effect of dilutive securities	—	49	—	89	—	106
Total shares	37,155	37,204	37,868	37,957	39,654	39,760
Net income per share attributable to Vail Resorts, Inc.	$7.54	$7.53	$6.10	$6.09	$6.70	$6.69
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards that were excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 13,000, 12,000 and 22,000 for the years ended July 31, 2025, 2024 and 2023, respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders. The Company is required to settle the remaining principal amount of the 0.0% Convertible Notes in cash and has the option to settle the conversion spread in cash or shares. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the years ended July 31, 2025, 2024 and 2023, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the years ended July 31, 2025, 2024, and 2023 the Company paid cash dividends of $8.88 per share, $8.56 per share, and $7.94 per share, respectively ($328.2 million, $323.7 million, and $314.4 million respectively). On September 26, 2025, the Company’s Board approved a cash dividend of $2.22 per share payable on October 27, 2025 to stockholders of record as of October 9, 2025.

6.    Long-Term Debt
Long-term debt as of July 31, 2025 and 2024 is summarized as follows (in thousands):

	Maturity	July 31, 2025	July 31, 2024
Vail Holdings Credit Agreement revolver (a)	2029	$—	$—
Vail Holdings Credit Agreement term loan (a)	2029	910,547	959,766
6.50% Notes (b)	2032	600,000	600,000
5.625% Notes (c)	2030	500,000	—
0.0% Convertible Notes (d)	2026	525,000	575,000
Whistler Credit Agreement revolver (e)	2028	—	—
EPR Secured Notes (f)	2034-2036	114,162	114,162
Employee housing bonds (g)	2027-2039	52,575	52,575
Canyons obligation (h)	2063	374,864	369,143
NRP Loan (i)	2036	37,109	37,088
Whistler Blackcomb employee housing leases (j)	2042	27,416	27,887
Other (k)	2025-2037	52,332	52,017
Total debt		3,194,005	2,787,638
Less: Unamortized premiums, discounts and debt issuance costs (l)		(269)	(3,168)
Less: Current maturities (m)		599,509	59,314
Long-term debt, net		$2,594,765	$2,731,492
(a)On April 24, 2024, Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, Bank of America, N.A., as administrative agent, and certain lenders entered into the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement matures on April 24, 2029 and consists of a revolving credit facility, which was undrawn as of July 31, 2025, and a term loan facility, which had an outstanding balance of $910.5 million as of July 31, 2025. The term loan facility is subject to quarterly amortization of principal of approximately $12.3 million, in equal installments, for a total of 5% principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest due is upon maturity in April 2029. VHI’s obligations under the Vail Holdings Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all the capital stock of VHI and substantially all of its subsidiaries (with certain additional exceptions for the pledge of the capital stock of foreign subsidiaries). In addition, pursuant to the terms of the Vail Holdings Credit Agreement, VHI has the ability to increase availability (under the revolver or in the form of term loans) to an aggregate principal amount not to exceed the greater of (i) $2.75 billion and (ii) the product of 3.5 and the trailing twelve-month Adjusted EBITDA, as defined in the Vail Holdings Credit Agreement. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of July 31, 2025 (5.96% as of July 31, 2025). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA on a trailing four-quarter basis. The Vail Holdings Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company’s ability to incur indebtedness, dispose of assets, make distributions and make investments. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of July 31, 2025). The Company was previously party to various interest rate swap agreements which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.
On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provided for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans. On July 2, 2025 the Company reduced the delayed draw term loan commitment by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement. The remaining

$275.0 million incremental term loan facility is available to be drawn upon at any time at the Company’s option, and any undrawn capacity within the $275.0 million facility will expire on January 27, 2026. While undrawn, any unused portion of the incremental term loan facility incurs a fee equal to 0.30% per annum. Any delayed draw term loan borrowings, upon funding, would be subject to the same interest and principal payment terms and the same maturity date as the outstanding borrowings under the term loan facility. No other material terms of the Vail Holdings Credit Agreement were amended. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit loan facility, both of which are undrawn as of July 31, 2025, are available to be used to refinance the Company’s 0.0% Convertible Notes, as discussed further below.
(b)On May 8, 2024, the Company completed an offering of $600.0 million aggregate principal amount of 6.50% senior notes due 2032 at par, and the net proceeds were used to fund the redemption of $600.0 million of outstanding 6.25% Notes due 2025 at par. The 6.50% Notes are unsecured senior obligations of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.
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
(c)On July 2, 2025, the Company completed an offering of $500.0 million aggregate principal amount of 5.625% senior notes due 2030 at par, in a private placement conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. The 5.625% Notes were issued under an indenture dated July 2, 2025 (the “5.625% Indenture”) between the Company and U.S. Bank Trust Company, National Association, as Trustee. The 5.625% Notes are senior unsecured obligation of the Company and are guaranteed by certain of the Company’s domestic subsidiaries.
The Company will pay interest on the 5.625% Notes on January 15 and July 15 of each year commencing on January 15, 2026, and the 5.625% Notes will mature on July 15, 2030. The 5.625% Notes are redeemable, in whole or in part, at any time on or after July 15, 2027 at the redemption prices specified in the 2025 Indenture dated as of July 2, 2025 (the “2025 Indenture”) plus accrued and unpaid interest. Prior to July 15, 2027, the Company may redeem some or all of the 5.625% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium as specified in the 2025 Indenture. In addition, prior to July 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the 5.625% Notes with an amount not to exceed the net cash proceeds from certain equity offerings at the redemption price of 105.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The 5.625% Notes are senior unsecured obligations of the

Company and rank equally in right of payment with existing and future senior indebtedness of the Company and the guarantors (as defined in the 2025 Indenture).
The 2025 Indenture requires that, upon the occurrence of a Change of Control Repurchase Event (as defined in the 2025 Indenture), the Company shall offer to purchase all of the outstanding Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the 5.625% Notes, plus accrued and unpaid interest. If the Company or certain of its subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such assets sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the 5.625% Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount, plus accrued and unpaid interest.
The 2025 Indenture contains covenants that, among other things, restrict the ability of the Company and the guarantors to incur liens on assets; merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets or engage in Sale and Leaseback Transactions (as defined in the 2025 Indenture). The 2025 Indenture does not contain any financial maintenance covenants. Certain of the covenants will not apply to the 5.625% Notes so long as the 5.625% Notes have investment grade ratings from two specified rating agencies and no event of default has occurred and is continuing under the 2025 Indenture. The 2025 Indenture includes customary events of default, including failure to make payment, failure to comply with the obligations set forth in the 2025 Indenture, certain defaults on certain other indebtedness, certain events of bankruptcy, insolvency or reorganization, and invalidity of the guarantees of the 5.625% Notes issued pursuant to the 2025 Indenture.
(d)On December 18, 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 in a private placement conducted pursuant to Rule 144A of the Securities Act of 1933, as amended (the “0.0% Convertible Notes”). The 0.0% Convertible Notes were issued under an indenture dated December 18, 2020 (the “Convertible Indenture”) between the Company and U.S. Bank National Association, as Trustee. The 0.0% Convertible Notes do not bear regular interest and the principal amount does not accrete. The 0.0% Convertible Notes mature on January 1, 2026, unless earlier repurchased, redeemed or converted.
On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which the Company recorded within gain (loss) on disposal of fixed assets and other, net on its Consolidated Statements of Operations during the year ended July 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding, which is reflected within long-term debt due within one year as of July 31, 2025 given the maturity date of January 1, 2026. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, are undrawn as of July 31, 2025, and are available to be used to refinance the Company’s 0.0% Convertible Notes.
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
The initial conversion rate was 2.4560 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $407.17 per share, and is subject to adjustment upon the occurrence of certain specified events as described in the Convertible Indenture, including the payment of cash dividends. As of July 31, 2025, the conversion rate of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was 2.8527 shares per $1,000 principal amount of notes (the “Conversion Rate”), which represents a conversion price of $350.54 per share (the “Conversion Price”). The principal amount of the 0.0% Convertible Notes is required to be settled in cash. The Company will settle the in the money component of conversions by paying cash, delivering shares of its common stock, or a combination of the two, at its option.
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
(e)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement which was originally dated as of November 12, 2013, by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank (“TD”), as administrative agent. On April 14, 2023, the WB Partnerships along with other parties to the original agreement entered into the Second Amended and Restated Credit Agreement (as amended, the “Whistler Credit Agreement”). The amended Whistler Credit Agreement (i) extended the maturity date of the revolving credit facility to April 14, 2028; (ii) contained customary LIBOR replacement language for the use of rates based on SOFR with regard to borrowings under the facility made in U.S. dollars; and (iii) contained customary forward-looking transition language for the Canadian Dollar Offered Rate (“CDOR”) with regard to borrowings under the facility made in Canadian dollars, including, but not limited to, the use of rates based on the Canadian Overnight Repo Rate Average (“CORRA”), which is a measure of the cost of overnight general collateral funding using Government of Canada treasury bills and bonds as collateral for repurchase transactions, and for which such transition occurred in June 2024. On June 27, 2024, TD issued a notice of benchmark replacement and the implementation of benchmark replacement confirming changes. This notice established the CDOR replacement as the Adjusted Term CORRA, which is the sum of (i) Term CORRA and (ii) 0.29547% for an available tenor of one-month’s duration, and 0.32138% for an available tenor of three months’ duration, provided that, if the Adjusted Term CORRA as so determined shall ever be less than a floor of 0.00%, then the Adjusted Term CORRA shall be deemed to be 0.00%. No other significant terms of the agreement were amended. As of July 31, 2025, consisting of a C$300.0 million credit facility, under which there were no borrowings. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total commitment from C$300.0 million to C$250.0 million. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2025 is equal to 0.39% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
(f)In September 2019, in conjunction with the acquisition of Peak Resorts, Inc. (“Peak Resorts”), the Company assumed various secured borrowings (the “EPR Secured Notes”) under the master credit and security agreements and other related agreements, as amended, (collectively, the “EPR Agreements”) with EPT Ski Properties, Inc. and its affiliates (“EPR”). The EPR Secured Notes include the following:
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2025, interest on this note accrued at a rate of 12.07%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2025, interest on this note accrued at a rate of 11.58%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2025, interest on this note accrued at a rate of 11.58%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2025, interest on this note accrued at a rate of 12.69%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2025, interest on this note accrued at a rate of 9.35%.
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
(g)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to SOFR plus 0% to 0.20% (4.36% to 4.56% as of July 31, 2025).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2025 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(h)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Park City Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Park City Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Park City Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Park City Lease. The obligation at July 31, 2025 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10%, and includes accumulated accreted interest expense of approximately $69.5 million.
(i)On August 3, 2022 in conjunction with the acquisition of Andermatt-Sedrun (see Note 7, Acquisitions), the Company assumed the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 (the “NRP Loan”), with an initial principal balance of CHF 40.0 million. Amounts outstanding under the NRP Loan bear interest at 0.63% per annum until the maturity date, which is September 30, 2036, with semi-annual required payments of principal amortization and accrued interest. In addition, the NRP Loan agreement includes restrictive covenants requiring certain minimum financial results (as defined in the agreement).
(j)During the year ended July 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb. The leases have a term of 20 years with no renewal options. The obligation at July 31, 2025 represents future lease payments for the remaining period of the initial 20 year term of the lease (including annual increases at the floor of 3%) discounted using an interest rate of 6.95%.
(k)During the year ended July 31, 2019, the Company completed two real estate sales transactions that were accounted for as financing arrangements as a result of the Company’s continuing involvement with the underlying assets that were sold. The Company received approximately $17.3 million of proceeds for these sales transactions through the year ended July 31, 2025, which are reflected within long-term debt, net.
(l)In connection with the various business combinations, the Company estimated the acquisition date fair values of certain debt instruments assumed, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, as appropriate, which are amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.
(m)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2025 reflected by fiscal year are as follows (in thousands):

Total
2026	$600,039
2027	67,965
2028	56,948
2029	770,427
2030	507,282
Thereafter	1,191,344
Total debt	$3,194,005
The Company recorded interest expense of $171.6 million, $164.6 million and $155.4 million for the years ended July 31, 2025, 2024 and 2023, respectively, of which $6.2 million, $6.3 million and $6.7 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.0 million, $(4.1) million and $(2.9) million of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2025, 2024 and 2023, respectively, on its Consolidated Statements of Operations. During the year ended July 31, 2025, Whistler Blackcomb repaid $25.7 million of the outstanding principal on the intercompany loan and as of July 31, 2025, the remaining balance of the intercompany loan was $6.4 million.
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
8.    Supplementary Balance Sheet Information
The composition of other current assets follows (in thousands):

	July 31,
	2025	2024
Prepaid expenses	$58,089	$51,519
Other	35,734	18,639
Other current assets	$93,823	$70,158
The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2025	2024
Land and land improvements	$804,667	$804,410
Buildings and building improvements	1,712,138	1,684,208
Machinery and equipment	2,117,865	1,987,458
Furniture and fixtures	349,921	318,974
Software	189,982	164,919
Vehicles	96,504	92,420
Construction in progress	114,357	106,016
Gross property, plant and equipment	5,385,434	5,158,405
Accumulated depreciation	(3,010,780)	(2,739,875)
Property, plant and equipment, net	$2,374,654	$2,418,530
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2025, 2024 and 2023 totaled $292.2 million, $274.4 million and $264.1 million, respectively.

The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2025 and 2024 (in thousands):

	July 31,
	2025	2024
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	70,209	70,310
Machinery and equipment	85,200	85,416
Gross property, plant and equipment	236,455	236,772
Accumulated depreciation	(116,722)	(107,740)
Property, plant and equipment, net	$119,733	$129,032
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2025	2024
Goodwill
Goodwill	$1,718,257	$1,721,017
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	$1,675,215	$1,677,975

Indefinite-lived intangible assets
Trademarks	$236,002	$235,858
Other	41,072	41,081
Total gross indefinite-lived intangible assets	277,074	276,939
Accumulated amortization	(24,713)	(24,751)
Indefinite-lived intangible assets, net	$252,361	$252,188
Amortizable intangible assets
Trademarks	$38,008	$38,008
Other	71,120	71,198
Total gross amortizable intangible assets	109,128	109,206
Accumulated amortization	(62,992)	(58,859)
Amortizable intangible assets, net	46,136	50,347
Total gross intangible assets	386,202	386,145
Total accumulated amortization	(87,705)	(83,610)
Total intangible assets, net	$298,497	$302,535
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2025, 2024 and 2023 totaled $4.2 million, $4.7 million and $5.1 million, respectively, and is estimated to be approximately $2.0 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2025 and 2024 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2023	$1,675,338	$45,006	$1,720,344
Acquisition (including measurement period adjustments)	2,796	—	2,796
Effects of changes in foreign currency exchange rates	(45,165)	—	(45,165)
Balance at July 31, 2024	1,632,969	45,006	1,677,975
Acquisition	25	—	25
Effects of changes in foreign currency exchange rates	(2,785)	—	(2,785)
Balance at July 31, 2025	$1,630,209	$45,006	$1,675,215
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2025	2024
Trade payables	$139,976	$141,246
Deferred revenue	602,117	575,766
Accrued salaries, wages and deferred compensation	59,779	43,269
Accrued benefits	64,869	60,940
Deposits	42,284	44,500
Operating lease liabilities	34,883	32,611
Other accruals	112,757	102,467
Total accounts payable and accrued liabilities	$1,056,665	$1,000,798
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

	Estimated Fair Value Measurement as of July 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$80,576	$80,576	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$65,962	$—	$65,962	$—
Liabilities:
Contingent Consideration	$93,300	$—	$—	$93,300

	Estimated Fair Value Measurement as of July 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$896	$896	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$101,989	$—	$101,989	$—
Interest Rate Swaps	$2,343	$—	$2,343	$—
Liabilities:
Contingent Consideration	$104,200	$—	$—	$104,200
The Company’s cash equivalents, restricted cash, other current assets and interest rate swaps are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data. The interest rate swaps expired on September 23, 2024 and therefore had no estimated fair value as of July 31, 2025. The estimated fair value of the interest rate swaps was included within other current assets on the Company’s Consolidated Balance Sheet as of July 31, 2024.
The changes in Contingent Consideration during the years ended July 31, 2025 and 2024 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2023	$73,300
Payment	(17,057)
Change in estimated fair value	47,957
Balance as of July 31,2024	104,200
Payment	(20,279)
Change in estimated fair value	9,379
Balance as of July 31, 2025	$93,300
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
The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the estimated fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the estimated fair value within the range of approximately $13.6 million to $18.5 million.
During the year ended July 31, 2025, the Company made a payment to the landlord for Contingent Consideration of approximately $20.3 million and recorded an increase in the liability of approximately $9.4 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2025, which is partially offset by the impact of an increase in expected capital expenditures at Park City during the years ending July 31, 2025 and 2026. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $93.3 million, which is reflected in accounts payable and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of July 31, 2025.
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
U.S. and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2025	2024	2023
U.S.	$282,244	$220,067	$214,870
Foreign	120,153	119,688	155,546
Income before income taxes	$402,397	$339,755	$370,416

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2025	2024
Deferred income tax liabilities:
Fixed assets	$155,279	$200,197
Intangible assets	174,587	160,002
Operating lease right of use assets	57,454	61,730
Other	23,033	18,773
Total	410,353	440,702
Deferred income tax assets:
Canyons obligation	18,672	18,813
Stock-based compensation	9,438	9,110
Investment in Partnerships	3,797	5,097
Deferred compensation and other accrued benefits	8,143	11,339
Contingent Consideration	18,190	25,251
Net operating loss carryforwards and other tax credits	24,943	20,082
Operating lease liabilities	59,304	64,550
Other, net	29,844	28,917
Total	172,331	183,159
Valuation allowance for deferred income taxes	(13,225)	(15,553)
Deferred income tax assets, net of valuation allowance	159,106	167,606
Net deferred income tax liability	$251,247	$273,096
The components of deferred income taxes recognized in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2025	2024
Deferred income tax asset	$794	$3,693
Deferred income tax liability	252,041	276,789
Net deferred income tax liability	$251,247	$273,096
Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2025	2024	2023
Current:
Federal	$69,449	$44,218	$17,332
State	23,374	10,444	6,731
Foreign	32,550	31,412	40,117
Total current	125,373	86,074	64,180
Deferred:
Federal	(16,351)	6,185	23,303
State	(2,364)	(574)	1,273
Foreign	(2,237)	1,091	(1,120)
Total deferred	(20,952)	6,702	23,456
Provision for income taxes	$104,421	$92,776	$87,636

A reconciliation of the income tax provision for continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2025	2024	2023
At U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.1%	2.9%	2.2%
Change in uncertain tax positions	(0.1)%	0.1%	(1.5)%
Stock-based compensation	0.3%	0.4%	0.7%
Noncontrolling interests	(0.9)%	(1.0)%	(1.0)%
Foreign taxes	2.5%	3.6%	3.2%
Taxes related to prior year filings	(0.7)%	0.3%	(0.1)%
Other	(0.3)%	—%	(0.8)%
Effective tax rate	25.9%	27.3%	23.7%
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2025	2024	2023
Balance, beginning of year	$50,988	$51,680	$62,909
Additions for tax positions of prior years	10,703	10,866	11,025
Lapse of statute of limitations	(11,415)	(11,558)	(22,254)
Balance, end of year	$50,276	$50,988	$51,680
As of July 31, 2025, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets.
As of July 31, 2025, the Company had recorded $50.3 million of uncertain tax positions as well as $6.5 million of accrued interest and penalties. During the year ended July 31, 2025, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $11.4 million, which was partially offset with an increase to the uncertain tax position of $10.7 million. The Company also had additional net interest expense of $0.4 million from a net increase in accrued interest and penalties during the year ended July 31, 2025. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2026, due to the lapse of the statute of limitations.
The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, Canada and Switzerland. The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years 2020 through the current period. The Company’s Australian and Canadian income tax returns are generally subject to examination for the tax years 2019 through the current period, and Swiss income tax returns are generally subject to examination for the tax years 2019 through the current period. Additionally, to the extent the Company has NOLs that have been carried back or are available for carryforward, the tax years to which the NOL was carried back or in which the NOL was generated may still be adjusted by the taxing authorities to the extent the NOLs are utilized.
The Company has NOL carryforwards totaling $124.4 million, primarily comprised of $18.8 million of federal and state NOLs that will expire beginning July 31, 2034 and non-U.S. NOLs of $105.6 million (for which a portion will begin expiring July 31, 2025). In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2025, the Company has recorded a valuation allowance of $9.2 million on non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. The Company has also recorded a valuation allowance of $4.0 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.

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
On July 4, 2025, the U.S. government enacted, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”). The OBBBA maintains the 21% corporate tax rate and makes permanent many of the provisions from the Tax Cuts and Jobs Act of 2017 which had expired or were expiring. These provisions include more favorable interest deductibility and the permanent extension of 100% bonus depreciation on capital expenditures. The impacts of OBBBA are not anticipated to be material based on current operations, however the Company will continue to evaluate any future impacts to the Consolidated Financial Statements.
11.    Commitments and Contingencies
Guarantees/Indemnifications
As of July 31, 2025, the Company had various letters of credit outstanding totaling $95.8 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $36.0 million primarily for workers’ compensation, a wind energy purchase agreement and insurance-related deductibles, as well as other standby letters of credit. The Company also had surety bonds of $11.2 million as of July 31, 2025, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2095. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2025, 2024 and 2023, the Company recorded lease expense (including for the lease obligations discussed above), excluding executory costs, related to these agreements of $74.9 million, $71.7 million and $71.3 million, respectively, which is included on the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and reasonably estimable losses. As of July 31, 2025 and 2024, the accruals for such loss contingencies were not material individually or in the aggregate.
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
The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property). The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (the “CODM”), who monitors Reported EBITDA compared to budget and prior comparable periods at the segment level to assess segment performance and make decisions regarding the investment of capital allocation of resources. The Company’s CODM is the Chief Executive Officer. We believe Reported EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents key financial information by reportable segment (in thousands):

	Year ended July 31,
	2025	2024	2023
Net revenue:
Mountain	$2,629,873	$2,544,370	$2,540,906
Lodging	334,039	336,117	340,393
Total Resort net revenue	2,963,912	2,880,487	2,881,299
Real Estate	435	4,704	8,065
Total net revenue	$2,964,347	$2,885,191	$2,889,364
Segment operating expense:
Mountain
Labor and labor-related benefits	$760,955	$731,153	$744,613
Retail cost of sales	97,289	107,093	118,717
Resort related fees	111,830	110,113	104,797
General and administrative	373,404	350,788	325,903
Other (1)	468,973	444,204	424,911
Total Mountain operating expense	1,812,451	1,743,351	1,718,941
Lodging
Labor and labor-related benefits	138,041	139,840	148,915
General and administrative	60,310	59,239	63,562
Reimbursed payroll costs	14,290	16,287	17,251
Other (1)	98,603	97,733	98,398
Total Lodging operating expense	311,244	313,099	328,126
Total Resort operating expense	2,123,695	2,056,450	2,047,067
Real Estate
Cost of sales	—	3,607	5,146
Other (1)	6,213	5,907	5,489
Total Real Estate operating expense	6,213	9,514	10,635
Total segment operating expense	$2,129,908	$2,065,964	$2,057,702
Gain on sale of real property	$24,404	$6,285	$842
Mountain equity investment income, net	$3,919	$1,053	$605
Reported EBITDA:
Mountain	$821,341	$802,072	$822,570
Lodging	22,795	23,018	12,267
Resort	844,136	825,090	834,837
Real Estate	18,626	1,475	(1,728)
Total Reported EBITDA	$862,762	$826,565	$833,109
Real estate held for sale or investment	$87,853	$86,548	$90,207
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$280,004	$231,105	$265,825
Net income attributable to noncontrolling interests	17,972	15,874	16,955
Net income	297,976	246,979	282,780
Provision for income taxes	104,421	92,776	87,636
Income before provision for income taxes	402,397	339,755	370,416
Depreciation and amortization	296,437	279,073	269,178
(Gain) loss on disposal of fixed assets and other, net	(6,933)	9,633	9,070
Change in estimated fair value of contingent consideration	9,379	47,957	49,836
Investment income and other, net	(10,126)	(18,592)	(23,744)
Foreign currency (gain) loss on intercompany loans	(20)	4,140	2,907
Interest expense, net	171,628	164,599	155,446
Total Reported EBITDA	$862,762	$826,565	$833,109
(1) Other segment operating expense primarily includes cost of sales, fuel, supplies, repairs and maintenance, professional services, rent, utilities and property taxes. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.

Geographic Information
Net revenue and long-lived assets, excluding financial instruments and deferred tax assets, by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2025	2024	2023
U.S.	$2,423,245	$2,386,749	$2,366,342
International (1)	541,102	498,442	523,022
Total net revenue	$2,964,347	$2,885,191	$2,889,364

		July 31,
Long-lived assets		2025	2024
U.S.		$2,796,107	$2,856,969
International (2)		1,931,194	1,923,950
Total long-lived assets		$4,727,301	$4,780,919
(1) The only individual international country (i.e. except the U.S.) to account for more than 10% of the Company’s net revenue was Canada. Canada accounted for $335.3 million, $326.2 million and $321.7 million of net revenue for the year ended July 31, 2025, 2024 and 2023, respectively.
(2) The only individual international country to account for more than 10% of the Company’s long-lived assets was Canada. Canada accounted for $1,350.7 million and $1,372.7 million of long-lived assets as of July 31, 2025 and 2024, respectively.
13.    Share Repurchase Program
On March 9, 2006, the Company’s Board approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024, and June 4, 2025 the Company’s Board increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. During the years ended July 31, 2025, 2024 and 2023, the Company repurchased 1,690,503, 721,378 and 2,182,594 Vail Shares, respectively (at a total cost of $270.0 million, $150.0 million and $500.0 million, respectively, excluding accrued excise tax, as discussed further below). Since inception of this stock repurchase program through July 31, 2025, the Company has repurchased 11,060,183 shares at a cost of approximately $1,399.4 million. As of July 31, 2025, 1,539,817 Vail Shares remained available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
On August 16, 2022 the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of estimated share issuances) made after December 31, 2022. As a result, the Company accrued approximately $2.6 million and $1.4 million of excise tax in connection with the share repurchases it completed during the years ended July 31, 2025 and 2024, respectively, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets as of July 31, 2025 and 2024.
14.    Stock Compensation Plan
On December 5, 2024 (the “Effective Date”), the stockholders of the Company approved the Vail Resorts, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”), a copy of which is attached hereto as Exhibit 10.25. A description of the material terms of the 2024 Plan was included in the Company’s definitive proxy statement relating to the Annual Meeting as filed with the Securities and Exchange Commission on October 23, 2024. The 2024 Plan superseded the Company’s previously approved incentive plans, including the Company’s 2015 Omnibus Incentive Plan (“2015 Plan”) and Amended and Restated 2002 Long-Term Incentive and Share Award Plan (“2002 Plan”). As of the Effective Date, no awards shall be granted under the 2015 Plan or 2002 Plan. The number of shares, if any, that are subject to Awards issued under the 2015 Plan or 2002 Plan that are forfeited, canceled, terminated, or surrendered on or after the Effective Date shall be extinguished and unavailable for Awards under the 2024 Plan, the 2015 Plan, or 2002 Plan.

Under the 2024 Plan, up to 1.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board. All share-based awards (except for restricted shares and restricted share units) granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees (except those granted to non-employee members of the Board of the Company) under the Plan. At July 31, 2025, approximately 1.5 million share-based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2025, 2024 and 2023 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year ended July 31,
	2025	2024	2023
Expected volatility	30.0%	30.0%	30.0%
Expected dividend yield	4.8%	3.4%	3.2%
Expected term (average in years)	6.7-7.0	6.4-6.7	6.5-6.8
Risk-free rate	4.0-4.7%	4.0-5.4%	2.7-3.0%
The Company records actual forfeitures related to unvested awards upon employee terminations.
A summary of aggregate SARs award activity under the Plan as of July 31, 2025, 2024 and 2023, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2022	679	$241.13
Granted	176	$220.73
Exercised	(92)	$222.14
Forfeited or expired	(53)	$280.09
Outstanding at July 31, 2023	710	$235.69
Granted	181	$226.71
Exercised	(15)	$197.88
Forfeited or expired	(125)	$244.56
Outstanding at July 31, 2024	751	$232.81
Granted	262	$183.67
Exercised	(77)	$122.21
Forfeited or expired	(66)	$219.62
Outstanding at July 31, 2025	870	$228.59	6.5 years	$7,861
Vested and expected to vest at July 31, 2025	856	$229.20	6.5 years	$7,437
Exercisable at July 31, 2025	606	$244.54	5.5 years	$—

The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2025, 2024 and 2023 was $41.96, $60.03 and $55.37, respectively. The total intrinsic value of SARs exercised during the years ended July 31, 2025, 2024 and 2023 was $3.6 million, $0.5 million and $3.0 million, respectively. The Company had 219,000, 119,000 and 120,000 SARs that vested during the years ended July 31, 2025, 2024 and 2023, respectively. These awards had total estimated fair values of $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting), $0.9 million and $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting) at the date of vesting for the years ended July 31, 2025, 2024 and 2023, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2025 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2024	253	$60.73
Granted	262	$41.96
Vested	(219)	$54.65
Forfeited	(32)	$50.77
Nonvested at July 31, 2025	264	$48.36
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2025 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2024	194	$212.14
Granted	172	$162.05
Vested	(116)	$213.19
Forfeited	(37)	$184.26
Nonvested at July 31, 2025	213	$176.07
The Company granted 172,000 restricted share units during the year ended July 31, 2025 with a weighted-average grant-date estimated fair value of $162.05. The Company granted 132,000 restricted share units during the year ended July 31, 2024 with a weighted-average grant-date estimated fair value of $204.68. The Company granted 127,000 restricted share units during the year ended July 31, 2023 with a weighted-average grant-date estimated fair value of $199.14. The Company had 116,000, 80,000 and 63,000 restricted share units that vested during the years ended July 31, 2025, 2024 and 2023, respectively. These units had a total estimated fair value of $20.0 million, $18.4 million and $13.3 million at the date of vesting for the years ended July 31, 2025, 2024 and 2023, respectively.
As of July 31, 2025, there was $30.4 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $17.9 million, $10.5 million and $2.0 million of expense is expected to be recognized in the years ending July 31, 2026, 2027 and 2028, respectively, assuming no share-based awards are granted in the future or forfeited. The tax benefit realized or expected to be realized from SARs exercised and restricted stock units vested was $1.1 million, $0.8 million and $2.5 million for the years ended July 31, 2025, 2024 and 2023, respectively.
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
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2025, 2024 and 2023 was $11.0 million, $10.8 million and $9.8 million, respectively.
16.    Revision of Previously Issued Consolidated Financial Statements
As disclosed in Note 2, during the year ended July 31, 2025, the Company identified errors to the Consolidated Financial Statements for the years ended July 31, 2024 and July 31, 2023 relating to the misapplication of the interest method in the accounting for the EPR Secured Notes and its accounting for certain completed capital projects. Although the Company concluded that these errors were not material, either individually or in the aggregate, to its current or previously issued Consolidated Financial Statements, the Company elected to revise its previously issued Consolidated Financial Statements to correct the errors. In conjunction with the revision, the Company is also correcting for other previously identified immaterial errors that were previously corrected for as out of period adjustments in the period of identification.
Due to certain errors originating prior to the year ended July 31, 2023, the opening retained earnings balance as of August 1, 2022 was understated by $12.0 million, primarily due to the impact of $6.9 million of non-cash interest expense that should have been recorded in prior periods.
The revisions include corrections of previously identified errors to the Consolidated Balance Sheets for operating lease liabilities and right of use assets and adjustments to the income tax payable and income tax receivable for items identified during its reconciliation of completed income tax returns to its income tax provision that impacted jurisdictional netting. The accompanying Consolidated Statements of Cash Flows have been revised to correct a misclassification between operating and financing activities related to interest on finance lease obligations, and to reflect changes related to the items discussed above.
There were no other changes to the Consolidated Statements of Stockholders’ Equity that have not otherwise been reflected in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income or described above. The following tables present the revisions to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for the years ended July 31, 2024 and July 31, 2023 (in thousands, except per share amounts):

	July 31, 2024
Consolidated Balance Sheets	As Reported	Adjustment	As Revised
Other current assets	$79,558	$(9,400)	$70,158
Total current assets	911,361	(9,400)	901,961
Property, plant and equipment, net (Note 8)	2,422,635	(4,105)	2,418,530
Operating right-of-use assets (Note 4)	256,627	1,641	258,268
Total assets	5,698,437	(11,864)	5,686,573
Income taxes payable	55,358	(8,930)	46,428
Long-term debt due within one year (Note 6)	57,153	2,161	59,314
Total current liabilities	1,113,309	(6,769)	1,106,540
Long-term debt, net (Note 6)	2,721,597	9,895	2,731,492
Operating lease liabilities (Note 4)	233,465	1,641	235,106
Deferred income taxes, net (Note 10)	279,815	(3,026)	276,789
Total liabilities	4,659,954	1,741	4,661,695
Retained earnings	780,431	(13,605)	766,826
Total Vail Resorts, Inc. stockholders’ equity	723,537	(13,605)	709,932
Total stockholders’ equity	1,038,483	(13,605)	1,024,878
Total liabilities and stockholders’ equity	$5,698,437	$(11,864)	$5,686,573

	Year Ended July 31, 2024
Consolidated Statements of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(276,493)	$(2,580)	$(279,073)
Income from operations	491,429	(2,580)	488,849
Interest expense, net	(161,839)	(2,760)	(164,599)
Income before provision for income taxes	345,095	(5,340)	339,755
Provision for income taxes (Note 10)	(98,816)	6,040	(92,776)
Net income	246,279	700	246,979
Net income attributable to Vail Resorts, Inc.	230,405	700	231,105
Basic net income per share attributable to Vail Resorts, Inc.	$6.08	$0.02	$6.10
Diluted net income per share attributable to Vail Resorts, Inc.	$6.07	$0.02	$6.09

	Year Ended July 31, 2024
Consolidated Statements of Comprehensive Income	As Reported	Adjustment	As Revised
Net income	$246,279	$700	$246,979
Comprehensive income	167,746	700	168,446
Comprehensive income attributable to Vail Resorts, Inc.	$173,475	$700	$174,175

	Year Ended July 31, 2024
Consolidated Statements of Cash Flows	As Reported	Adjustment	As Revised
Net income	$246,279	$700	$246,979
Depreciation and amortization	276,493	2,580	279,073
Deferred income taxes, net	12,095	(5,393)	6,702
Other non-cash (income), net	(7,754)	5,009	(2,745)
Income taxes payable	(42,794)	(648)	(43,442)
Net cash provided by operating activities	586,774	2,248	589,022
Other financing activities, net	(39,620)	(2,248)	(41,868)
Net cash (used in) financing activities	$(574,788)	$(2,248)	$(577,036)

	Year Ended July 31, 2023
Consolidated Statements of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(268,501)	$(677)	$(269,178)
Income from operations	505,097	(677)	504,420
Interest expense, net	(153,022)	(2,424)	(155,446)
Income before provision for income taxes	373,517	(3,101)	370,416
Provision for income taxes (Note 10)	(88,414)	778	(87,636)
Net income	285,103	(2,323)	282,780
Net income attributable to Vail Resorts, Inc.	268,148	(2,323)	265,825
Basic net income per share attributable to Vail Resorts, Inc.	$6.76	$(0.06)	$6.70
Diluted net income per share attributable to Vail Resorts, Inc.	$6.74	$(0.05)	$6.69

	Year Ended July 31, 2023
Consolidated Statements of Comprehensive Income	As Reported	Adjustment	As Revised
Net income	$285,103	$(2,323)	$282,780
Comprehensive income	263,355	(2,323)	261,032
Comprehensive income attributable to Vail Resorts, Inc.	$246,867	$(2,323)	$244,544

	Year Ended July 31, 2023
Consolidated Statements of Cash Flows	As Reported	Adjustment	As Revised
Net income	$285,103	$(2,323)	$282,780
Depreciation and amortization	268,501	677	269,178
Deferred income taxes, net	24,065	(609)	23,456
Other non-cash (income), net	(4,687)	547	(4,140)
Net cash provided by operating activities	639,563	(1,708)	637,855
Other financing activities, net	(21,983)	1,708	(20,275)
Net cash (used in) financing activities	$(915,708)	$1,708	$(914,000)
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
Changes in Internal Control Over Financial Reporting
On May 2, 2024, we completed our acquisition of Crans-Montana. Crans-Montana was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of July 31, 2024 did not include certain elements of the internal controls of Crans-Montana. However, as of July 31, 2025, Crans-Montana is now included within our assessment of and conclusion on the effectiveness of our internal control over financial reporting.
Excluding the addition of Crans-Montana, there were no changes in the Company’s internal control over financial reporting during the year ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.OTHER INFORMATION.
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2025, the following directors or executive officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our common stock that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangements”:

					Plans
Name (1)	Title	Action	Adoption/ Termination Date	Expiration Date	Rule 10b5-1	Non-Rule 10b5-1	Aggregate Number of Securities to be Purchased or Sold
William Rock	President, Mountain Division	Termination	June 9, 2025	September 25, 2025	X		2,112
(1)On June 9, 2025, William Rock, the Company’s President, Mountain Division, terminated his pre-existing trading plan (adopted March 13, 2025), which provided for the sale of up to 2,112 shares underlying share appreciation rights

(awarded on September 25, 2015 and expiring on September 25, 2025), with an initial expiration date of September 25, 2025.
Whistler Credit Agreement
On September 24, 2025, we entered into the First Amending Agreement to the Whistler Credit Agreement (the “Amendment”). The Amendment (i) extended the maturity date to September 24, 2030; (ii) reduced the total commitment from C$300.0 million to C$250.0 million; (iii) amended the financial reporting covenants to provide that Whistler Blackcomb Holdings, Inc. deliver unaudited, rather than audited, consolidated yearly financial statements; (iv) with regard to available interest rates for borrowings under the facility, replaced existing Canadian Dollar Offered Rate (“CDOR”) provisions with Canadian Overnight Repo Rate Average ("CORRA") provisions to address the discontinuation of CDOR which occurred in June 2024; and (v) incorporated contractual recognition of EU bail-in clauses, and (vi) required interest payments be payable monthly, rather than quarterly, on Prime Rate and Base Rate Advances. No other significant terms of the agreement were amended.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.20 hereto and is incorporated by reference herein.
ITEM 9C.    DISCLOSURE REPORTING REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
We expect to file with the SEC in October 2025 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2025.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management” and “Corporate Governance.”
ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders under the section entitled “Executive Compensation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”
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
4.4
Indenture, dated July 2, 2025, by and among Vail Resorts, Inc., the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of Form 8-K of Vail Resorts, Inc., Filed on July 2, 2025).

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

10.9*	Severance Agreement, dated May 26, 2025 (Incorporated by reference to Exhibit 10.1 to the report on Form 8-K of Vail Resorts, Inc. filed on May 27, 2025) (File No. 001-09614).
10.10	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021 (File No. 001-09614).
10.11
Master Agreement of Lease, dated May 29, 2013, between VR CPC Holdings, Inc. and Talisker Canyons Leaseco LLC. (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on May 30, 2013) (File No. 001-09614).

10.12
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

Posted Exhibit Number	Description
10.14*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
10.15*
Form of Restricted Share Unit Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.17 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.16*
Form of Share Appreciation Rights Agreement (effective September 23, 2020) (Incorporated by reference to Exhibit 10.18 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2020) (File Number 001-09614).

10.17
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

10.18
First Amendment to the Ninth Amended and Restated Credit Agreement, dated as of January 27, 2025, between Vail Holdings, Inc., as borrower, Vail Resorts, Inc. and certain subsidiaries of Vail Resorts, Inc., as guarantors, and Bank of America, N.A., as administrative agent, on its own behalf and on the behalf of the Lenders party thereto. (Incorporated by reference to Exhibit 10.4 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2025) (File No. 001-09614).

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

10.20
First Amending Agreement to the Whistler Second Amended and Restated Senior Credit Agreement, dated as of September 24, 2025, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party hereto, the Financial Institutions named herein. The Toronto-Dominion Bank, as administrative agent, on its own behalf of the Lenders.

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

10.23
Form of Separation Agreement and General Release by and between Ryan Bennett and Vail Resorts, Inc. dated October 12, 2023 (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2023) (File No. 001-09614).

10.24*	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2025) (File No. 001-09614).
10.25*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2025) (File No. 001-09614).
10.26*	Vail Resorts, Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 9, 2024 (File No. 001-09614).
19.1
Vail Resorts, Inc. Fifth Amended and Restated Insider Trading Compliance Program. (Incorporated by reference to Exhibit 19.1 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2024) (File No. 001-09614).

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
97.1
Amended Executive Compensation Clawback Policy dated October 2, 2023. (Incorporated by reference to Exhibit 97.1 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2024) (File No. 001-09614).

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file as its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

Posted Exhibit Number	Description
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.
*Management contracts and compensatory plans and arrangements.

ITEM 16.FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2025		Vail Resorts, Inc.

	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 29, 2025		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 2025.

/s/ Robert A. Katz	Chief Executive Officer & Chairperson of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Angela A. Korch	Executive Vice President and Chief Financial Officer
Angela A. Korch	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Reginald Chambers
Reginald Chambers	Director

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ Iris Knobloch
Iris Knobloch	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ John T. Redmond
John T. Redmond	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary A. Schneider
Hilary A. Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ John F. Sorte
John F. Sorte	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director