Form 10-Q
period 2025-10-31
VAIL RESORTS INC
filed 2025-12-10
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of December 5, 2025, 35,775,575 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2025	July 31, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$581,465	$440,290	$403,768
Restricted cash	19,120	16,129	14,675
Accounts receivables, net (Note 6)	97,530	382,370	130,162
Inventories, net	154,378	117,178	152,943
Other current assets	195,115	93,823	143,108
Total current assets	1,047,608	1,049,790	844,656
Property, plant and equipment, net (Note 6)	2,380,418	2,374,654	2,430,760
Real estate held for sale or investment	85,222	87,853	85,317
Goodwill, net	1,664,522	1,675,215	1,671,080
Intangible assets, net	296,035	298,497	300,530
Operating right-of-use assets	236,527	242,485	256,102
Other assets	53,430	49,391	42,404
Total assets	$5,763,762	$5,777,885	$5,630,849
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,346,298	$1,056,665	$1,297,994
Income taxes payable	923	11,452	—
Long-term debt due within one year (Note 5)	589,744	599,509	59,205
Total current liabilities	1,936,965	1,667,626	1,357,199
Long-term debt, net (Note 5)	2,583,298	2,594,765	2,720,494
Operating lease liabilities	211,193	215,085	234,917
Other long-term liabilities	300,002	294,464	310,303
Deferred income taxes, net	264,256	252,041	276,661
Total liabilities	5,295,714	5,023,981	4,899,574
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,013, 46,945 and 46,922 shares issued, respectively	470	469	469
Additional paid-in capital	1,173,902	1,171,536	1,146,518
Accumulated other comprehensive loss	(61,727)	(57,889)	(71,436)
Retained earnings	452,097	718,662	510,426
Treasury stock, at cost, 11,060, 11,060 and 9,484 shares, respectively (Note 10)	(1,408,279)	(1,408,279)	(1,155,902)
Total Vail Resorts, Inc. stockholders’ equity	156,463	424,499	430,075
Noncontrolling interests	311,585	329,405	301,200
Total stockholders’ equity	468,048	753,904	731,275
Total liabilities and stockholders’ equity	$5,763,762	$5,777,885	$5,630,849
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Net revenue:
Mountain and Lodging services and other	$198,052	$187,050
Mountain and Lodging retail and dining	72,897	73,162
Resort net revenue	270,949	260,212
Real Estate	80	63
Total net revenue	271,029	260,275
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	273,069	266,264
Mountain and Lodging retail and dining cost of products sold	28,234	28,947
General and administrative	110,424	106,857
Resort operating expense	411,727	402,068
Real Estate operating expense	1,624	1,491
Total segment operating expense	413,351	403,559
Other operating (expense) income:
Depreciation and amortization	(73,117)	(71,544)
Gain on sale of real property	13,020	16,506
Change in estimated fair value of contingent consideration (Note 7)	(4,639)	(2,079)
Loss on disposal of fixed assets and other, net	(2,763)	(1,529)
Loss from operations	(209,821)	(201,930)
Mountain equity investment income, net	1,093	2,151
Investment income and other, net	3,023	2,493
Foreign currency loss on intercompany loans	(79)	(264)
Interest expense, net	(51,287)	(42,797)
Loss before benefit from income taxes	(257,071)	(240,347)
Benefit from income taxes	60,615	58,384
Net loss	(196,456)	(181,963)
Net loss attributable to noncontrolling interests	9,704	8,708
Net loss attributable to Vail Resorts, Inc.	$(186,752)	$(173,255)
Per share amounts (Note 4):
Basic net loss per share attributable to Vail Resorts, Inc.	$(5.20)	$(4.62)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(5.20)	$(4.62)
Cash dividends declared per share	$2.22	$2.22
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Net loss	$(196,456)	$(181,963)
Foreign currency translation adjustments	(8,396)	(3,854)
Change in estimated fair value of hedging instruments, net of tax	—	(1,755)
Comprehensive loss	(204,852)	(187,572)
Comprehensive loss attributable to noncontrolling interests	14,262	10,169
Comprehensive loss attributable to Vail Resorts, Inc.	$(190,590)	$(177,403)
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$766,826	$(1,135,685)	$709,932	$314,946	$1,024,878
Comprehensive loss:
Net loss	—	—	—	(173,255)	—	(173,255)	(8,708)	(181,963)
Foreign currency translation adjustments	—	—	(2,393)	—	—	(2,393)	(1,461)	(3,854)
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive loss						(177,403)	(10,169)	(187,572)
Stock-based compensation expense	—	6,691	—	—	—	6,691	—	6,691
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,783)	—	—	—	(5,783)	—	(5,783)
Repurchases of common stock (Note 10)	—	—	—	—	(20,217)	(20,217)	—	(20,217)
Dividends (Note 4)	—	—	—	(83,145)	—	(83,145)	—	(83,145)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,577)	(3,577)
Balance, October 31, 2024	$469	$1,146,518	$(71,436)	$510,426	$(1,155,902)	$430,075	$301,200	$731,275

Balance, July 31, 2025	$469	$1,171,536	$(57,889)	$718,662	$(1,408,279)	$424,499	$329,405	$753,904
Comprehensive loss:
Net loss	—	—	—	(186,752)	—	(186,752)	(9,704)	(196,456)
Foreign currency translation adjustments	—	—	(3,838)	—	—	(3,838)	(4,558)	(8,396)
Total comprehensive loss						(190,590)	(14,262)	(204,852)
Stock-based compensation expense	—	6,242	—	—	—	6,242	—	6,242
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(3,876)	—	—	—	(3,875)	—	(3,875)
Dividends (Note 4)	—	—	—	(79,813)	—	(79,813)	—	(79,813)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,558)	(3,558)
Balance, October 31, 2025	$470	$1,173,902	$(61,727)	$452,097	$(1,408,279)	$156,463	$311,585	$468,048
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(196,456)	$(181,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,117	71,544
Stock-based compensation expense	6,242	6,691
Benefit from income taxes	(60,615)	(58,384)
Other non-cash income, net	(3,638)	(10,183)
Changes in assets and liabilities:
Accounts receivables, net	284,945	263,116
Inventories, net	(37,333)	(34,117)
Accounts payable and accrued liabilities	(20,205)	(12,863)
Deferred revenue	325,143	324,657
Income taxes payable	(19,028)	(41,959)
Other assets and liabilities, net	(36,229)	(43,791)
Net cash provided by operating activities	315,943	282,748
Cash flows from investing activities:
Capital expenditures	(71,673)	(71,017)
Other investing activities, net	—	11
Net cash used in investing activities	(71,673)	(71,006)
Cash flows from financing activities:
Repayments of borrowings under Vail Holdings Credit Agreement	(12,305)	(12,305)
Employee taxes paid for share award exercises	(3,875)	(5,783)
Dividends paid	(79,813)	(83,145)
Repurchases of common stock	—	(20,000)
Other financing activities, net	(4,988)	(11,393)
Net cash used in financing activities	(100,981)	(132,626)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	877	2,264
Net increase in cash, cash equivalents and restricted cash	144,166	81,380
Cash, cash equivalents and restricted cash:
Beginning of period	456,419	337,063
End of period	$600,585	$418,443

Non-cash investing activities:
Accrued capital expenditures	$29,396	$32,791
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
The Company’s mountain business and its lodging properties at or around the Company’s mountain resorts are seasonal in nature and typically experience their peak operating seasons from mid-December through mid-April in North America and Europe. The peak operating season at the Company’s Australian resorts, NPS concessioner properties and golf courses generally occurs from June to early October.
2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2025 was derived from audited financial statements.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes, 5.625% Notes and the 0.0% Convertible Notes (each as defined in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The fair value of the EPR Secured Notes and the NRP Loan (each as defined in Note 5, Long-Term Debt) have been estimated using analyses based on current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 5.625% Notes, 0.0% Convertible Notes, EPR Secured Notes and NRP Loan as of October 31, 2025 are presented below (in thousands):

	October 31, 2025
	Carrying Value	Fair Value
6.50% Notes	$600,000	$623,082
5.625% Notes	$500,000	$506,430
0.0% Convertible Notes	$525,000	$520,800
EPR Secured Notes	$114,162	$162,404
NRP Loan	$35,802	$28,268
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Revision of Previously Issued Consolidated Financial Statements — During the fourth quarter of fiscal 2025, the Company identified an immaterial error in its accounting for the EPR Secured Notes, which resulted in an understatement of non-cash interest expense, long-term debt due within one year and long-term debt, net as of and for the years ended July 31, 2024 and July 31, 2023. The Company also identified an immaterial error in its accounting for certain completed capital projects, which resulted in an understatement of depreciation expense and overstatement of property, plant and equipment, net as of and for the years ended July 31, 2024 and July 31, 2023. The Company evaluated the errors and concluded that they were not material, individually or in the aggregate, to its previously issued Consolidated Financial Statements.
To correct the immaterial errors, the Company elected to revise its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024. The revision also includes the correction of other previously identified immaterial errors in its Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024, which the Company had evaluated or recorded as out of period adjustments in prior periods. The Company had previously determined that these errors did not, individually or in the aggregate, result in a material error of its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2025, July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024. Further information regarding the errors and related revisions is included in Note 11, Revision of Previously Issued Consolidated Condensed Financial Statements.
The Company presented the revision of its previously issued Consolidated Financial Statements as of and for the year ended July 31, 2024 and as of and for the year ended July 31, 2023 in connection with the filing of its 2025 Annual Report on Form 10-K. The Company is presenting the revision of its previously issued unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024 in the accompanying unaudited Consolidated Financial Statements and related disclosures.
Recently Issued Accounting Standards
Standards Being Evaluated
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026). The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2026 and is in the process of evaluating the effect that the adoption of this standard will have on its financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which will expand the disclosures regarding a public entity’s expenses by providing disaggregation of certain costs and expenses. The ASU primarily requires that, for each interim and annual reporting period, an entity disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as other certain qualitative disclosures regarding costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal year ending July 31, 2028), and interim periods thereafter, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing of adoption.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity will start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and that the software will be used to perform the function intended. The ASU is effective for fiscal years beginning after December 15, 2027 (the Company’s fiscal year ending July 31, 2029) and interim reporting periods within those annual periods, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing of adoption.
Recently Adopted Standards
In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires reporting entities to provide enhanced segment disclosures, including disclosures regarding significant segment expenses, on an interim and annual basis. The Company adopted the standard for the year ended July 31, 2025. Refer to Note 12, Segment and Geographic Area Information.

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,
	2025	2024
Mountain net revenue:
Lift	$49,643	$40,423
Ski School	7,886	6,839
Dining	19,787	20,628
Retail/Rental	30,791	29,526
Other	77,132	75,880
Total Mountain net revenue	$185,239	$173,296
Lodging net revenue:
Owned hotel rooms	$28,447	$28,075
Managed condominium rooms	9,690	11,705
Dining	19,382	19,952
Golf	7,772	7,550
Other	16,583	16,501
	81,874	83,783
Payroll cost reimbursements	3,836	3,133
Total Lodging net revenue	$85,710	$86,916
Total Resort net revenue	$270,949	$260,212
Total Real Estate net revenue	80	63
Total net revenue	$271,029	$260,275
Contract Balances
Deferred revenue balances of a short-term nature were $927.3 million, $602.1 million and $901.6 million as of October 31, 2025, July 31, 2025, and October 31, 2024 respectively. For the three months ended October 31, 2025, the Company recognized approximately $53.3 million of revenue that was included in the deferred revenue balance as of July 31, 2025. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $97.4 million, $99.4 million and $102.9 million as of October 31, 2025, July 31, 2025 and October 31, 2024, respectively. As of October 31, 2025, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets and were $24.5 million, $6.6 million and $22.7 million as of October 31, 2025, July 31, 2025 and October 31, 2024, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products, and will be recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations.

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

Presented below is basic and diluted EPS for the three months ended October 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended October 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net loss per share:
Net loss attributable to Vail Resorts	$(186,752)	$(186,752)	$(173,255)	$(173,255)
Weighted-average shares outstanding	35,910	35,910	37,473	37,473
Effect of dilutive securities	—	—	—	—
Total shares	35,910	35,910	37,473	37,473
Net loss per share attributable to Vail Resorts	$(5.20)	$(5.20)	$(4.62)	$(4.62)
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 0.3 million for both the three months ended October 31, 2025 and 2024.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders. The Company is going to settle the remaining principal amount of the 0.0% Convertible Notes in cash. The Company uses the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments may be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeds their conversion price, then the Company will calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended October 31, 2025 and 2024, the price of Vail Resorts, Inc. common stock (“Vail Shares”) did not exceed the conversion price; therefore, there was no impact to diluted EPS during those periods.
Dividends
During both the three months ended October 31, 2025 and 2024, the Company paid cash dividends of $2.22 per share ($79.8 million and $83.1 million, respectively). On December 9, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on January 12, 2026 to stockholders of record as of December 30, 2025.

5.    Long-Term Debt
Long-term debt, net as of October 31, 2025, July 31, 2025 and October 31, 2024 is summarized as follows (in thousands):

	Maturity	October 31, 2025	July 31, 2025	October 31, 2024
Vail Holdings Credit Agreement term loan (a)	2029	$898,242	$910,547	$947,461
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.50% Notes	2032	600,000	600,000	600,000
5.625% Notes	2030	500,000	500,000	—
0.0% Convertible Notes (b)	2026	525,000	525,000	575,000
Whistler Credit Agreement revolver (c)	2030	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	35,802	37,109	36,155
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	376,281	374,864	370,573
Whistler Blackcomb employee housing leases	2042	26,986	27,416	27,577
Other	2025-2037	41,707	52,332	51,537
Total debt		3,170,755	3,194,005	2,775,040
Less: Unamortized premiums, discounts and debt issuance costs		(2,287)	(269)	(4,659)
Less: Current maturities (e)		589,744	599,509	59,205
Long-term debt, net		$2,583,298	$2,594,765	$2,720,494
(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement has a maturity date of April 24, 2029 for both the revolver facility, which was undrawn as of October 31, 2025, and the term loan facility, which had an outstanding balance of $898.2 million as of October 31, 2025. The term loan is subject to quarterly amortization of principal of approximately $12.3 million, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 2.10% as of October 31, 2025 (6.06% as of October 31, 2025). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.35% as of October 31, 2025). The Company was previously party to various interest rate swap agreements which hedged the cash flows associated with the SOFR-based variable interest rate component of $400.0 million in principal amount of its Vail Holdings Credit Agreement at an effective rate of 1.38%. These interest rate swaps expired on September 23, 2024.
On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million and provides for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans. On July 2, 2025, the Company reduced the delayed draw term loan commitment by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement. The remaining $275.0 million incremental term loan facility is available to be drawn upon at any time at the Company’s option, and any undrawn capacity within the $275.0 million facility will expire on January 27, 2026. While undrawn, any unused portion of the incremental term loan facility incurs a fee equal to 0.30% per annum. Any delayed draw term loan borrowings, upon funding, would be subject to the same interest and principal payment terms and the same maturity date as the outstanding borrowings under the term loan facility. No other material terms of the Vail Holdings Credit Agreement were amended. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit loan facility, both of which are undrawn as of October 31, 2025, are available to be used to refinance the Company’s 0.0% Convertible Notes, as discussed further below.
(b)The Company issued $575.0 million in aggregate principal amount of 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes) under an indenture dated December 18, 2020. As of October 31, 2025, the conversion price of the 0.0% Convertible Notes, adjusted for cash dividends paid since the issuance date, was $345.51. On January 30, 2025, the Company completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of its 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which the Company recorded within gain (loss) on disposal of fixed assets and other, net on its Consolidated Statements of Operations as of July 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding, which is included within long-term debt due within one year as of October 31, 2025 given the maturity date of January 1, 2026. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, both of which are undrawn as of October 31, 2025, in addition to proceeds received from the 5.625% Notes offering, are available to be used to refinance the Company’s 0.0% Convertible Notes.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a credit facility by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. The Whistler Credit Agreement uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of October 31, 2025, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of October 31, 2025 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2025, interest on this note accrued at a rate of 12.07%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2025, interest on this note accrued at a rate of 11.75%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2025, interest on this note accrued at a rate of 11.75%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of October 31, 2025, interest on this note accrued at a rate of 12.69%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of October 31, 2025, interest on this note accrued at a rate of 9.35%.
In addition, Peak Resorts is required to maintain a debt service reserve account to fund interest payments and other amounts due and payable to EPR.

(e)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of October 31, 2025 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2026 (November 2025 through July 2026)	$574,783
2027	68,055
2028	57,050
2029	770,511
2030	507,328
Thereafter	1,193,028
Total debt	$3,170,755
The Company recorded interest expense of $51.3 million and $42.8 million for the three months ended October 31, 2025 and 2024, respectively, of which $1.9 million and $1.4 million, respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
6.    Supplementary Balance Sheet Information
The composition of accounts receivables, net follows (in thousands):

	October 31, 2025	July 31, 2025	October 31, 2024
Trade receivables	$98,753	$381,187	$129,364
Other receivables	8,047	7,690	8,143
Gross accounts receivables	106,800	388,877	137,507
Allowance for doubtful accounts	(9,270)	(6,507)	(7,346)
Accounts receivables, net	$97,530	$382,370	$130,162
The composition of other current assets follows (in thousands):

	October 31, 2025	July 31, 2025	October 31, 2024
Prepaid expenses	$78,074	$58,089	$75,370
Income tax receivable	78,255	1,302	51,154
Other current assets	38,786	34,432	16,584
Total other current assets	$195,115	$93,823	$143,108
The composition of property, plant and equipment follows (in thousands):

	October 31, 2025	July 31, 2025	October 31, 2024
Land and land improvements	$804,376	$804,667	$805,227
Buildings and building improvements	1,716,392	1,712,138	1,688,492
Machinery and equipment	2,119,054	2,117,865	1,998,336
Furniture and fixtures	351,748	349,921	322,855
Software	189,751	189,982	164,917
Vehicles	97,335	96,504	94,310
Construction in progress	183,923	114,357	166,175
Gross property, plant and equipment	5,462,579	5,385,434	5,240,312
Accumulated depreciation	(3,082,160)	(3,010,780)	(2,809,552)
Property, plant and equipment, net	$2,380,418	$2,374,654	$2,430,760

The composition of accounts payable and accrued liabilities follows (in thousands):

	October 31, 2025	July 31, 2025	October 31, 2024
Trade payables	$143,123	$139,976	$141,912
Deferred revenue	927,306	602,117	901,586
Accrued salaries, wages and deferred compensation	20,506	59,779	33,220
Accrued benefits	62,305	64,869	57,785
Deposits	40,562	42,284	43,401
Operating lease liabilities	35,762	34,883	34,529
Other liabilities	116,734	112,757	85,561
Total accounts payable and accrued liabilities	$1,346,298	$1,056,665	$1,297,994
The changes in the net carrying amount of goodwill by segment for the three months ended October 31, 2025 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2025	$1,630,209	$45,006	$1,675,215
Effects of changes in foreign currency exchange rates	(10,693)	—	(10,693)
Balance at October 31, 2025	$1,619,516	$45,006	$1,664,522

7.    Fair Value Measurements
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

The table below summarizes the Company’s cash equivalents, restricted cash, other current assets and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of October 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$247,270	$247,270	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$52,040	$—	$52,040	$—
Liabilities:
Contingent Consideration	$83,200	$—	$—	$83,200

	Estimated Fair Value Measurement as of July 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$80,576	$80,576	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$65,962	$—	$65,962	$—
Liabilities:
Contingent Consideration	$93,300	$—	$—	$93,300

	Estimated Fair Value Measurement as of October 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$81,465	$81,465	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$95,544	$—	$95,544	$—
Liabilities:
Contingent Consideration	$86,000	$—	$—	$86,000
The Company’s cash equivalents, restricted cash and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
The changes in Contingent Consideration during the three months ended October 31, 2025 and 2024 were as follows (in thousands):

Balance as of July 31, 2025 and 2024, respectively	$93,300	$104,200
Payments	(14,739)	(20,279)
Change in estimated fair value	4,639	2,079
Balance as of October 31, 2025 and 2024, respectively	$83,200	$86,000
The lease for Park City provides for participating contingent payments (the “Contingent Consideration”) to the landlord of 42% of the amount by which EBITDA for the Park City resort operations, as calculated under the lease, exceeds an inflation linked threshold and an adjustment equal to 10% of any capital improvements or investments made under the lease by the Company. Contingent Consideration is classified as a liability, which is remeasured to fair value at each reporting date until the contingency is resolved.
The Company estimated the fair value of the Contingent Consideration liability using an option pricing valuation model. The estimated fair value of Contingent Consideration includes future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.2% and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the fair value within the range of approximately $13.7 million to $18.8 million.
During the three months ended October 31, 2025, the Company made a payment to the landlord for Contingent Consideration of approximately $14.7 million and recorded an increase in the liability of approximately $4.6 million, primarily related to the estimated Contingent Consideration payment for the fiscal year ending July 31, 2026, which is partially offset by the impact of an increase in expected capital expenditures at Park City during the years ending July 31, 2025 and 2026. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $83.2 million, which is included in accounts payable and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of October 31, 2025.

8.    Commitments and Contingencies
Guarantees/Indemnifications
As of October 31, 2025, the Company had various letters of credit outstanding totaling $96.0 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $36.2 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $11.2 million as of October 31, 2025, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
In addition to the guarantees noted above, the Company entered into contracts in the normal course of business that include certain indemnifications under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events. These indemnities include indemnities related to licensees in connection with third-parties’ use of the Company’s trademarks and logos, liabilities associated with the infringement of other parties’ technology and software products, liabilities associated with the use of easements, liabilities associated with employment of contract workers and the Company’s use of trustees and liabilities associated with the Company’s use of public lands and environmental matters. The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.
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
Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Condensed Financial Statements, either because the Company has recorded on its Consolidated Condensed Balance Sheets the underlying liability associated with the guarantee, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements as prescribed by GAAP, or because the Company has estimated the fair value of the indemnification or guarantee to be immaterial based on the current facts and circumstances that would trigger a payment under the indemnification clause. In addition, with respect to certain indemnifications, it is not possible to determine the maximum potential amount of liability under these potential obligations due to the unique set of facts and circumstances likely to be involved in each claim and indemnification provision. Historically, payments made by the Company under these obligations have not been material.
As noted above, the Company makes certain indemnifications to licensees for their use of the Company’s trademarks and logos. The Company does not record any liabilities with respect to these indemnifications.
Additionally, the Company is party to strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements. The Company records payments under these pass alliance agreements as operating expense which are typically recognized over the course of the North American and European ski season.

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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of October 31, 2025, July 31, 2025 and October 31, 2024, the accruals for the above loss contingencies were not material individually or in the aggregate.
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

The following table presents key financial information by reportable segment (in thousands):

	Three Months Ended October 31,
	2025	2024
Net revenue:
Mountain	$185,239	$173,296
Lodging	85,710	86,916
Total Resort net revenue	270,949	260,212
Real Estate	80	63
Total net revenue	$271,029	$260,275
Segment operating expense:
Mountain
Labor and labor-related benefits	$122,079	$118,530
Retail cost of sales	14,932	15,031
General and administrative	96,491	92,568
Other (1)	95,418	93,380
Total Mountain operating expense	328,920	319,509
Lodging
Labor and labor-related benefits	36,679	37,227
General and administrative	13,933	14,289
Reimbursed payroll costs	3,836	3,133
Other (1)	28,359	27,910
Total Lodging operating expense	82,807	82,559
Total Resort operating expense	411,727	402,068
Real Estate
Other (1)	1,624	1,491
Total Real Estate operating expense	1,624	1,491
Total segment operating expense	$413,351	$403,559
Gain on sale of real property	$13,020	$16,506
Mountain equity investment income, net	$1,093	$2,151
Reported EBITDA:
Mountain	$(142,588)	$(144,062)
Lodging	2,903	4,357
Resort	(139,685)	(139,705)
Real Estate	11,476	15,078
Total Reported EBITDA	$(128,209)	$(124,627)
Real estate held for sale or investment	$85,222	$85,317
Reconciliation from net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net loss attributable to Vail Resorts, Inc.	$(186,752)	$(173,255)
Net loss attributable to noncontrolling interests	(9,704)	(8,708)
Net loss	(196,456)	(181,963)
Benefit from income taxes	(60,615)	(58,384)
Loss before benefit from income taxes	(257,071)	(240,347)
Depreciation and amortization	73,117	71,544
Change in estimated fair value of contingent consideration	4,639	2,079
Loss on disposal of fixed assets and other, net	2,763	1,529
Investment income and other, net	(3,023)	(2,493)
Foreign currency loss on intercompany loans	79	264
Interest expense, net	51,287	42,797
Total Reported EBITDA	$(128,209)	$(124,627)
(1) Other segment operating expense primarily includes cost of sales, fuel, supplies, repairs and maintenance, professional services, rent, utilities and property taxes. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended October 31, 2025. The Company repurchased 114,800 Vail Shares during the three months ended October 31, 2024 (at a total cost of $20.0 million, excluding accrued excise tax). Since inception of this stock repurchase program through October 31, 2025, the Company has repurchased 11,060,183 Vail Shares at a cost of approximately $1,399.4 million. As of October 31, 2025, 1,539,817 Vail Shares remained available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance under the Company’s employee share award plan.
11.    Revision of Previously Issued Consolidated Condensed Financial Statements
As disclosed in Note 2, Summary of Significant Accounting Policies, during the fourth quarter of the fiscal year ended July 31, 2025, the Company identified errors to the Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023, as well as its unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024 relating to the misapplication of the interest method in the accounting for the EPR Secured Notes and its accounting for certain completed capital projects. Although the Company concluded that these errors were not material, either individually or in the aggregate, to its current or previously issued Consolidated Financial Statements as of and for the years ended July 31, 2025, July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three months ended October 31, 2024, the Company elected to revise its previously issued Consolidated Financial Statements and its unaudited Consolidated Condensed Financial Statements to correct the errors. In connection with the revision, the Company is also correcting for other previously identified immaterial errors that were previously corrected as out of period adjustments in the period of identification.
Due to certain errors originating prior to the year ended July 31, 2023, the opening retained earnings balance as of August 1, 2022 was understated by $12.0 million, primarily due to the impact of $6.9 million of non-cash interest expense that should have been recorded in prior periods.
The revisions include corrections of previously identified errors to the Consolidated Condensed Balance Sheets for operating lease liabilities and right of use assets and adjustments to the income tax payable and income tax receivable for items identified during its reconciliation of completed income tax returns to its income tax provision that impacted jurisdictional netting. The accompanying Consolidated Condensed Statements of Cash Flows have been revised to correct a misclassification between operating and financing activities related to interest on finance lease obligations, and to reflect changes related to the items discussed above.
There were no other changes to the Consolidated Condensed Statements of Stockholders’ Equity that have not otherwise been reflected in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Loss described above. The following tables present the revisions to the Consolidated Condensed Balance Sheet, Consolidated Condensed Statement of Operations, Consolidated Condensed Statement of Comprehensive Loss and Consolidated Condensed Statement of Cash Flows for the three months ended October 31, 2024 (in thousands, except per share amounts):

	October 31, 2024
Consolidated Condensed Balance Sheet	As Reported	Adjustment	As Revised
Other current assets	$152,071	$(8,963)	$143,108
Total current assets	853,619	(8,963)	844,656
Property, plant and equipment, net (Note 6)	2,434,776	(4,016)	2,430,760
Operating right-of-use assets	254,489	1,613	256,102
Total assets	5,642,215	(11,366)	5,630,849
Income taxes payable	8,628	(8,628)	—
Long-term debt due within one year (Note 5)	57,045	2,160	59,205
Total current liabilities	1,363,667	(6,468)	1,357,199
Long-term debt, net (Note 5)	2,709,955	10,539	2,720,494
Operating lease liabilities	233,304	1,613	234,917
Deferred income taxes, net	279,687	(3,026)	276,661
Total liabilities	4,896,916	2,658	4,899,574
Retained earnings	524,450	(14,024)	510,426
Total Vail Resorts, Inc. stockholders’ equity	444,099	(14,024)	430,075
Total stockholders’ equity	745,299	(14,024)	731,275
Total liabilities and stockholders’ equity	$5,642,215	$(11,366)	$5,630,849

	Three Months Ended October 31, 2024
Consolidated Condensed Statement of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(71,633)	$89	$(71,544)
Loss from operations	(202,019)	89	(201,930)
Interest expense, net	(42,154)	(643)	(42,797)
Loss before benefit from income taxes	(239,793)	(554)	(240,347)
Benefit from income taxes	58,249	135	58,384
Net loss	(181,544)	(419)	(181,963)
Net loss attributable to Vail Resorts, Inc.	(172,836)	(419)	(173,255)
Basic net loss per share attributable to Vail Resorts, Inc.	$(4.61)	$(0.01)	$(4.62)
Diluted net loss per share attributable to Vail Resorts, Inc.	$(4.61)	$(0.01)	$(4.62)

	Three Months Ended October 31, 2024
Consolidated Condensed Statement of Comprehensive Loss	As Reported	Adjustment	As Revised
Net loss	$(181,544)	$(419)	$(181,963)
Comprehensive loss	(187,153)	(419)	(187,572)
Comprehensive loss attributable to Vail Resorts, Inc.	$(176,984)	$(419)	$(177,403)

	Three Months Ended October 31, 2024
Consolidated Condensed Statement of Cash Flows	As Reported	Adjustment	As Revised
Net loss	$(181,544)	$(419)	$(181,963)
Depreciation and amortization	71,633	(89)	71,544
Benefit from income taxes	(58,249)	(135)	(58,384)
Other non-cash income, net	(11,150)	967	(10,183)
Net cash provided by operating activities	282,424	324	282,748
Other financing activities, net	(11,069)	(324)	(11,393)
Net cash used in financing activities	$(132,302)	$(324)	$(132,626)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended October 31, 2025 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of October 31, 2025 and 2024 and for the three months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 29, 2025.

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

The following discussion has been adjusted to reflect our revision of previously issued Consolidated Condensed Financial Statements to correct for prior period misstatements, which we concluded did not, either individually or in the aggregate, result in a material misstatement of our previously issued Consolidated Condensed Financial Statements. Further information regarding the revision is included in Note 2, Summary of Significant Accounting Policies and Note 11, Revision of Previously Issued Consolidated Condensed Financial Statements of the Notes to the Consolidated Condensed Financial Statements contained in this Quarterly Report on Form 10-Q.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. North American pass product sales through December 5, 2025 for the upcoming 2025/2026 ski season decreased approximately 2% in units and increased approximately 3% in sales dollars as compared to the period in the prior year through December 3, 2024. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.72 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict the overall impact that sales of our pass products will have on total lift revenue or effective ticket price for the fiscal year ending July 31, 2026.

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

•As of October 31, 2025, we had $581.5 million of cash and cash equivalents, as well as $507.7 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $600.0 million less certain letters of credit outstanding of $92.3 million. We also have $275.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement, which will remain available to draw on at any time until January 27, 2026. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of October 31, 2025, we had C$246.6 million ($175.9 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$250.0 million ($178.3 million) less letters of credit outstanding of C$3.4 million ($2.4 million). On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit agreement from C$300.0 million to C$250.0 million. We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS
Summary
Shown below is a summary of operating results for the three months ended October 31, 2025, compared to the three months ended October 31, 2024 (in thousands):

	Three Months Ended October 31,
	2025	2024
Net loss attributable to Vail Resorts, Inc.	$(186,752)	$(173,255)
Loss before benefit from income taxes	$(257,071)	$(240,347)
Mountain Reported EBITDA	$(142,588)	$(144,062)
Lodging Reported EBITDA	2,903	4,357
Resort Reported EBITDA	$(139,685)	$(139,705)
Real Estate Reported EBITDA	11,476	15,078
Total Reported EBITDA	$(128,209)	$(124,627)
A discussion of segment results, including reconciliations of net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below.

Mountain Segment
Three months ended October 31, 2025 compared to the three months ended October 31, 2024
Mountain segment operating results for the three months ended October 31, 2025 and 2024 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2025	2024
Mountain net revenue:
Lift	$49,643	$40,423	22.8%
Ski school	7,886	6,839	15.3%
Dining	19,787	20,628	(4.1)%
Retail/rental	30,791	29,526	4.3%
Other	77,132	75,880	1.6%
Total Mountain net revenue	185,239	173,296	6.9%
Mountain operating expense:
Labor and labor-related benefits	122,079	118,530	3.0%
Retail cost of sales	14,932	15,031	(0.7)%
General and administrative	96,491	92,568	4.2%
Other	95,418	93,380	2.2%
Total Mountain operating expense	328,920	319,509	2.9%
Mountain equity investment income, net	1,093	2,151	(49.2)%
Mountain Reported EBITDA	$(142,588)	$(144,062)	1.0%

Total skier visits	739	548	34.9%
ETP	$67.18	$73.76	(8.9)%
Mountain Reported EBITDA includes $5.4 million and $5.8 million of stock-based compensation expense for the three months ended October 31, 2025 and 2024, respectively.
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
Mountain Reported EBITDA increased $1.5 million, or 1.0%, primarily driven by our Australian ski resorts from the impact of improved visitation, which was supported by improved weather conditions and the growth in pass sales for the 2025 Australian winter season, compared to the prior year, as well as savings attributable to our resource efficiency transformation plan. The increase in Mountain Reported EBITDA was partially offset by the impact of inflation and one-time operating expenses attributable to our resource efficiency transformation plan of $3.6 million and $2.0 million for the three months ended October 31, 2025 and 2024, respectively, as well as acquisition and integration related expenses of $0.1 million and $0.9 million for the three months ended October 31, 2025 and 2024, respectively.

Lift revenue increased $9.2 million, or 22.8%, primarily due to an increase in pass product revenue for the 2025 Australian winter season ($4.5 million), driven by growth in Australian pass product sales, as well as improved visitation at our Australian ski resorts, compared to the prior year, which was supported by improved weather conditions and resulted in an increase in non-pass revenue.

Ski school revenue increased $1.0 million or 15.3% primarily driven by improved visitation at our Australian resorts, as well as increased lesson pricing. Dining revenue decreased $0.8 million or (4.1)% primarily as a result of decreased group demand at our Destination resorts compared to prior year, partially offset by increased revenue at our Australian resorts a result of improved visitation. Retail/rental revenue increased $1.3 million, or 4.3%, driven by improved visitation at our Australian resorts.

Other revenue mainly consists of summer visitation and other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian ski area lodging and transportation revenue. Other revenue increased $1.3 million, or 1.6%, primarily driven by an increase in other on-mountain summer activities and sightseeing revenue from the impact of increased pricing.

Operating expense increased $9.4 million, or 2.9%, which was primarily attributable to increased variable expenses associated with increased revenue in Australia, as well as increased general and administrative expenses. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $3.6 million and $2.0 million for the three months ended October 31, 2025 and 2024, respectively, as well as acquisition and integration related expenses of $0.1 million and $0.9 million for the three months ended October 31, 2025 and 2024, respectively.

Labor and labor-related benefits increased 3.0%, primarily due to an increase in labor expense to support increased Australian operations as a result of improved weather conditions compared to the prior year. General and administrative expense increased 4.2%, due to an increase in corporate overhead costs, including marketing expenses, legal expenses, and information technology expenses, partially offset by savings attributable to our resource efficiency transformation plan. Other expense increased 2.2%, primarily due to an increase in one-time costs relating to the resource efficiency transformation plan ($1.7 million) partially offset by a decrease in acquisition and integration related expenses ($0.8 million), as well as an increase in variable costs associated with the increased revenue at our Australian resorts.

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended October 31, 2025 compared to the three months ended October 31, 2024
Lodging segment operating results for the three months ended October 31, 2025 and 2024 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2025	2024
Lodging net revenue:
Owned hotel rooms	$28,447	$28,075	1.3%
Managed condominium rooms	9,690	11,705	(17.2)%
Dining	19,382	19,952	(2.9)%
Golf	7,772	7,550	2.9%
Other	16,583	16,501	0.5%
	81,874	83,783	(2.3)%
Payroll cost reimbursements	3,836	3,133	22.4%
Total Lodging net revenue	85,710	86,916	(1.4)%
Lodging operating expense:
Labor and labor-related benefits	36,679	37,227	(1.5)%
General and administrative	13,933	14,289	(2.5)%
Other	28,359	27,910	1.6%
	78,971	79,426	(0.6)%
Reimbursed payroll costs	3,836	3,133	22.4%
Total Lodging operating expense	82,807	82,559	0.3%
Lodging Reported EBITDA	$2,903	$4,357	(33.4)%

Owned hotel statistics:
ADR	$325.48	$315.97	3.0%
RevPAR	$181.01	$178.87	1.2%
Managed condominium statistics:
ADR	$225.00	$232.00	(3.0)%
RevPAR	$48.36	$53.07	(8.9)%
Owned hotel and managed condominium statistics (combined):
ADR	$279.54	$276.02	1.3%
RevPAR	$90.07	$92.03	(2.1)%
Lodging Reported EBITDA includes $0.8 million of stock-based compensation expense for each of the three months ended October 31, 2025 and 2024, respectively.
Lodging Reported EBITDA decreased $1.5 million, or 33.4%, primarily due to decreased demand for summer group lodging at our North American mountain resort properties, partially offset by increased demand for lodging and park visitation at GTLC driven by favorable weather conditions.
Revenue from managed condominium rooms decreased $2.0 million, or 17.2%, primarily due to decreased group demand, which drove a decrease in ADR, as well as a net reduction in our inventory of available managed condominium rooms proximate to our North American mountain resort properties.
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

Three months ended October 31, 2025 compared to the three months ended October 31, 2024
Real Estate segment operating results for the three months ended October 31, 2025 and 2024 are presented by category as follows (in thousands):

	Three Months Ended October 31,		Percentage Increase (Decrease)
	2025	2024
Total Real Estate net revenue	$80	$63	27.0%
Real Estate operating expense:
Other	1,624	1,491	8.9%
Total Real Estate operating expense	1,624	1,491	8.9%
Gain on sale of real property	13,020	16,506	(21.1)%
Real Estate Reported EBITDA	$11,476	$15,078	(23.9)%
During the three months ended October 31, 2025, we recorded a gain on sale of real property for $13.0 million related to the sale of a real estate parcel in Breckenridge, Colorado for proceeds of $15.4 million. The proceeds were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time; therefore, recognition of the gain was deferred until control was transferred during the three months ended October 31, 2025. During the three months ended October 31, 2024, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property.

Other operating expense for both the three months ended October 31, 2025 and 2024 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Other Items
In addition to segment operating results, fluctuations in the following items contributed to our overall financial results for the three months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Increase (Decrease)
	2025	2024
Interest expense, net	$(51,287)	$(42,797)	19.8%
Interest expense, net. Interest expense, net for the three months ended October 31, 2025 increased $8.5 million compared to the same period in the prior year, primarily due to the offering of $500.0 million aggregate principal amount of 5.265% senior notes due 2030, issued under an indenture dated July 2, 2025.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net loss attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,
	2025	2024
Net loss attributable to Vail Resorts, Inc.	$(186,752)	$(173,255)
Net loss attributable to noncontrolling interests	(9,704)	(8,708)
Net loss	(196,456)	(181,963)
Benefit from income taxes	(60,615)	(58,384)
Loss before benefit from income taxes	(257,071)	(240,347)
Depreciation and amortization	73,117	71,544
Loss on disposal of fixed assets and other, net	2,763	1,529
Change in estimated fair value of contingent consideration	4,639	2,079
Investment income and other, net	(3,023)	(2,493)
Foreign currency loss on intercompany loans	79	264
Interest expense, net	51,287	42,797
Total Reported EBITDA	$(128,209)	$(124,627)

Mountain Reported EBITDA	$(142,588)	$(144,062)
Lodging Reported EBITDA	2,903	4,357
Resort Reported EBITDA	(139,685)	(139,705)
Real Estate Reported EBITDA	11,476	15,078
Total Reported EBITDA	$(128,209)	$(124,627)
The following table reconciles long-term debt, net to Net Debt (in thousands):

	October 31,
	2025	2024
Long-term debt, net	$2,583,298	$2,720,494
Long-term debt due within one year	589,744	59,205
Total debt	3,173,042	2,779,699
Less: cash and cash equivalents	581,465	403,768
Net Debt	$2,591,577	$2,375,931
LIQUIDITY AND CAPITAL RESOURCES
Changes in significant sources of cash for the three months ended October 31, 2025 and 2024 are presented by category as follows (in thousands):

	Three Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$315,943	$282,748
Net cash used in investing activities	$(71,673)	$(71,006)
Net cash used in financing activities	$(100,981)	$(132,626)

Three months ended October 31, 2025 compared to the three months ended October 31, 2024
We generated $315.9 million of cash from operating activities during the three months ended October 31, 2025, an increase of $33.2 million compared to $282.7 million generated during the three months ended October 31, 2024. The increase in operating cash flows was primarily a result of (i) a decrease in income tax payments of approximately $22.9 million for three months ended October 31, 2025 as compared to the prior year, primarily due to a change in tax year-end to align with our fiscal year-end, and (ii) an increase in pass and other product sales and receivable collections of approximately $22.3 million, partially offset by the timing of payments for accounts payable, accrued liabilities, and inventory.

The increase in cash used in investing activities for the three months ended October 31, 2025 of $0.7 million was primarily due to an increase in capital expenditures of approximately $0.7 million as compared to the prior year.

Cash used in financing activities decreased by $31.6 million during the three months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to (i) a decrease in repurchases of common stock of $20.0 million, (ii) a decrease in excise tax payments of $5.4 million, and (iii) a decrease in dividends paid of $3.3 million which was driven by repurchases of common stock that occurred throughout fiscal 2025.

Significant Sources of Cash
We had $581.5 million of cash and cash equivalents as of October 31, 2025, compared to $403.8 million as of October 31, 2024. The increase was primarily attributable to the proceeds received from the 5.625% Notes offering during fiscal 2025, partially offset by $200.0 million of share repurchases completed during the fourth quarter of fiscal 2025. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows for at least the next 12 months and thereafter for the foreseeable future.

In addition to our $581.5 million of cash and cash equivalents at October 31, 2025, we had $507.7 million available under the revolver component of our Vail Holdings Credit Agreement as of October 31, 2025 (which represents the total commitment of $600.0 million less outstanding letters of credit of $92.3 million). Additionally, we had C$246.6 million ($175.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$250.0 million ($178.3 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million)). On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. We also had $275.0 million available under a delayed draw term loan of the Vail Holdings Credit Agreement which will remain available to draw on at any time until January 27, 2026. Proceeds from any borrowings on the revolver component of our Vail Holdings Credit Agreement and the delayed draw term loans are available to be used to refinance our 0.0% Convertible Notes. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. Under the Vail Holdings Credit Agreement and the Whistler Credit Agreement, any new borrowings would be priced at the Secured Overnight Financing Rate plus 1.60% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.

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

We expect our capital plan for calendar year 2025 will be approximately $198 million to $203 million, excluding $46 million of growth capital investments at our European resorts, comprised of $43 million at Andermatt-Sedrun and $3 million at Crans-Montana, $5 million of real estate related capital projects to complete multi-year transformational investments at the key base area portals of Breckenridge Peak 8 and Keystone River Run, and planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain. Including European growth capital investments and real estate related capital, our total capital plan for calendar year 2025 is expected to be approximately $249 million to $254 million. Included in these estimated capital expenditures are approximately $124 million to $128 million of maintenance capital expenditures, which are necessary to maintain appearance and level of service appropriate to our resorts. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Debt
As of October 31, 2025, principal payments on the majority of our long-term debt ($1.7 billion of the total $3.2 billion debt outstanding as of October 31, 2025) are not due until fiscal year 2030 and beyond. As of October 31, 2025 and 2024, total long-term debt, net (including long-term debt due within one year) was $3.2 billion and $2.8 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.4 billion as of October 31, 2024 to $2.6 billion as of October 31, 2025.

On January 27, 2025, we entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”). The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, and provided for an incremental term loan facility in an aggregate principal amount of $450.0 million in the form of delayed draw term loans. On July 2, 2025 the Company reduced the delayed draw term loan by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement and in conjunction with the 5.625% Notes offering. The remaining $275.0 million incremental term loan facility will expire on January 27, 2026. No other material terms of the Vail Holdings Credit Agreement were amended. As of October 31, 2025, the Vail Holdings Credit Agreement provides for (i) a revolving loan facility in an aggregate principal amount of $600.0 million, (ii) a term loan of $898.2 million and (iii) $275.0 million incremental term loan facility in the form of delayed draw term loans, and the Whistler Credit Agreement provides for a revolving loan facility in an aggregate principal amount of C$250.0 million. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our 0.0% Convertible Notes due 2026 (the “0.0% Convertible Notes”) mature on January 1, 2026, and are therefore reflected within long-term debt due within one year on the Company’s Consolidated Condensed Balance Sheet as of October 31, 2025. On January 30, 2025, we completed separate, privately negotiated repurchases for an aggregate principal amount of $50.0 million of our 0.0% Convertible Notes with a limited number of holders for an aggregate cash repurchase price of approximately $48.0 million, representing a gain on extinguishment of debt of approximately $2.0 million, which was recorded within gain (loss) on disposal of fixed assets and other, net on the Company’s Consolidated Condensed Statements of Operations as of July 31, 2025. Following the repurchases, approximately $525.0 million aggregate principal amount of the 0.0% Convertible Notes remain outstanding. Proceeds from any borrowings on the incremental term loan facility and the increase in the revolving credit facility with regard to the First Amendment of the Vail Holdings Credit Agreement, as discussed further above, remain undrawn as of October 31, 2025, and are available to be used to refinance our 0.0% Convertible Notes. Additionally, the Company intends to use a portion of the proceeds from the 5.625% Notes for the repurchase or repayment of a portion of its outstanding 0.00% Convertible Notes at or prior to their maturity on January 1, 2026.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.0 billion of variable-rate debt outstanding as of October 31, 2025. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $9.5 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long-term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Dividend Payments
On December 9, 2025, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on January 12, 2026 to stockholders of record as of December 30, 2025. During the three months ended October 31, 2025, we paid cash dividends of $2.22 per share ($79.8 million). During the three months ended October 31, 2024, we paid cash dividends of $2.22 per share ($83.1 million). We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended October 31, 2025. The Company repurchased 114,800 Vail Shares during the three months ended October 31, 2024 (at an average cost of $174.21) for a total cost of approximately $20.0 million, excluding accrued excise tax. We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through October 31, 2025, we have repurchased 11,060,183 Vail Shares at a cost of approximately $1,399.4 million. As of October 31, 2025, 1,539,817 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of October 31, 2025. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS
We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES
There were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended July 31, 2025.

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

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•prolonged weakness in general economic conditions, including adverse effects on the overall travel and leisure related industries and our business and results of operations, including a result of changes in trade and tariff policy;
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
•changes in accounting judgments and estimates, accounting principles, policies or guidelines; and
•other risks and uncertainties included under Part 1. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of October 31, 2025, we had approximately $1.0 billion of variable rate indebtedness, representing approximately 30.0% of our total debt outstanding, at an average interest rate during the three months ended October 31, 2025 of approximately 6.4%. Based on variable-rate borrowings outstanding as of October 31, 2025, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $9.5 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

	Three Months Ended October 31,
	2025	2024
Foreign currency translation adjustments	$(8,396)	$(3,854)
Foreign currency loss on intercompany loans	$(79)	$(264)
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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 29, 2025 as of and for the year ended July 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended October 31, 2025, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1*
Executive Employment Agreement, between the Company and Robert A. Katz, dated as of September 26, 2025. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K/A of Vail Resorts, Inc. filed on September 29, 2025) (File No. 001-09614).

10.2*
Executive Employment Agreement, between the Company and Celeste Burgoyne, dated as of November 17, 2025. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on November 21, 2025) (File No. 001-09614).

10.3
First Amending Agreement to the Whistler Second Amended and Restated Senior Credit Agreement, dated as of September 24, 2025, among Whistler Mountain Resort Limited Partnership and Blackcomb Skiing Enterprises Limited Partnership, as borrowers, the Guarantors Party hereto, the Financial Institutions named herein. The Toronto-Dominion Bank, as administrative agent, on its own behalf of the Lenders (Incorporated by reference to Exhibit 10.20 on Form 10-K of Vail Resorts, Inc. Filed on September 29, 2025) (File No. 001-09614).

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

Vail Resorts, Inc.

Date: December 10, 2025	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2025	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)