Form 10-Q
period 2026-01-31
VAIL RESORTS INC
filed 2026-03-09
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of March 4, 2026, 35,633,051 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2026	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$384,737	$440,290	$488,211
Restricted cash	21,100	16,129	16,344
Accounts receivables, net (Note 6)	160,049	382,370	123,553
Inventories, net	141,381	117,178	131,974
Other current assets	115,455	93,823	78,385
Total current assets	822,722	1,049,790	838,467
Property, plant and equipment, net (Note 6)	2,413,722	2,374,654	2,377,357
Real estate held for sale or investment	76,317	87,853	90,799
Goodwill, net	1,698,098	1,675,215	1,626,952
Intangible assets, net	300,084	298,497	292,815
Operating right-of-use assets	237,117	242,485	250,752
Other assets	51,942	49,391	42,765
Total assets	$5,600,002	$5,777,885	$5,519,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,236,488	$1,056,665	$1,192,209
Income taxes payable	13,875	11,452	4,164
Long-term debt due within one year (Note 5)	73,005	599,509	587,169
Total current liabilities	1,323,368	1,667,626	1,783,542
Long-term debt, net (Note 5)	2,857,753	2,594,765	2,128,064
Operating lease liabilities	211,900	215,085	230,484
Other long-term liabilities	297,938	294,464	301,562
Deferred income taxes, net	264,257	252,041	275,389
Total liabilities	4,955,216	5,023,981	4,719,041
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,015, 46,945 and 46,923 shares issued, respectively	470	469	469
Additional paid-in capital	1,180,671	1,171,536	1,153,868
Accumulated other comprehensive loss	(8,457)	(57,889)	(134,699)
Retained earnings	583,001	718,662	671,973
Treasury stock, at cost, 11,383, 11,060 and 9,587 shares, respectively (Note 10)	(1,453,869)	(1,408,279)	(1,176,104)
Total Vail Resorts, Inc. stockholders’ equity	301,816	424,499	515,507
Noncontrolling interests	342,970	329,405	285,359
Total stockholders’ equity	644,786	753,904	800,866
Total liabilities and stockholders’ equity	$5,600,002	$5,777,885	$5,519,907
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net revenue:
Mountain and Lodging services and other	$918,554	$957,091	$1,116,607	$1,144,141
Mountain and Lodging retail and dining	165,336	179,963	238,232	253,125
Resort net revenue	1,083,890	1,137,054	1,354,839	1,397,266
Real Estate	42	171	122	234
Total net revenue	1,083,932	1,137,225	1,354,961	1,397,500
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	481,277	495,585	754,346	761,849
Mountain and Lodging retail and dining cost of products sold	58,536	68,011	86,770	96,958
General and administrative	121,618	114,540	232,042	221,397
Resort operating expense	661,431	678,136	1,073,158	1,080,204
Real Estate operating expense	1,669	1,758	3,293	3,249
Total segment operating expense	663,100	679,894	1,076,451	1,083,453
Other operating (expense) income:
Depreciation and amortization	(74,350)	(74,352)	(147,467)	(145,896)
(Loss) gain on sale of real property	(1,962)	—	11,058	16,506
Change in estimated fair value of contingent consideration (Note 7)	3,700	(100)	(939)	(2,179)
(Loss) gain on disposal of fixed assets and other, net	(3,172)	293	(5,935)	(1,236)
Income from operations	345,048	383,172	135,227	181,242
Mountain equity investment (loss) income, net	(1,162)	745	(69)	2,896
Investment income and other, net	3,525	3,021	6,548	5,514
Foreign currency gain (loss) on intercompany loans	197	(1,385)	118	(1,649)
Interest expense, net	(49,476)	(42,670)	(100,763)	(85,467)
Income before provision for income taxes	298,132	342,883	41,061	102,536
Provision for income taxes	(72,287)	(85,956)	(11,672)	(27,572)
Net income	225,845	256,927	29,389	74,964
Net income attributable to noncontrolling interests	(15,838)	(12,551)	(6,134)	(3,843)
Net income attributable to Vail Resorts, Inc.	$210,007	$244,376	$23,255	$71,121
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$5.87	$6.54	$0.65	$1.90
Diluted net income per share attributable to Vail Resorts, Inc.	$5.87	$6.53	$0.65	$1.90
Cash dividends declared per share	$2.22	$2.22	$4.44	$4.44
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net income	$225,845	$256,927	$29,389	$74,964
Foreign currency translation adjustments	72,976	(87,964)	64,580	(91,818)
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(1,755)
Comprehensive income (loss)	298,821	168,963	93,969	(18,609)
Comprehensive (income) loss attributable to noncontrolling interests	(35,544)	12,150	(21,282)	22,319
Comprehensive income attributable to Vail Resorts, Inc.	$263,277	$181,113	$72,687	$3,710
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, October 31, 2024	$469	$1,146,518	$(71,436)	$510,426	$(1,155,902)	$430,075	$301,200	$731,275
Comprehensive income (loss):
Net income	—	—	—	244,376	—	244,376	12,551	256,927
Foreign currency translation adjustments	—	—	(63,263)	—	—	(63,263)	(24,701)	(87,964)
Total comprehensive income (loss)						181,113	(12,150)	168,963
Stock-based compensation expense	—	7,526	—	—	—	7,526	—	7,526
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(176)	—	—	—	(176)	—	(176)
Repurchases of common stock (Note 10)	—	—	—	—	(20,202)	(20,202)	—	(20,202)
Dividends (Note 4)	—	—	—	(82,829)	—	(82,829)	—	(82,829)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,691)	(3,691)
Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$671,973	$(1,176,104)	$515,507	$285,359	$800,866

Balance, October 31, 2025	$470	$1,173,902	$(61,727)	$452,097	$(1,408,279)	$156,463	$311,585	$468,048
Comprehensive income:
Net income	—	—	—	210,007	—	210,007	15,838	225,845
Foreign currency translation adjustments	—	—	53,270	—	—	53,270	19,706	72,976
Total comprehensive income						263,277	35,544	298,821
Stock-based compensation expense	—	6,960	—	—	—	6,960	—	6,960
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(191)	—	—	—	(191)	—	(191)
Repurchases of common stock (Note 10)	—	—	—	—	(45,590)	(45,590)	—	(45,590)
Dividends (Note 4)	—	—	—	(79,103)	—	(79,103)	—	(79,103)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(4,159)	(4,159)
Balance, January 31, 2026	$470	$1,180,671	$(8,457)	$583,001	$(1,453,869)	$301,816	$342,970	$644,786

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$766,826	$(1,135,685)	$709,932	$314,946	$1,024,878
Comprehensive income (loss):
Net income	—	—	—	71,121	—	71,121	3,843	74,964
Foreign currency translation adjustments	—	—	(65,656)	—	—	(65,656)	(26,162)	(91,818)
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income (loss)						3,710	(22,319)	(18,609)
Stock-based compensation expense	—	14,217	—	—	—	14,217	—	14,217
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,959)	—	—	—	(5,959)	—	(5,959)
Repurchases of common stock (Note 10)	—	—	—	—	(40,419)	(40,419)	—	(40,419)
Dividends (Note 4)	—	—	—	(165,974)	—	(165,974)	—	(165,974)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(7,268)	(7,268)
Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$671,973	$(1,176,104)	$515,507	$285,359	$800,866

Balance, July 31, 2025	$469	$1,171,536	$(57,889)	$718,662	$(1,408,279)	$424,499	$329,405	$753,904
Comprehensive income:
Net income	—	—	—	23,255	—	23,255	6,134	29,389
Foreign currency translation adjustments	—	—	49,432	—	—	49,432	15,148	64,580
Total comprehensive income						72,687	21,282	93,969
Stock-based compensation expense	—	13,202	—	—	—	13,202	—	13,202
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(4,067)	—	—	—	(4,066)	—	(4,066)
Repurchases of common stock (Note 10)	—	—	—	—	(45,590)	(45,590)	—	(45,590)
Dividends (Note 4)	—	—	—	(158,916)	—	(158,916)	—	(158,916)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(7,717)	(7,717)
Balance, January 31, 2026	$470	$1,180,671	$(8,457)	$583,001	$(1,453,869)	$301,816	$342,970	$644,786
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income	$29,389	$74,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,467	145,896
Stock-based compensation expense	13,202	14,217
Provision for income taxes	11,672	27,572
Other non-cash (income) expense, net	3,084	(11,954)
Changes in assets and liabilities:
Accounts receivables, net	225,512	250,972
Inventories, net	(22,916)	(14,855)
Accounts payable and accrued liabilities	102,160	104,051
Deferred revenue	109,929	116,812
Income taxes payable	(19,739)	(72,799)
Other assets and liabilities, net	(23,910)	(25,710)
Net cash provided by operating activities	575,850	609,166
Cash flows from investing activities:
Capital expenditures	(146,584)	(146,029)
Other investing activities, net	583	18,009
Net cash used in investing activities	(146,001)	(128,020)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	275,000	—
Repayment of 0.0% Convertible Notes	(525,000)	(48,000)
Repayments of borrowings under Vail Holdings Credit Agreement	(24,609)	(24,609)
Employee taxes paid for share award exercises	(4,066)	(5,959)
Dividends paid	(158,916)	(165,974)
Repurchases of common stock	(45,000)	(40,000)
Other financing activities, net	(10,565)	(18,689)
Net cash used in financing activities	(493,156)	(303,231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,725	(10,423)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,582)	167,492
Cash, cash equivalents and restricted cash:
Beginning of period	456,419	337,063
End of period	$405,837	$504,555

Non-cash investing activities:
Accrued capital expenditures	$11,916	$17,588
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
The Company’s mountain business and its lodging properties proximate to the Company’s mountain resorts are seasonal in nature and typically experience their peak operating seasons from mid-December through mid-April in North America and Europe. The peak operating season at the Company’s Australian resorts, NPS concessioner properties and golf courses generally occurs from June to early October.
2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality to the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2025, was derived from audited financial statements.
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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and 5.625% Notes (both described in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The fair value of the NRP Loan (as defined in Note 5, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input) and future revenue projections (a Level 3 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 5.625% Notes, EPR Secured Notes and NRP Loan as of January 31, 2026 are presented below (in thousands):

	January 31, 2026
	Carrying Value	Fair Value
6.50% Notes	$600,000	$622,356
5.625% Notes	$500,000	$508,270
EPR Secured Notes	$114,162	$164,663
NRP Loan	$37,308	$29,923
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
To correct the immaterial errors, the Company elected to revise its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025. The revision also includes the correction of other previously identified immaterial errors in its Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025, which the Company had evaluated or recorded as out of period adjustments in prior periods. The Company had previously determined that these errors did not, individually or in the aggregate, result in a material error of its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025. Further information regarding the errors and related revisions is included in Note 11, Revision of Previously Issued Consolidated Condensed Financial Statements.
The Company presented the revision of its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 in connection with the filing of its 2025 Annual Report on Form 10-K. The Company is presenting the revision of its previously issued unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025 in the accompanying unaudited Consolidated Condensed Financial Statements and related disclosures.

Recently Issued Accounting Standards
Standards Being Evaluated
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026). The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2026. The adoption will not materially affect the Company’s financial position or results of operations, but the Company expects the adoption to result in additional disclosures.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity will start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and that the software will be used to perform the function intended. This ASU allows for prospective, modified or retrospective transition. The ASU is effective for fiscal years beginning after December 15, 2027 (the Company’s fiscal year ending July 31, 2029) and interim reporting periods within those annual periods, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing and method of adoption.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The amendments in this update establish authoritative guidance the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2028 (the Company’s fiscal year ending July 31, 2030) and interim reporting periods within those annual periods, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing of adoption.

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and six months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Mountain net revenue:
Lift	$625,927	$644,918	$675,570	$685,341
Ski School	120,625	133,009	128,511	139,848
Dining	84,625	90,907	104,412	111,535
Retail/Rental	126,012	135,159	156,803	164,685
Other	55,115	59,101	132,247	134,981
Total Mountain net revenue	$1,012,304	$1,063,094	$1,197,543	$1,236,390
Lodging net revenue:
Owned hotel rooms	$12,741	$13,439	$41,188	$41,514
Managed condominium rooms	26,089	27,074	35,779	38,779
Dining	13,379	13,754	32,761	33,706
Transportation	4,804	5,507	6,213	7,041
Golf	—	—	8,054	7,801
Other	10,202	10,415	25,094	25,131
	67,215	70,189	149,089	153,972
Payroll cost reimbursements	4,371	3,771	8,207	6,904
Total Lodging net revenue	$71,586	$73,960	$157,296	$160,876
Total Resort net revenue	$1,083,890	$1,137,054	$1,354,839	$1,397,266
Total Real Estate net revenue	42	171	122	234
Total net revenue	$1,083,932	$1,137,225	$1,354,961	$1,397,500
Contract Balances
Deferred revenue balances of a short-term nature were $717.5 million, $602.1 million and $688.4 million as of January 31, 2026, July 31, 2025 and January 31, 2025 respectively. For the three and six months ended January 31, 2026, the Company recognized approximately $255.5 million and $308.8 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2025. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $96.5 million, $99.4 million and $103.1 million as of January 31, 2026, July 31, 2025 and January 31, 2025, respectively. As of January 31, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets and were $16.1 million, $6.6 million and $14.3 million as of January 31, 2026, July 31, 2025 and January 31, 2025, respectively. The amounts capitalized are subject to amortization generally beginning in the second quarter of each fiscal year, commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $15.6 million and $14.9 million for these costs during both the three and six months ended January 31, 2026 and January 31, 2025, respectively, which was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations.
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

Presented below is basic and diluted EPS for the three months ended January 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended January 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$210,007	$210,007	$244,376	$244,376
Weighted-average shares outstanding	35,753	35,753	37,382	37,382
Effect of dilutive securities	—	30	—	43
Total shares	35,753	35,783	37,382	37,425
Net income per share attributable to Vail Resorts	$5.87	$5.87	$6.54	$6.53
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 5,000 and 41,000 for the three months ended January 31, 2026 and 2025, respectively.
Presented below is basic and diluted EPS for the six months ended January 31, 2026 and 2025 (in thousands, except per share amounts):

	Six Months Ended January 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$23,255	$23,255	$71,121	$71,121
Weighted-average shares outstanding	35,832	35,832	37,428	37,428
Effect of dilutive securities	—	42	—	52
Total shares	35,832	35,874	37,428	37,480
Net income per share attributable to Vail Resorts	$0.65	$0.65	$1.90	$1.90
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 10,000 and 21,000 for the six months ended January 31, 2026 and 2025 respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company was required to settle the principal amount of the 0.0% Convertible Notes in cash and had the option to settle the conversion spread in cash or shares. The Company used the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments could be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeded their conversion price, then the Company would calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner was anti-dilutive, or if the conversion value of the notes did not exceed their conversion price for a reporting period, then the shares underlying the notes would not be reflected in the Company’s calculation of diluted EPS. On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company settled the remaining principal amount in cash. For the three and six months ended January 31, 2026 and 2025, the price of Vail Resorts, Inc. common stock (“Vail Shares”) did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the three and six months ended January 31, 2026, the Company paid cash dividends of $2.22 and $4.44 per share, respectively ($79.1 million and $158.9 million, respectively). During the three and six months ended January 31, 2025, the Company paid cash dividends of $2.22 and $4.44 per share, respectively ($82.8 million and $166.0 million, respectively). On

March 5, 2026, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 9, 2026 to stockholders of record as of March 26, 2026.
5.    Long-Term Debt
Long-term debt, net as of January 31, 2026, July 31, 2025 and January 31, 2025 is summarized as follows (in thousands):

	Maturity	January 31, 2026	July 31, 2025	January 31, 2025
Vail Holdings Credit Agreement term loan (a)	2029	$1,160,937	$910,547	$935,156
Vail Holdings Credit Agreement revolver (a)	2029	—	—	—
6.50% Notes	2032	600,000	600,000	600,000
5.625% Notes	2030	500,000	500,000	—
0.0% Convertible Notes (b)	2026	—	525,000	525,000
Whistler Credit Agreement revolver (c)	2030	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	37,308	37,109	34,260
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	377,698	374,864	372,003
Canyons Parking Garage (e)	2063	22,210	—	—
Whistler Blackcomb employee housing leases	2042	27,693	27,416	26,331
Other	2026-2037	35,157	52,332	49,752
Total debt		2,927,740	3,194,005	2,709,239
Less: Unamortized premiums, discounts and debt issuance costs		(3,018)	(269)	(5,994)
Less: Current maturities (f)		73,005	599,509	587,169
Long-term debt, net		$2,857,753	$2,594,765	$2,128,064
(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement has a maturity date of April 24, 2029 for both the revolver facility, which was undrawn as of January 31, 2026, and the term loan facility, which had an outstanding balance of $1.2 billion as of January 31, 2026. The term loan is subject to quarterly amortization of principal, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity in April 2029. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit. Borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.60% as of January 31, 2026 (5.27% as of January 31, 2026). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis. The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of January 31, 2026).
On January 27, 2025, VHI entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”) to the Ninth Amended and Restated Credit Agreement. The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million and provided for an incremental term loan facility in aggregate principal amount of $450.0 million in the form of delayed draw term loans, which would become subject to the same interest and principal payment terms and same maturity date as the term loan facility once drawn. On July 2, 2025, the Company reduced the delayed draw term loan commitment by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement. No other material terms of the Vail Holdings Credit Agreement were amended. On December 26, 2025, the Company drew down the remaining $275.0 million outstanding balance of the delayed draw term loan increasing the total outstanding term loan facility. As of January 31, 2026, the term loan facility had an outstanding balance of $1.2 billion. The incremental term loan borrowings were used to fund the repayment of the 0.0% Convertible Notes.

On February 9, 2026, VHI entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, (i) replaces the existing term loan facility, with a new $1,275.0 million senior term loan facility; (ii) extends the maturity date of the revolving credit facility and term loan facility; and (iii) reduces the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. Refer to Note 12, Subsequent Events, for additional information.
(b)On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company repaid the remaining $525.0 million aggregate principal amount. The repayment was funded with the net proceeds from the Company’s delayed draw term loan, in addition to cash on hand.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a credit facility by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. The Whistler Credit Agreement uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of January 31, 2026, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of January 31, 2026 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2026, interest on this note accrued at a rate of 12.26%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2026, interest on this note accrued at a rate of 11.75%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2026, interest on this note accrued at a rate of 11.75%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of January 31, 2026, interest on this note accrued at a rate of 12.69%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of January 31, 2026, interest on this note accrued at a rate of 9.35%.
(e)During the period ended January 31, 2026, the Company recognized a new finance lease agreement for the Canyons Parking Garage at Park City, resulting in an incremental finance lease liability on the commencement date of $22.2 million, which represents the minimum lease payments of $80.4 million, net of $58.2 million of amounts representing interest, for the initial 38 year term of the lease discounted at the estimated incremental borrowing rate. The Company recorded a $22.8 million finance lease right-of-use asset in connection with the lease, which has a net value of $22.7 million as of January 31, 2026, net of $0.1 million accumulated amortization, and is included within property, plant and equipment, net in the Company’s Consolidated Condensed Balance Sheet.

(f)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of January 31, 2026 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2026 (February 2026 through July 2026)	$37,105
2027	82,092
2028	71,085
2029	1,011,417
2030	507,577
Thereafter	1,218,464
Total debt	$2,927,740
The Company recorded interest expense, net of $49.5 million, and $42.7 million for the three months ended January 31, 2026 and 2025, respectively, of which $1.6 million and $1.0 million, respectively, was amortization of deferred financing costs. The Company recorded interest expense, net of $100.8 million and $85.5 million for the six months ended January 31, 2026 and 2025, respectively, of which $3.5 million and $2.3 million respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
6.    Supplementary Balance Sheet Information
The composition of accounts receivables, net follows (in thousands):

	January 31, 2026	July 31, 2025	January 31, 2025
Trade receivables	$162,723	$381,187	$122,828
Other receivables	8,419	7,690	9,157
Gross accounts receivables	171,142	388,877	131,985
Allowance for doubtful accounts	(11,093)	(6,507)	(8,431)
Accounts receivables, net	$160,049	$382,370	$123,553
The composition of other current assets follows (in thousands):

	January 31, 2026	July 31, 2025	January 31, 2025
Prepaid expenses	$60,138	$58,089	$56,989
Other current assets	55,317	35,734	21,396
Total other current assets	$115,455	$93,823	$78,385
The composition of property, plant and equipment follows (in thousands):

	January 31, 2026	July 31, 2025	January 31, 2025
Land and land improvements	$808,690	$804,667	$794,142
Buildings and building improvements	1,769,103	1,712,138	1,688,529
Machinery and equipment	2,264,198	2,117,865	2,051,404
Furniture and fixtures	365,603	349,921	344,525
Software	208,134	189,982	188,877
Vehicles	100,282	96,504	95,568
Construction in progress	61,300	114,357	75,501
Gross property, plant and equipment	5,577,310	5,385,434	5,238,546
Accumulated depreciation	(3,163,588)	(3,010,780)	(2,861,189)
Property, plant and equipment, net	$2,413,722	$2,374,654	$2,377,357

The composition of accounts payable and accrued liabilities follows (in thousands):

	January 31, 2026	July 31, 2025	January 31, 2025
Trade payables	$142,180	$139,976	$138,188
Deferred revenue	717,521	602,117	688,399
Accrued salaries, wages and deferred compensation	75,668	59,779	74,958
Accrued benefits	70,821	64,869	64,697
Deposits	71,350	42,284	69,887
Operating lease liabilities	36,621	34,883	34,037
Fees and assessments	73,436	40,842	68,964
Other liabilities	48,891	71,915	53,079
Total accounts payable and accrued liabilities	$1,236,488	$1,056,665	$1,192,209
The changes in the net carrying amount of goodwill by segment for the six months ended January 31, 2026 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2025	$1,630,209	$45,006	$1,675,215
Effects of changes in foreign currency exchange rates	22,883	—	22,883
Balance at January 31, 2026	$1,653,092	$45,006	$1,698,098

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

The table below summarizes the Company’s cash equivalents, restricted cash, other current assets and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of January 31, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$71,527	$71,527	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$48,870	$—	$48,870	$—
Liabilities:
Contingent Consideration	$79,500	$—	$—	$79,500

	Estimated Fair Value Measurement as of July 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$80,576	$80,576	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$65,962	$—	$65,962	$—
Liabilities:
Contingent Consideration	$93,300	$—	$—	$93,300

	Estimated Fair Value Measurement as of January 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$135,262	$135,262	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$83,338	$—	$83,338	$—
Liabilities:
Contingent Consideration	$86,100	$—	$—	$86,100
The Company’s cash equivalents, restricted cash and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
The changes in Contingent Consideration during the six months ended January 31, 2026 and 2025 were as follows (in thousands):

Balance as of July 31, 2025 and 2024, respectively	$93,300	$104,200
Payments	(14,739)	(20,279)
Change in estimated fair value	939	2,179
Balance as of January 31, 2026 and 2025, respectively	$79,500	$86,100
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
The Company estimated the fair value of the Contingent Consideration liability using an option pricing valuation model. The estimated fair value of the Contingent Consideration is determined on the basis of estimated future year performance of Park City EBITDA, on which participating contingent payments are made, which is increased by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 11.2% and volatility of 14.5%, which together with future period Park City EBITDA, are all unobservable inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the fair value of the Contingent Consideration. A change in the discount rate of 100 basis points or a 5% change in estimated subsequent year performance of the resort would result in a change in the fair value within the range of approximately $13.6 million to $18.6 million.
During the six months ended January 31, 2026, the Company made a payment to the landlord for Contingent Consideration of approximately $14.7 million and recorded an increase in the liability of approximately $0.9 million, primarily related to the estimated payment for the fiscal year ending July 31, 2026. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $79.5 million, which is included in accounts payable and other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of January 31, 2026.

8.    Commitments and Contingencies
Guarantees/Indemnifications
As of January 31, 2026, the Company had various letters of credit outstanding totaling $96.1 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $36.3 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $11.3 million as of January 31, 2026, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of January 31, 2026, July 31, 2025 and January 31, 2025, the accruals for the above loss contingencies were not material individually or in the aggregate.
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

The following table presents key financial information by reportable segment (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net revenue:
Mountain	$1,012,304	$1,063,094	$1,197,543	$1,236,390
Lodging	71,586	73,960	157,296	160,876
Total Resort net revenue	1,083,890	1,137,054	1,354,839	1,397,266
Real Estate	42	171	122	234
Total net revenue	$1,083,932	$1,137,225	$1,354,961	$1,397,500
Segment operating expense:
Mountain
Labor and labor-related benefits	$253,685	$264,490	$375,764	$383,020
Retail cost of sales	34,175	40,473	49,107	55,504
Resort related fees	46,793	47,794	51,181	51,603
General and administrative	106,452	98,342	202,943	190,910
Other (1)	147,866	155,124	238,896	244,695
Total Mountain operating expense	588,971	606,223	917,891	925,732
Lodging
Labor and labor-related benefits	31,051	32,469	67,730	69,696
General and administrative	15,166	16,198	29,099	30,487
Reimbursed payroll costs	4,371	3,771	8,207	6,904
Other (1)	21,872	19,475	50,231	47,385
Total Lodging operating expense	72,460	71,913	155,267	154,472
Total Resort operating expense	661,431	678,136	1,073,158	1,080,204
Real Estate
Other (1)	1,669	1,758	3,293	3,249
Total Real Estate operating expense	1,669	1,758	3,293	3,249
Total segment operating expense	$663,100	$679,894	$1,076,451	$1,083,453
(Loss) gain on sale of real property	$(1,962)	$—	$11,058	$16,506
Mountain equity investment (loss) income, net	$(1,162)	$745	$(69)	$2,896
Reported EBITDA:
Mountain	$422,171	$457,616	$279,583	$313,554
Lodging	(874)	2,047	2,029	6,404
Resort	421,297	459,663	281,612	319,958
Real Estate	(3,589)	(1,587)	7,887	13,491
Total Reported EBITDA	$417,708	$458,076	$289,499	$333,449
Real estate held for sale or investment	$76,317	$90,799	$76,317	$90,799
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$210,007	$244,376	$23,255	$71,121
Net income attributable to noncontrolling interests	15,838	12,551	6,134	3,843
Net income	225,845	256,927	29,389	74,964
Provision for income taxes	72,287	85,956	11,672	27,572
Income before provision for income taxes	298,132	342,883	41,061	102,536
Depreciation and amortization	74,350	74,352	147,467	145,896
Change in estimated fair value of contingent consideration	(3,700)	100	939	2,179
Loss (gain) on disposal of fixed assets and other, net	3,172	(293)	5,935	1,236
Investment income and other, net	(3,525)	(3,021)	(6,548)	(5,514)
Foreign currency (gain) loss on intercompany loans	(197)	1,385	(118)	1,649
Interest expense, net	49,476	42,670	100,763	85,467
Total Reported EBITDA	$417,708	$458,076	$289,499	$333,449
(1) Other segment operating expense primarily includes cost of sales, fuel, supplies, repairs and maintenance, professional services, rent, utilities and property taxes. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. During the three months ended January 31, 2026 and 2025, the Company repurchased 322,709 and 102,268 Vail Shares, respectively (at a total cost of $45.0 million and $20.0 million, respectively, excluding accrued excise tax). During the six months ended January 31, 2026 and 2025, the Company repurchased 322,709 and 217,068 Vail Shares, respectively (at a total cost of $45.0 million and $40.0 million, respectively, excluding accrued excise tax). Since inception of this stock repurchase program through January 31, 2026, the Company has repurchased 11,382,892 Vail Shares at a cost of approximately $1,444.4 million. As of January 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance under the Company’s employee share award plan.
11.    Revision of Previously Issued Consolidated Condensed Financial Statements
As disclosed in Note 2, Summary of Significant Accounting Policies, during the fourth quarter of the fiscal year ended July 31, 2025, the Company identified errors to the Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023, as well as its unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025 relating to the misapplication of the interest method in the accounting for the EPR Secured Notes and its accounting for certain completed capital projects. Although the Company concluded that these errors were not material, either individually or in the aggregate, to its current or previously issued Consolidated Financial Statements as of and for the years ended July 31, 2025, July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and six months ended January 31, 2025, the Company elected to revise its previously issued Consolidated Financial Statements and its unaudited Consolidated Condensed Financial Statements to correct the errors. In connection with the revision, the Company is also correcting for other previously identified immaterial errors that were originally corrected as out of period adjustments in the period of identification.
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
There were no other changes to the Consolidated Condensed Statements of Stockholders’ Equity that have not otherwise been reflected in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) described above. The following tables present the revisions to the Consolidated Condensed Balance Sheet as of January 31, 2025, the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement of Comprehensive Income (Loss) for the three and six months ended January 31, 2025 and the Consolidated Condensed Statement of Cash Flows for the six months ended January 31, 2025 (in thousands, except per share amounts):

	January 31, 2025
Consolidated Condensed Balance Sheet	As Reported	Adjustment	As Revised
Other current assets	$84,410	$(6,025)	$78,385
Total current assets	844,492	(6,025)	838,467
Property, plant and equipment, net (Note 6)	2,382,618	(5,261)	2,377,357
Total assets	5,531,193	(11,286)	5,519,907
Income taxes payable	10,230	(6,066)	4,164
Long-term debt due within one year (Note 5)	584,245	2,924	587,169
Total current liabilities	1,786,684	(3,142)	1,783,542
Long-term debt, net (Note 5)	2,117,986	10,078	2,128,064
Deferred income taxes, net	278,415	(3,026)	275,389
Total liabilities	4,715,131	3,910	4,719,041
Retained earnings	687,169	(15,196)	671,973
Total Vail Resorts, Inc. stockholders’ equity	530,703	(15,196)	515,507
Total stockholders’ equity	816,062	(15,196)	800,866
Total liabilities and stockholders’ equity	$5,531,193	$(11,286)	$5,519,907

	Three Months Ended January 31, 2025
Consolidated Condensed Statement of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(73,107)	$(1,245)	$(74,352)
Income from operations	384,417	(1,245)	383,172
Interest expense, net	(42,368)	(302)	(42,670)
Income before provision for income taxes	344,430	(1,547)	342,883
Provision for income taxes	(86,331)	375	(85,956)
Net income	258,099	(1,172)	256,927
Net income attributable to Vail Resorts, Inc.	245,548	(1,172)	244,376
Basic net income per share attributable to Vail Resorts, Inc.	$6.57	$(0.03)	$6.54
Diluted net income per share attributable to Vail Resorts, Inc.	$6.56	$(0.03)	$6.53

	Six months ended January 31, 2025
Consolidated Condensed Statement of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(144,740)	$(1,156)	$(145,896)
Income from operations	182,398	(1,156)	181,242
Interest expense, net	(84,522)	(945)	(85,467)
Income before provision for income taxes	104,637	(2,101)	102,536
Provision for income taxes	(28,082)	510	(27,572)
Net income	76,555	(1,591)	74,964
Net income attributable to Vail Resorts, Inc.	72,712	(1,591)	71,121
Basic net income per share attributable to Vail Resorts, Inc.	$1.94	$(0.04)	$1.90
Diluted net income per share attributable to Vail Resorts, Inc.	$1.94	$(0.04)	$1.90

	Three Months Ended January 31, 2025
Consolidated Condensed Statement of Comprehensive Income	As Reported	Adjustment	As Revised
Net income	$258,099	$(1,172)	$256,927
Comprehensive income	170,135	(1,172)	168,963
Comprehensive income attributable to Vail Resorts, Inc.	$182,285	$(1,172)	$181,113

	Six months ended January 31, 2025
Consolidated Condensed Statement of Comprehensive Income (Loss)	As Reported	Adjustment	As Revised
Net income	$76,555	$(1,591)	$74,964
Comprehensive loss	(17,018)	(1,591)	(18,609)
Comprehensive income attributable to Vail Resorts, Inc.	$5,301	$(1,591)	$3,710

	Six months ended January 31, 2025
Consolidated Condensed Statement of Cash Flows	As Reported	Adjustment	As Revised
Net income	$76,555	$(1,591)	$74,964
Depreciation and amortization	144,740	1,156	145,896
Provision for income tax	28,082	(510)	27,572
Other non-cash income, net	(13,384)	1,430	(11,954)
Net cash provided by operating activities	608,681	485	609,166
Other financing activities, net	(18,204)	(485)	(18,689)
Net cash used in financing activities	$(302,746)	$(485)	$(303,231)
12.     Subsequent Events
On February 9, 2026, VHI, a wholly-owned subsidiary of the Company, certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders entered into the Tenth A&R Credit Agreement.

The Tenth A&R Credit Agreement, among other things, (i) replaces the existing term loan facility, of which $885.9 million was outstanding immediately prior to the effectiveness of the Tenth A&R Credit Agreement, and the existing $275.0 million delayed draw term loan facility, with a new $1,275.0 million senior term loan facility; (ii) extends the maturity date of the revolver and term loan facilities to the earlier of five years from the closing date, or the date that is ninety days prior to the maturity of the Company’s 5.625% Notes so long as such notes remain outstanding; and (iii) reduces the interest rate applicable to borrowings under the Tenth A&R Credit Agreement by modifying the existing leverage-based pricing grid and removing the 0.10% credit spread adjustment for Term Reference Rate Loans and Daily Secured Overnight Financing Rate Loans (each as defined in the Tenth A&R Credit Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended January 31, 2026 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of January 31, 2026 and 2025 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 29, 2025.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets (including pass products), which represented approximately 62% and 61% of Mountain segment revenue for the three months ended January 31, 2026 and 2025, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests; and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the three months ended January 31, 2026, Destination guests comprised approximately 54% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 46% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 52% and 48%, respectively, for the three months ended January 31, 2025. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging proximate to our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

We offer a variety of pass products for all of our Resorts, marketed toward both Local and Destination guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. Additionally, we enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increase the value proposition of our pass products. For the 2025/2026 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Sölden, Saalbach and Zell am See-Kaprun, Mayrhofen and Hintertux and Silvretta Montafon in Austria. Our pass program drives strong customer loyalty; mitigates exposure to more weather sensitive guests; generates additional ancillary spending; and provides cash flow in advance of winter season operations. In addition, our pass program attracts new guests to our Resorts. All of our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in the Consolidated Condensed Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the three months ended January 31, 2026 and 2025, approximately 74% and 72%, respectively, of our total lift revenue recognized was derived from pass revenue. Pass revenue recognized year to date, which is primarily recognized in our second fiscal quarter, represents approximately 48% and 49%, of our total North American pass product revenue for the 2025/2026 and 2024/2025 North American ski seasons, respectively, with the remaining North American pass revenue almost entirely recognized as lift revenue in our third fiscal quarter ending April 30. The decrease in the portion of pass product revenue recognized year to date compared to the prior year to date period is primarily the result of historically low snowfall across the western U.S., which resulted in limited natural snow and variable temperatures that resulted in delayed openings. This variability in Resort opening dates resulted in an approximately $8.8 million reduction of recognized pass revenue for the three months ended January 31, 2026 compared to what we would have recognized had our Resorts been able to open on the same schedule as they did in the prior year. This is a timing difference that will largely reverse during our third fiscal quarter.

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
The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 94% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended January 31, 2026 and 2025. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Our results for the three months ended January 31, 2026 were negatively impacted by challenging conditions across the Rockies, which experienced the lowest snowfall levels in more than 30 years, and particularly impacted our Colorado and Utah resorts, combined with warmer temperatures, resulting in reduced terrain throughout the quarter. Despite the challenging conditions, our results reflect the strength and stability of our operating model, as we reported only modest declines in lift revenue. We remain focused on the initiatives within our control, including our advanced commitment strategy, continued investments in our resorts and our employees, and progressing key initiatives to optimize visitation, including enhanced marketing initiatives and new products.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. Pass product revenue increased approximately $4.0 million, or 0.9% for the three months ended January 31, 2026 compared to the same period in the prior year, primarily due to increased pass product sales for 2025/2026 North American ski season compared to the 2024/2025 North American ski season, partially offset by timing of revenue recognition from delayed resort opening dates, compared to the prior year. Deferred revenue related to North American pass product sales was approximately $502.9 million as of January 31, 2026 (compared to approximately $474.7 million as of January 31, 2025).

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

•As of January 31, 2026, we had $384.7 million of cash and cash equivalents, as well as $507.7 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $600.0 million less certain letters of credit outstanding of $92.3 million. On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan of the Vail Holdings Credit Agreement to fund the repayment of our 0.0% Convertible Notes, increasing the total outstanding term loan facility to $1,160.9 million as of January 31, 2026. On February 9, 2026, Vail Holdings, Inc. (“VHI”) entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, replaces the existing term loan facility and the existing $275.0 million delayed draw term loan facility with a new $1,275.0 million senior term loan facility. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of January 31, 2026, we had C$246.6 million ($181.2 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$250.0 million ($183.7 million) less letters of credit outstanding of C$3.4 million ($2.5 million).
We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS
Summary
Shown below is a summary of operating results for the three and six months ended January 31, 2026, compared to the three and six months ended January 31, 2025 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net income attributable to Vail Resorts, Inc.	$210,007	$244,376	$23,255	$71,121
Income before provision from income taxes	$298,132	$342,883	$41,061	$102,536
Mountain Reported EBITDA	$422,171	$457,616	$279,583	$313,554
Lodging Reported EBITDA	(874)	2,047	2,029	6,404
Resort Reported EBITDA	$421,297	$459,663	$281,612	$319,958
Real Estate Reported EBITDA	(3,589)	(1,587)	7,887	13,491
Total Reported EBITDA	$417,708	$458,076	$289,499	$333,449
A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below.

Mountain Segment
Three months ended January 31, 2026 compared to the three months ended January 31, 2025
Mountain segment operating results for the three months ended January 31, 2026 and 2025 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Mountain net revenue:
Lift	$625,927	$644,918	(2.9)%
Ski school	120,625	133,009	(9.3)%
Dining	84,625	90,907	(6.9)%
Retail/rental	126,012	135,159	(6.8)%
Other	55,115	59,101	(6.7)%
Total Mountain net revenue	1,012,304	1,063,094	(4.8)%
Mountain operating expense:
Labor and labor-related benefits	253,685	264,490	(4.1)%
Retail cost of sales	34,175	40,473	(15.6)%
Resort related fees	46,793	47,794	(2.1)%
General and administrative	106,452	98,342	8.2%
Other	147,866	155,124	(4.7)%
Total Mountain operating expense	588,971	606,223	(2.8)%
Mountain equity investment (loss) income, net	(1,162)	745	(256.0)%
Mountain Reported EBITDA	$422,171	$457,616	(7.7)%

Total skier visits	6,782	7,755	(12.5)%
ETP	$92.29	$83.16	11.0%
Mountain Reported EBITDA includes $6.1 million and $6.6 million of stock-based compensation expense for the three months ended January 31, 2026 and 2025, respectively.

Mountain Reported EBITDA decreased $35.4 million, or 7.7%, primarily due to a decrease in both Local and Destination skier visitation as a result of historically low snowfall across the western U.S., which limited our ability to open terrain and particularly impacted our resorts in the Rockies and Tahoe regions. The decreased skier visitation resulted in decreased non-pass revenue and other ancillary revenues. These decreases were partially offset by (i) decreased labor and labor-related benefits and other variable expenses; and (ii) an increase in North American pass product revenue ($4.0 million), driven by an increase in pass product sales for the 2025/2026 North American ski season compared to the prior year, partially offset by the timing of revenue recognition due to delayed resort openings ($8.8 million, that will largely reverse during our third fiscal quarter). Mountain Reported EBITDA also includes one-time operating expenses attributable to our resource efficiency transformation plan of $1.1 million and $2.6 million for the three months ended January 31, 2026 and 2025, respectively.

Lift revenue decreased $19.0 million, or 2.9%, primarily due to a decrease in non-pass revenue of 12.6%, driven by a decrease in both Local and Destination skier visitation, which was impacted by historically low snowfall totals across the western U.S., which limited our ability to open terrain, as well as a decrease in skier visitation at Stevens Pass due to flooding which resulted in a delayed opening. Additionally, non-pass ETP decreased 6.8%, compared to the prior year, driven by an overall shift in the mix of visitation to lower-ETP regions, including the impact of stronger visitation across our eastern U.S. resorts, as compared to our Destination resorts in the western U.S.; and (ii) an overall shift in the mix of lift ticket products. These decreases were partially offset by a $4 million increase in pass product revenue from an increase in sales for the 2025/2026 North American ski season, partially offset by the timing of revenue recognition due to delayed openings.

Ski school revenue decreased $12.4 million, or 9.3%, dining revenue decreased $6.3 million, or 6.9%, retail/rental revenue decreased $9.1 million, or 6.8%, each primarily driven by decreased visitation at our North American resorts as a result of historically low snowfall totals across the western U.S., which negatively impacted demand for ancillary products.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue decreased $4.0 million, or 6.7%, primarily driven by decreased skier visitation which drove decreased demand for ancillary services.

Operating expense decreased $17.3 million, or 2.8%, which was primarily attributable to reduced labor hours at our North American Resorts as a result of challenging weather conditions from historically low snowfall across the western U.S., which limited our ability to open terrain and impacted our ability to operate at full capacity, as compared to the prior year, as well as lower variable expenses associated with decreased revenue, and disciplined cost management. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $1.1 million and $2.6 million for the three months ended January 31, 2026 and 2025, respectively.

Labor and labor-related benefits decreased $10.8 million, or 4.1%, primarily due to a decrease in labor expense to support decreased North American operations due to challenging weather conditions compared to the prior year. Retail cost of sales decreased $6.3 million, or 15.6%, compared to a decrease in retail sales of 11.2%, reflecting increased margins driven by the mix of retail merchandise purchased by customers, in addition to supply chain compliance and efficiency programs. Resort related fees decreased $1.0 million, or 2.1%, primarily as a result of a decrease in revenues on which those fees are based. General and administrative expense increased $8.1 million, or 8.2%, due to an increase in corporate overhead costs, primarily driven by an increase in marketing and sales expenses from investments in media spending to drive incremental pass product sales and visitation. Other expense decreased $7.3 million, or 4.7%, primarily driven by decreased variable costs associated with the decreased revenue.

Mountain equity investment loss, net primarily includes our share of loss from the operations of a real estate brokerage company.
Six months ended January 31, 2026 compared to the six months ended January 31, 2025
Mountain segment operating results for the six months ended January 31, 2026 and 2025 are presented by category as follows (in thousands, except ETP):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Mountain net revenue:
Lift	$675,570	$685,341	(1.4)%
Ski school	128,511	139,848	(8.1)%
Dining	104,412	111,535	(6.4)%
Retail/rental	156,803	164,685	(4.8)%
Other	132,247	134,981	(2.0)%
Total Mountain net revenue	1,197,543	1,236,390	(3.1)%
Mountain operating expense:
Labor and labor-related benefits	375,764	383,020	(1.9)%
Retail cost of sales	49,107	55,504	(11.5)%
Resort related fees	51,181	51,603	(0.8)%
General and administrative	202,943	190,910	6.3%
Other	238,896	244,695	(2.4)%
Total Mountain operating expense	917,891	925,732	(0.8)%
Mountain equity investment (loss) income, net	(69)	2,896	(102.4)%
Mountain Reported EBITDA	$279,583	$313,554	(10.8)%

Total skier visits	7,521	8,303	(9.4)%
ETP	$89.82	$82.54	8.8%
Mountain Reported EBITDA includes $11.5 million and $12.4 million of stock-based compensation expense for the six months ended January 31, 2026 and 2025, respectively.

Mountain Reported EBITDA decreased $34.0 million, or 10.8%, due to a decrease in both Local and Destination skier visitation driven by historically low snowfall totals across the western U.S., which particularly impacted our resorts in the Rockies and Tahoe regions, and limited our ability to open terrain. The decreased skier visitation resulted in decreased non-pass revenue and other ancillary revenues. These decreases were partially offset by (i) decreased labor and labor-related benefits and other variable expenses; (ii) an increase in pass product revenue ($8.9 million) from an increase in pass product sales, partially offset by the timing of revenue recognition due to delayed resort openings ($8.8 million, that will largely reverse during our third fiscal quarter); and (iii) an increase from our Australian operations compared to the prior year, which experienced improved visitation, driven by improved weather conditions. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $4.7 million and $4.6 million for the six months ended January 31, 2026 and 2025, respectively, as well as acquisition and integration related expenses of $0.1 million and $1.0 million for the six months ended January 31, 2026 and 2025, respectively.

As our North American Resorts primarily opened for ski season operations during our second fiscal quarter, certain components of Mountain segment net revenue, such as North American lift revenue, ski school revenue, dining revenue and retail/rental revenue for the six months ended January 31, 2026 and 2025 are materially unchanged as compared to those same components for the three months ended January 31, 2026 and 2025. Accordingly, the primary basis for the changes to these components of our North American Resorts for the six months ended January 31, 2026 as compared to the prior period are discussed above under the section heading “Three months ended January 31, 2026 compared to the three months ended January 31, 2025.” Additionally, with regard to the six months ended January 31, 2026 compared to the six months ended January 31, 2025, lift revenue increased at our Australian ski areas primarily due to an increase in pass product revenue for the 2025 Australian winter season, driven by growth in Australian pass product sales, as well as improved visitation at our Australian ski resorts, compared to the prior year, which was supported by improved weather conditions and resulted in an increase in non-pass revenue. Ski school revenue and retail/rental revenue also increased due to increased visitation at our Australian resorts.

Other revenue mainly consists of revenues stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue decreased $2.7 million, or 2.0%, primarily driven by decreased skier visitation at our North American resorts, which resulted in decreased demand for ancillary services, partially offset by a $1.9 million increase in other on-mountain summer activities and sightseeing revenue from the impact of increased pricing at our North American resorts.
Operating expense decreased $7.8 million, or 0.8%, which was primarily attributable to reduced labor hours at our North American Resorts as a result of challenging weather conditions from historically low snowfall across the western U.S., which limited our ability to open terrain and impacted our ability to operate at full capacity, as compared to the prior year, as well as lower variable expenses associated with decreased revenue. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $4.7 million and $4.6 million for the six months ended January 31, 2026 and 2025, respectively, as well as acquisition and integration related expenses of $0.1 million and $1.0 million for the six months ended January 31, 2026 and 2025, respectively.

Labor and labor-related benefits decreased $7.3 million, or 1.9%, primarily due to a decrease in labor expense to support decreased North American operations as a result of challenging weather conditions compared to the prior year, partially offset by an increase in labor expense to support increased Australian operations as a result of improved weather conditions compared to the prior year ($3.4 million). Retail cost of sales decreased $6.4 million, or 11.5%, compared to a decrease in retail sales of 7.9%, reflecting increased margins driven by the mix of retail merchandise purchased by customers, in addition to supply chain compliance and efficiency programs. General and administrative expenses increased $12.0 million, or 6.3%, primarily due to an increase in corporate overhead costs, primarily driven by an increase in marketing and sales expenses from investments in media spending to drive incremental pass product sales and visitation. Other expenses decreased $5.8 million, or 2.4%, primarily due to decreased variable expenses associated with decreased revenues, including dining cost of sales ($2.9 million), supplies ($1.4 million), repairs and maintenance ($1.1 million) and fuel ($0.9 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended January 31, 2026 compared to the three months ended January 31, 2025
Lodging segment operating results for the three months ended January 31, 2026 and 2025 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Lodging net revenue:
Owned hotel rooms	$12,741	$13,439	(5.2)%
Managed condominium rooms	26,089	27,074	(3.6)%
Dining	13,379	13,754	(2.7)%
Transportation	4,804	5,507	(12.8)%
Other	10,202	10,415	(2.0)%
	67,215	70,189	(4.2)%
Payroll cost reimbursements	4,371	3,771	15.9%
Total Lodging net revenue	71,586	73,960	(3.2)%
Lodging operating expense:
Labor and labor-related benefits	31,051	32,469	(4.4)%
General and administrative	15,166	16,198	(6.4)%
Other	21,872	19,475	12.3%
	68,089	68,142	(0.1)%
Reimbursed payroll costs	4,371	3,771	15.9%
Total Lodging operating expense	72,460	71,913	0.8%
Lodging Reported EBITDA	$(874)	$2,047	(142.7)%

Owned hotel statistics:
ADR	$300.75	$311.52	(3.5)%
RevPAR	$130.60	$140.06	(6.8)%
Managed condominium statistics:
ADR	$487.03	$504.70	(3.5)%
RevPAR	$152.98	$159.72	(4.2)%
Owned hotel and managed condominium statistics (combined):
ADR	$431.75	$447.54	(3.5)%
RevPAR	$147.75	$155.23	(4.8)%
Lodging Reported EBITDA includes $0.8 million and $0.9 million of stock-based compensation expense for the three months ended January 31, 2026 and 2025, respectively.
Lodging Reported EBITDA decreased $2.9 million, or 142.7%, primarily due to decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions, which drove a decrease in ADR and negatively impacted ancillary revenues, as well as a reduction in our inventory of available managed condominium rooms proximate to our mountain resorts.
Revenue from managed condominium rooms decreased $1.0 million, or 3.6%, primarily due to a decrease in skier visitation which decreased demand for lodging and drove a decrease in ADR, as well as a net reduction in our inventory of available managed condominium rooms proximate to our North American mountain resort properties.
Labor and labor related benefits decreased $1.4 million, or 4.4%, primarily due to strong cost control in response to decreased revenue. General and administrative expenses decreased $1.0 million, or 6.4%, primarily due to a decrease in overhead costs, including reservation booking services. Other expenses increased $2.4 million, or 12.3%, primarily due to a reduction in property tax refunds received in the prior year, as well as increases in professional services and repairs and maintenance.

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
Six months ended January 31, 2026 compared to the six months ended January 31, 2025
Lodging segment operating results for the six months ended January 31, 2026 and 2025 are presented by category as follows (in thousands, except ADR and RevPAR):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Lodging net revenue:
Owned hotel rooms	$41,188	$41,514	(0.8)%
Managed condominium rooms	35,779	38,779	(7.7)%
Dining	32,761	33,706	(2.8)%
Transportation	6,213	7,041	(11.8)%
Golf	8,054	7,801	3.2%
Other	25,094	25,131	(0.1)%
	149,089	153,972	(3.2)%
Payroll cost reimbursements	8,207	6,904	18.9%
Total Lodging net revenue	157,296	160,876	(2.2)%
Lodging operating expense:
Labor and labor-related benefits	67,730	69,696	(2.8)%
General and administrative	29,099	30,487	(4.6)%
Other	50,231	47,385	6.0%
	147,060	147,568	(0.3)%
Reimbursed payroll costs	8,207	6,904	18.9%
Total Lodging operating expense	155,267	154,472	0.5%
Lodging Reported EBITDA	$2,029	$6,404	(68.3)%

Owned hotel statistics:
ADR	$317.03	$314.44	0.8%
RevPAR	$160.88	$163.44	(1.6)%
Managed condominium statistics:
ADR	$380.50	$390.48	(2.6)%
RevPAR	$100.64	$106.47	(5.5)%
Owned hotel and managed condominium statistics (combined):
ADR	$353.66	$358.90	(1.5)%
RevPAR	$117.29	$121.94	(3.8)%
Lodging Reported EBITDA includes $1.6 million and $1.7 million of stock-based compensation expense for the six months ended January 31, 2026 and 2025, respectively.
Lodging Reported EBITDA decreased $4.4 million, or 68.3%, primarily driven by a decrease in revenue from our managed condominium rooms, as well as a decrease in dining and transportation revenue, partially offset by increased demand for lodging and park visitation at GTLC driven by favorable weather conditions.
Revenue from managed condominium rooms decreased $3.0 million, or 7.7%, primarily due decreased demand at our lodging properties proximate to our North American mountain resorts, including the impact of decreased demand for summer group lodging, as well as decreased skier visitation driven by challenging weather conditions across the western U.S., which drove a decrease in ADR, as well as a net reduction in our inventory of available managed condominium room nights compared to the prior year.

Labor and labor related benefits decreased $2.0 million, or 2.8%, primarily due to strong cost control in response to decreased revenue. General and administrative expense decreased $1.4 million, or 4.6%, primarily due to a decrease in overhead costs, including reservation booking services. Other expense increased $2.8 million, or 6.0%, primarily due to a reduction in property tax refunds received during the six months ended January 31, 2026.
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

Three months ended January 31, 2026 compared to the three months ended January 31, 2025
Real Estate segment operating results for the three months ended January 31, 2026 and 2025 are presented by category as follows (in thousands):

	Three Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Total Real Estate net revenue	$42	$171	(75.4)%
Real Estate operating expense:
Other	1,669	1,758	(5.1)%
Total Real Estate operating expense	1,669	1,758	(5.1)%
Loss on sale of real property	(1,962)	—	nm
Real Estate Reported EBITDA	$(3,589)	$(1,587)	(126.1)%
During the three months ended January 31, 2026, we recorded a loss on the sale of real property for $1.8 million related to the transfer of a land parcel in Keystone, Colorado. The proceeds were received in prior periods, but the terms of the agreement prevented a transfer of control to the buyer at the time of sale; therefore, recognition of the loss was deferred until control was transferred, which occurred during the three months ended January 31, 2026. During the three months ended January 31, 2025, we did not close on any significant real estate transactions.

Other operating expense for both the three months ended January 31, 2026 and 2025 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Six months ended January 31, 2026 compared to the six months ended January 31, 2025
Real Estate segment operating results for the six months ended January 31, 2026 and 2025 are presented by category as follows (in thousands):

	Six Months Ended January 31,		Percentage Increase (Decrease)
	2026	2025
Total Real Estate net revenue	$122	$234	(47.9)%
Real Estate operating expense:
Other	3,293	3,249	1.4%
Total Real Estate operating expense	3,293	3,249	1.4%
Gain on sale of real property	11,058	16,506	(33.0)%
Real Estate Reported EBITDA	$7,887	$13,491	(41.5)%
During the six months ended January 31, 2026, we recorded a gain on sale of real property for $13.0 million related to the sale of a real estate parcel in Breckenridge, Colorado for proceeds of $15.4 million. The proceeds were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time of sale; therefore, recognition of the gain was deferred until control was transferred during the six months ended January 31, 2026. We also recorded a loss on the sale of real property of $1.8 million related to the transfer of a land parcel in Keystone, Colorado. The proceeds were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time of sale; therefore, recognition of the loss was deferred for recognition until control was transferred, which occurred during the six months ended January 31, 2026. During the six months ended January 31, 2025, we received proceeds of $17.6 million and recorded a gain on sale of real property of $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property.
Other operating expense for both the six months ended January 31, 2026 and 2025 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Other Items
In addition to segment operating results, fluctuations in the following items contributed to our overall financial results for the three and six months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Increase (Decrease)	Six Months Ended January 31,		Increase (Decrease)
	2026	2025		2026	2025
Interest expense, net	$(49,476)	$(42,670)	16.0%	$(100,763)	$(85,467)	17.9%
Provision for income taxes	$(72,287)	$(85,956)	(15.9)%	$(11,672)	$(27,572)	(57.7)%
Effective tax rate	24.2%	25.1%	(0.9) pts	28.4%	26.8%	1.6 pts
Interest expense, net. Interest expense, net for the three and six months ended January 31, 2026 increased $6.8 million and $15.3 million, respectively, compared to the same periods in the prior year, primarily due to the offering of $500.0 million aggregate principal amount of 5.265% senior notes due 2030, issued under an indenture dated July 2, 2025.
Provision for income taxes. The effective tax rate for the three and six months ended January 31, 2026 was 24.2% and 28.4%, respectively, compared to 25.1% and 26.8% for the three and six months ended January 31, 2025, respectively.

Effective tax rate. For the six months ended January 31, 2026, the higher effective tax rate was primarily due to a decrease in pretax book income and an increase in favorable discrete items impacting the tax provision in the current year. For the three months ended January 31, 2026, the lower effective tax rate was driven by income in foreign jurisdictions in which the Company does not receive a tax benefit.

Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and six months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Net income attributable to Vail Resorts, Inc.	$210,007	$244,376	$23,255	$71,121
Net income attributable to noncontrolling interests	15,838	12,551	6,134	3,843
Net income	225,845	256,927	29,389	74,964
Provision for income taxes	72,287	85,956	11,672	27,572
Income before provision for income taxes	298,132	342,883	41,061	102,536
Depreciation and amortization	74,350	74,352	147,467	145,896
Loss (gain) on disposal of fixed assets and other, net	3,172	(293)	5,935	1,236
Change in estimated fair value of contingent consideration	(3,700)	100	939	2,179
Investment income and other, net	(3,525)	(3,021)	(6,548)	(5,514)
Foreign currency (gain) loss on intercompany loans	(197)	1,385	(118)	1,649
Interest expense, net	49,476	42,670	100,763	85,467
Total Reported EBITDA	$417,708	$458,076	$289,499	$333,449

Mountain Reported EBITDA	$422,171	$457,616	$279,583	$313,554
Lodging Reported EBITDA	(874)	2,047	2,029	6,404
Resort Reported EBITDA	421,297	459,663	281,612	319,958
Real Estate Reported EBITDA	(3,589)	(1,587)	7,887	13,491
Total Reported EBITDA	$417,708	$458,076	$289,499	$333,449
The following table reconciles long-term debt, net to Net Debt (in thousands):

	January 31,
	2026	2025
Long-term debt, net	$2,857,753	$2,128,064
Long-term debt due within one year	73,005	587,169
Total debt	2,930,758	2,715,233
Less: cash and cash equivalents	384,737	488,211
Net Debt	$2,546,021	$2,227,022
LIQUIDITY AND CAPITAL RESOURCES
Changes in significant sources of cash for the six months ended January 31, 2026 and 2025 are presented by category as follows (in thousands):

	Six Months Ended January 31,
	2026	2025
Net cash provided by operating activities	$575,850	$609,166
Net cash used in investing activities	$(146,001)	$(128,020)
Net cash used in financing activities	$(493,156)	$(303,231)

Six months ended January 31, 2026 compared to the six months ended January 31, 2025
We generated $575.9 million of net cash from operating activities during the six months ended January 31, 2026, a decrease of $33.3 million compared to $609.2 million generated during the six months ended January 31, 2025. The decrease in net operating cash flows was primarily a result of decreased Mountain and Lodging segment operating results for the six months ended January 31, 2026, primarily driven by decreased Local and Destination skier visitation as a result of historically low snowfall totals across the western U.S., which limited our ability to open terrain. These decreases were partially offset by a decrease in income tax payments of approximately $53.1 million for six months ended January 31, 2026 as compared to the prior year, primarily due to a difference in the timing of our estimated tax payments, which now will generally occur in higher proportions during the second half of our fiscal year, as a result of a recent change in tax year-end.

The increase in net cash used in investing activities for the six months ended January 31, 2026 of $18.0 million was primarily due to a one-time settlement of $17.6 million of cash received during the six months ended January 31, 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property.

Net cash used in financing activities increased by $189.9 million during the six months ended January 31, 2026 compared to the six months ended January 31, 2025, primarily driven by the repayment upon maturity of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes, partially offset by the proceeds received from borrowings under the Vail Holdings Credit Agreement of $275.0 million.

Significant Sources of Cash
We had $384.7 million of cash and cash equivalents as of January 31, 2026, compared to $488.2 million as of January 31, 2025. The decrease was primarily attributable to (i) $275.0 million of share repurchases completed during the last twelve months; and (ii) a decrease in operating cash flows from a decrease in Mountain and Lodging segment operating results from the impact of decreased skier visitation. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows for at least the next 12 months and thereafter for the foreseeable future.

In addition to our $384.7 million of cash and cash equivalents at January 31, 2026, we had $507.7 million available under the revolver component of our Vail Holdings Credit Agreement as of January 31, 2026 (which represents the total commitment of $600.0 million less outstanding letters of credit of $92.3 million). On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan increasing the total outstanding term loan facility to $1.2 billion as of January 31, 2026. The incremental term loan borrowings were used to fund the repayment upon maturity of the 0.0% Convertible Notes. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement. The Tenth A&R Credit Agreement, among other things, (i) replaces the existing term loan facility, with a new $1,275.0 million senior term loan facility; (ii) extends the maturity date of the revolver and term loan facilities; and (iii) reduces the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. Additionally, we had C$246.6 million ($181.2 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$250.0 million ($183.7 million) less certain outstanding letters of credit of C$3.4 million ($2.5 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Tenth A&R Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.50% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.

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

We expect our capital plan for calendar year 2026 will be approximately $215.0 million to $220.0 million, excluding $12.0 million of growth capital investments at our European resorts, $5.0 million of Resource Efficiency Transformation projects and $2.0 million in real estate planning capital. Including these investments, our total capital plan for calendar year 2026 is expected to be approximately $234.0 million to $239.0 million. Our 2026 capital plan is focused on resort-specific investments across our destination and regional resorts, technology investments and investments that enhance sustainability, efficiency and the overall guest experience. Key resort investments include lift replacements and capacity enhancements at Park City Mountain, Whistler Blackcomb and Seven Springs, significant guest experience upgrades including dining and lodging renovations across multiple resorts, and continued planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain. Technology investments are focused on expanding digital capabilities through the My Epic app, modernizing e-commerce and marketing platforms, and enhancing Ski & Ride School and rental operations to improve guest engagement and operational efficiency. Efficiency and sustainability investments include expanded implementation of remote avalanche control systems and targeted snowmaking and system upgrades to support the Company’s Resource Efficiency Transformation Plan and Commitment to Zero goals. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.
Debt
As of January 31, 2026, principal payments on the majority of our long-term debt ($1.7 billion of the total $2.9 billion debt outstanding as of January 31, 2026) are not due until fiscal year 2030 and beyond. As of January 31, 2026 and 2025, total long-term debt, net (including long-term debt due within one year) was $2.9 billion and $2.7 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.2 billion as of January 31, 2025 to $2.5 billion as of January 31, 2026.
On January 27, 2025, we entered into the First Amendment to the Vail Holdings Credit Agreement (the “First Amendment”) to the Ninth Amended and Restated Credit Agreement. The First Amendment, among other things, increased the revolving credit facility by $100.0 million to an aggregate principal amount of $600.0 million, which was undrawn as of January 31, 2026, and provided for an incremental term loan facility in an aggregate principal amount of $450.0 million in the form of delayed draw term loans, which would become subject to the same interest and principal payment terms and same maturity date as the term loan facility once drawn. On July 2, 2025 the Company reduced the delayed draw term loan by $175.0 million pursuant to the Ninth Amended and Restated Credit Agreement. No other material terms of the Vail Holdings Credit Agreement were amended. On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed term loan increasing the total outstanding term loan facility to $1.2 billion as of January 31, 2026. The incremental term loan borrowings and cash on hand were used to fund the repayment of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes as the notes were not in the money on the maturity date and had to be settled in cash. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement. The Tenth A&R Credit Agreement, among other things, (i) replaces the existing term loan facility and the existing $275.0 million delayed draw term loan facility, with a new $1,275.0 million senior term loan facility; (ii) extends the maturity date of the revolving credit facility and term loan facility; and (iii) reduces the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.2 billion of variable-rate debt outstanding as of January 31, 2026. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $12.1 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long-term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Dividend Payments
On March 5, 2026, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on April 9, 2026 to stockholders of record as of March 26, 2026. During the six months ended January 31, 2026 and January 31, 2025, we paid cash dividends of $4.44 per share, which amounted to $158.9 million and $166.0 million, respectively. We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. During the six months ended January 31, 2026 and 2025, the Company repurchased 322,709 and 217,068 Vail Shares, respectively (at a total cost of $45.0 million and $40.0 million, respectively, excluding accrued excise tax). We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through January 31, 2026, we have repurchased 11,382,892 Vail Shares at a cost of approximately $1,444.4 million. As of January 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of January 31, 2026. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

OFF BALANCE SHEET ARRANGEMENTS
We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of the Company’s financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. The Company disclosed those policies and estimates that are critical and require the use of complex judgment in their application in our Annual Report filed on Form 10-K for the fiscal year ended July 31, 2025. There have been no significant changes to those policies or the methods, assumptions and estimates during the interim period.

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
•the willingness or ability of our guests to travel due to terrorism, the uncertainty of geopolitical conflicts or public health emergencies, and the cost and availability of travel options and changing consumer preferences or discretionary spending habits;
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
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-Q, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended July 31, 2025. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of January 31, 2026, we had approximately $1.2 billion of variable rate indebtedness, representing approximately 41.4% of our total debt outstanding, at an average interest rate during the six months ended January 31, 2026 of approximately 6.0%. Based on variable-rate borrowings outstanding as of January 31, 2026, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $12.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing gains (losses), and foreign currency gain (loss) on intercompany loans recognized in comprehensive income (loss) (in thousands).

	Six Months Ended January 31,
	2026	2025
Foreign currency translation adjustments	$64,580	$(91,818)
Foreign currency gain (loss) on intercompany loans	$118	$(1,649)
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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Form 10-K, which was filed on September 29, 2025 as of and for the fiscal year ended July 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Equity Securities
The following table sets forth our purchases of Vail Shares during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2025 - November 30, 2025	178,870	$139.77	178,870	1,360,947
December 1, 2025 - December 31, 2025	143,839	$139.04	143,839	1,217,108
January 1, 2026 - January 31, 2026	—	$—	—	1,217,108
Total	322,709	$139.44	322,709	1,217,108

(1)
The share repurchase program is conducted under authorizations made from time to time by our Board of Directors. The Board of Directors initially authorized the repurchase of up to 3,000,000 Vail Shares (March 9, 2006), and later authorized additional repurchases of up to 3,000,000 Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), 1,100,000 Vail Shares (September 25, 2024) and 1,500,000 Vail Shares (June 4, 2025), for a total authorization to repurchase up to 12,600,000 Vail Shares. As of January 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing repurchase authorization. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and subject to market conditions and other factors. These authorizations have no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended January 31, 2026, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

Vail Resorts, Inc.

Date: March 9, 2026	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 9, 2026	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)