Form 10-Q
period 2026-04-30
VAIL RESORTS INC
filed 2026-06-08
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of June 3, 2026, 35,633,526 shares of the registrant’s common stock were outstanding.

Vail Resorts, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2026	July 31, 2025	April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$371,374	$440,290	$467,034
Restricted cash	15,946	16,129	13,778
Accounts receivables, net (Note 6)	356,917	382,370	335,900
Inventories, net	129,069	117,178	114,573
Other current assets	78,916	93,823	68,129
Total current assets	952,222	1,049,790	999,414
Property, plant and equipment, net (Note 6)	2,371,161	2,374,654	2,382,700
Real estate held for sale or investment	76,439	87,853	87,895
Goodwill, net	1,703,085	1,675,215	1,678,918
Intangible assets, net	299,505	298,497	300,034
Operating right-of-use assets	231,501	242,485	249,196
Other assets	52,037	49,391	51,788
Total assets	$5,685,950	$5,777,885	$5,749,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$894,951	$1,056,665	$940,874
Income taxes payable	76,241	11,452	95,919
Long-term debt due within one year (Note 5)	73,512	599,509	591,474
Total current liabilities	1,044,704	1,667,626	1,628,267
Long-term debt, net (Note 5)	2,949,629	2,594,765	2,118,911
Operating lease liabilities	198,406	215,085	220,302
Other long-term liabilities	312,469	294,464	288,506
Deferred income taxes, net	264,648	252,041	276,232
Total liabilities	4,769,856	5,023,981	4,532,218
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 47,016, 46,945 and 46,925 shares issued, respectively	470	469	469
Additional paid-in capital	1,188,112	1,171,536	1,160,833
Accumulated other comprehensive loss	(1,317)	(57,889)	(57,074)
Retained earnings	818,331	718,662	979,232
Treasury stock, at cost, 11,383, 11,060 and 9,774 shares, respectively (Note 10)	(1,453,869)	(1,408,279)	(1,206,293)
Total Vail Resorts, Inc. stockholders’ equity	551,727	424,499	877,167
Noncontrolling interests	364,367	329,405	340,560
Total stockholders’ equity	916,094	753,904	1,217,727
Total liabilities and stockholders’ equity	$5,685,950	$5,777,885	$5,749,945
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net revenue:
Mountain and Lodging services and other	$1,043,884	$1,115,031	$2,160,491	$2,259,172
Mountain and Lodging retail and dining	161,209	180,412	399,441	433,537
Resort net revenue	1,205,093	1,295,443	2,559,932	2,692,709
Real Estate	82	115	204	349
Total net revenue	1,205,175	1,295,558	2,560,136	2,693,058
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	459,875	483,161	1,214,221	1,245,010
Mountain and Lodging retail and dining cost of products sold	56,701	59,206	143,471	156,164
General and administrative	102,559	106,011	334,601	327,408
Resort operating expense	619,135	648,378	1,692,293	1,728,582
Real Estate operating expense	1,475	1,662	4,768	4,911
Total segment operating expense	620,610	650,040	1,697,061	1,733,493
Other operating (expense) income:
Depreciation and amortization	(77,219)	(76,067)	(224,686)	(221,963)
Gain on sale of real property	400	7,898	11,458	24,404
Change in estimated fair value of contingent consideration (Note 7)	(13,500)	(1,900)	(14,439)	(4,079)
(Loss) gain on disposal of fixed assets and other, net	(118)	2,323	(6,053)	1,087
Income from operations	494,128	577,772	629,355	759,014
Mountain equity investment income, net	458	666	389	3,562
Investment income and other, net	2,620	3,154	9,168	8,668
Foreign currency (loss) gain on intercompany loans	(34)	1,702	84	53
Interest expense, net	(51,318)	(41,905)	(152,081)	(127,372)
Income before provision for income taxes	445,854	541,389	486,915	643,925
Provision for income taxes	(105,631)	(130,073)	(117,303)	(157,645)
Net income	340,223	411,316	369,612	486,280
Net income attributable to noncontrolling interests	(25,788)	(21,576)	(31,922)	(25,419)
Net income attributable to Vail Resorts, Inc.	$314,435	$389,740	$337,690	$460,861
Per share amounts (Note 4):
Basic net income per share attributable to Vail Resorts, Inc.	$8.82	$10.47	$9.44	$12.33
Diluted net income per share attributable to Vail Resorts, Inc.	$8.81	$10.46	$9.43	$12.32
Cash dividends declared per share	$2.22	$2.22	$6.66	$6.66
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income	$340,223	$411,316	$369,612	$486,280
Foreign currency translation adjustments	6,967	114,723	71,547	22,905
Change in estimated fair value of hedging instruments, net of tax	—	—	—	(1,755)
Comprehensive income	347,190	526,039	441,159	507,430
Comprehensive income attributable to noncontrolling interests	(25,615)	(58,674)	(46,897)	(36,355)
Comprehensive income attributable to Vail Resorts, Inc.	$321,575	$467,365	$394,262	$471,075
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, January 31, 2025	$469	$1,153,868	$(134,699)	$671,973	$(1,176,104)	$515,507	$285,359	$800,866
Comprehensive income:
Net income	—	—	—	389,740	—	389,740	21,576	411,316
Foreign currency translation adjustments	—	—	77,625	—	—	77,625	37,098	114,723
Total comprehensive income						467,365	58,674	526,039
Stock-based compensation expense	—	6,967	—	—	—	6,967	—	6,967
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(2)	—	—	—	(2)	—	(2)
Repurchases of common stock (Note 10)	—	—	—	—	(30,189)	(30,189)	—	(30,189)
Dividends (Note 4)	—	—	—	(82,481)	—	(82,481)	—	(82,481)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(3,473)	(3,473)
Balance, April 30, 2025	$469	$1,160,833	$(57,074)	$979,232	$(1,206,293)	$877,167	$340,560	$1,217,727

Balance, January 31, 2026	$470	$1,180,671	$(8,457)	$583,001	$(1,453,869)	$301,816	$342,970	$644,786
Comprehensive income :
Net income	—	—	—	314,435	—	314,435	25,788	340,223
Foreign currency translation adjustments	—	—	7,140	—	—	7,140	(173)	6,967
Total comprehensive income						321,575	25,615	347,190
Stock-based compensation expense	—	7,443	—	—	—	7,443	—	7,443
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(2)	—	—	—	(2)	—	(2)
Repurchases of common stock (Note 10)	—	—	—	—	—	—	—	—
Dividends (Note 4)	—	—	—	(79,105)	—	(79,105)	—	(79,105)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(4,218)	(4,218)
Balance, April 30, 2026	$470	$1,188,112	$(1,317)	$818,331	$(1,453,869)	$551,727	$364,367	$916,094

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2024	$469	$1,145,610	$(67,288)	$766,826	$(1,135,685)	$709,932	$314,946	$1,024,878
Comprehensive income:
Net income	—	—	—	460,861	—	460,861	25,419	486,280
Foreign currency translation adjustments	—	—	11,969	—	—	11,969	10,936	22,905
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income						471,075	36,355	507,430
Stock-based compensation expense	—	21,184	—	—	—	21,184	—	21,184
Issuance of shares under share award plans, net of shares withheld for employee taxes	—	(5,961)	—	—	—	(5,961)	—	(5,961)
Repurchases of common stock (Note 10)	—	—	—	—	(70,608)	(70,608)	—	(70,608)
Dividends (Note 4)	—	—	—	(248,455)	—	(248,455)	—	(248,455)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(10,741)	(10,741)
Balance, April 30, 2025	$469	$1,160,833	$(57,074)	$979,232	$(1,206,293)	$877,167	$340,560	$1,217,727

Balance, July 31, 2025	$469	$1,171,536	$(57,889)	$718,662	$(1,408,279)	$424,499	$329,405	$753,904
Comprehensive income :
Net income	—	—	—	337,690	—	337,690	31,922	369,612
Foreign currency translation adjustments	—	—	56,572	—	—	56,572	14,975	71,547
Total comprehensive income						394,262	46,897	441,159
Stock-based compensation expense	—	20,645	—	—	—	20,645	—	20,645
Issuance of shares under share award plans, net of shares withheld for employee taxes	1	(4,069)	—	—	—	(4,068)	—	(4,068)
Repurchases of common stock (Note 10)	—	—	—	—	(45,590)	(45,590)	—	(45,590)
Dividends (Note 4)	—	—	—	(238,021)	—	(238,021)	—	(238,021)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(11,935)	(11,935)
Balance, April 30, 2026	$470	$1,188,112	$(1,317)	$818,331	$(1,453,869)	$551,727	$364,367	$916,094
The accompanying Notes are an integral part of these unaudited consolidated condensed financial statements.

Vail Resorts, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$369,612	$486,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,686	221,963
Stock-based compensation expense	20,645	21,184
Provision for income taxes	117,303	157,645
Change in estimated fair value of contingent consideration	14,439	4,079
Other non-cash income, net	(7,097)	(35,278)
Changes in assets and liabilities:
Accounts receivables, net	30,228	39,733
Inventories, net	(10,345)	3,819
Accounts payable and accrued liabilities	14,780	54,627
Deferred revenue	(142,350)	(106,953)
Income taxes payable	(44,453)	(110,904)
Other assets and liabilities, net	(4,782)	(11,597)
Net cash provided by operating activities	582,666	724,598
Cash flows from investing activities:
Capital expenditures	(181,640)	(179,250)
Other investing activities, net	2,699	23,768
Net cash used in investing activities	(178,941)	(155,482)
Cash flows from financing activities:
Proceeds from borrowings under Vail Holdings Credit Agreement	389,063	—
Repayment of 0.0% Convertible Notes	(525,000)	(48,000)
Repayments of borrowings under Vail Holdings Credit Agreement	(40,547)	(36,914)
Employee taxes paid for share award exercises	(4,068)	(5,961)
Dividends paid	(238,021)	(248,455)
Repurchases of common stock	(45,000)	(70,000)
Other financing activities, net	(23,679)	(26,386)
Net cash used in financing activities	(487,252)	(435,716)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,428	10,349
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,099)	143,749
Cash, cash equivalents and restricted cash:
Beginning of period	456,419	337,063
End of period	$387,320	$480,812

Non-cash investing activities:
Accrued capital expenditures	$12,479	$19,727
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
2.     Summary of Significant Accounting Policies
Basis of Presentation
Consolidated Condensed Financial Statements — In the opinion of the Company, the accompanying Consolidated Condensed Financial Statements reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year, particularly given the significant seasonality of the Company’s operating cycle. The accompanying Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. The Consolidated Condensed Balance Sheet as of July 31, 2025, was derived from audited financial statements.
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
Goodwill - The Company tests Goodwill annually as of May 1, or more often, if necessary. During the three months ended April 30, 2026, due to continued evolution in the operations of the Mountain segment focused on a more streamlined guest experience, the Company assessed the impact of these changes to the existing reporting units. Based on an evaluation of quantitative and qualitative factors, management determined that components of its Mountain segment are economically similar and thus should be aggregated into a single reporting unit. Factors considered include financial results, the shared customer base, common assets and resources, and operational and economic interdependence of the segment’s components. Prior to the aggregation of the reporting units, the Company tested each reporting unit for impairment and concluded there was no impairment of goodwill.
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and 5.625% Notes (both described in Note 5, Long-Term Debt) are based on quoted market prices (a Level 2 input). The fair value of the NRP Loan (as defined in Note 5, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The fair value of the EPR Secured Notes (as defined in Note 5, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input) and future revenue projections (a Level 3 input). The carrying values, including any unamortized premium or discount, and estimated fair values of the 6.50% Notes, 5.625% Notes, EPR Secured Notes and NRP Loan as of April 30, 2026 are presented below (in thousands):

	April 30, 2026
	Carrying Value	Fair Value
6.50% Notes	$600,000	$612,894
5.625% Notes	$500,000	$499,770
EPR Secured Notes	$114,162	$163,674
NRP Loan	$35,181	$28,204
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
To correct the immaterial errors, the Company elected to revise its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2025. The revision also includes the correction of other previously identified immaterial errors in its Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2025, which the Company had evaluated or recorded as out of period adjustments in prior periods. The Company had previously determined that these errors did not, individually or in the aggregate, result in a material error of its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed

Financial Statements as of and for the three and nine months ended April 30, 2025. Further information regarding the errors and related revisions is included in Note 11, Revision of Previously Issued Consolidated Condensed Financial Statements.
The Company presented the revision of its previously issued Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023 in connection with the filing of its 2025 Annual Report on Form 10-K. The Company is presenting the revision of its previously issued unaudited Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2025 in the accompanying unaudited Consolidated Condensed Financial Statements and related disclosures.
Recently Issued Accounting Standards
Standards Being Evaluated
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024 (the Company’s fiscal year ending July 31, 2026). The Company will adopt the standard during the fourth quarter of its fiscal year ending July 31, 2026. The adoption will not materially affect the Company’s financial position or results of operations but will result in additional disclosures.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).” The amendments in this update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity will start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and that the software will be used to perform the function intended. This ASU allows for prospective, modified or retrospective transition. The ASU is effective for fiscal years beginning after December 15, 2027 (the Company’s fiscal year ending July 31, 2029) and interim reporting periods within those annual periods, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing and method of adoption.
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

3.    Revenues
Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the three and nine months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Mountain net revenue:
Lift	$729,378	$770,259	$1,404,948	$1,455,600
Ski School	141,758	160,243	270,269	300,091
Dining	99,142	110,972	203,554	222,507
Retail/Rental	104,211	113,678	261,014	278,363
Other	55,289	57,397	187,536	192,378
Total Mountain net revenue	$1,129,778	$1,212,549	$2,327,321	$2,448,939
Lodging net revenue:
Owned hotel rooms	$12,861	$15,104	$54,049	$56,618
Managed condominium rooms	28,345	32,634	64,124	71,413
Dining	13,816	14,870	46,577	48,576
Transportation	5,200	6,743	11,413	13,784
Golf	—	—	8,468	8,131
Other	9,981	9,308	34,661	34,109
	70,203	78,659	219,292	232,631
Payroll cost reimbursements	5,112	4,235	13,319	11,139
Total Lodging net revenue	$75,315	$82,894	$232,611	$243,770
Total Resort net revenue	$1,205,093	$1,295,443	$2,559,932	$2,692,709
Total Real Estate net revenue	82	115	204	349
Total net revenue	$1,205,175	$1,295,558	$2,560,136	$2,693,058
Contract Balances
Deferred revenue balances of a short-term nature were $467.0 million, $602.1 million and $468.6 million as of April 30, 2026, July 31, 2025 and April 30, 2025 respectively. For the three and nine months ended April 30, 2026, the Company recognized approximately $260.7 million and $569.5 million, respectively, of revenue that was included in the deferred revenue balance as of July 31, 2025. Deferred revenue balances of a long-term nature, comprised primarily of long-term private club initiation fee revenue, were $95.1 million, $99.4 million and $101.2 million as of April 30, 2026, July 31, 2025 and April 30, 2025, respectively. As of April 30, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
Costs to Obtain Contracts with Customers
Costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Condensed Balance Sheets and were $3.0 million, $6.6 million and $4.0 million as of April 30, 2026, July 31, 2025 and April 30, 2025, respectively. The amounts capitalized are subject to amortization commensurate with the recognition of revenue for related pass products. The Company recorded amortization of $15.4 million and $31.0 million, respectively, for these costs during the three and nine months ended April 30, 2026, which was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Condensed Statements of Operations. The Company recorded amortization of $13.4 million and $28.3 million, respectively, for these costs during the three and nine months ended April 30, 2025.
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

Presented below is basic and diluted EPS for the three months ended April 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$314,435	$314,435	$389,740	$389,740
Weighted-average shares outstanding	35,633	35,633	37,241	37,241
Effect of dilutive securities	—	53	—	36
Total shares	35,633	35,686	37,241	37,277
Net income per share attributable to Vail Resorts	$8.82	$8.81	$10.47	$10.46
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 10,000 and 2,000 for the three months ended April 30, 2026 and 2025, respectively.
Presented below is basic and diluted EPS for the nine months ended April 30, 2026 and 2025 (in thousands, except per share amounts):

	Nine Months Ended April 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$337,690	$337,690	$460,861	$460,861
Weighted-average shares outstanding	35,765	35,765	37,365	37,365
Effect of dilutive securities	—	46	—	47
Total shares	35,765	35,811	37,365	37,412
Net income per share attributable to Vail Resorts	$9.44	$9.43	$12.33	$12.32
The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 10,000 and 21,000 for the nine months ended April 30, 2026 and 2025 respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 5, Long-Term Debt). The Company was required to settle the principal amount of the 0.0% Convertible Notes in cash and had the option to settle the conversion spread in cash or shares. The Company used the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments could be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeded their conversion price, then the Company would calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner was anti-dilutive, or if the conversion value of the notes did not exceed their conversion price for a reporting period, then the shares underlying the notes would not be reflected in the Company’s calculation of diluted EPS. On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company settled the remaining principal amount in cash. For the three and nine months ended April 30, 2026 and 2025, the price of Vail Resorts, Inc. common stock (“Vail Shares”) did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the three and nine months ended April 30, 2026, the Company paid cash dividends of $2.22 and $6.66 per share, respectively ($79.1 million and $238.0 million, respectively). During the three and nine months ended April 30, 2025, the Company paid cash dividends of $2.22 and $6.66 per share, respectively ($82.5 million and $248.5 million, respectively). On

June 4, 2026, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 9, 2026 to stockholders of record as of June 25, 2026.
5.    Long-Term Debt
Long-term debt, net as of April 30, 2026, July 31, 2025 and April 30, 2025 is summarized as follows (in thousands):

	Maturity	April 30, 2026	July 31, 2025	April 30, 2025
Vail Holdings Credit Agreement term loan (a)	2030	$1,259,063	$910,547	$922,852
Vail Holdings Credit Agreement revolver (a)	2030	—	—	—
6.50% Notes	2032	600,000	600,000	600,000
5.625% Notes	2030	500,000	500,000	—
0.0% Convertible Notes (b)	2026	—	525,000	525,000
Whistler Credit Agreement revolver (c)	2030	—	—	—
EPR Secured Notes (d)	2034-2036	114,162	114,162	114,162
NRP Loan	2036	35,181	37,109	36,525
Employee housing bonds	2027-2039	52,575	52,575	52,575
Canyons obligation	2063	379,116	374,864	373,433
Canyons Parking Garage (e)	2063	22,282	—	—
Whistler Blackcomb employee housing leases	2042	27,620	27,416	27,658
Other	2026-2037	32,353	52,332	52,838
Total debt		3,022,352	3,194,005	2,705,043
Less: Unamortized premiums, discounts and debt issuance costs		(789)	(269)	(5,342)
Less: Current maturities (f)		73,512	599,509	591,474
Long-term debt, net		$2,949,629	$2,594,765	$2,118,911
(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Ninth Amended and Restated Credit Agreement (as subsequently amended, the “Vail Holdings Credit Agreement”). The Vail Holdings Credit Agreement provides a revolver credit facility, which was undrawn as of April 30, 2026, and the term loan facility, which had an outstanding balance of $1.3 billion as of April 30, 2026. The term loan is subject to quarterly amortization of principal, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit.
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
On February 9, 2026, VHI entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, (i) replaced the existing term loan facility with a new $1,275.0 million senior term loan facility; (ii) extended the maturity date of the revolver and term loan facilities to the earlier of (x) five years from the closing date and (y) the date that is ninety days prior to the maturity of the Company’s 5.625% senior notes due July 2030, so long as such notes remain outstanding; and (iii) reduced the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. Under the Tenth A&R Credit Agreement, borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.50% as of April 30, 2026 (5.16% as of April 30, 2026). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis.
The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of April 30, 2026).
(b)On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company repaid the remaining $525.0 million aggregate principal amount. The repayment was funded with the net proceeds from the Company’s delayed draw term loan, in addition to cash on hand.

(c)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a credit facility by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank, as administrative agent. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. The Whistler Credit Agreement uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of April 30, 2026, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of April 30, 2026 is equal to 0.39% per annum.

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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2026, interest on this note accrued at a rate of 12.26%.
ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2026, interest on this note accrued at a rate of 11.75%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2026, interest on this note accrued at a rate of 11.75%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of April 30, 2026, interest on this note accrued at a rate of 12.88%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of April 30, 2026, interest on this note accrued at a rate of 9.52%.
(e)During the nine months ended April 30, 2026, the Company recognized a new finance lease agreement for the Canyons Parking Garage at Park City, resulting in an incremental finance lease liability on the commencement date of $22.2 million, which represents the minimum lease payments of $80.4 million, net of $58.2 million of amounts representing interest, for the initial 38 year term of the lease discounted at the estimated incremental borrowing rate. The Company recorded a $22.8 million finance lease right-of-use asset in connection with the lease, which has a net value of $22.5 million as of April 30, 2026, net of $0.3 million accumulated amortization, and is included within property, plant and equipment, net in the Company’s Consolidated Condensed Balance Sheet.

(f)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities of debt outstanding as of April 30, 2026 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

Total
2026 (May 2026 through July 2026)	$16,997
2027	82,408
2028	71,787
2029	71,588
2030	1,559,388
Thereafter	1,220,184
Total debt	$3,022,352
The Company recorded $51.3 million and $41.9 million of interest expense, net for the three months ended April 30, 2026 and 2025, respectively, of which $0.9 million and $1.9 million, respectively, was amortization of deferred financing costs. The Company recorded $152.1 million and $127.4 million of interest expense, net for the nine months ended April 30, 2026 and 2025, respectively, of which $4.4 million and $4.2 million respectively, was amortization of deferred financing costs. The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
6.    Supplementary Balance Sheet Information
The composition of accounts receivables, net follows (in thousands):

	April 30, 2026	July 31, 2025	April 30, 2025
Trade receivables	$363,361	$381,187	$333,872
Other receivables	3,529	7,690	9,016
Gross accounts receivables	366,890	388,877	342,888
Allowance for doubtful accounts	(9,973)	(6,507)	(6,988)
Accounts receivables, net	$356,917	$382,370	$335,900
The composition of other current assets follows (in thousands):

	April 30, 2026	July 31, 2025	April 30, 2025
Prepaid expenses	$36,763	$58,089	$38,849
Other current assets	42,153	35,734	29,280
Total other current assets	$78,916	$93,823	$68,129
The composition of property, plant and equipment follows (in thousands):

	April 30, 2026	July 31, 2025	April 30, 2025
Land and land improvements	$809,548	$804,667	$802,652
Buildings and building improvements	1,776,639	1,712,138	1,709,201
Machinery and equipment	2,262,701	2,117,865	2,108,353
Furniture and fixtures	371,911	349,921	348,399
Software	220,444	189,982	189,120
Vehicles	101,199	96,504	96,580
Construction in progress	61,929	114,357	82,984
Gross property, plant and equipment	5,604,371	5,385,434	5,337,289
Accumulated depreciation	(3,233,210)	(3,010,780)	(2,954,589)
Property, plant and equipment, net	$2,371,161	$2,374,654	$2,382,700

The composition of accounts payable and accrued liabilities follows (in thousands):

	April 30, 2026	July 31, 2025	April 30, 2025
Trade payables	$105,165	$139,976	$128,613
Deferred revenue	467,041	602,117	468,606
Accrued salaries, wages and deferred compensation	44,650	59,779	67,875
Accrued benefits	72,909	64,869	68,560
Deposits	46,758	42,284	44,069
Operating lease liabilities	35,942	34,883	35,099
Fees and assessments	56,609	40,842	55,972
Other liabilities	65,877	71,915	72,080
Total accounts payable and accrued liabilities	$894,951	$1,056,665	$940,874
The changes in the net carrying amount of goodwill by segment for the nine months ended April 30, 2026 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2025	$1,630,209	$45,006	$1,675,215
Effects of changes in foreign currency exchange rates	27,870	—	27,870
Balance at April 30, 2026	$1,658,079	$45,006	$1,703,085

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

The table below summarizes the Company’s cash equivalents, restricted cash, other current assets and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of April 30, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$50,000	$50,000	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$43,742	$—	$43,742	$—
Liabilities:
Contingent Consideration	$93,000	$—	$—	$93,000

	Estimated Fair Value Measurement as of July 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$80,576	$80,576	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$65,962	$—	$65,962	$—
Liabilities:
Contingent Consideration	$93,300	$—	$—	$93,300

	Estimated Fair Value Measurement as of April 30, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$52,213	$52,213	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$87,505	$—	$87,505	$—
Liabilities:
Contingent Consideration	$88,000	$—	$—	$88,000
The Company’s cash equivalents, restricted cash equivalents and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
The changes in Contingent Consideration during the nine months ended April 30, 2026 and 2025 were as follows (in thousands):

Balance as of July 31, 2025 and 2024, respectively	$93,300	$104,200
Payments	(14,739)	(20,279)
Change in estimated fair value	14,439	4,079
Balance as of April 30, 2026 and 2025, respectively	$93,000	$88,000
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
The Company estimated the fair value of the Contingent Consideration liability using an option pricing valuation model. The estimated fair value of the Contingent Consideration is determined on the basis of estimated future year performance of Park City, on which participating contingent payments are made, which is increased by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 10.5% and volatility of 15.0%, which together with future period Park City EBITDA, are all unobservable inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes on certain key assumptions would have on the fair value of the Contingent Consideration. A change in the discount rate of 100 basis points, a change in volatility of 100 basis points, or a 5% change in estimated subsequent year performance of the resort would result in a change in the fair value within the range of approximately $5.3 million to $24.3 million.
During the nine months ended April 30, 2026, the Company made a payment to the landlord for Contingent Consideration of approximately $14.7 million and recorded an increase in the liability of approximately $14.4 million, which was primarily driven by updates to key market inputs, including a lower discount rate and increased volatility assumptions, partially offset by the impact of updated company performance for fiscal 2026, which lowered EBITDA for the current fiscal year and resulted in the expectation that no payment will be made to the landlord in the next period. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $93.0 million, which is included in other long-term liabilities in the Company’s Consolidated Condensed Balance Sheet as of April 30, 2026.

8.    Commitments and Contingencies
Guarantees/Indemnifications
As of April 30, 2026, the Company had various letters of credit outstanding totaling $86.0 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $26.2 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement, and workers’ compensation. The Company also had surety bonds of $11.3 million as of April 30, 2026, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of April 30, 2026, July 31, 2025 and April 30, 2025, the accruals for the above loss contingencies were not material individually or in the aggregate.
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

The following table presents key financial information by reportable segment (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net revenue:
Mountain	$1,129,778	$1,212,549	$2,327,321	$2,448,939
Lodging	75,315	82,894	232,611	243,770
Total Resort net revenue	1,205,093	1,295,443	2,559,932	2,692,709
Real Estate	82	115	204	349
Total net revenue	$1,205,175	$1,295,558	$2,560,136	$2,693,058
Segment operating expense:
Mountain
Labor and labor-related benefits	$238,346	$256,343	$614,110	$639,363
Retail cost of sales	29,744	30,617	78,851	86,121
Resort related fees	55,604	55,727	106,785	107,330
General and administrative	89,335	90,678	292,278	281,588
Other (1)	137,596	144,413	376,492	389,108
Total Mountain operating expense	550,625	577,778	1,468,516	1,503,510
Lodging
Labor and labor-related benefits	29,257	31,149	96,987	100,845
General and administrative	13,224	15,333	42,323	45,820
Reimbursed payroll costs	5,112	4,235	13,319	11,139
Other (1)	20,917	19,883	71,148	67,268
Total Lodging operating expense	68,510	70,600	223,777	225,072
Total Resort operating expense	619,135	648,378	1,692,293	1,728,582
Real Estate
Other (1)	1,475	1,662	4,768	4,911
Total Real Estate operating expense	1,475	1,662	4,768	4,911
Total segment operating expense	$620,610	$650,040	$1,697,061	$1,733,493
Gain on sale of real property	$400	$7,898	$11,458	$24,404
Mountain equity investment income, net	$458	$666	$389	$3,562
Reported EBITDA:
Mountain	$579,611	$635,437	$859,194	$948,991
Lodging	6,805	12,294	8,834	18,698
Resort	586,416	647,731	868,028	967,689
Real Estate	(993)	6,351	6,894	19,842
Total Reported EBITDA	$585,423	$654,082	$874,922	$987,531
Real estate held for sale or investment	$76,439	$87,895	$76,439	$87,895
Reconciliation from net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$314,435	$389,740	$337,690	$460,861
Net income attributable to noncontrolling interests	25,788	21,576	31,922	25,419
Net income	340,223	411,316	369,612	486,280
Provision for income taxes	105,631	130,073	117,303	157,645
Income before provision for income taxes	445,854	541,389	486,915	643,925
Depreciation and amortization	77,219	76,067	224,686	221,963
Change in estimated fair value of contingent consideration	13,500	1,900	14,439	4,079
Loss (gain) on disposal of fixed assets and other, net	118	(2,323)	6,053	(1,087)
Investment income and other, net	(2,620)	(3,154)	(9,168)	(8,668)
Foreign currency loss (gain) on intercompany loans	34	(1,702)	(84)	(53)
Interest expense, net	51,318	41,905	152,081	127,372
Total Reported EBITDA	$585,423	$654,082	$874,922	$987,531
(1) Other segment operating expense primarily includes cost of sales, fuel, supplies, repairs and maintenance, professional services, rent, utilities and property taxes. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.

10.     Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. The Company did not repurchase any Vail Shares during the three months ended April 30, 2026. The Company repurchased 186,815 Vail Shares during the three months ended April 30, 2025 (at a total cost of $30.0 million, excluding accrued excise tax). During the nine months ended April 30, 2026 and 2025, the Company repurchased 322,709 and 403,883 Vail Shares, respectively (at a total cost of $45.0 million and $70.0 million, respectively, excluding accrued excise tax). Since inception of this stock repurchase program through April 30, 2026, the Company has repurchased 11,382,892 Vail Shares at a cost of approximately $1,444.4 million. As of April 30, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance under the Company’s employee share award plan.
11.    Revision of Previously Issued Consolidated Condensed Financial Statements
As disclosed in Note 2, Summary of Significant Accounting Policies, during the fourth quarter of the fiscal year ended July 31, 2025, the Company identified errors to the Consolidated Financial Statements as of and for the years ended July 31, 2024 and July 31, 2023, as well as its unaudited Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2025 relating to the misapplication of the interest method in the accounting for the EPR Secured Notes and its accounting for certain completed capital projects. Although the Company concluded that these errors were not material, either individually or in the aggregate, to its current or previously issued Consolidated Financial Statements as of and for the years ended July 31, 2025, July 31, 2024 and July 31, 2023 and its unaudited Consolidated Condensed Financial Statements as of and for the three and nine months ended April 30, 2025, the Company elected to revise its previously issued Consolidated Financial Statements and its unaudited Consolidated Condensed Financial Statements to correct the errors. In connection with the revision, the Company is also correcting for other previously identified immaterial errors that were originally corrected as out of period adjustments in the period of identification.
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
There were no other changes to the Consolidated Condensed Statements of Stockholders’ Equity that have not otherwise been reflected in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) described above. The following tables present the revisions to the Consolidated Condensed Balance Sheet as of April 30, 2025, the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement of Comprehensive Income (Loss) for the three and nine months ended April 30, 2025 and the Consolidated Condensed Statement of Cash Flows for the nine months ended April 30, 2025 (in thousands, except per share amounts):

	April 30, 2025
Consolidated Condensed Balance Sheet	As Reported	Adjustment	As Revised
Other current assets	$72,579	$(4,450)	$68,129
Total current assets	1,003,864	(4,450)	999,414
Property, plant and equipment, net (Note 6)	2,391,354	(8,654)	2,382,700
Total assets	5,763,049	(13,104)	5,749,945
Income taxes payable	101,379	(5,460)	95,919
Long-term debt due within one year (Note 5)	590,382	1,092	591,474
Total current liabilities	1,632,635	(4,368)	1,628,267
Long-term debt, net (Note 5)	2,106,413	12,498	2,118,911
Deferred income taxes, net	279,258	(3,026)	276,232
Total liabilities	4,527,114	5,104	4,532,218
Retained earnings	997,440	(18,208)	979,232
Total Vail Resorts, Inc. stockholders’ equity	895,375	(18,208)	877,167
Total stockholders’ equity	1,235,935	(18,208)	1,217,727
Total liabilities and stockholders’ equity	$5,763,049	$(13,104)	$5,749,945

	Three Months Ended April 30, 2025
Consolidated Condensed Statement of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(74,618)	$(1,449)	$(76,067)
Gain (loss) on disposal of fixed assets and other, net	4,267	(1,944)	2,323
Income from operations	581,165	(3,393)	577,772
Interest expense, net	(41,317)	(588)	(41,905)
Income before provision for income taxes	545,370	(3,981)	541,389
Provision for income taxes	(131,042)	969	(130,073)
Net income	414,328	(3,012)	411,316
Net income attributable to Vail Resorts, Inc.	392,752	(3,012)	389,740
Basic net income per share attributable to Vail Resorts, Inc.	$10.55	$(0.08)	$10.47
Diluted net income per share attributable to Vail Resorts, Inc.	$10.54	$(0.08)	$10.46

	Nine months ended April 30, 2025
Consolidated Condensed Statement of Operations	As Reported	Adjustment	As Revised
Depreciation and amortization	$(219,358)	$(2,605)	$(221,963)
Gain (loss) on disposal of fixed assets and other, net	3,031	(1,944)	1,087
Income from operations	763,563	(4,549)	759,014
Interest expense, net	(125,839)	(1,533)	(127,372)
Income before provision for income taxes	650,007	(6,082)	643,925
Provision for income taxes	(159,124)	1,479	(157,645)
Net income	490,883	(4,603)	486,280
Net income attributable to Vail Resorts, Inc.	465,464	(4,603)	460,861
Basic net income per share attributable to Vail Resorts, Inc.	$12.46	$(0.13)	$12.33
Diluted net income per share attributable to Vail Resorts, Inc.	$12.44	$(0.12)	$12.32

	Three Months Ended April 30, 2025
Consolidated Condensed Statement of Comprehensive Income	As Reported	Adjustment	As Revised
Net income	$414,328	$(3,012)	$411,316
Comprehensive income	529,051	(3,012)	526,039
Comprehensive income attributable to Vail Resorts, Inc.	$470,377	$(3,012)	$467,365

	Nine months ended April 30, 2025
Consolidated Condensed Statement of Comprehensive Income	As Reported	Adjustment	As Revised
Net income	$490,883	$(4,603)	$486,280
Comprehensive income	512,033	(4,603)	507,430
Comprehensive income attributable to Vail Resorts, Inc.	$475,678	$(4,603)	$471,075

	Nine months ended April 30, 2025
Consolidated Condensed Statement of Cash Flows	As Reported	Adjustment	As Revised
Net income	$490,883	$(4,603)	$486,280
Depreciation and amortization	219,358	2,605	221,963
Provision for income tax	159,124	(1,479)	157,645
Other non-cash income, net	(36,923)	1,645	(35,278)
Net cash provided by operating activities	726,430	(1,832)	724,598
Other financing activities, net	(28,218)	1,832	(26,386)
Net cash used in financing activities	$(437,548)	$1,832	$(435,716)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this Quarterly Report on Form 10-Q for the period ended April 30, 2026 (“Form 10-Q”) as “we,” “us,” “our” or the “Company.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (“Form 10-K”) and the Consolidated Condensed Financial Statements as of April 30, 2026 and 2025 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. See “Forward-Looking Statements” below. These risks include, but are not limited to, those discussed in our filings with the Securities and Exchange Commission (“SEC”), including the risks described in Item 1A. “Risk Factors” of Part I of our Form 10-K, which was filed on September 29, 2025.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) is included in the following discussion because we consider this measure to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and Resort Reported EBITDA, and long-term debt, net to Net Debt.

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

Additionally, the Mountain segment includes ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Consequently, our first and fourth fiscal quarters are seasonally low periods as most of our North American and European ski operations are generally not open for business, and the activity of our Australian ski areas’ peak season and our North American and European summer operating results are not sufficient to offset the losses incurred during these seasonally low periods. Revenue of the Mountain segment during the first and fourth fiscal quarters is primarily generated from summer and group related visitation at our North American and European destination mountain resorts, retail/rental operations and peak season Australian ski operations. Our largest source of Mountain segment revenue is the sale of lift tickets and pass products, which represented approximately 65% and 64% of Mountain segment revenue for the three months ended April 30, 2026 and 2025, respectively, and approximately 60% and 59% of Mountain segment revenue for the nine months ended April 30, 2026 and 2025, respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests; and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2025/2026 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 56% and 44%, respectively, for the 2024/2025 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally purchase our higher-priced lift tickets (including pass products) and utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging proximate to our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.

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

Lift revenue consists of pass product lift revenue (“pass revenue”) and non-pass product lift revenue (“non-pass revenue”). For the nine months ended April 30, 2026 and 2025, approximately 70% and 66%, respectively, of our total lift revenue recognized was derived from pass revenue.

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
The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 95% and 96% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for the three months ended April 30, 2026 and 2025, respectively, and 75% and 77% of our Lodging segment revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) for the nine months ended April 30, 2026 and 2025, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.
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
Recent Trends, Risks and Uncertainties
Together with those risk factors we have identified in our Form 10-K, we have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Weather conditions remained extremely unfavorable in the third quarter, adding to what had already been one of the most challenging winters in history across the western U.S., driving continued pressure on visitation and revenue in the quarter, particularly at our destination resorts in the Rockies. While these dynamics negatively impacted results, our advance commitment model provided considerable stability and strong cost discipline kept us on track to exceed our resource efficiency transformation plan savings for the year. At the same time, our continued investments in talent, technology and resort operations drove record guest satisfaction scores and strong employee engagement. Despite the weather challenges of the past year, our strategic focus remains unchanged, and we are pleased with the progress we made this year. The new lift ticket products and strategic shifts in our marketing approach, showed early positive results this past season, with our lift ticket visitation meaningfully outperforming the industry, including in the Rockies, and we continued to make significant strides in enhancing the guest experience.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2026, we began our season pass sales program for the 2026/2027 North American ski season. Pass product unit sales through May 26, 2026 for the upcoming 2026/2027 North American ski season decreased approximately 10%, days sold decreased approximately 8% and sales dollars decreased approximately 5%, including sales and admissions taxes, as compared to the prior year period through May 27, 2025. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.72 between the Canadian dollar and the U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2026 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2026/2027 North American ski season.

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

•As of April 30, 2026, we had $371.4 million of cash and cash equivalents, as well as $517.8 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $600.0 million less certain letters of credit outstanding of $82.2 million. On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan of the Vail Holdings Credit

Agreement to fund the repayment of our 0.0% Convertible Notes. On February 9, 2026, Vail Holdings, Inc. (“VHI”) entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, replaced the existing term loan facility and the existing $275.0 million delayed draw term loan facility with a new $1,275.0 million senior term loan facility. As of April 30, 2026, the term loan facility had an outstanding balance of $1,259.1 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of April 30, 2026, we had C$246.6 million ($181.6 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$250.0 million ($184.1 million) less letters of credit outstanding of C$3.4 million ($2.5 million).
We believe that our existing cash and cash equivalents, availability under our credit agreements and the expected positive cash flow from operating activities of our Mountain and Lodging segments less resort capital expenditures will continue to provide us with sufficient liquidity to fund our operations.

RESULTS OF OPERATIONS
Summary
Shown below is a summary of operating results for the three and nine months ended April 30, 2026, compared to the three and nine months ended April 30, 2025 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income attributable to Vail Resorts, Inc.	$314,435	$389,740	$337,690	$460,861
Income before provision for income taxes	$445,854	$541,389	$486,915	$643,925
Mountain Reported EBITDA	$579,611	$635,437	$859,194	$948,991
Lodging Reported EBITDA	6,805	12,294	8,834	18,698
Resort Reported EBITDA	$586,416	$647,731	$868,028	$967,689
Real Estate Reported EBITDA	(993)	6,351	6,894	19,842
Total Reported EBITDA	$585,423	$654,082	$874,922	$987,531
A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below.

Mountain Segment
Three months ended April 30, 2026 compared to the three months ended April 30, 2025
Mountain segment operating results for the three months ended April 30, 2026 and 2025 are presented by category as follows (in thousands, except effective ticket price (“ETP”)). ETP is calculated as lift revenue divided by total skier visits for each applicable period presented.

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Mountain net revenue:
Lift	$729,378	$770,259	(5.3)%
Ski school	141,758	160,243	(11.5)%
Dining	99,142	110,972	(10.7)%
Retail/rental	104,211	113,678	(8.3)%
Other	55,289	57,397	(3.7)%
Total Mountain net revenue	1,129,778	1,212,549	(6.8)%
Mountain operating expense:
Labor and labor-related benefits	238,346	256,343	(7.0)%
Retail cost of sales	29,744	30,617	(2.9)%
Resort related fees	55,604	55,727	(0.2)%
General and administrative	89,335	90,678	(1.5)%
Other	137,596	144,413	(4.7)%
Total Mountain operating expense	550,625	577,778	(4.7)%
Mountain equity investment income, net	458	666	(31.2)%
Mountain Reported EBITDA	$579,611	$635,437	(8.8)%

Total skier visits	7,276	8,609	(15.5)%
ETP	$100.24	$89.47	12.0%
Mountain Reported EBITDA includes $6.5 million and $6.1 million of stock-based compensation expense for the three months ended April 30, 2026 and 2025, respectively.

Mountain Reported EBITDA decreased $55.8 million, or 8.8%, primarily due to a decrease in both Destination and Local skier visitation as a result of record low snowfall and historically warm temperatures across the western U.S., which led to earlier resort closures and particularly impacted our resorts in the Rockies and Tahoe regions. The decreased skier visitation resulted in decreased non-pass lift revenue and other ancillary revenues. These decreases were partially offset by (i) an increase in North American pass product revenue ($25.1 million), driven by an increase in pass product sales for the 2025/2026 North American ski season compared to the prior year, as well as the timing of revenue recognition due to delayed openings and early closures in the current year ($11.2 million, which largely offsets against the decrease recognized in the three months ended January 31, 2026); (ii) decreased labor and labor-related benefits from the impact of earlier resort closures and lower than expected variable compensation accruals; and (iii) decreased variable costs associated with the decreased revenue. Mountain Reported EBITDA also includes one-time operating expenses attributable to our resource efficiency transformation plan of $2.9 million and $3.9 million for the three months ended April 30, 2026 and 2025, respectively.

Lift revenue decreased $40.9 million, or 5.3%, primarily due to a decrease in non-pass revenue of 22.0%, driven by a decrease in both Destination and Local skier visitation, which was impacted by record low snowfall and historically warm temperatures across the western U.S., which led to earlier resort closures. Additionally, non-pass ETP decreased 10.9%, compared to the prior year, driven by an overall shift in the mix of visitation to lower-ETP regions, including the impact of stronger visitation across our eastern U.S. resorts, as compared to our Destination resorts in the western U.S. and an overall shift in the mix of lift tickets sold, including a shift to benefit tickets with the new Epic Friends discount and introduction of super advance lift ticket discount for purchasing approximately one month in advance. These decreases were partially offset by a $25.1 million increase in pass product revenue from an increase in season pass sales for the 2025/2026 North American ski season, as well as an increase from the timing of revenue recognition from delayed openings and early closures in the current year ($11.2 million, which largely offsets against the decrease recognized in the three months ended January 31, 2026).

Ski school revenue decreased $18.5 million, or 11.5%, dining revenue decreased $11.8 million, or 10.7%, and retail/rental revenue decreased $9.5 million, or 8.3%, each primarily driven by decreased visitation at our North American resorts, including the impact of earlier resort closures, which negatively impacted demand for ancillary products.

Other revenue mainly consists of other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue decreased $2.1 million, or 3.7%, primarily driven by decreased skier visitation which drove decreased demand for ancillary services, primarily parking revenue.

Operating expense decreased $27.2 million, or 4.7%, which was primarily attributable to (i) cost savings attributable to the Company’s resource efficiency transformation initiatives; (ii) reduced labor hours at our North American Resorts driven by decreased visitation compared to the prior year as a result of challenging weather conditions from record low snowfall and historically warm temperatures across the western U.S.; and (iii) lower variable expenses associated with decreased revenue. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $2.9 million and $3.9 million for the three months ended April 30, 2026 and 2025, respectively.

Labor and labor-related benefits decreased $18.0 million, or 7.0%, primarily due to a decrease in labor expense to support North American operations due to challenging weather conditions, cost savings attributable to the Company’s resource efficiency transformation initiatives and lower than expected variable compensation accruals ($5.2 million) compared to the prior year. General and administrative expense decreased $1.3 million, or 1.5%, driven by cost savings attributable to the Company’s resource efficiency transformation initiatives, partially offset by an increase in marketing expenses. Other expense decreased $6.8 million, or 4.7%, primarily driven by decreased variable costs associated with the decreased revenue, primarily supplies ($1.5 million), dining cost of sales ($1.4 million), variable rent ($0.7 million) and professional services ($0.6 million). Additionally, one-time expenses attributable to our resource efficiency plan decreased $1.0 million.

Nine months ended April 30, 2026 compared to the nine months ended April 30, 2025
Mountain segment operating results for the nine months ended April 30, 2026 and 2025 are presented by category as follows (in thousands, except ETP):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Mountain net revenue:
Lift	$1,404,948	$1,455,600	(3.5)%
Ski school	270,269	300,091	(9.9)%
Dining	203,554	222,507	(8.5)%
Retail/rental	261,014	278,363	(6.2)%
Other	187,536	192,378	(2.5)%
Total Mountain net revenue	2,327,321	2,448,939	(5.0)%
Mountain operating expense:
Labor and labor-related benefits	614,110	639,363	(3.9)%
Retail cost of sales	78,851	86,121	(8.4)%
Resort related fees	106,785	107,330	(0.5)%
General and administrative	292,278	281,588	3.8%
Other	376,492	389,108	(3.2)%
Total Mountain operating expense	1,468,516	1,503,510	(2.3)%
Mountain equity investment income, net	389	3,562	(89.1)%
Mountain Reported EBITDA	$859,194	$948,991	(9.5)%

Total skier visits	14,797	16,912	(12.5)%
ETP	$94.95	$86.07	10.3%
Mountain Reported EBITDA includes $18.0 million and $18.4 million of stock-based compensation expense for the nine months ended April 30, 2026 and 2025, respectively.

Mountain Reported EBITDA decreased $89.8 million, or 9.5%, due to a decrease in both Destination and Local skier visitation as a result of record low snowfall and historically warm temperatures across the western U.S., which led to earlier resort closures and particularly impacted our resorts in the Rockies and Tahoe regions. The decreased skier visitation resulted in decreased non-pass revenue and other ancillary revenues. These decreases were partially offset by (i) an increase in pass product revenue ($34.0 million) from an increase in pass product sales; (ii) decreased labor and labor-related benefits, including lower than expected variable compensation accruals; (iii) decreased variable costs associated with decreased revenue; and (iv) an increase from our Australian operations compared to the prior year ($2.8 million), which experienced improved visitation, driven by improved weather conditions. Mountain segment results also include the impact of one-time operating expenses attributable to our resource efficiency transformation plan of $7.6 million and $8.6 million for the nine months ended April 30, 2026 and 2025, respectively, as well as acquisition and integration related expenses of $0.1 million and $1.1 million for the nine months ended April 30, 2026 and 2025, respectively.

Lift revenue decreased $50.7 million, or 3.5%, primarily due to a decrease in non-pass revenue of 16.9%, driven by a decrease in both Destination and Local skier visitation, which was impacted by record low snowfall and historically warm temperatures across the western U.S., which drove lower demand and negatively impacted spending throughout the season. Additionally, non-pass ETP decreased 9.2%, compared to the prior year, driven by an overall shift in the mix of visitation to lower-ETP regions, including the impact of stronger visitation across our eastern U.S. resorts, as compared to our Destination resorts in the western U.S. and an overall shift in the mix of lift tickets sold, including a shift to benefit tickets with the new Epic Friends discount and introduction of super advance lift ticket discount for purchasing approximately one month in advance. These decreases were partially offset by (i) a $29.5 million increase in pass product revenue from an increase in sales for the 2025/2026 North American ski season; and (ii) an increase in pass product revenue from our Australian operations compared to prior year ($4.5 million), driven by growth in Australian pass product sales, as well as improved visitation, which was supported by improved weather conditions.

Ski school revenue decreased $29.8 million, or 9.9%, dining revenue decreased $19.0 million, or 8.5%, and retail/rental revenue decreased $17.3 million, or 6.2%, each primarily driven by decreased visitation at our North American resorts as a result of record low snowfall and historically warm temperatures across the western U.S., which negatively impacted demand for ancillary products.

Other revenue mainly consists of revenues stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue decreased $4.8 million, or 2.5%, primarily driven by decreased skier visitation at our North American resorts, which resulted in decreased demand for ancillary services, partially offset by a $1.9 million increase in other on-mountain summer activities and sightseeing revenue from the impact of increased pricing at our North American resorts.
Operating expense decreased $35.0 million, or 2.3%, which was primarily attributable to (i) cost savings attributable to the Company’s resource efficiency transformation initiatives; (ii) reduced labor hours at our North American resorts driven by decreased visitation compared to the prior year as a result of challenging weather conditions from record low snowfall and historically warm temperatures across the western U.S.; and (iii) lower variable expenses associated with decreased revenue. Operating expense also includes one-time expenses attributable to our resource efficiency transformation plan of $7.6 million and $8.6 million for the nine months ended April 30, 2026 and 2025, respectively, as well as acquisition and integration related expenses of $0.1 million and $1.1 million for the nine months ended April 30, 2026 and 2025, respectively.

Labor and labor-related benefits decreased $25.3 million, or 3.9%, primarily due to reduced labor hours at our North American resorts as a result of challenging weather conditions which limited our ability to open terrain and negatively impacted visitation throughout the season, as well as lower than expected variable compensation accruals ($7.0 million) compared to the prior year, partially offset by an increase in labor expense to support increased Australian winter operations as a result of improved weather conditions compared to the prior year ($3.4 million). Retail cost of sales decreased $7.3 million, or 8.4%, compared to a decrease in retail sales of 9.3%. General and administrative expenses increased $10.7 million, or 3.8%, primarily due to an increase in corporate overhead costs, driven by an increase in marketing and sales expenses from investments in media spending to drive incremental pass product sales and visitation. Other expenses decreased $12.6 million, or 3.2%, primarily due to decreased variable expenses associated with decreased revenues, including dining cost of sales ($4.3 million), supplies ($2.9 million), repairs and maintenance ($1.5 million) and fuel ($1.4 million), as well as a decrease in pass partnership expense ($3.4 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Three months ended April 30, 2026 compared to the three months ended April 30, 2025
Lodging segment operating results for the three months ended April 30, 2026 and 2025 are presented by category as follows (in thousands, except average daily rates (“ADR”) and revenue per available room (“RevPAR”)):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Lodging net revenue:
Owned hotel rooms	$12,861	$15,104	(14.9)%
Managed condominium rooms	28,345	32,634	(13.1)%
Dining	13,816	14,870	(7.1)%
Transportation	5,200	6,743	(22.9)%
Other	9,981	9,308	7.2%
	70,203	78,659	(10.8)%
Payroll cost reimbursements	5,112	4,235	20.7%
Total Lodging net revenue	75,315	82,894	(9.1)%
Lodging operating expense:
Labor and labor-related benefits	29,257	31,149	(6.1)%
General and administrative	13,224	15,333	(13.8)%
Other	20,917	19,883	5.2%
	63,398	66,365	(4.5)%
Reimbursed payroll costs	5,112	4,235	20.7%
Total Lodging operating expense	68,510	70,600	(3.0)%
Lodging Reported EBITDA	$6,805	$12,294	(44.6)%

Owned hotel statistics:
ADR	$312.54	$347.01	(9.9)%
RevPAR	$137.95	$165.54	(16.7)%
Managed condominium statistics:
ADR	$502.67	$517.07	(2.8)%
RevPAR	$174.87	$206.66	(15.4)%
Owned hotel and managed condominium statistics (combined):
ADR	$449.66	$472.36	(4.8)%
RevPAR	$166.25	$197.16	(15.7)%
Lodging Reported EBITDA includes $0.9 million and $0.8 million of stock-based compensation expense for the three months ended April 30, 2026 and 2025, respectively.
Lodging Reported EBITDA decreased $5.5 million, or 44.6%, primarily due to decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions and earlier resort closures, which drove a decrease in ADR and negatively impacted ancillary revenues.
Revenue from owned hotel rooms decreased $2.2 million, or 14.9%, revenue from managed condominium rooms decreased $4.3 million, or 13.1%, dining revenue decreased $1.1 million, or 7.1%, and transportation revenue decreased $1.5 million, or 22.9%, each primarily due to decreased demand from the impact of decreased skier visitation driven by challenging weather conditions.
Labor and labor related benefits decreased $1.9 million, or 6.1%, primarily due to a decrease in labor hours associated with decreased visitation, earlier resort closures and a reduction in accrued variable compensation plan expense. General and administrative expenses decreased $2.1 million, or 13.8%, primarily due to a decrease in overhead costs from cost savings attributable to the Company’s resource efficiency transformation initiatives. Other expenses increased $1.0 million, or 5.2%, primarily due to an increase in online travel agent commissions.
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
Nine months ended April 30, 2026 compared to the nine months ended April 30, 2025
Lodging segment operating results for the nine months ended April 30, 2026 and 2025 are presented by category as follows (in thousands, except ADR and RevPAR):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Lodging net revenue:
Owned hotel rooms	$54,049	$56,618	(4.5)%
Managed condominium rooms	64,124	71,413	(10.2)%
Dining	46,577	48,576	(4.1)%
Transportation	11,413	13,784	(17.2)%
Golf	8,468	8,131	4.1%
Other	34,661	34,109	1.6%
	219,292	232,631	(5.7)%
Payroll cost reimbursements	13,319	11,139	19.6%
Total Lodging net revenue	232,611	243,770	(4.6)%
Lodging operating expense:
Labor and labor-related benefits	96,987	100,845	(3.8)%
General and administrative	42,323	45,820	(7.6)%
Other	71,148	67,268	5.8%
	210,458	213,933	(1.6)%
Reimbursed payroll costs	13,319	11,139	19.6%
Total Lodging operating expense	223,777	225,072	(0.6)%
Lodging Reported EBITDA	$8,834	$18,698	(52.8)%

Owned hotel statistics:
ADR	$315.90	$322.94	(2.2)%
RevPAR	$154.49	$164.03	(5.8)%
Managed condominium statistics:
ADR	$428.06	$442.94	(3.4)%
RevPAR	$124.87	$139.09	(10.2)%
Owned hotel and managed condominium statistics (combined):
ADR	$386.08	$399.57	(3.4)%
RevPAR	$132.66	$145.47	(8.8)%
Lodging Reported EBITDA includes $2.4 million and $2.6 million of stock-based compensation expense for the nine months ended April 30, 2026 and 2025, respectively.
Lodging Reported EBITDA decreased $9.9 million, or 52.8%, primarily due to decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions and delayed openings, which drove a decrease in revenue from both our managed condominium and owned hotel rooms, as well as a decrease in dining and transportation revenue, partially offset by increased demand for lodging and park visitation at GTLC ($2.1 million) driven by favorable weather conditions.

Revenue from owned hotel rooms decreased $2.6 million, or 4.5%, due to decreased demand driven by decreased skier visitation from challenging weather conditions across the western U.S., which drove a decrease in ADR, as well as a decrease in demand for summer group lodging, partially offset by increased demand for lodging and park visitation at GTLC driven by favorable weather conditions ($2.1 million).
Revenue from managed condominium rooms decreased $7.3 million, or 10.2%, due to decreased demand driven by decreased skier visitation from challenging weather conditions across the western U.S., which drove a decrease in ADR, as well as a decrease in demand for summer group lodging. Additionally, revenue from managed condominiums decreased from a net reduction in our inventory of available managed condominium room nights compared to the prior year.
Dining revenue decreased $2.0 million, or 4.1%, due to decreased demand at our lodging properties proximate to our North American mountain resorts, including the impact of decreased demand for summer lodging. Transportation revenue decreased $2.4 million, or 17.2%, due to decreased demand driven by decreased skier visitation from challenging weather conditions across the western U.S. which drove a decrease in demand for ancillary services.
Labor and labor related benefits decreased $3.9 million, or 3.8%, primarily due to a decrease in labor hours associated with decreased visitation from delayed openings and earlier resort closures and a reduction in accrued variable compensation plan expense ($1.3 million). General and administrative expense decreased $3.5 million, or 7.6%, primarily due to a decrease in overhead costs from cost savings attributable to the Company’s resource efficiency transformation initiatives. Other expense increased $3.9 million, or 5.8%, primarily due to a reduction in property tax refunds received during the nine months ended April 30, 2026 ($1.0 million), as well as increases in professional services ($0.6 million), commissions ($0.6 million) and credit card fees ($0.4 million).
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

Three months ended April 30, 2026 compared to the three months ended April 30, 2025
Real Estate segment operating results for the three months ended April 30, 2026 and 2025 are presented by category as follows (in thousands):

	Three Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Total Real Estate net revenue	$82	$115	(28.7)%
Real Estate operating expense:
Other	1,475	1,662	(11.3)%
Total Real Estate operating expense	1,475	1,662	(11.3)%
Gain on sale of real property	400	7,898	(94.9)%
Real Estate Reported EBITDA	$(993)	$6,351	(115.6)%
During the three months ended April 30, 2026, we did not close on any significant real estate transactions. During the three months ended April 30, 2025, we recorded a gain on sale of real property for $8.5 million related to the sale of three real estate parcels in Breckenridge, Colorado for total consideration of $11.9 million, including $1.0 million net cash proceeds received at closing. One of these parcels was originally sold during the year ended July 31, 2022 but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore a portion of the proceeds were deferred for recognition until control was transferred, which occurred during the three months ended April 30, 2025.

Other operating expense for both the three months ended April 30, 2026 and 2025 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.

Nine months ended April 30, 2026 compared to the nine months ended April 30, 2025
Real Estate segment operating results for the nine months ended April 30, 2026 and 2025 are presented by category as follows (in thousands):

	Nine Months Ended April 30,		Percentage Increase (Decrease)
	2026	2025
Total Real Estate net revenue	$204	$349	(41.5)%
Real Estate operating expense:
Other	4,768	4,911	(2.9)%
Total Real Estate operating expense	4,768	4,911	(2.9)%
Gain on sale of real property	11,458	24,404	(53.0)%
Real Estate Reported EBITDA	$6,894	$19,842	(65.3)%
During the nine months ended April 30, 2026, we recorded a gain on sale of real property for $13.0 million related to the sale of a real estate parcel in Breckenridge, Colorado for proceeds of $15.4 million. The proceeds were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time of sale; therefore, recognition of the gain was deferred until control was transferred during the nine months ended April 30, 2026. We also recorded a loss on the sale of real property of $1.8 million related to the transfer of a land parcel in Keystone, Colorado. The proceeds were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time of sale; therefore, recognition of the loss was deferred for recognition until control was transferred, which occurred during the nine months ended April 30, 2026.
During the nine months ended April 30, 2025, we recorded a gain on sale of real property for $16.5 million related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, for which we received proceeds of $17.6 million. We also recorded a gain on sale of real property for $8.5 million related to the sale of three real estate parcels in Breckenridge, Colorado for total consideration of $11.9 million, including $1.0 million net cash proceeds received at closing, for which one of these parcels was originally sold during the year ended July 31, 2022 but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore a portion of the proceeds were deferred for recognition until control was transferred, which occurred during the nine months ended April 30, 2025.
Other operating expense for both the nine months ended April 30, 2026 and 2025 was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
Other Items
In addition to segment operating results, fluctuations in the following items contributed to our overall financial results for the three and nine months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Increase (Decrease)	Nine Months Ended April 30,		Increase (Decrease)
	2026	2025		2026	2025
Change in estimated fair value of contingent consideration	$(13,500)	$(1,900)	610.5%	$(14,439)	$(4,079)	254.0%
(Loss) gain on disposal of fixed assets and other, net	$(118)	$2,323	(105.1)%	$(6,053)	$1,087	(656.9)%
Interest expense, net	$(51,318)	$(41,905)	22.5%	$(152,081)	$(127,372)	19.4%
Provision for income taxes	$(105,631)	$(130,073)	(18.8)%	$(117,303)	$(157,645)	(25.6)%
Effective tax rate	23.7%	24.0%	(0.3) pts	24.1%	24.5%	(0.4) pts
Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for the three and nine months ended April 30, 2026 increased $11.6 million and $10.4 million, respectively, primarily driven by updates to key market inputs, including a lower discount rate and increased volatility assumptions.

(Loss) gain on disposal of fixed assets and other, net. (Loss) gain on disposal of fixed assets and other, net for the nine months ended April 30, 2026 primarily included $2.8 million loss related to lift replacements and upgrades and $2.4 million of construction in progress write offs related to legacy planning projects the Company does not currently intend to pursue, partially offset by a $2.1 million gain on sale of trademarks. For the nine months ended April 30, 2025, a gain was recognized for $3.5 million related to the Hotham Airport sale.
Interest expense, net. Interest expense, net for the three and nine months ended April 30, 2026 increased $9.4 million and $24.7 million, respectively, compared to the same periods in the prior year, primarily due to the offering of $500.0 million aggregate principal amount of 5.625% senior notes due 2030, issued under an indenture dated July 2, 2025.
Provision for income taxes. The effective tax rate for the three and nine months ended April 30, 2026 was 23.7% and 24.1%, respectively, compared to 24.0% and 24.5% for the three and nine months ended April 30, 2025, respectively.

The effective tax rate. For both the three and nine months ended April 30, 2026, the lower effective tax rates were primarily due to a lower annualized effective tax rate compared to prior year driven by (i) higher relative forecast in Canada resulting in a larger benefit from noncontrolling interests; and (ii) reduced state income taxes from a decrease in projected U.S. income, compared to the prior year.
Reconciliation of Segment Earnings and Net Debt
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for the three and nine months ended April 30, 2026 and 2025 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Net income attributable to Vail Resorts, Inc.	$314,435	$389,740	$337,690	$460,861
Net income attributable to noncontrolling interests	25,788	21,576	31,922	25,419
Net income	340,223	411,316	369,612	486,280
Provision for income taxes	105,631	130,073	117,303	157,645
Income before provision for income taxes	445,854	541,389	486,915	643,925
Depreciation and amortization	77,219	76,067	224,686	221,963
Loss (gain) on disposal of fixed assets and other, net	118	(2,323)	6,053	(1,087)
Change in estimated fair value of contingent consideration	13,500	1,900	14,439	4,079
Investment income and other, net	(2,620)	(3,154)	(9,168)	(8,668)
Foreign currency loss (gain) on intercompany loans	34	(1,702)	(84)	(53)
Interest expense, net	51,318	41,905	152,081	127,372
Total Reported EBITDA	$585,423	$654,082	$874,922	$987,531

Mountain Reported EBITDA	$579,611	$635,437	$859,194	$948,991
Lodging Reported EBITDA	6,805	12,294	8,834	18,698
Resort Reported EBITDA	586,416	647,731	868,028	967,689
Real Estate Reported EBITDA	(993)	6,351	6,894	19,842
Total Reported EBITDA	$585,423	$654,082	$874,922	$987,531
The following table reconciles long-term debt, net to Net Debt (in thousands):

	April 30,
	2026	2025
Long-term debt, net	$2,949,629	$2,118,911
Long-term debt due within one year	73,512	591,474
Total debt	3,023,141	2,710,385
Less: cash and cash equivalents	371,374	467,034
Net Debt	$2,651,767	$2,243,351

LIQUIDITY AND CAPITAL RESOURCES
Changes in significant sources of cash for the nine months ended April 30, 2026 and 2025 are presented by category as follows (in thousands):

	Nine Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$582,666	$724,598
Net cash used in investing activities	$(178,941)	$(155,482)
Net cash used in financing activities	$(487,252)	$(435,716)

Nine months ended April 30, 2026 compared to the nine months ended April 30, 2025
We generated $582.7 million of net cash from operating activities during the nine months ended April 30, 2026, a decrease of $141.9 million compared to $724.6 million generated during the nine months ended April 30, 2025. The decrease in net operating cash flows was primarily a result of decreased Mountain and Lodging segment operating results for the nine months ended April 30, 2026, primarily driven by decreased Local and Destination skier visitation as a result of record low snowfall and historically warm temperatures negatively impacting visitation and spending throughout the season. These decreases were partially offset by a decrease in income tax payments of approximately $66.8 million for the nine months ended April 30, 2026 as compared to the prior year, primarily due to a difference in the timing of our estimated tax payments, which now will generally occur in higher proportions during the second half of our fiscal year as a result of a recent change in tax year-end, as well as lower taxable income.

The increase in net cash used in investing activities for the nine months ended April 30, 2026 of $23.5 million was primarily due to (i) a one-time settlement of $17.6 million of cash received during the nine months ended April 30, 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property; and (ii) $4.2 million of cash received during the nine months ended April 30, 2025 related to the Hotham Airport sale.

Net cash used in financing activities increased by $51.5 million during the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025, primarily driven by the repayment upon maturity of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes, partially offset by the proceeds received from borrowings under the Vail Holdings Credit Agreement of $389.1 million.

Significant Sources of Cash
We had $371.4 million of cash and cash equivalents as of April 30, 2026, compared to $467.0 million as of April 30, 2025. The decrease was primarily attributable to (i) $245.0 million of share repurchases completed during the last twelve months; and (ii) a decrease in operating cash flows from a decrease in Mountain and Lodging segment operating results from the impact of decreased skier visitation, partially offset by proceeds received from net borrowings. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows for at least the next 12 months and thereafter for the foreseeable future.

In addition to our $371.4 million of cash and cash equivalents at April 30, 2026, we had $517.8 million available under the revolver component of our Vail Holdings Credit Agreement as of April 30, 2026 (which represents the total commitment of $600.0 million less outstanding letters of credit of $82.2 million). On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan. The incremental term loan borrowings were used to fund the repayment upon maturity of the 0.0% Convertible Notes. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement. The Tenth A&R Credit Agreement, among other things, (i) replaced the existing term loan facility with a new $1,275.0 million senior term loan facility; (ii) extended the maturity date of the revolver and term loan facilities to the earlier of (x) five years from the closing date and (y) the date that is ninety days prior to the maturity of the Company’s 5.625% senior notes due July 2030, so long as such notes remain outstanding; and (iii) reduced the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. As of April 30, 2026, the term loan facility had an outstanding balance of $1.3 billion. Additionally, we had C$246.6 million ($181.6 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$250.0 million ($184.1 million) less certain outstanding letters of credit of C$3.4 million ($2.5 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Tenth A&R Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.50% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.

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
Debt
As of April 30, 2026, principal payments on the majority of our long-term debt ($2.8 billion of the total $3.0 billion debt outstanding as of April 30, 2026) are not due until fiscal year 2030 and beyond. As of April 30, 2026 and 2025, total long-term debt, net (including long-term debt due within one year) was $3.0 billion and $2.7 billion, respectively. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents) increased from $2.2 billion as of April 30, 2025 to $2.7 billion as of April 30, 2026.
On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed term loan. The incremental term loan borrowings and cash on hand were used to fund the repayment of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes as the notes were not in the money on the maturity date and had to be settled in cash. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement. The Tenth A&R Credit Agreement, among other things, (i) replaced the existing term loan facility with a new $1,275.0 million senior term loan facility; (ii) extended the maturity date of the revolver and term loan facilities to the earlier of (x) five years from the closing date and (y) the date that is ninety days prior to the maturity of the Company’s 5.625% senior notes due July 2030, so long as such notes remain outstanding; and (iii) reduced the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. As of April 30, 2026, the term loan facility had an outstanding balance of $1.3 billion. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.3 billion of variable-rate debt outstanding as of April 30, 2026. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $13.1 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long-term liquidity needs depend upon operating results that impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.
Dividend Payments
On June 4, 2026, the Company’s Board of Directors approved a cash dividend of $2.22 per share payable on July 9, 2026 to stockholders of record as of June 25, 2026. During the nine months ended April 30, 2026 and April 30, 2025, we paid cash dividends of $6.66 per share, which amounted to $238.0 million and $248.5 million, respectively. We funded these dividends with available cash on hand. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors.
Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024 and June 4, 2025, the Company’s Board of Directors increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. During the nine months ended April 30, 2026 and 2025, the Company repurchased 322,709 and 403,883 Vail Shares, respectively (at a total cost of $45.0 million and $70.0 million, respectively, excluding accrued excise tax). We funded the share repurchases with available cash on hand. Since inception of this stock repurchase program through April 30, 2026, we have repurchased 11,382,892 Vail Shares at a cost of approximately $1,444.4 million. As of April 30, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing as well as the number of Vail Shares that may be repurchased under the program will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for repurchase at prices that we believe are attractive. The share repurchase program has no expiration date.
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

We were in compliance with all restrictive financial covenants in our debt instruments as of April 30, 2026. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. As of April 30, 2026, we had approximately $1.3 billion of variable rate indebtedness, representing approximately 43.4% of our total debt outstanding, at an average interest rate during the nine months ended April 30, 2026 of approximately 5.8%. Based on variable-rate borrowings outstanding as of April 30, 2026, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by approximately $13.1 million. Our market risk exposure fluctuates based on changes in underlying interest rates.

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

The following table summarizes the amounts of foreign currency translation adjustments, representing gains, and foreign currency gain on intercompany loans recognized in comprehensive income (in thousands).

	Nine Months Ended April 30,
	2026	2025
Foreign currency translation adjustments	$71,547	$22,905
Foreign currency gain on intercompany loans	$84	$53
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
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended April 30, 2026, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are either filed or furnished herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed or furnished with the Securities and Exchange Commission.

Exhibit Number	Description

10.1
Tenth Amended and Restated Credit Agreement, dated February 9, 2026 among Vail Holdings, Inc., as borrower, Bank of America, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo, National Association as co-syndication Agents, and the Lenders party thereto.

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

Vail Resorts, Inc.

Date: June 8, 2026	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2026	By:	/s/ Nathan Gronberg
Nathan Gronberg
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)