Form 10-K
period 2026-07-31
VAIL RESORTS INC
filed 2026-09-28
CIK 812011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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
☐  Yes  ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $133.07 per share as reported on the New York Stock Exchange Composite Tape on January 30, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,694,414,924.
As of September 23, 2026, 35,635,298 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of July 31, 2026 are incorporated by reference into Part III, Items 10 through 14, of this Annual Report.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects, are forward-looking.
These forward-looking statements are, in some cases, identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “target,” “trend,” “will,” “would” and similar terms and phrases, including references to assumptions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results or outcomes, or the timing of our results or outcomes, to differ materially from our forward-looking statements include, but are not limited to:
•prolonged weakness in general market and macroeconomic conditions, including adverse effects on the overall travel and leisure related industries and our business and results of operations, including a result of changes in trade and tariff policies;
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
•our ability to fund capital expenditures, or accurately identify the need for, or anticipate the timing of certain capital expenditures;
•risks related to a disruption in our water supply that would impact our snowmaking capabilities and operations;
•our reliance on government permits or approvals for our use of public land or to make operational and capital improvements;
•risks related to resource efficiency transformation initiatives;
•risks relating to stockholder activism and other stockholder actions, including proxy contests and director nomination campaigns, which may divert management and Board attention, increase costs, create uncertainty regarding our strategic direction, affect our ability to execute our business plans, and result in volatility in the market price of our common stock;
•risks related to federal, state, local and foreign government laws, rules and regulations, including environmental and health and safety laws and regulations;
•risks related to changes in security and privacy laws and regulations which could increase our operating costs and adversely affect our ability to market our products, properties and services effectively;
•potential failure to adapt to technological developments or industry trends regarding information technology, including our use of artificial intelligence technologies;
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
If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results or outcomes, or the timing of our results or outcomes, may differ materially and adversely from those expected, estimated or projected. Given these uncertainties, users of the information included or incorporated by reference in this Form 10-K, including investors and prospective investors, are cautioned not to place undue reliance on such forward-looking statements. Actual results or outcomes may differ materially from those expressed or implied by the forward-looking statements that we make for a number of reasons including those described above and in Part I, Item 1A. “Risk Factors” of this Form 10-K. All forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not intend to update these forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I
ITEM 1.BUSINESS.
General
Vail Resorts, Inc., together with its subsidiaries, is referred to throughout this document as “we,” “us,” “our” or the “Company.”
Vail Resorts, Inc., a Delaware corporation, was organized as a holding company in 1997 and operates through various subsidiaries. Our operations are grouped into three reportable segments: Mountain, Lodging and Real Estate, which represented approximately 88%, 12% and 0%, respectively, of our net revenue for our fiscal year ended July 31, 2026 (“Fiscal 2026”).
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

Mountain Segment
In the Mountain segment, the Company operates the following 42 destination mountain resorts and regional ski areas, including four resorts within the top ten most visited resorts in the United States for the 2025/2026 North American ski season:
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
Many of our destination mountain resorts operate year-round and provide a comprehensive resort experience to a diverse clientele with an attractive demographic profile. We offer a broad complement of winter and summer recreational activities, including skiing, snowboarding, snowshoeing, snowtubing, sightseeing, mountain biking, guided hiking, challenge ropes courses, alpine slides, mountain coasters, children’s activities and other recreational activities. Collectively, our Resorts are located in close proximity to population centers totaling approximately 110 million people.
Destination Mountain Resorts
Rocky Mountains (Colorado and Utah Resorts)
•Vail Mountain Resort (“Vail Mountain”) - the second most visited mountain resort in the United States (“U.S.”) for the 2025/2026 ski season. Vail Mountain offers some of the most expansive and varied terrain in North America with approximately 5,300 skiable acres including seven world renowned back bowls and the resort’s Blue Sky Basin.
•Breckenridge Ski Resort (“Breckenridge”) - the third most visited mountain resort in the U.S. for the 2025/2026 ski season. Breckenridge offers five interconnected peaks with an expansive variety of terrain for every skill level, including access to above-tree-line intermediate and expert terrain, and progressive and award-winning terrain parks.
•Park City Resort (“Park City”) - the fifth most visited mountain resort in the U.S. for the 2025/2026 ski season and the largest by acreage in the U.S. Park City offers 7,300 skiable acres, including diverse terrain for every type of skier and snowboarder. In 2024, the International Olympic Committee selected Salt Lake City as the host for the 2034 Winter Olympics, naming Park City as an official venue for certain competitions.
•Keystone Resort (“Keystone”) - the seventh most visited mountain resort in the U.S. for the 2025/2026 ski season, as well as the largest area for night skiing in Colorado. Keystone is a premier destination for families with its “Kidtopia” program focused on providing activities for kids on and off the mountain.

•Beaver Creek Resort (“Beaver Creek”) - the thirteenth most visited mountain resort in the U.S. for the 2025/2026 ski season. Beaver Creek is a European-style resort with multiple villages and a world-renowned children’s ski school program focused on providing a first-class experience with unique amenities such as a dedicated children’s gondola.
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
Lake Tahoe Resorts
•Heavenly Mountain Resort (“Heavenly”) - the twelfth most visited mountain resort in the U.S. for the 2025/2026 ski season. Located near the South Shore of Lake Tahoe with over 4,800 skiable acres, Heavenly straddles the border of California and Nevada and offers unique and spectacular views of Lake Tahoe. Heavenly offers great nightlife, including its proximity to several casinos.
•Northstar Resort (“Northstar”) - located near the North Shore of Lake Tahoe, Northstar is the premier luxury mountain resort destination near Lake Tahoe, offering premium lodging, a vibrant base area and over 3,000 skiable acres. Northstar’s village features high-end shops and restaurants, a conference center and a 9,000 square-foot skating rink.
•Kirkwood Mountain Resort (“Kirkwood”) - located about 35 miles southwest of South Lake Tahoe, offering a unique location atop the Sierra Crest, Kirkwood is recognized for offering some of the best high-alpine advanced terrain in North America with 2,000 feet of vertical drop and over 2,300 skiable acres.
Switzerland
•Andermatt-Sedrun (“Andermatt-Sedrun”) - located approximately 70 miles (110 kilometers) from Zurich, Switzerland in the Ursern Valley of the Swiss Alps and approximately 200 miles (320 kilometers) from Geneva, Switzerland. Andermatt-Sedrun offers nearly 75 miles (120 kilometers) of varied terrain and a top elevation of 9,800 feet (3,000 meters) across the mountains of Andermatt, Sedrun and Gemsstock, with connected access to independently owned Disentis. The ski area spans over 10 miles (16 kilometers) of scenic high-alpine terrain between Andermatt and Sedrun, including the iconic Oberalp Pass, and is connected by the Matterhorn Gotthard Bahn, a year-round railway.
•Crans-Montana Mountain Resort (“Crans-Montana”) - located in the Valais canton of Switzerland, approximately 125 miles (200 kilometers) from Geneva and approximately 190 miles (310 kilometers) from Zurich. The resort spans nearly 4,900 feet (1,500 meters) of skiable vertical terrain, and approximately 87 miles (140 kilometers) of trails. Crans-Montana has a legacy of being a renowned outdoor sports destination, having hosted signature events such as the Ski World Cup, Mountain Bike World Cup, Omega European Masters and Caprices Festival. The commune of Crans-Montana has gourmet restaurants and luxury retail stores, as well as five-star hotels. The International Ski Federation Council has awarded the FIS Alpine World Ski Championships 2027 to Crans-Montana.
Regional Ski Areas
Our ski resort network allows us to connect guests with drive-to access and destination resort access on a single pass product. Building a presence near major metropolitan areas with large populations enables us to drive advance commitment pass product sales among a broad array of guests.

Northeast
We own and operate eight regional ski areas in the Northeast, all of which provide a compelling regional and local connection to guests within driving distance from the New York, Boston and the greater New England markets. Stowe is the premier, high-end regional ski area in the Northeast offering outstanding skiing and an exceptional base area experience. Okemo and Mount Snow are compelling regional destinations serving guests in the New York metropolitan area and throughout New England. Hunter Mountain is a day-trip ski area primarily serving the New York metropolitan area. Additionally, we own four ski areas in New Hampshire serving guests throughout New England.
Mid-Atlantic (Pennsylvania)
We own and operate eight regional ski areas in the Mid-Atlantic region serving guests in Philadelphia, Pittsburgh, Central & Southern New Jersey, Baltimore and Washington D.C. Our presence in the region allows us to offer compelling local options and easy overnight weekend and holiday trips, which are within driving distance from these markets.
Midwest
We own and operate ten regional ski areas in the Midwest that draw guests from Chicago, Detroit, Minneapolis, St. Louis, Indianapolis, Cleveland, Columbus, Kansas City and Louisville, among others. Located within proximity to major metropolitan markets, these ski areas provide beginners with easy access to beginner ski programs and many also offer night skiing for young adults and families. The proximity of these ski areas to metropolitan areas allows for regular usage by avid skiers.
Pacific Northwest (U.S.)
Located less than 85 miles from Seattle on the crest of Washington State’s Cascade Range, Stevens Pass Resort (“Stevens Pass”) offers terrain for all levels across more than 1,100 acres of skiable terrain. Stevens Pass has operated for over 80 years and is known for its numerous bowls, glades, faces and extensive lighted terrain for night skiing and riding.
Australia
Australia is an important market for both domestic skiing during the Australian winter and as a source of international visitation to the Northern Hemisphere in the Australian off-season, with approximately two million estimated Australian skier visits annually to North America, Europe and Japan. We own three of the five largest ski areas in Australia, which we serve with the Epic Australia Pass, an Australian dollar denominated pass product marketed specifically to Australian guests. Perisher, located in New South Wales, is the largest ski resort in Australia and primarily targets guests in the Sydney metropolitan area and the broader New South Wales market, while Falls Creek and Mount Hotham are two of the largest ski areas in Victoria and primarily target guests in the Melbourne metropolitan area and the broader Victoria market.
Ski Industry/Competition
There are approximately 770 ski areas operating in North America with approximately 490 in the U.S., ranging from small ski area operations that service day skiers to large resorts that attract both day skiers and destination guests looking for a comprehensive vacation experience. During the 2025/2026 North American ski season, combined skier visits for all ski areas in North America were approximately 72.9 million. Our North American Resorts had approximately 13.1 million skier visits during the 2025/2026 ski season, representing approximately 17.9% of North American skier visits.
There is limited opportunity for development of new destination ski resorts due to the limited private lands on which ski areas can be built, the difficulty in obtaining the appropriate governmental approvals to build on public lands and the significant capital needed to construct the necessary infrastructure. As such, there have been virtually no new destination ski resorts of scale in North America for over 45 years, which has allowed and should continue to allow the best-positioned destination resorts to benefit from future industry growth.
Our resorts compete with other major destination mountain resorts, including, among others, Aspen Snowmass, Deer Valley, Jackson Hole, Copper Mountain, Steamboat, Winter Park, Snowbird, Palisades Tahoe, Killington, Mammoth, St. Moritz and Zermatt, as well as other ski areas in Colorado, California, Nevada, Utah, the Pacific Northwest, the Northeast, the Southwest, British Columbia, Canada, Australia and Switzerland, and other destination ski areas worldwide as well as non-ski related vacation options and destinations. Our pass products compete with other single and multi-resort frequency pass products in North America, including the IKON Pass, the Indy Pass, the Mountain Collective Pass and various regional and local pass products.
The ski industry statistics stated in this section have been derived primarily from data published by the Canadian Ski Council and Kottke National End of Season Surveys as well as other industry publications.

Our Competitive Strengths
We believe our premier resorts and business model differentiate our Company from the rest of the ski industry. We own and operate some of the most iconic, branded destination mountain resorts in geographically diverse and important ski destinations in North America, including Colorado, Utah, Lake Tahoe and the Pacific Northwest, including British Columbia, Canada. These resorts are complemented by regional ski areas in the Northeast, Pacific Northwest, Midwest and Mid-Atlantic regions, which are strategically positioned near key U.S. population centers, as well as three ski areas in Australia and two ski resorts in Switzerland. Vail Resorts is uniquely positioned to differentiate the guest experience across our network as we have intentionally built a fully integrated owned and operated network of world-class resorts, connected through our pass and marketing ecosystem and supported by a unified data and technology platform. Our integrated marketing platform enables a differentiated ability to develop products and pricing across our owned resorts and our technology-enabled services delivers value to our guests by creating a more seamless, personalized and connected experience. We believe we invest in more capital improvements than our competitors and we create synergies through our owned and operated network of resorts, which enhances our profitability by enabling customers to access our network of resorts. Many of our destination mountain resorts located in the U.S. typically rank in the most visited ski resorts in the U.S. (four of the top ten for the 2025/2026 U.S. ski season), and most of our destination mountain resorts are consistently in the top ranked ski resorts in North America according to industry surveys, which we attribute to our ability to provide a high-quality experience. Additionally, we received six awards across multiple resorts and categories from the 2026 Condé Nast Traveler Readers’ Choice Awards.
We believe the following factors contribute directly to each Resort’s success:
Exceptional Mountain Experience

•World-Class Destination Mountain Resorts and Integrated Base Resort Areas
Our destination mountain resorts offer a multitude of skiing and snowboarding experiences for beginner, intermediate, advanced and expert levels. Each destination mountain resort is fully integrated into expansive resort base areas offering a broad array of lodging, dining, retail, nightlife and other amenities, some of which we own or manage.

•Snow Conditions
Our Resorts in the Rocky Mountain region of Colorado and Utah, the Sierra Nevada Mountains in Lake Tahoe and the Coast Mountains in British Columbia, Canada generally receive abundant snowfall each year, but we have invested significantly in snowmaking systems in these areas to help provide an even more consistent guest experience, especially in the early season.
We have made significant investments in our snowmaking systems within the past several years that have transformed the early-season terrain experience at Vail, Keystone, Beaver Creek, Park City and Andermatt. Our other ski areas receive less snowfall than our western North American mountain resorts, but we have invested significantly in snowmaking operations at these resorts to provide a consistent experience for our guests. In calendar year 2026, the Company invested in various snowmaking projects, including at Okemo in order to enhance the early season guest experience and improve energy efficiency. Since calendar year 2016 we have invested over $105 million in improved snowmaking capabilities across our network. Additionally, we provide several hundred acres of groomed terrain at each of our mountain resorts with extensive fleets of snow grooming equipment.

•Lift Service
We systematically upgrade our lifts and consistently put in new lifts to increase uphill capacity and streamline skier traffic to maximize the guest experience. Discretionary capital expenditures expected for the remainder of calendar year 2026 include, among other projects:
•replacing Park City’s eight-person Cabriolet lift with a new ten-person gondola, which is expected to increase capacity from the lower and mid-village areas to the upper village, enhance reliability and comfort during inclement weather, connect multiple gondolas and redistribute visitation to Canyons Villages;
•replacing Seven Springs’s Blitzen lift with a new fixed-grip four-person lift, which is expected to provide improved lift efficiency and reduce labor costs; and
•replacing Whistler Blackcomb’s two-person Showcase T-Bar with a new fixed-grip four-person lift, which is expected to provide faster, and more consistent access to some of Blackcomb’s best alpine terrain and improve trail connections, skier flow and access into the Blackcomb Glacier zone.

•Since calendar year 2016 we have invested over $560 million in lift upgrades and new lifts across our network, which meaningfully increased lift capacity and reduced wait times at those lift locations, including four new or replacement lifts across three Resorts for the 2025/2026 North American ski season. Significant investments in the past ten years include, among other projects:
•replacing Perisher’s Double and Triple Chairs with a new high-speed six-person lift;
•replacing Park City’s fixed-grip two-person lift with a new ten-person Sunrise Gondola;
•replacing two fixed-grip 4-person lifts at Andermatt with two new high-speed six-person lifts;
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
•replacing Stevens Pass’ fixed-grip double Kehr’s Chair lift with a new four-person lift;
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
•a new high-speed six-person lift replacing Northstar’s Comstock four-person lift;
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
•replacing the four-person Peru lift at Keystone with a six-person high-speed lift;
•an upgrade of the four-person Quantum lift at Okemo with a six-person high-speed lift, relocating the existing four-person Quantum lift to replace the Green Ridge three-person fixed-grip lift;
•upgrading the Daisy and Brooks fixed-grip lifts at Stevens Pass to four-person high-speed lifts;
•installing a new 10-person gondola running from the base to the top of Blackcomb Mountain, replacing the Wizard and Solar four person lifts with a single state-of-the-art gondola;
•upgrading the four-person Emerald express lift to a high-speed six-person lift on Whistler Mountain;
•upgrading the fixed-grip High Meadow lift to a four-person high-speed lift at the Canyons area of Park City; and
•replacing each of the Northwoods lifts at Vail Mountain, the Peak 10 Falcon SuperChair at Breckenridge and the Montezuma lift at Keystone with new high-speed six-passenger lifts.
•Terrain Parks
We are committed to leading the industry in terrain park design, safety, education and events for the growing segment of freestyle skiers and snowboarders. Each of our destination mountain resorts has multiple terrain parks that include progressively-challenging features. These terrain park structures, coupled with freestyle ski school programs, promote systematic learning from basic to professional skills.

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
As the world's largest owned and operated ski resort company, Vail Resorts has consistently led the industry in innovation and is uniquely positioned to influence the end-to-end guest journey across its network of premier mountain destinations. During Fiscal 2026, we announced Epic Experience, which is a new era for the Company designed to deliver the best and most differentiated guest experience in skiing and riding. This begins a multi-year transformation of the end-to-end guest journey, setting a new standard for the modern ski experience across our network of premier mountain destinations. Epic Experience is about using the strength of our integrated model and leveraging our scale and technology to make the mountain journey more seamless, personalized and memorable. We intend to focus on the following five experience pillars to help drive future growth:
•Reimagining Rentals with My Epic Gear - we are continuing the multi-year initiative to modernize and enhance the gear rental experience by integrating key features of the My Epic Gear program into traditional rental operations. Beginning in the 2026/2027 North American ski season, guests renting high-performance Demo equipment at 12 destination and regional resorts across North America can select specific ski or snowboard models and premium boot/binding options online before arrival, without paying a membership fee. Looking ahead to the 2027/2028 North American ski season, the Company plans to further expand its rental offerings with enhanced digital booking capabilities, model-specific gear selection, streamlined pickup through personalized equipment preferences and additional services such as slopeside valet and upgraded digital experiences.
•Elevating Lessons into Personalized Mountain Experiences - we are enhancing and personalizing our ski and ride school offerings through new services and digital innovations. Beginning in the 2026/2027 North American ski season, at Vail Mountain and Beaver Creek, all private lessons will be upgraded to the Epic Ascent experience, which includes dedicated concierge support, white-glove gear rental, and personalized trip-planning services. The Company plans to expand Epic Ascent to additional mountain destinations for the 2027/2028 North American ski season. In addition, Vail Resorts is expanding its connected ski and ride school experience in the My Epic app from four to 14 resorts, providing features such as digital lesson check-in, real-time updates and photos for parents, and progression tracking to help guests monitor skill development and lesson milestones.
•Setting a Higher Standard for Guest Engagement - we are continuing to invest in guest service and digital capabilities designed to create a more seamless, personalized, and connected experience throughout the guest journey. Beginning in the fall of 2026, guests will be able to purchase passes and lift tickets and share Epic Friend Tickets directly through the My Epic mobile application (“My Epic App”), with additional payment options including Apple Pay and Google Pay. Looking ahead to the 2027/2028 North American ski season, the Company plans to expand in-app functionality to include lesson and rental purchases, and introduce features powered by artificial intelligence (“AI”) that support trip planning and deliver personalized recommendations and itineraries. These enhancements build on existing app features such as Mobile Pass, lift line wait times, Find My Friends, and personalized activity tracking.
•Raising the Bar on Mountain Food - we are planning to invest in enhancements to our on-mountain dining experience, focusing on improving the quality and presentation of our most popular food offerings across 15 destination resorts. The initiative includes upgraded ingredients and chef-inspired preparations for core menu items that represent the majority of resort food sales, while maintaining pricing increases consistent with normal inflation. The Company also plans to continue developing resort-specific signature dishes that reflect the character of individual mountain destinations. In addition, we expect to introduce new technologies and operational improvements aimed at reducing wait times and increasing seating capacity, further enhancing the overall guest experience.
•Investing in Top Talent to Drive Excellent Guest Service - we are continuing to invest in workforce and operational capabilities to enhance guest service and deliver more personalized experiences. Building on a previously announced $175 million investment in employee wages and benefits, the Company has implemented technology-enabled processes designed to attract and retain high-quality frontline employees.

These efforts have supported consistent staffing levels, improved employee retention, increased workforce efficiency, and strengthened service quality, contributing to record guest satisfaction scores during the 2025/2026 North American ski season, reinforcing our focus on exceeding guest expectations.
We are committed to continued technological innovation as a means to further enhance the quality of the guest experience and continue to shape our industry and culture. We recently achieved the following technological milestones:
•My Epic App - serves as our primary digital platform, enabling guests to purchase passes and lift tickets, access resorts through Mobile Pass technology, and engage with a range of on-mountain services and information. The app provides real-time operational updates, including trail conditions, lift status, lift line wait times, parking information, and personalized activity tracking, while also supporting features such as Find My Friends, Ski & Ride School and My Epic Assistant. Beginning with the 2026/2027 North American ski season, guests will be able to purchase passes and lift tickets and share Epic Friend Tickets directly through the app, with Apple Pay and Google Pay added as payment options. Looking ahead to the 2027/2028 North American ski season, the Company plans to expand in-app functionality to include lesson and rental purchases. Future enhancements are expected to leverage AI to support trip planning and deliver personalized recommendations and itineraries, further improving the guest experience.
•My Epic Gear - our gear membership and rental platform, offering guests the ability to select preferred ski and snowboard equipment, manage boot fitting, and coordinate equipment delivery through our website. The program currently operates at 12 destination and regional resorts across North America and includes equipment options for both adults and children. Beginning with the 2026/2027 North American ski season, the Company is integrating key My Epic Gear features into its traditional rental operations, including rebranding company-owned rental outlets at participating resorts and enabling guests renting high-performance Demo equipment to select specific gear models online before arrival without a membership fee. Looking ahead to the 2027/2028 North American ski season, Vail Resorts plans to further enhance its rental experience through expanded digital capabilities, personalized equipment preferences, streamlined pickup and delivery processes, and additional services such as slopeside valet and improved online and in-app booking functionality.
•Digital Ski and Ride School - we are further simplifying the pathway to progression with connected Ski and Ride School in the My Epic app by expanding from four to 14 resorts. A first-of-its-kind digitized offering, Ski and Ride School in the My Epic app offers guests in group lessons a seamless arrival with direct-to-lesson digital check-in. It helps parents stay connected with real-time updates and photos during child lessons, and monitor progression with skills tracking that includes badges for milestones achieved.
•My Epic Assistant - a feature within My Epic App, powered by AI and resort experts, My Epic Assistant provides real-time service to allow our guests to navigate their day at our resorts with confidence, efficiency and ease. Whether looking for the latest snow conditions, or on-mountain support with rentals and lessons, guests can simply open the My Epic App and use My Epic Assistant to point them in the right direction. This feature is currently available to all app users at Vail, Beaver Creek, Breckenridge, Keystone, Whistler Blackcomb and Park City.
We solicit guest feedback through a variety of surveys and results, which are used to help provide high levels of customer satisfaction, understand trends and develop future resort programs and amenities. We then utilize this guest feedback to help us focus our capital spending and operational efforts on the areas of the greatest need.

•Frontline Talent
Our talent philosophy is designed to help support the achievement of our mission and vision by placing the right talent to deliver on our future growth plans, and we believe our frontline talent is a strategic advantage. Over the past several years and as a part of Epic Experience, continued investments in frontline talent have driven strong staffing levels, with high engagement and season-to-season return rates, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. We continue to build a world-class frontline team through a disciplined, technology-enabled approach to staffing and scheduling. This approach has helped us remain fully staffed each season, become more selective in hiring for guest-service orientation, increase seasonal employee return rates and give employees more hours while reducing overall hiring and housing pressure. This is collectively translating to better service, with frontline teams serving as a key driver of record guest satisfaction scores for the 2025/2026 North American ski season. For more information, refer to the “Human Capital Management” section.

•Season Pass & Epic Day Pass Products
We offer a variety of pass products, primarily season pass and Epic Day Pass products, for all our Resorts that are marketed towards both out-of-state and international (“Destination”) guests as well as in-state and local (“Local”) guests. These pass products are available for purchase prior to the start of the ski season, offering our guests value in exchange for their commitment to pass products with access to our Resorts before the season begins. Our pass program drives strong customer loyalty and mitigates exposure to more weather sensitive guests, leading to greater revenue stability and allowing us to capture valuable guest data. Additionally, our pass product customers typically ski more days each season than those guests who do not buy pass products, which leads to additional ancillary spending. In addition, our pass products attract new guests to our Resorts. For Fiscal 2026, our pass products generated approximately 70% of our total lift revenue and approximately 73% of total visitation (excluding complimentary access). Sales of pass products are a key component of our overall Mountain segment revenue and help create strong synergies among our Resorts. Our pass product offerings range from providing access for a certain number of days to one or a combination of our Resorts to our Epic Pass, which allows pass holders unlimited and unrestricted access to all our Resorts. The Epic Day Pass is a customizable one-to-seven day pass product purchased in advance of the season, for those skiers and riders who want to purchase access for a certain number of days during the season, and which is available in three tiers of resort offerings. All our various pass product options can be found on our consumer website www.snow.com. Information on our websites does not constitute part of this document.
As part of our continued strategy to drive pass product sales and create a stronger connection between key skier markets and our iconic destination mountain resorts, we have continued to expand our portfolio of properties in recent years. We acquired Crans-Montana and Andermatt-Sedrun in May 2024 and August 2022, respectively. These acquisitions represent strategic investments to operate ski resorts in Europe as a part of our continued focus to expand our network of resort offerings, which provides a differentiated suite of options to our guests. In December 2021, we acquired Seven Springs Mountain Resort, Hidden Valley Resort and Laurel Mountain Ski Area in Pennsylvania (collectively, the “Seven Springs Resorts”), which added three regional ski areas strategically located near Pittsburgh, expanding our presence in the Mid-Atlantic region and generating incremental drive-to business from other major metropolitan areas such as Washington DC, Baltimore and Cleveland. Additionally, we enter into strategic long-term season pass alliance agreements with third-party mountain resorts, which for the 2026/2027 ski season include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Saalbach and Zell am See-Kaprun, Zillertal, Sölden and Silvretta Montafon in Austria, which further increase the value proposition of our pass products.
Pass product holders receive additional value in exchange for their advance commitment through our Epic Mountain Rewards program, which provides pass product holders a discount of 20% off on-mountain food and beverage, lodging, group ski school lessons, equipment rentals and more at our North American owned and operated Resorts. Epic Mountain Rewards is available for everyone who purchases an Epic Pass, Epic Local Pass, Epic Day Pass, Epic Military Pass and most of our other pass products, regardless of whether guests plan to ski one day or every day of the season. Additionally, Epic Coverage is included with the purchase of all pass products for no additional charge and provides refunds in the event of certain resort closures and certain travel restrictions, giving pass holders a refund for any portion of the season that is lost due to qualifying circumstances. Epic Coverage also provides refunds for qualifying personal circumstances including eligible injuries, job losses and other personal events.
During the 2025/2026 North American ski season, we launched Epic Friend Tickets as a new benefit for our season-long pass holders. Pass Holders with an Epic Pass, Epic Local Pass, Epic Military Pass, Northeast Value Pass, and most of the Company's other season-long passes receive up to ten Epic Friend Tickets depending on when they purchase their Pass. Epic Friend Tickets provide 50% off lift tickets at the Company's 37 North American resorts, plus, friends can also apply 100% of the cost of one redeemed Epic Friend Ticket toward an eligible Epic Pass in the following season. Epic Friend Tickets replace and upgrade the former Pass benefits, Buddy Tickets and Ski With A Friend, which generally offered lower savings on lift ticket prices, and which varied by resort. This program is designed to enhance the value proposition of our pass products by encouraging social engagement and increasing trial among prospective guests.
Beginning with the 2026/2027 North American ski season, the Company is introducing discounted Epic Pass and Epic Local Pass pricing for guests ages 13 to 30, providing a 20% reduction from standard pass prices to improve affordability and accessibility for younger skiers and riders. Additionally, eligible season-long Epic Pass holders who purchase early receive Epic Friend Tickets that provide discounted lift access for friends and family, supporting guest acquisition and engagement.

•Super Advanced Lift Tickets
During the 2025/2026 North American ski season, we introduced a new lift ticket discount that provides guests with average savings of more than 30% off lift tickets at 12 of our top destination resorts for guests who purchase four or more weeks in advance, with potential savings exceeding $100 per ticket at certain time periods. Eligible guests who purchase lift tickets may apply a portion of their ticket purchase price toward the purchase of an Epic Pass for the following season.

•Premier Ski Schools
Our mountain resorts are home to some of the highest quality and most widely recognized ski schools in the industry. Through a combination of outstanding training and abundant work opportunities, our ski schools have become home to many of the most experienced and credentialed professionals in the business. We complement our instructor staff with state-of-the-art facilities and extensive learning terrain, all with keen attention to guest needs. We offer a wide variety of adult and child group and private lesson options with a goal of creating lifelong skiers and riders and showcasing to our guests all the terrain our resorts have to offer.
During the 2025/2026 North American ski season, we launched the new Ski and Ride School in the My Epic App, a new technology that creates a seamless, connected and next-level ski and ride school experience. Ski and Ride School features are available in the My Epic App for group lesson participants at Vail, Beaver Creek, Breckenridge and Keystone, offering digital check-in, real-time lesson updates, photo sharing, skills tracking and more. Beginning in the 2026/2027 North American ski season, we are expanding our offering of these features from four to 14 resorts.
Beginning in the 2026/2027 North American ski season at Vail Mountain and Beaver Creek, we will upgrade all private lessons to Epic Ascent, an elevated private lesson experience featuring personalized service and enhanced guest support, including offering dedicated concierge services, white-glove gear rental, high-touch customer support and more. Epic Ascent is expected to expand across more of our mountain destinations in the 2027/2028 season.

•Dining
Our Resorts provide a variety of quality on-mountain and base village dining venues, ranging from top-rated fine dining restaurants to on-mountain express service restaurants. For the 2025/2026 ski season, we operated approximately 280 dining venues at our Resorts.
Beginning in the 2026/2027 North American ski season, as part of Epic Experience, we plan to elevate the quality and presentation of our most popular food offerings across 15 destination resorts, while continuing to develop unique resort-specific dining experiences. In addition to elevated food, we will be looking to add new technology and processes to reduce wait times and increase seating capacity.

•Retail/Rental
We have approximately 330 retail/rental locations specializing in sporting goods including ski, snowboard and cycling equipment. Several of our rental locations offer delivery services, bringing ski and snowboard gear and expert advice directly to our guests. In addition to providing a major retail/rental presence at each of our Resorts, we also have retail/rental locations throughout the Colorado Front Range and in Minneapolis.
Beginning in the 2026/2027 season, guests who book high-performance Demo rentals at our rental outlets across 12 participating resorts will receive the curated My Epic Gear experience without the membership fee. That includes the ability to select their preferred ski or snowboard model, and BOA® ski boots or Step On® bindings, online, ahead of their arrival. Ahead of the 2027/2028 winter season, our rental outlets are expected to offer expanded and upgraded gear and service options, which would include the ability for anyone to choose a specific gear model using My Epic App. Returning guests would have the ability to get their skis or snowboards fully teched, tuned and ready for pickup or delivery, without going through an in-store fitting process. Other future offerings potentially include slopeside valet and digital enhancements for easier browsing and booking.
During the 2025/2026 North American ski season, we launched a new online retail destination for official resort and branded apparel and accessories. Available now at EpicShop.com, guests can shop exclusive merchandise from 15 world-class resorts to stay connected to the mountains year-round. Epic Shop features up to 40 styles per resort across 15 destinations: Vail Mountain, Breckenridge, Park City Mountain, Beaver Creek, Keystone, Whistler Blackcomb, Heavenly, Stowe, Okemo, Northstar, Kirkwood, Stevens Pass, Crested Butte, Mount Snow and Hunter Mountain.

•On-Mountain Activities
We are a ski industry leader in providing comprehensive destination vacation experiences, including on-mountain activities designed to appeal to a broad range of interests. During the winter season, in addition to our offered ski experiences, guests can choose from a variety of non-ski related activities such as snowtubing, snowshoeing, scenic snow cat tours, backcountry expeditions, horse-drawn sleigh rides and high-altitude dining. During the summer season, our mountain resorts offer non-ski related recreational activities including scenic lift and gondola rides, mountain biking, horseback riding, guided hiking, 4x4 Jeep tours and our Epic Discovery program at Vail Mountain, Heavenly and Breckenridge. The Epic Discovery program encourages “learn through play” by featuring environmental educational elements interspersed between numerous activities, consisting of children’s activities, challenge ropes courses, mountain excursions, an alpine slide and alpine coasters. The Mountain segment also operates several company-owned mountain resort golf courses, including three in Colorado, one in Vermont and two in Pennsylvania.

•Lodging and Real Estate
High quality lodging options are an integral part of providing a complete resort experience. Our owned and managed properties proximate to our mountain resorts, including seven RockResorts branded properties (the seventh RockResorts property, Kindred Resort, commenced operations in Keystone, Colorado during Fiscal 2026) and a significant inventory of managed condominium units, provide numerous accommodation options for our mountain resort guests. Our recent real estate efforts have primarily focused on the potential to expand our destination bed base and upgrade our resorts through the sale of land parcels to third-party developers, which in turn provides opportunity for the development of condominiums, luxury hotels, parking and commercial space for restaurants and retail shops. Our Lodging and Real Estate segments continue to invest in resort related assets and amenities and seek opportunities to expand and enhance the overall resort experience.
Lodging Segment
Our Lodging segment includes owned and managed lodging properties, including those under our luxury hotel brand, RockResorts; managed condominium units in and around our mountain resorts in Colorado, Lake Tahoe, Utah, Vermont, New York, Pennsylvania and British Columbia, Canada; two NPS concessioner properties in and near Grand Teton National Park in Wyoming; a resort ground transportation company in Colorado; and company-owned and operated mountain resort golf courses managed by our Lodging operations, including two in Colorado, one in Wyoming, one in Lake Tahoe, California, and one in Park City, Utah. For additional property details, see Item 2. “Properties”.
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
Lodging Industry/Market
Hotels are categorized by Smith Travel Research, a leading lodging industry research firm, as luxury, upper upscale, upscale, upper midscale, midscale and economy. The service quality and level of accommodations of our RockResorts’ hotels place them in the upper upscale and luxury segment, which represents hotels achieving the highest average daily rates (“ADR”) in the industry, and includes such brands as the Four Seasons, Ritz-Carlton and Marriott’s Luxury Collection hotels. Our other hotels are categorized in the upper upscale and upscale segments of the hotel market. The luxury and upper upscale segments consist of approximately 1.3 million rooms in the U.S. as of July 31, 2026. For Fiscal 2026, our owned hotels, which include a combination of RockResort hotels as well as other hotels in proximity to our Resorts, had an overall ADR of $324.58, a paid occupancy rate of 52.1% and revenue per available room (“RevPAR”) of $169.04, as compared to the upper upscale segment’s ADR of $232.83, a paid occupancy rate of 68.7% and RevPAR of $159.94. We believe that this comparison to the upper upscale segment is appropriate as our mix of owned hotels includes those in the luxury and upper upscale segments, as well as some of our hotels that fall in the upscale segment. The highly seasonal nature of our lodging properties typically results in lower average occupancy as compared to the upper upscale segment of the lodging industry as a whole.

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
•our hotel portfolio has achieved some of the most prestigious hotel designations in the world, including one property in our portfolio that is currently rated as AAA 4-Diamond, one property receiving a 2025 Travel Award from Sunset Magazine and 32 awards across multiple properties and categories in the 2026 U.S. News & World Report;
•many of our hotels (both owned and managed) are designed to provide a look that feels integrated to their surroundings, enhancing the guest’s vacation experience;
•each of our RockResorts hotels provides the same high level of quality and services, while still providing unique characteristics that distinguish the resorts from one another. This appeals to travelers looking for consistency in quality and service offerings together with an experience more unique than typically offered by larger luxury hotel chains;
•many of the hotels in our portfolio provide a wide array of amenities available to the guest such as access to world-class ski and golf resorts, spa and fitness facilities, water sports and other outdoor activities, as well as highly acclaimed dining options;
•conference space with the latest technology is available at most of our hotels, notably including our company-owned Keystone Conference Center, the largest conference facility in the Colorado Rocky Mountain region with more than 100,000 square feet of meeting, exhibit and function space and over 77,000 square feet of meeting and function space at Seven Springs Resorts;
•a central reservations system that leverages our mountain resort reservations system and has an online planning and booking platform, offering our guests a seamless and useful way to make reservations at our resorts; and
•active upgrades to the quality of the accommodations and amenities available at our hotels through capital improvements, including capital funding for third-party owned properties provided by the owners of those properties to maintain standards required by our management contracts.
National Park Concessioner Properties
We operate GTLC, which is based in the Jackson Hole area of Wyoming and operates within Grand Teton National Park under a concession agreement with the NPS. The previous concession agreement originally expired on December 31, 2021, but was amended most recently to extend the term through December 31, 2026. During Fiscal 2026, the Company submitted a bid on behalf of GTLC and was selected for a new 15-year concession agreement, which is subject to review by Congress and is expected to become effective on January 1, 2027, with an expiration date of December 31, 2041. We also own Flagg Ranch, located in Moran, Wyoming and centrally located between Yellowstone National Park and Grand Teton National Park on the John D. Rockefeller, Jr. Memorial Parkway (the “Parkway”). Flagg Ranch operates under a concession agreement with the NPS that expires October 31, 2028. GTLC’s operations within Grand Teton National Park have an operating season that generally runs from May through early October.
Four concessioners provide accommodations within Grand Teton National Park, including GTLC. We primarily compete with such companies as Aramark Parks & Resorts, Delaware North Companies Parks & Resorts, ExplorUS, POWDR and Xanterra Parks & Resorts in retaining and obtaining NPS concession agreements. In a normal operating season, GTLC offers three lodging options within Grand Teton National Park: Jackson Lake Lodge, a full-service, 385-room resort with 17,000 square feet of conference facilities; Jenny Lake Lodge, a small, rustically elegant retreat with 37 cabins; and Colter Bay Village, a facility with 166 log cabins, 66 tent cabins, 337 campsites and a 112-space recreational vehicle park. We operate two additional campgrounds separate from these facilities: the 304-site Gros Ventre Campground and 51-site Jenny Lake Campground. GTLC offers dining options as extensive as its lodging options, with cafeterias, casual eateries and fine dining. We operate 11 retail outlets located throughout the GTLC properties. GTLC’s resorts provide a wide range of activities for guests to enjoy, including cruises on Jackson Lake, boat rentals, horseback riding, guided fishing, float trips and guided Grand Teton National Park tours. As a result of the extensive amenities offered, as well as the tremendous popularity of the National Park System, GTLC’s accommodations within Grand Teton National Park generally operate near full capacity during their operating season.

Real Estate Segment
We have extensive holdings of real property at our mountain resorts primarily throughout Summit and Eagle counties in Colorado, as well as proximate to our resorts in Park City and Whistler Blackcomb. The principal activities of our Real Estate segment include the sale of land parcels to third-party developers and planning for future real estate development projects, including zoning and acquisition of applicable permits. We continue undertaking preliminary planning and design work on future projects and are pursuing opportunities with third-party developers rather than undertaking our own significant vertical development projects. In addition to the cash flow generated from real estate development sales, these development activities benefit our Mountain and Lodging segments by (1) creating additional resort lodging and other resort related facilities and venues (primarily restaurants, spas, commercial space, skier services facilities and parking structures) that provide us with the opportunity to create new sources of recurring revenue, enhance the guest experience and expand our destination bed base; (2) controlling the architectural themes of our resorts; and (3) expanding our property management and commercial leasing operations.
Marketing and Sales
Our Mountain segment’s marketing and sales efforts are focused on leveraging marketing analytics to drive targeted and personalized marketing to our existing and prospective guests. We capture guest data on the vast majority of guest transactions through sales of our pass products, lift tickets, ski and ride school products, gear rentals and lodging properties on our e-commerce platform, as well as through our mobile applications and our lift ticket windows. We promote our Resorts using guest-centric, full-funnel omni-channel marketing campaigns leveraging video and connected television, digital marketing (including social, influencer, search and display), email, direct mail, promotional programs and other media channels. We also have marketing programs directed at attracting groups, corporate meetings and convention business. Most of our marketing efforts drive traffic to our websites, where we provide our guests with information regarding each of our Resorts, including services and amenities, reservations information, virtual tours and the opportunity to book/purchase our full suite of products (e.g., lift access, lodging, ski and ride school, rentals, etc.) for their visits. Additionally, we increasingly engage guests through our mobile applications, which have seen growing adoption and have become an important driver of guest engagement and the overall resort experience. We also enter into strategic partnerships with companies to enhance the guest experience at our Resorts, as well as to create opportunities for cross-marketing.
For our Lodging segment, we promote our hotels and lodging properties through marketing and sales programs, which include marketing directly to many of our guests through our digital channels (e.g., search, social and display), promotional programs and print media advertising, all of which are designed to drive traffic to our websites and central reservations call center. We also promote comprehensive vacation experiences through various package offerings and promotions, combining lodging, lift tickets, ski school lessons, ski rental equipment, transportation and dining. In addition, our hotels have active sales forces to generate conference and group business. We market our resort properties in conjunction with our mountain resort marketing efforts where appropriate, given the strong synergies across the two businesses.
Across both the Mountain and Lodging segments, sales made through our websites and call center allow us to transact directly with our guests, which further expands our customer base and enables analytics to deliver an increasingly guest-centric marketing experience.
Seasonality
Ski resort operations are highly seasonal in nature, with a typical ski season in North America and Europe generally beginning in mid-November and running through mid-April. In an effort to partially mitigate the concentration of our revenue in the winter months in North America, we offer several non-ski related activities in the summer months such as sightseeing, mountain biking, guided hiking, mountain coasters, alpine slides, golf (primarily included in the operations of the Lodging segment) and our Epic Discovery program. These activities help attract destination conference and group business to our Resorts in our off-season. In addition, the operating results of our Australian Resorts, where the ski season generally occurs from June through early October, partially counterbalances the concentration of our revenues during this seasonally lower period in North America.
Our lodging business is also highly seasonal in nature, with peak seasons primarily in the winter months, with the exception of GTLC, Flagg Ranch, certain managed properties and mountain resort golf operations. We actively promote our extensive conference facilities and have added more off-season activities to help offset the seasonality of our lodging business.
Environmental & Social Responsibility
At Vail Resorts, our approach to environmental and social responsibility is built on four areas where we believe we can make the greatest impact: Sustainability, Community Support, Access to Snowsports and Employee Experience. Our core values fuel our commitment to protecting the environments in which we operate; investing in our employees; supporting our communities; and growing participation in skiing and snowboarding. As a company rooted in the great outdoors, we have a unique responsibility to protect and preserve the incredible environments in which we operate. The environment is our business, and we focus on climate change mitigation and adaptation, resource conservation and the long-term resilience of the communities and ecosystems where we operate. Vail Resorts launched Commitment to Zero in 2017, our bold goal to reach a zero net operating footprint by 2030. This commitment includes (i) achieving zero net emissions by reducing greenhouse gas emissions, improving resource efficiency and investing in renewable energy, (ii) zero waste to landfill and (iii) zero net operating impact to forests and habitat by restoring an acre of forest for every acre permanently impacted by our new and expanded operations.
As a result of this commitment, Vail Resorts was accepted as the first travel and tourism company into RE100, a collaborative initiative uniting more than 400 global and influential businesses committed to 100% renewable electricity. In 2026, Kirkwood Mountain Resort received the National Ski Areas Association’s Golden Eagle Award for Innovation in Sustainability for its on-site wood mill, which repurposes fallen and hazardous trees for use across the resort. Vail Resorts was also named a finalist for Overall Environmental Excellence for its renewable-electricity program, and a Vail Resorts employee was named a finalist for the Hero of Sustainability Award. During Fiscal 2026, we continued to advance our renewable-electricity strategy through large-scale projects such as Plum Creek Wind and Elektron Solar, local utility renewable-energy programs and on-site solar installations that support resort operations. We also invested in energy-efficiency projects, reduced landfill waste through recycling, composting, reuse and operational improvements, and supported forest health and restoration through reforestation, wildfire-mitigation and habitat-stewardship initiatives that help advance our Commitment to Zero goals and support long-term ecosystem resilience.
Through direct EpicPromise grants and contributions from our $1 guest donation program, we partnered with several local environmental organizations to fund environmental stewardship projects, including the National Forest Foundation, the Tahoe Fund, Grand Teton National Park Foundation and Mountain Trails Foundation in Park City. We continue to encourage our employees to help protect the environment and support their local community by volunteering with various local organizations. Vail Resorts was recognized by Newsweek as one of the “Most Trustworthy Companies in America” in 2026, 2025 and 2024, which we believe reflects our focus on building customer, investor and employee trust through listening, learning and adapting to the needs of our team members and guests, while remaining responsible stewards through our industry-leading sustainability efforts.
For Fiscal 2026, our community support efforts prioritized larger grants in key communities to support affordable housing and accessible childcare, while continuing to support locally identified needs, including food security, access to education, mental health, environmental stewardship and other essential services. During the year, we provided cash, product and service grants to more than 400 nonprofit community partners. Our Epic for Everyone program supports access, continued participation and career opportunities across the communities we serve. With support from the Katz Amsterdam Foundation and nonprofit partners, the program includes Youth Access in mountain and metropolitan communities, Adaptive Access for individuals facing mental or physical barriers and Adult Access that supports continued participation and pathways into the snow sports industry. During Fiscal 2026, these programs hosted more than 16,000 youth at our resorts with complimentary products and services. The EpicPromise Foundation supports Vail Resorts employees and dependents when they face unexpected challenges and helps them pursue educational goals. Funded through contributions from the Company, employees, guests and other supporters, the Foundation provides hardship relief grants and educational scholarships. During Fiscal 2026, the Foundation provided more than $1 million in grants and scholarships to employees and dependents. For more information about our environmental and social responsibility programs, visit www.vailresorts.com/responsibility/overview. Information on our websites does not constitute part of this document.
Human Capital Management
At Vail Resorts, our talent philosophy is designed to fully achieve our mission and vision by ensuring we have the talent in place to deliver on our future growth plans. We are truly passionate about our people, and we are focused on attracting, developing and retaining the best talent and building the best teams around them. Our human capital strategy focuses on creating an inclusive workplace culture that enables all employees to reach their full potential through merit-based advancement opportunities, comprehensive development programs, and fair employment practices. At fiscal year end, we employed approximately 6,500 year-round employees. Over the course of our Resorts’ various winter and summer operating seasons, we employed approximately 44,400 and 47,500 seasonal employees in Fiscal 2026 and Fiscal 2025, respectively. In addition, we employed approximately 350 year-round employees and 120 seasonal employees on behalf of the owners of our managed hotel properties. We consider our employee relations to be positive.
The Vail Resorts talent philosophy recognizes that people are our most important asset in driving our business growth, and outlines the role that leaders play in attracting, developing, engaging, retaining and rewarding high performing, high potential talent, including supporting them to achieve their future career growth. Over the past several years, ongoing investments in frontline talent have driven strong staffing levels, with high engagement and season-to-season return rates, enabling our mountain resorts to deliver strong guest experience results, including on-mountain activities as well as at our restaurants, lodging, ski and ride school, and retail/rental locations. These investments included: (i) competitive wages and benefits for all of our hourly employees, including seasonal frontline staff; (ii) investments in our human resources systems and processes to support full staffing with top frontline talent and deliver enhanced employee experience; (iii) investments in differentiated frontline training and leadership development programming; (iv) investments in mental health and wellness programming, made available to all employees, even if they are not enrolled in an employer-sponsored healthcare plan, which includes free mental health therapy sessions; and (v) investments in unique employee benefits, including ski passes for employees and dependents, complementary ski/ride coupons and a 40% discount for retail and rental gear. Collectively, we believe these investments helped attract top frontline talent from the external market and drove strong frontline retention and return rates.
To ensure we are building high performing teams, we encourage every employee at every level within the Company to continuously grow their leadership by participating in ongoing training and events that build leadership capability and drive aligned leadership expectations to enable business outcomes. We offer a broad range of professionally designed development programs, including tailored development for our highest performing, highest potential employees who make up our long-term leadership succession pipeline, as well as programs for our seasonal, frontline talent, designed to ensure we deliver a differentiated guest experience through service-based leadership. We also leverage a quarterly continuous listening survey to measure and understand the key drivers of sustainable engagement among our employees, make timely adjustments to maintain strong alignment, and to care for the needs of our employees. We reinforce the principles of these programs through in-resort frontline recognition programs and manager-led career development conversations for frontline staff.
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
Our “Be Inclusive” core value is foundational to the business imperative of driving and sustaining future growth and means that we expect everyone at our Company to be welcoming to all persons regardless of their backgrounds, races, gender identities, sexual orientations, abilities and other differences. Our “Elevate” leadership competency further focuses all our leaders to be self-aware of their own behavior so they can foster environments where everyone can thrive.
We are also committed to providing our employees with an Experience of a Lifetime. We have a holistic set of total rewards programs designed to support all aspects of that experience for all, and we strive to be competitive with the external market for talent. In addition, we conduct regular pay equity audits and make adjustments as needed.
Our Code of Conduct states that every employee is entitled to work in a respectful environment that is free of harassment and discrimination and we require our full-time, year-round employees, as well as certain seasonal employees, to complete annual training as part of our Code of Conduct. This annual requirement includes training on a variety of topics, such as ethical leadership, financial integrity, information security/data privacy, and anti-harassment. In Fiscal 2026, the training was completed by 97% of this employee base.
Mountain Safety
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
•empower all employees to report risks or concerns real time, proactively assess risks to identify and mitigate unsafe conditions and integrate learnings from incidents to prevent future occurrences across our network of resorts; and
•hire and train a dedicated health and safety team that oversees resort operations as well as highly trained ski patrol professionals at each resort and in the Patrol Center of Excellence.

Employee Housing
While identifying and securing affordable housing options is challenging in some of the communities in which we operate, providing frontline employees affordable housing in our resort communities is a critical aspect of the employee value proposition.
Enterprise Transformation
As Vail Resorts has grown, we have continued to evolve our operating model to improve organizational effectiveness and enhance the employee and guest experience through our Epic Experience strategy. Through our Resource Efficiency Transformation (“RET”), we are leveraging our scale, operating capabilities and technology to simplify work, improve outcomes and create capacity for employees to focus on delivering exceptional experiences for our guests.
In fiscal years 2025 and 2026, we executed our RET initiatives. Through initiatives focused on Scaled Operations, Global Shared Services and Workforce Management, the RET initiatives delivered more than $100 million in annualized run-rate efficiencies and established the operational foundation for the next phase of our transformation journey (the “Technology Transformation”).
The Technology Transformation is designed to improve how work gets done through the integration of technology and AI to deliver better and faster results, by simplifying and automating processes and reducing administrative burden to create capacity for teams to focus on the highest impact ways to elevate the employee and guest experience and achieve our Epic Experience strategy.
This transformation is a natural progression for our Company. It builds on our success and positions us for sustainable growth while remaining anchored in our Mission: to create an Experience of a Lifetime for both employees and guests. The Company will continue to invest in capabilities that improve organizational effectiveness, enhance the employee and guest experience and support long-term growth.
Intellectual Property
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property as an important element of our success. Accordingly, we protect our intellectual property rights and seek to protect against its unauthorized use through international, national and state laws and common law rights. We file applications for and obtain trademark registrations and have filed for patents to protect inventions, and we plan to continue to do so where appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements and contractual provisions.
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
Environmental Compliance and other Laws and Regulations
Our operations are subject to federal, state and local laws and regulations governing the environment, including laws and regulations governing water and sewer discharges, water use, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. Examples of such laws and regulations in the U.S. include the National Environmental Policy Act (NEPA), the California Environmental Quality Act and the Vermont Land Use and Development Act. Internationally, we are subject to the Forest and Range Practices Act and Watershed Sustainability Act in British Columbia as well as the Environmental Planning and Assessment Act 1979 (NSW, Australia) and the Environment Protection Act 1970 and the Environment Protection and Biodiversity Conservation Act 1999 (Victoria, Australia). We are also required to comply with all applicable Swiss regulations, including federal acts and ordinances, as well as Cantonal authorities.
Various federal, state, local and provincial regulations also govern our resort operations, including liquor licensing and food safety regulations applicable to our food and beverage operations and safety standards relating to our lift operations and heli-ski operations at Whistler Blackcomb. Each resort is subject to state, county, regional and local government land use regulations and restrictions, including, for example, employee housing ordinances, zoning and density restrictions, noise ordinances and wildlife, water and air quality regulations. We believe that we are in compliance, in all material respects, with environmental and other laws and regulations. Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate it will have a material impact in the future.
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
Whistler Blackcomb
Whistler Blackcomb is comprised of two mountains: Whistler Mountain and Blackcomb Mountain. Whistler Mountain and Blackcomb Mountain are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations. The relationship between Whistler Blackcomb and His Majesty the King in Right of British Columbia (the “Province”) is largely governed by Master Development Agreements (the “MDAs”) between the Province and Whistler Mountain Resort Limited Partnership (“Whistler LP”) with respect to Whistler Mountain, and between the Province and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP”) with respect to Blackcomb Mountain. Together, Whistler LP and Blackcomb LP are referred to as the “Partnerships.”
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
Mount Sunapee lies within the Mount Sunapee State Park and operates on land that we lease from the State of New Hampshire. The initial twenty-year term of the lease commenced in July 1998, and the lease provides for three separate ten-year extension options. The current term of the lease extends through June 2028, and there are two remaining ten-year extension options. The land can be managed and operated as a ski area and summer recreational facility, including all its support activities, to provide year-round outdoor recreation. For use of the land under the lease, we pay a fee to the State of New Hampshire that includes both a base fee and a fee based on revenue from activities authorized by the lease, such as lift tickets, pass products, food and beverage, summer activities and retail merchandise. We are obligated to indemnify the State of New Hampshire from third-party claims arising out of our operations under the lease.
Laurel Mountain
Laurel Mountain Ski Area operates within Laurel Mountain State Park (“State Park”) under a Concession Lease Agreement (the “Lease Agreement”) with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural

Resources (“Department”). The Lease Agreement, first entered into on October 15, 2018, allows for ski operations on approximately 387 acres of the State Park, including the existing ski area, buildings and equipment owned by the Department. The Lease Agreement is automatically renewed for a total of 35 one-year terms through October 31, 2051. We pay a fixed annual rent, as well as an additional amount based on the number of skier visits, with a cap subject to semi-annual consumer price index adjustments.
Australian Resorts
Perisher is located in the Kosciuszko National Park, the largest national park in New South Wales, Australia. The resort includes four villages (Perisher Valley, Smiggin Holes, Guthega and Blue Cow) and their associated ski fields, as well as the site of the Skitube Alpine Railway at Bullock’s Flat, which is accredited in accordance with the Rail Safety National Law (NSW) No. 82a. The Office of Environment and Heritage (“OEH”), an agency of the New South Wales government, which is part of the Department of Planning and Environment, is responsible for the protection and conservation of the Kosciuszko National Park. The National Parks and Wildlife Act 1974 (NSW) (“NPW Act”) establishes the National Parks and Wildlife Service and is responsible for the control and management of the Kosciuszko National Park.
The NPW Act requires the Kosciuszko National Park to be managed in accordance with the principles specified in that legislation, including the provision for sustainable visitor or tourist use and enjoyment that is compatible with the conservation of the national park’s natural and cultural values. The legislation also authorizes the Minister for the Environment and the Minister for Heritage (the “Minister”) to grant leases and licenses of land within the Kosciuszko National Park for various purposes, including for purposes related to sustainable visitor or tourist use and enjoyment. Under this power, the Minister has granted Perisher a lease and a license of specified land within the Kosciuszko National Park until June 30, 2048, with an option to renew for an additional period of 20 years. The lease and license provide for the payment of a minimum annual base rent with periodic increases in base rent over the term, turnover rent payments based on a percentage of certain gross revenue, remittance of park user fees and certain other charges, also subject to periodic increases over the term. The Minister has also granted Perisher a lease of the parking lot at Perisher Valley, which had an initial term expiration date of December 31, 2025, and is currently occupied on a month-to-month basis while the successor agreement is finalized.
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
The Alpine Resorts (Management) Regulations 2009 (Vic) give the RMBs the power to declare the snow season, temporarily close the resort to entry if there is a significant danger to public safety, determine parts of a resort to which entry is prohibited, set aside areas of the resort for public use, parking, driving of vehicles, or landing of aircraft, and determine the areas for cross country ski trails, skiing, snowboarding and other snow play activities.
Swiss Resorts
Andermatt-Sedrun - acquired by the Company on August 3, 2022, Andermatt-Sedrun is located in the Ursern Valley of the Swiss Alps and comprises five mountains (Gemsstock, Nätschen, Sedrun/Oberalp, Realp and Valtgeva). Ski operations are conducted on land owned by Andermatt Swiss Alps AG (“ASA”) as freehold or leasehold properties, land owned by Ursern Corporation, land owned by the municipality of Tujetsch and land owned by private property owners.
ASA holds three leasehold properties, which are owned by either Ursern Corporation, a corporation under public law consisting of all the citizens of the Ursern Valley, or the Swiss Confederation, namely the Federal Department of Defense, Civil Protection, and Sport (“DDPS”). For the land owned by Ursern Corporation, ASA and Ursern Corporation have entered into a main framework concession agreement, dated August 13, 2013, which sets forth the terms and conditions for the use of the land in connection with ski infrastructure facilities in the Gemsstock and Nätschen-Gütsch-Oberalp areas (“Ursern Framework Concession”). The Ursern Framework Concession was entered into for a fixed term until December 31, 2032. An application for renewal of the Ursern Framework Concession must be submitted at least 12 months prior to the expiration of the concession agreement, and we anticipate applying for the renewal. For the land owned by the Swiss Confederation, ASA has entered into leasehold agreements with the DDPS, which have a term of 50 years expiring on April 10, 2067 and March 13, 2068.
Another part of the land on which the Andermatt-Sedrun resort operations are conducted is owned by the municipality of Tujetsch. By means of a personal easement agreement dated October 12, 2012, ASA was granted various building rights and rights of way to build, operate and maintain the T-Bars and lifts on Tujetsch's property. The personal easement agreement was entered into for a fixed term until October 12, 2032, and we anticipate applying for renewal.
With respect to Swiss operations, companies who provide for regular and commercial passenger transportation by rail, road and water as well as by cable cars and elevators must obtain a passenger transport concession from the Federal Office of Transport (“FOT”). Under the Ursern Framework Concession, ASA was granted the required concessions for all ski infrastructure facilities and the usage of the ski slopes on the property of the Ursern Corporation. In the course of expanding the ski infrastructure facilities Urserntal-Oberalp, the FOT granted ASA passenger transport concessions for a total of 12 cableway installations by means of a plan approval dated May 30, 2014. Each passenger transport concession has a separate expiration date between 2027 and 2065, and we will then be able to apply for an extension or new concession. Additionally, the plan approval included concessions and approvals for ancillary installations such as ski slopes, snowmaking systems, rolling carpets, railway station passenger subway and clearings.
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

Concession Agreements
National Park Concessioner Properties
GTLC operates three lodging properties, food and beverage services, retail, camping and other services within the Grand Teton National Park under a concession agreement with the NPS. The previous concession agreement originally expired on December 31, 2021, but was amended most recently to extend the term through December 31, 2026. During Fiscal 2026, the Company submitted a bid on behalf of GTLC and was selected for a new 15-year concession agreement, which is subject to review by Congress and is expected to become effective on January 1, 2027, with an expiration date of December 31, 2041. Under the new agreement, the franchise fee percentage we pay to the NPS changes from a flat 8.01% to a tiered model of 14% to 22%, calculated off of the majority of our sales occurring in Grand Teton National Park. The new agreement also requires upgrades such as improved employee housing and fire protection, expanded food and beverage options and maintenance of over 400 buildings, a significant portion of which are historic and require specialized care.
Flagg Ranch Company, a wholly-owned subsidiary, provides lodging, food and beverage services, retail, service station, recreation and other services on the Parkway located between Grand Teton National Park and Yellowstone National Park. Our concession contract with the NPS for the Parkway expires on October 31, 2028, and we pay a fee of 5.3% to the NPS of a percentage of the majority of our sales occurring in the Parkway.
Prior to expiration of these concession contracts, we will have the opportunity to bid against other prospective concessioners for award of a new contract. The NPS may suspend operations under the concession contract at any time if the NPS determines it is necessary to protect visitors or resources within the Grand Teton National Park or during a federal government shutdown. The NPS may also terminate the concession contract for breach, following notice and a 15-day cure period or if it believes termination is necessary to protect visitors or resources within the Grand Teton National Park.
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

Risks Related to Our Business

We are subject to the risk of prolonged weakness in general market and macroeconomic conditions including adverse effects on the overall travel and leisure related industries.
Skiing, travel and tourism are discretionary recreational activities that can entail a relatively high cost of participation and may be adversely affected by economic slowdown or recession. Market and macroeconomic conditions in North America, Europe and parts of the rest of the world, including inflationary pressures, elevated interest rates, supply chain disruption, tariff and trade disputes, fluctuating commodity pricing, geopolitical conflicts and uncertainties, increased labor costs and shortages, increased fuel prices, high unemployment, erosion of consumer confidence, health pandemics, sovereign debt issues and financial instability in the global markets, among other factors, could have negative effects on the travel and leisure industry and on our results of operations. As a result of these and other economic uncertainties, we have experienced and may continue to experience changes in booking trends including guest reservations made much closer to the actual date of stay, a decrease in the length of stay, a decrease in consumer spending and/or a decrease in group bookings. We cannot predict what further impact these uncertainties may continue to have on overall travel and leisure or more specifically, on our guest visitation, guest spending or other related trends and the ultimate impact it will have on our results of operations. Additionally, the actual or perceived fear of weakness in the economy could also lead to decreased spending by our guests. This could be further exacerbated by the fact that we charge some of the highest prices for single day lift tickets and ancillary services in the ski industry; however, we offer pass products, including the Epic Day Pass, which are available at a discount to the single day lift ticket prices. In the event of a decrease in visitation and overall guest spending we may decide we need to offer a higher amount of discounts and incentives than we have historically, which would adversely impact our operating results. Our Resorts also serve as a destination for international guests. To the extent there are material changes in exchange rates relative to the U.S. dollar or travel restrictions in place due to inflation, geopolitical conflicts or uncertainties, health pandemics or other factors, it could impact the volume of international visitation, which could have a significant impact on our operating results.

We may be adversely impacted by the effects of high or prolonged inflation and elevated interest rates.
Inflation increases the cost of goods we purchase and services we buy, the cost of capital projects and wages and benefits for our workforce. Although we may take measures to mitigate the impact of inflation through pricing actions or cost reduction measures, if we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. As a result, high and prolonged inflation could have a material adverse effect on our business, financial condition or results of operations. Inflationary pressures also increase the cost of living and cost of travel, which decreases consumers’ disposable income and could impact our guests’ discretionary spending habits or willingness to visit our Resorts, which could reduce customer demand for the products and services that we offer and negatively impact our financial condition or results of operations. In addition, inflation in certain economies has resulted in, and may continue to result in, elevated interest rates. For example, while the U.S. Federal Reserve cut the federal funds rate three times in 2025 by a total of 75 basis points, the U.S. Federal Reserve raised rates by a total of 25 basis point following their September 2026 meeting. As a result, it remains to be seen whether interest rates will stabilize, increase or decrease, either globally or in the United States specifically. Our business could be adversely impacted by increases in the cost of borrowing from elevated interest rates. Elevated interest rates increase the borrowing costs on new debt, including debt we may refinance, as well as any existing variable rate indebtedness, and could affect the fair value of our investments.

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

There can be no assurance that our Resorts will receive seasonal snowfalls near their historical averages. An example of weather variability was observed throughout the 2025/2026 North American ski season, where record low snowfall and historically warm temperatures across the western U.S. led to decreased skier visitation and earlier resort closures, which particularly impacted our resorts in the Rockies and Tahoe regions. Past ski season snowfall levels or consistency of snow conditions can impact sales of pass products or other advanced bookings. Additionally, the early season snow conditions and skier perceptions of early season snow conditions can influence the momentum and success of the overall ski season. Unfavorable weather conditions can adversely affect our Resorts and lodging properties as guests tend to delay or postpone vacations if conditions differ from those that are typical at such Resorts for a given season. Although we have created geographic diversification to help mitigate the impact of weather variability, there is no way for us to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

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

We are increasingly incorporating AI technologies into our business operations, which creates new and evolving risks that could adversely affect our business and reputation.
We have integrated and expect to continue to further integrate AI and machine learning technologies into various aspects of our business operations. Due to the nascent nature of AI, its use may present evolving risks that are not yet fully identifiable. For example, AI models may be flawed or rely on datasets that are insufficient, inaccurate, or biased, and may produce outputs that are incorrect, misleading, or otherwise inappropriate AI models and services also may require access to large volumes of data, including personal information, which may heighten risks relating to data privacy, data security, and the protection of proprietary and third-party intellectual property. AI and machine learning tools may also be used improperly by our employees in the course of carrying out their responsibilities. There is also no assurance that use of AI will produce the efficiencies, cost savings or other benefits we anticipate.

Additionally, because AI technologies are highly complex and rapidly developing, we may not be able to identify or anticipate all legal, operational, or technological risks that may arise from their use. Specifically, the rapid and uncertain development of legal and regulatory frameworks governing AI creates some risk that new or proposed laws, regulations and standards could increase our costs, limit our ability to deploy AI as intended and expose us to regulatory scrutiny, litigation or reputational harm.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, reputation, and cash flows.

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

The estimated amount of refunds reduces the amount of pass product revenue recognized by the Company. To estimate the amount of refunds under Epic Coverage, the Company considers historical claims data for personal events and the Company’s operating plans for its Resorts. The Company believes the estimates of refunds are reasonable; however, the program is subject to a number of variables and uncertainties, and therefore actual results could vary materially from such estimates, and the Company could be required to refund significantly higher amounts than estimated.

Epic Coverage has also resulted in customer complaints and negative perception by customers who believe they are entitled to a refund for events that do not qualify under the express terms and conditions of the program. Any complaints posted by customers on social media platforms, even if inaccurate, may harm our reputation and may divert management’s time and attention away from other business matters.

Leisure travel is particularly susceptible to various factors outside of our control, including terrorism, the uncertainty of military and geopolitical conflicts, the cost and availability of travel options and changing consumer preferences or willingness to travel.
Our business is sensitive to the willingness of our guests to travel. Adverse economic conditions, pandemics, acts of terrorism, political events and developments in military and geopolitical conflicts in areas of the world from which we draw our guests could depress the public’s propensity to travel and cause severe disruptions in both domestic and international air travel and consumer discretionary spending, which could reduce the number of visitors to our Resorts and have an adverse effect on our results of operations. Many of our guests travel by air and the impact of higher prices for commercial airline services, availability of air services and willingness of guests to travel by air could cause a decrease in visitation by Destination guests to our Resorts. Visitation may also decrease if widespread airline or airport disruptions or flight cancellations occur. A significant portion of our guests also travel by vehicle, therefore, higher gasoline prices or willingness of guests to travel generally due to safety or traffic concerns could cause a decrease in visitation by guests who would typically drive to our Resorts. Higher cost of travel may also affect the amount that guests are willing to spend at our Resorts and could negatively impact our revenue particularly for lodging, ski school, dining and retail/rental. In addition, economic volatility and uncertainty, supply chain disruptions, increased fuel prices and increases to cost of travel (as a result of geopolitical factors or otherwise) may adversely affect our business and results of operations.

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
Pandemics and public health emergencies may impact our results of operations, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to provide our services during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein. We experienced many of these risks in connection with the COVID-19 pandemic.

Cyberattacks or other interruptions to or disruption of our information technology systems and services could disrupt our business.
Our business relies on the continuous operation of information technology systems and services. Despite our efforts, our information networks and systems are vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, natural disasters, system or equipment malfunctions, power outages, computer viruses or intentional attacks by malicious third parties, which could persist undetected for an extended period of time. Any interruption to these systems and services could adversely impact our business, including lost revenue, customer claims, damage to reputation, litigation and/or denial or interruption to our processing of transactions and/or the services we provide to customers. We also provide information to third party service providers and rely on third party service providers for the provision of information technology services. There is a risk that the information held by third parties could be disclosed, otherwise compromised, or disrupted. We carry insurance for many of these adverse events, including cyber security insurance, but our insurance coverage may not always be sufficient to meet all of our liabilities or our losses.

There has been a rise in the number of sophisticated cyberattacks on network and information systems, including ransomware attacks that prevent the target from accessing its own data and/or systems until a ransom is paid. The rapid evolution and increased adoption of AI technologies have also intensified cybersecurity risks. As a result, the risks associated with such an event continue to increase. We have experienced cybersecurity threats and incidents, none of which have been material. We have taken, and continue to take, steps to address these concerns by implementing various cybersecurity risk management strategies, initiatives and internal controls, with the goal of enhancing cybersecurity. However, there can be no assurance that our internal controls or cybersecurity risk management practices will be effective, and that a system interruption, security breach or unauthorized access will not occur. Cyber threats and attacks are constantly evolving and becoming more sophisticated, which increases the difficulty and cost of detecting and defending against them. In addition, despite our efforts to proactively institute cybersecurity defense mechanisms, such as regular cybersecurity tabletop exercises, control gap analyses, threat modeling, impact analyses, internal and external cybersecurity audits, vulnerability scans, penetration tests, third party analyses and other cybersecurity threat defense strategies, such strategies may ultimately prove ineffective, as they are, by their nature, largely reactive, and cybersecurity threats are constantly evolving as threat actors become more sophisticated. For additional information regarding our cybersecurity processes, policies and programs, refer to Item 1C. “Cybersecurity.” Cyber threats and attacks can have cascading impacts across networks, systems and operations. Any such interruption, breach or unauthorized access to our network or systems, or the networks or systems of our vendors, could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, as well as impact our ability to meet regulatory or compliance obligations, and could result in financial, legal, business and reputational harm to us. These events also could result in large expenditures to repair or replace the damaged properties, products, services, networks or information systems to protect them from similar events in the future.

Failure to maintain the integrity and security of our internal, employee or guest data could result in damages to our reputation and subject us to costs, fines or lawsuits.
Our business relies on the use of large volumes of data. We collect and retain guest data, including sensitive personal information, for various business purposes, such as processing transactions, marketing and other promotional purposes. While we handle payment information to complete transactions, we do not store credit card numbers, ensuring sensitive data remains secure through our payment processors. We also maintain personal information about our employees. We could make faulty decisions if data is inaccurate or incomplete. Maintaining the integrity and security of data can be costly and is critical to our business, and our guests and employees have a high expectation that we will adequately protect their personal information. A significant theft, loss, loss of access to, or fraudulent use of customer, employee or company data held by us or our service providers, including through the use of AI technologies, could adversely impact our reputation, and could result in significant remedial and other expenses, fines and/or litigation.

Our business is highly seasonal.
Our mountain and lodging operations are highly seasonal in nature. Peak operating season for our North American and European Resorts is from mid-December to mid-April, and accordingly, revenue and profits from our mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities (including our Epic Discovery program), sightseeing and our golf courses generally occur from June to the end of September. Revenue and profits generated by our Australian Resorts, GTLC and Flagg Ranch, mountain summer activities/sightseeing and golf peak season operations are not nearly sufficient to fully offset our off-season losses from our other mountain and lodging operations. For Fiscal 2026, approximately 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during our second and third fiscal quarters. This seasonality is partially mitigated by the sale of pass products (which for Fiscal 2026 accounted for approximately 70% of the total lift revenue) predominately occurring during the period prior to the start of the ski season as the cash from those sales is collected in advance and revenue is primarily recognized in the second and third fiscal quarters. In addition, the timing of major holidays and school breaks can impact vacation patterns and therefore visitation at our destination mountain Resorts and regional ski areas. If we were to experience an adverse event or realize a significant deterioration in our operating results during our peak periods (our fiscal second and third quarters) we would be unable to fully recover any significant declines in such fiscal year due to the seasonality of our business. Operating results for any quarter are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year (see Notes to Consolidated Financial Statements).

We face significant competition.
The ski resort and lodging industries are highly competitive. There are approximately 770 ski areas in North America, including approximately 490 in the U.S. that serve local and destination guests. These ski areas can be more or less impacted by weather conditions based on their location and snowmaking capabilities. The factors that we believe are important to customers include:

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
•duration of the ski season;
•weather conditions; and
•reputation.

There are many competing options for our guests, including other major resorts in Colorado, Utah, California, Nevada, the Pacific Northwest, Northeast and Southwest United States, British Columbia, Canada, Australia, Switzerland and other major destination ski areas worldwide. Our guests can choose from any of these alternatives, as well as non-skiing vacation options and destinations around the world. In addition, other forms of leisure such as sporting events and participation in other competing indoor and outdoor recreational activities are available to potential guests.

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

We may not be able to fund capital expenditures, accurately identify the need for, or anticipate the timing of certain capital expenditures, which may adversely impact our business.
We regularly expend capital to construct, maintain and renovate our mountain Resorts and properties in order to remain competitive, maintain the value and brand standards of our mountain Resorts and properties and comply with applicable laws and regulations. We cannot always predict where and when capital will need to be expended in a given year and capital expenditures can increase due to circumstances beyond our control, including due to tariff and trade disputes. We currently anticipate that we will spend approximately $229.0 million to $234.0 million on capital projects in calendar year 2026.

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
•competition; and
•legislative and regulatory matters affecting our operations and business.

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

The Forest Service can terminate these permits if it determines that such termination is required in the public interest. A termination of any of our permits could have a materially adverse effect on our business and operations. In order to undertake improvements and new developments, we must apply for and obtain permits and other approvals from the Forest Service. These efforts, if unsuccessful, could impact some of our expansion efforts. Furthermore, Congress may materially increase the fees we pay to the Forest Service for use of these National Forest System lands.

Stowe and Okemo are partially located on land we lease from the State of Vermont, Mount Sunapee is located on land we lease from the State of New Hampshire and Laurel Mountain is located on land we lease from the State of Pennsylvania. We are required to seek approval from such states for certain developments and improvements made to these resorts. Certain other resorts are operated on land under long-term leases with third parties. For example, operations at our Northstar, Park City, Mad River Mountain Resorts and Paoli Peaks are conducted pursuant to long-term leases with third parties who require us to operate the Resorts in accordance with the terms of the leases and seek certain approvals from the respective landlords for certain improvements made to the Resorts. The initial lease term for Northstar with affiliates of EPR Properties expires in January 2027 and the lease provided three 10-year renewal options. During the year ended July 31, 2026, we exercised the first 10-year renewal option, extending the term of the lease through January 2037. We entered into a transaction agreement, master lease agreement and ancillary transaction documents with affiliate companies of Talisker Corporation (“Talisker”), and the initial lease term for our Park City resort with Talisker expires in May 2063. Following the initial lease term expiration, we have six 50-year renewal options. Additionally, GTLC and Flagg Ranch are operated under concession agreements with the NPS that expire on December 31, 2026 and October 31, 2028, respectively. The NPS released a contract solicitation for the services offered by GTLC on September 16, 2025. We timely submitted a bid on behalf of GTLC and were notified on June 8, 2026, that we had been selected to continue as concessioner. We expect to execute a new contract with the NPS by December 31, 2026, with a 15-year term of January 1, 2027 through December 31, 2041. There is no guarantee that at the end of the lease, license, concession or other agreement under which we operate our Resorts, the agreement will be renewed, if desired, or that we will be able to negotiate new terms that are favorable to us. Additionally, our Resorts that operate entirely or partially on privately-owned land are subject to local land use regulation and oversight by state, county and/or town governments, and we may not be able to obtain the requisite approvals needed for resort improvements or expansions. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We rely on foreign government leases and landlord approvals, and are subject to certain related laws and regulations, at our international resorts.
Our international Resort operations require permits and approvals from certain foreign authorities, including, but not limited to, the (i) Province of British Columbia; (ii) the New South Wales and Victoria, Australia governments; and (iii) the DDPS, the municipalities of Tujetsch, Crans-Montana, and Lens, regional civic communities, such as Bourgeoisie de Montana and Consortage de l’Alpage de Mer-dechon, and the FOT in Switzerland. Our operations at Whistler Blackcomb are located on Crown Land within the traditional territory of the Squamish and Lil’wat Nations, and the operations and future development of both Whistler Mountain and Blackcomb Mountain are governed by Master Development Agreements, which expire on February 23, 2077. We have a lease and a license for Perisher within the Kosciuszko National Park which expires in June 2048, with an option to renew for an additional period of 20 years. Perisher relies on a suite of planning approvals (and existing use rights) granted under the Australian EPA Act to operate the resort. Strategic planning documents have been adopted to provide a framework for the assessment and approval of future development at the resort. Perisher also holds a number of environmental approvals to regulate its operations, including an environment protection license and a suite of dangerous goods licenses related to the storage of diesel, heating oil and propane in storage tanks across the resort. Each of Falls Creek and a majority of Hotham is located in the Alpine National Park in Victoria, Australia that is permanently reserved under the Crown Land Act and subject to the ARM Act. The ARM Act established the Falls Creek RMB and the Hotham RMB, which are responsible for the management and collection of fees from Falls Creek and Hotham, respectively, and the ARM Regulations give each of the Falls Creek RMB and the Hotham RMB certain discretion over the operations of Falls Creek and Hotham, respectively, including the authority to (i) declare the snow season, (ii) temporarily close the applicable resort if entry would be a significant danger to public safety and (iii) determine which portions of the applicable resort are open to the public and the activities that are permitted on those portions of such resort. Portions of our operations at Andermatt-Sedrun are located on land owned by (i) the DDPS and subject to two leasehold agreements with ASA, each with a term of 50 years expiring on April 10, 2067 and March 13, 2068; and (ii) the municipality of Tujetsch by means of a personal easement agreement which expires on October 12, 2032 with an option to apply for renewal. We also hold a passenger transport concessions from the FOT, for a total of 12 cableway installations by means of a plan approval dated May 3, 2014. Each passenger transport concession has a separate expiration date between 2027 and 2065, and we will then be able to apply for an extension or new concession. Portions of our operations at Crans-Montana are located on land owned by regional Bourgeoisies, the municipality of Crans-Montana and private property owners, whereby the owners have granted building rights and/or easements for the operations. Such leasehold property rights expire between 2027 and 2094, and we will then be able to negotiate for an extension. These leasehold properties primarily relate to forest and agricultural zones for which usage is needed for the operation of the ski lifts (e.g., passing through of ski lifts or in connection with the arrival or departure stations of the ski lifts) and are spread over the entire ski resort. We also hold passenger transport concessions from the FOT, for a total of 20 cableway installations. Each passenger transport concession has a separate expiration date between 2032 and 2047, and we will then be able to apply for an extension or new concession. There is no guarantee that at the end of the initial lease/license or agreements under which we operate our Resorts we will renew or, if desired, be able to negotiate new terms that are favorable to us. Failure to comply with the provisions, obligations and terms (including renewal requirements and deadlines) of our material permits and leases could adversely impact our operating results.

We may not realize the anticipated benefits of our RET plan, and our efforts to improve organizational effectiveness — including through outsourcing, global shared services, and the increasing use of artificial intelligence and other technologies — may disrupt our operations and adversely affect our business.
We continue to execute our multi-year RET plan, which is designed to improve organizational effectiveness and create operating leverage as we scale and grow globally through scaled operations, global shared services, and expanded workforce management. We are on track to deliver $110 million in annualized cost efficiencies representing $10 million in excess of our originally expected $100 million in Fiscal 2027, and anticipate an additional approximately $25 million in annualized efficiencies in Fiscal 2028. As part of these efforts, we are consolidating and, in certain cases, outsourcing internal business and support services — including functions such as finance and accounting operations, information technology support, and guest-facing call centers — to third-party providers and centralized global shared-services structures, and we are increasingly incorporating technology, data analytics, and artificial intelligence and machine learning capabilities across our operations to automate processes, enhance workforce management, and support the guest experience.

While we remain on track to outperform the original plan goal in Fiscal 2027, there can be no assurance that we will realize the anticipated cost efficiencies, operating leverage, or other benefits of the RET initiatives within the expected timeframe or at all, or that the actual implementation costs, including one-time costs, will not exceed our expectations, as our estimated savings are based on numerous assumptions subject to significant economic, competitive, operational, and other uncertainties, many of which are beyond our control. Implementation of RET initiatives, including position eliminations, organizational changes, and the transition of functions to outsourced or shared-services arrangements, may disrupt our operations, divert management attention, reduce our control over the quality, timeliness, security, and continuity of affected services, and result in operational inefficiencies, and any failure or deficiency in the performance of third-party providers or in the technology and AI capabilities on which we increasingly rely could adversely affect our operations, our guests, and our reputation. These initiatives may also adversely affect employee morale, our ability to attract and retain qualified personnel, our relationships with employees and guests, and our corporate culture, and may expose us to litigation, regulatory, or reputational risk.

If the RET initiatives does not achieve its intended results, or if it results in unintended consequences, our business, financial condition, operations, reputation, and cash flows could be materially and adversely affected.

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

Changes in information security and privacy laws and regulations could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products, properties and services effectively.
The information security and privacy requirements imposed by applicable laws and governmental regulation and the payment card industry are increasingly demanding in the U.S. and other jurisdictions where we operate. Maintaining compliance with applicable information security and privacy regulations, particularly in light of ongoing enhancements to the My Epic App and growing usage of AI technologies, may increase our operating costs or our exposure to potential fines and litigation in connection with the enforcement of such regulations, or otherwise impact our ability to market our products, properties and services to our guests. In addition, any failure to maintain compliance with such regulations may cause us to incur significant penalties and generate negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Any future changes or restrictions in U.S. or international privacy laws could also adversely affect our operations, including our ability to transfer guest data. Changes in U.S. or international law affecting the usage of AI technologies, marketing, solicitation or privacy, could adversely affect our marketing activities and force changes in our marketing strategy or increase the costs of marketing. If access to lists of potential customers from travel service providers or other companies with whom we have relationships was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends, including the usage of AI technologies, could harm our business or competitive position.
We depend on the use of sophisticated information technology and systems for central reservations, point of sale, marketing, customer relationship management and communication, procurement, maintaining the privacy of guest and employee data, administration and technologies we make available to our guests. We must continue to improve and upgrade our systems and infrastructure to offer enhanced products, services, features and functionality, some of which may be supported or provided by AI technologies or third parties, while maintaining the reliability and integrity of our systems, information security, network security and infrastructure. We may not be able to maintain our existing systems or replace or introduce new technologies, including AI technologies, and systems as quickly as we would like or in a cost-effective manner, which may keep us from achieving the desired results in a timely manner, to the extent anticipated, or at all. In addition, our competitors may incorporate AI into their products, services and operations more rapidly or more successfully than we do. Also, we may be unable to effectively manage emerging risks associated with the incorporation of new technologies, such as AI technologies and systems, or devote adequate financial resources to new technologies and systems in the future. If any of these events occur, our business and financial performance could suffer.

We may not be able to hire, train, reward and retain adequate team members and determine and maintain adequate staffing, including our seasonal workforce, which may impact labor costs and our ability to achieve our operating, growth and financial objectives.
Our long-term growth and profitability depend partially on our ability to recruit and retain high-quality employees to work in and manage our Resorts. Adequate staffing and retention of qualified employees is a critical factor affecting our guests’ experiences in our Resorts. Our mountain and lodging operations are highly dependent on a large seasonal workforce and maintaining adequate staffing is complicated and unpredictable. The market for the most qualified talent continues to be highly competitive and we must provide competitive wages, benefits and workplace conditions to attract and retain the most qualified employees, particularly during a time when we have seen significant wage inflation in the market for employees. In addition, in many communities, the supply of resort-area housing is constrained due to market conditions, making it difficult for our employees to obtain available, affordable housing. Further, zoning regulations, protracted approval processes and local anti-development sentiment can prevent or substantially delay new housing projects that we or other parties may pursue to meet the demand for new affordable housing stock.
Changes in immigration laws, including changes to the manner in which the laws and regulations are interpreted or enforced, could also impact our workforce because we typically recruit and hire foreign nationals as part of our seasonal workforce. A shortage of international workers, failure to adequately recruit and retain new domestic employees, higher than expected attrition levels, or increased wages could all affect our ability to open and operate parts of our Resorts, deliver guest service at traditional margins or achieve our labor cost objectives.
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

The considerable expansion in the use of social media and AI technologies over recent years has compounded the impact of negative publicity. Information posted on social media platforms or information created by AI technologies may be adverse to our interests or may be inaccurate, each of which may harm our reputation or business. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be adversely impacted. Additionally, our intellectual property, including our trademarks, domain names and other proprietary rights, constitutes a significant part of our value. Any misappropriation, infringement or violation of our intellectual property rights could also diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

In addition, the quality and reputation of our brands are dependent on our marketing strategies and execution. The continuously changing marketing environment, guest behavior and advertising technologies require that we regularly reassess and adapt our communication approaches and marketing techniques. If we fail to keep pace with these changes, fail to manage and monitor our use of AI technologies in our marketing processes appropriately or if we fail to effectively execute our marketing strategies, we may be unable to maintain strong brand awareness and reputation, which may ultimately impact our results of operations.

Increased scrutiny and changing expectations from investors, consumers, employees, regulators and others regarding our sustainability practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, guest attraction, access to capital and employee recruitment and retention.
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

Our ability to achieve any sustainability objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the regulatory, legal, and stakeholder landscape in the various jurisdictions where we do business relating to sustainability matters continues to evolve, including differing and changing definitions, standards, frameworks and expectations, which may be conflicting and could create uncertainty regarding our disclosures, goals and business practices;
•the evolving regulatory requirements in the jurisdictions where we do business affecting sustainability practices;
•our use, interpretation or application of reporting frameworks and standards may change from time to time or differ from those of other companies, which may result in a lack of consistent or meaningful comparative data from period to period or between companies;
•the availability of suppliers that can meet sustainability, and other corporate responsibility standards we may set; and
•our ability to recruit, develop and retain diverse talent in our labor markets.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure, or fail to achieve our sustainability targets or complete previously announced sustainability initiatives, or otherwise fail to meet the expectations of our various stakeholders, whose expectations are evolving, varied and oftentimes conflicting, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced that may conflict with each other, making universal compliance challenging. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Our acquisitions might not be successful.
In recent years, we have completed numerous acquisitions and may continue to acquire certain mountain resorts, hotel properties and other businesses complementary to our own, as well as developable land in proximity to our Resorts. Acquisitions are complex to evaluate, execute and integrate. We cannot ensure that we will be able to accurately evaluate or successfully integrate and manage acquired mountain resorts, properties and businesses and increase our profits from these operations. We continually evaluate potential acquisitions both domestically and internationally, and intend to actively pursue acquisition opportunities, some of which could be significant. As a result, we face various risks from acquisitions, including our recent acquisitions of the Seven Springs Resorts, Andermatt-Sedrun and Crans-Montana, some of which include:

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
•additional risks with respect to current and potential international operations, including unique laws, regulations and business practices of foreign jurisdictions; and
•unanticipated problems or liabilities.

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
•adverse market conditions caused by terrorism, geopolitical events, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;
•business disruptions arising from public health crises and outbreaks of communicable diseases;
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
•data security, including requirements that local customer data be stored locally and not transferred to other jurisdictions; and
•our limited experience and expertise in foreign countries, particularly European countries, relative to our experience and expertise in the United States.

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

We are exposed to foreign currency exchange rate fluctuations and our use of hedging instruments may not fully mitigate our exposure to these fluctuations and could adversely affect our results of operations and financial condition.
We are exposed to currency translation risk because the local currencies utilized in the operations of Whistler Blackcomb, Perisher, Hotham, Falls Creek, Andermatt-Sedrun and Crans-Montana are different than our functional currency, the U.S. dollar. As a result, changes in foreign exchange rates, in particular between the Canadian dollar, Australian dollar, Swiss franc and the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will increase as our international operations grow and if we acquire additional international resorts.
Additionally, we have entered into derivatives to manage our exposure to interest rate and currency movements, specifically to hedge our net investment in Swiss Franc denominated subsidiaries, which we may elect to expand to other subsidiaries denominated in other foreign currencies. We cannot anticipate all of our foreign currency exposures, ensure that any hedges will fully offset the impact of foreign currency exchange or interest rate fluctuations, or that our hedging strategy will successfully or fully insulate us from foreign currency exchange or interest rate risk. Accounting or regulatory changes, market disruptions or rapid rate movements, defaults or early termination events could increase the cost of maintaining or replacing these hedges or limit their effectiveness, which could negatively impact our results of operations, financial condition and cash flows. Further, our hedging objectives could result in increased volatility in our GAAP results. Since some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries, the gains or losses on those hedges could be recognized before the offsetting exposure materializes, potentially causing volatility in our cash or debt balances, and therefore our leverage. If we fail to accurately forecast our results of operations, execute contracts that effectively mitigate our economic exposure to interest rates and currency rates fluctuations, or comply with the complex accounting requirements for hedging, our results of operations and cash flows could be adversely impacted.

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
We have generally paid quarterly dividends since Fiscal 2011 (with the exception of several quarters in Fiscal 2020 and Fiscal 2021 to maintain short-term liquidity in response to the COVID-19 pandemic), which are funded through cash flow from operations, available cash on hand and borrowings under our Credit Facilities. The declaration of dividends is subject to the discretion of our Board of Directors (the “Board”) and is limited by applicable state law concepts of available funds for distribution, as well as contractual restrictions. As a result, the amount, if any, of the dividends to be paid in the future will depend upon a number of factors, including our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Tenth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), any future contractual restrictions, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. In addition, our Board may also suspend the payment of dividends at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in Vail Resorts, Inc. This appreciation may not occur and our stock may instead depreciate in value. On September 24, 2026, our Board approved a cash dividend of $2.22 per share payable on October 27, 2026 to stockholders of record as of October 8, 2026.

Our indebtedness could adversely affect our financial condition and our ability to operate our business, to react to changes in the economy or our industry, to fulfill our obligations under our various notes, to pay our other debts, and could divert our cash flow from operations for debt payments.
We have a substantial amount of debt, which requires significant interest and principal payments. As of July 31, 2026, we had $3.2 billion in total indebtedness outstanding. This amount includes (i) $1,243.1 million of indebtedness pursuant to the term loan facility under the Vail Holdings Credit Agreement that matures in 2030, (ii) $180.0 million of borrowings under the revolver portion of the Vail Holdings Credit Agreement, (iii) $600.0 million aggregate principal amount of our unsecured senior notes due 2032 (the “6.50% Notes”), (iv) $500.0 million in aggregate principal amount of our unsecured senior notes due 2030 (the “5.625% Notes”), (v) $380.5 million with respect to our obligation associated with the Canyons long-term lease, (vi) $114.2 million with respect to the EPR Secured Notes under the master credit and security agreements and other related agreements with EPT Ski Properties, Inc. and its affiliates (“EPR”), as amended (collectively, the “EPR Agreements”), (vii) $52.6 million with respect to our obligations associated with outstanding debt of certain employee housing entities, (viii) $34.0 million with respect to the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden (the “NRP Loan”), (ix) $22.4 million with respect to our obligation associated with the Canyons Parking Garage long-term lease at Park City, and (x) $26.6 million with respect to our obligations associated with Whistler Blackcomb employee housing leases. We also have a credit agreement at Whistler Blackcomb that matures in 2030 (the “Whistler Credit Agreement”), which had no amounts outstanding as of July 31, 2026. Collectively, the Vail Holdings Credit Agreement, the Whistler Credit Agreement, the EPR Agreements and the NRP Loan are referred to herein as the “Credit Agreements,” and such facilities, the “Credit Facilities.” Our borrowings under the Vail Holdings Credit Agreement are subject to interest rate changes, substantially increasing our exposure to changes in interest rates. Borrowings under the Vail Holdings Credit Agreement, including the term loan facility, bear interest annually at a rate of SOFR plus 1.50%. As of July 31, 2026 we also have, on a cumulative basis, minimum lease payment obligations under operating leases of approximately $309.1 million over the term of the leases. Our level of indebtedness and minimum lease payment obligations could have important consequences. For example, they could:

•make it difficult for us to satisfy our obligations, including debt service requirements, under our outstanding debt;
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

Furthermore, our debt under our Credit Facilities bears interest at variable rates, which may be impacted by potential future changes in interest rates due to reference rate reform. We may be able to incur additional indebtedness in the future. The terms of our Credit Facilities, the 5.625% Notes and the 6.50% Notes do not fully prohibit us from doing so. If we incur additional debt, the related risks that we face could intensify.

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

The indentures governing the 5.625% Notes and the 6.50% Notes contain a number of significant restrictions and covenants that limit our ability to grant or permit liens; engage in sale/leaseback transactions; and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of our assets.

In addition, the Whistler Credit Agreement contains restrictions on the ability of the Partnerships and their respective subsidiaries, and the EPR Agreements contain restrictions on the ability of Peak Resorts and its subsidiaries, to make dividends, distributions or other payments to us or the guarantors. We and our subsidiaries are subject to other covenants, representations and warranties in respect of our Credit Facilities, including financial covenants as defined in the Credit Agreements. Events beyond our control may affect our ability to comply with these covenants.

The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with our financial covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

There can be no assurance that we will meet the financial covenants contained in our Credit Facilities, when in effect. If we breach any of these restrictions or covenants, or suffer a material adverse change which restricts our borrowing ability under our Credit Facilities, we would not be able to borrow funds thereunder without a waiver. Any inability to borrow could have an adverse effect on our business, financial condition and results of operations. In addition, a breach, if uncured, could cause a default under the applicable agreement(s) governing our indebtedness, in which case we may be required to repay these borrowings before their due date. We may not have or be able to obtain sufficient funds to make these accelerated payments. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

We may not continue to repurchase our common stock pursuant to our share repurchase program, and any such repurchases may not enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On March 9, 2006, the Company’s Board approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024, and June 4, 2025 the Company’s Board increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. Since inception of this stock repurchase program through July 31, 2026, the Company has repurchased 11,382,892 shares at a cost of approximately $1,444.2 million, excluding accrued excise tax. As of July 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing share repurchase program, which has no expiration date.
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

Activist stockholders could cause our business to incur significant expense, hinder execution of our business strategy and impact our stock price as a result of a threatened proxy contest or other actions.
Publicly traded companies are increasingly subject to campaigns by activist stockholders advocating corporate actions such as operational and financial restructuring, increased borrowing, special dividends, share repurchases, governance or management changes, sales of assets or entire segments, or business combination transactions. Activist stockholders have and may in the future seek to effect change through various strategies that range from private engagement to public campaigns, proxy solicitations, advance stockholder proposals, proxy contests or otherwise attempt to assert influence on our board of directors and management.
While we value constructive input from our stockholders and regularly engage in dialogue with our stockholders regarding our governance practices, strategy, and performance, the Company has been subject and may in the future be subject to actions from activist stockholders that may not align with our business strategies or the interests of our other stockholders. Recently, the Company received two nominations totaling five director candidates to stand for election at the Company’s 2026 annual meeting. Responding to actions by such activist stockholders or others could be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management team, especially where an activist or bidder advocates for corporate actions that may not align with our current business strategies and the best interests of all of our stockholders. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and identify and secure investment opportunities. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
Cybersecurity is a dynamic and constantly evolving field. We are committed to regularly improving our cybersecurity posture by staying informed about emerging threats, adopting industry best practices, and integrating feedback from our assessments and incidents. Our goal is to maintain a resilient cybersecurity framework that protects our assets and supports our long-term business objectives.
We manage risks from cybersecurity threats through our overall enterprise risk management process, which is overseen by our Board. Our cybersecurity risks are considered individually as part of our enterprise risk management process alongside other risks and priorities, and are discussed with our Board. Management has created an information security program, which is comprised of a dedicated information security team and policies, procedures, and processes to help assess, identify and manage risks from cybersecurity threats. Our policies, procedures and processes are informed by recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization, as well as other relevant standards. Our program is designed to help maintain the confidentiality, integrity, security and availability of data created, collected, stored and used to operate our business.
We identify, assess and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises, control gap analyses, threat modeling, impact analyses, internal audits, external audits, vulnerability scans, penetration tests and engagement of third parties to conduct analyses of our information security program. We obtain cybersecurity threat intelligence from recognized forums, third parties and other sources as part of our risk assessment process. We employ monitoring and detection capabilities designed to help identify potential threats, vulnerabilities, anomalous activity and control deficiencies across our technology environment. We also maintain a risk-based approach for assessing, identifying and managing risks from cybersecurity threats associated with third party service providers and other companies with whom we do business. These processes may include security due diligence prior to engagement, periodic reassessments of critical vendors, contractual security requirements, independent assurance reviews and ongoing monitoring of selected third-party service providers based on risk. As part of our cybersecurity program, team members receive cybersecurity training and participate in awareness programs including phishing simulation exercises and reminders, and programming and events during Cybersecurity Awareness Month. We also carry cyber security insurance, which is renewed annually and covers cyber events and business interruption. Management periodically reviews our cyber insurance coverage relative to our risk profile, industry trends and market conditions.
We maintain an Incident Response Plan (“IRP”), which applies to information security incidents. Our IRP sets out a coordinated, multi-functional approach for investigating, containing, and mitigating incidents, as well as the communication protocol of such incidents to senior management and other key stakeholders pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. The Company maintains a formal process for evaluating cybersecurity incidents to determine potential business impact, reporting obligations and materiality under applicable securities laws and regulations. In general, our incident response process is informed by the NIST framework and focuses on four phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication, and recovery; and (iv) post-incident remediation. The Company also maintains business continuity and disaster recovery processes designed to support the recovery of critical operations following significant cybersecurity events.
Board oversight of cybersecurity risk management is supported by the Audit Committee, which regularly reviews internal reports from management with respect to information technology and cybersecurity issues, and interacts with our enterprise risk management function and our Chief Information Officer (“CIO”) regarding major cybersecurity risk areas and recommended actions to address such risks.

Cybersecurity Governance
Our Information Security and Compliance teams, in coordination with the Board and Audit Committee, oversee the management of risks from cybersecurity threats, including the policies, standards, processes, and practices that our CIO and our Vice President of Information Security, in coordination with our Information Technology Senior Leadership Team, develop and implement to help address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. The Board and the Audit Committee are also informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each quarter, our CIO discusses our approach to cybersecurity risk management with the Audit Committee, and as necessary, the Audit Committee discusses cybersecurity risk management related matters crucial to the Company with the Board.
Our CIO and our Vice President of Information Security are principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. Our CIO serves as Chair of our Cybersecurity Incident Materiality Assessment Council and works in coordination with the other members of our Executive Committee.
Our CIO has served in various roles in information technology and information security for over 29 years, including in technology leadership roles such as Chief Information Officer, Vice President Business Technology, Vice President Business Information Services, Senior Director of Mountain Technology, Director of Resort Application Development, and Director of Order Management Systems for large public companies. Our CIO holds a B.B.A. in Management Information Systems and Accounting from University of Oklahoma.
Our Vice President of Information Security has served in various roles in information technology and information security for over 29 years, including as Vice President of Information Security for large public companies. In addition, our Vice President of Information Security has previously held roles including Vice President of Information Security and Technology, Senior Director Information Technology, Director IT Security and Compliance, and Senior IT Audit Manager. Our Vice President of Information Security has earned several certifications including CISSP, CISA, CISSM, and PCI-ISA. Our Vice President of Information Security holds a B.S. in Management Information Systems from Iowa State University and an MBA from Auburn University.
Our CIO and Vice President of Information Security, in coordination with our Legal, Internal Audit, and Compliance teams, work collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our security IRP. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the regular communications from these teams, the CIO, the Vice President of Information Security and our Cybersecurity Incident Materiality Assessment Council help monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, and report such incidents to the Audit Committee when appropriate.
The Audit Committee reviews our cybersecurity management strategy and initiatives on a regular basis and oversees the management of risks from cybersecurity threats, including the policies, processes, and practices implemented by the Company to help address such risks. The Audit Committee also routinely receives reports on the cybersecurity landscape, regulatory requirements, industry standards, and emerging threats. Prompt and timely information regarding any significant cybersecurity incident as specified in our IRP, including ongoing updates as the incident unfolds and until it has been addressed, is provided to both the Board and the Audit Committee.
We do not currently believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations, or financial condition; however, cybersecurity attack techniques change frequently, and with increased volume and sophistication of such attacks, we could experience a cybersecurity incident that materially affects us in the future. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors”.

ITEM 2.PROPERTIES.
The following table sets forth the principal properties that we own or lease for use in our operations:

Location	Ownership	Use
Afton Alps, MN	Owned	Ski resort operations, including ski lifts, ski trails, clubhouse, buildings, commercial space and other improvements
Alpine Valley Resort, OH	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements
Andermatt Ski Resort, Switzerland	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements, and dining facilities
Andermatt Ski Resort, Switzerland	Leased	Ski resort operations, including buildings, commercial space, parking and other improvements, dining facilities and employee housing
Andermatt Ski Resort, Switzerland	Easement	Ski resort operations, including third party land use rights, and dining facilities
Andermatt Ski Resort, Switzerland	Concession contract	Ski resort operations, including third party land use rights
Arrowhead Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Attitash Mountain, NH	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Attitash Mountain, NH (279 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
BC Housing RiverEdge, CO	26% Owned	Employee housing facilities
Bachelor Gulch Village, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Beaver Creek Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Beaver Creek Mountain, CO (3,801 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Beaver Creek Mountain Resort, CO	Owned	Golf course, clubhouse, commercial space and residential condominium units
Big Boulder Mountain, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Boston Mills, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Brandywine, OH	Owned	Ski trails, ski lifts, buildings and other improvements
Breckenridge Ski Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Breckenridge Mountain, CO (5,702 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Breckenridge Terrace, CO	50% Owned	Employee housing facilities
Broomfield, CO	Leased	Corporate offices
Colter Bay Village, WY	Concession contract	Lodging and dining facilities

Location	Ownership	Use
Crans-Montana Mountain Resort, Switzerland	84% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Crans-Montana Mountain Resort, Switzerland	Owned	Ski resort operations, including ski school and dining operations
Crested Butte Mountain Resort, CO	Owned	Buildings, other improvements and land used for operation of Crested Butte Mountain Resort
Crested Butte Mountain Resort, CO (4,350 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Crotched Mountain, NH	Owned	Ski trails, ski lifts, buildings and other improvements
Eagle-Vail, CO	Owned	Warehouse facility
Edwards, CO	Leased	Administrative offices
Falls Creek Alpine Resort, Victoria, Australia (1,112 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Headwaters Lodge & Cabins at Flagg Ranch, WY	Concession contract	Lodging and dining facilities
Heavenly Mountain Resort, CA & NV	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Heavenly Mountain, CA & NV (7,050 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, MO	Owned	Ski trails, ski lifts, buildings and other improvements
Hidden Valley Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Hotham Alpine Resort, Victoria, Australia (791 acres)	Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Hunter Mountain, NY	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Jack Frost Ski Resort, PA	Owned	Ski trails, ski lifts, buildings and other improvements
Jackson Hole Golf & Tennis Club, WY	Owned	Golf course, clubhouse, tennis and dining facilities
Jackson Lake Lodge, WY	Concession contract	Lodging, dining and conference facilities
Jenny Lake Lodge, WY	Concession contract	Lodging and dining facilities
Keystone Conference Center, CO	Owned	Conference facility
Keystone Lodge, CO	Owned	Lodging, spa, dining and conference facilities
Keystone Resort, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, commercial space, property management, dining and real estate held for sale or development
Keystone Mountain, CO (8,376 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Keystone Ranch, CO	Owned	Golf course, clubhouse and dining facilities
Kirkwood Mountain Resort, CA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Kirkwood Mountain, CA (2,330 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Laurel Mountain, PA	Leased	Ski trails, ski lifts, buildings and other improvements
Liberty Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings and other improvements
Mad River Mountain, OH	Leased	Ski trails, ski lifts, buildings and other improvements
Mount Snow, VT	Owned	Ski resort operations, including ski lifts, ski trails, golf course, clubhouse, buildings, commercial space and other improvements.
Mount Snow, VT (894 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Mount Sunapee Resort, NH (850 acres)	Owned/Leased	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Mount Brighton, MI	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements

Location	Ownership	Use
Mount Mansfield, VT (1,400 acres)	Leased	Ski trails, ski lifts, buildings and other improvements used for operation of Stowe Mountain Resort
Northstar California Resort, CA (7,200 acres)	Leased	Ski trails, ski lifts, golf course, commercial space, dining facilities, buildings and other improvements
Northstar Village, CA	Leased	Commercial space, ski resort operations, dining facilities, buildings, property management and other improvements
Okemo Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management and commercial space
Okemo Mountain, VT (1,223 acres)	Leased	Ski resort operations, including ski lifts, ski trails, dining facilities, buildings and other improvements
Paoli Peaks, IN	Owned/Leased	Ski trails, ski lifts, buildings and other improvements
Park City Mountain, UT (8,900 acres)	Leased	Ski resort operations including ski lifts, ski trails, buildings, commercial space, dining facilities, property management, conference facilities and other improvements (including areas previously referred to as Canyons Resort, UT)
Park City Mountain, UT (220 acres)	Owned	Ski trails, ski lifts, dining facilities, commercial space, buildings, real estate held for sale or development and other improvements
Perisher Ski Resort, NSW, Australia (3,335 acres)	Owned/Leased/Licensed	Ski trails, ski lifts, dining facilities, commercial space, railway, buildings, lodging, conference facilities and other improvements
Red Cliffs Lodge, CA	Leased	Dining facilities, ski resort operations, commercial space, administrative offices
Red Sky Ranch, CO	Owned	Golf courses, clubhouses, dining facilities and real estate held for sale or development
River Course at Keystone, CO	Owned	Golf course and clubhouse
Roundtop Mountain Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, buildings, commercial space and other improvements
Seven Springs Resort, PA	Owned	Ski trails, ski lifts, dining facilities, commercial space, lodging, property management, conference facilities and other improvements
Snow Creek, MO	Owned	Ski trails, ski lifts, buildings and other improvements
SSI Venture, Inc. Properties; CO, CA, NV, UT, MN & BC, Canada	Owned/Leased	Approximately 240 rental and retail stores for recreational products and warehouses, including approximately 85 stores currently held under lease, 17 My Epic Gear member services locations and 7 leased warehouses
Ski Tip Lodge, CO	Owned	Lodging and dining facilities
Stevens Pass, WA	Owned	Employee housing and guest parking facilities
Stevens Pass Mountain, WA (2,443 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Stevens Pass Ski Resort, WA	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
Stowe Mountain Resort, VT	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements and commercial space
The Arrabelle at Vail Square, CO	Owned	Lodging, spa, dining and conference facilities
The Lodge at Vail, CO	Owned	Lodging, spa, dining and conference facilities
The Osprey at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
The Tarnes at Beaver Creek, CO	31% Owned	Employee housing facilities
Tenderfoot Housing, CO	50% Owned	Employee housing facilities
The Pines Lodge at Beaver Creek, CO	Owned	Lodging, dining and conference facilities
Vail Mountain, CO	Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Vail Mountain, CO (12,353 acres)	SUP	Ski trails, ski lifts, buildings and other improvements

Location	Ownership	Use
Whistler Blackcomb Resort, BC, Canada	75% Owned	Ski resort operations, including ski lifts, ski trails, buildings and other improvements, property management, commercial space and real estate held for sale or development
Whistler Mountain and Blackcomb Mountain, BC, Canada	MDA	Ski resort operations, including ski lifts, ski trails, buildings and other improvements
Whistler Blackcomb Resort, BC, Canada	Leased	Employee housing facilities
Whitetail Resort, PA	Owned	Ski resort operations, including ski lifts, ski trails, golf course, buildings, commercial space and other improvements
Wildcat Mountain, NH (953 acres)	SUP	Ski trails, ski lifts, buildings and other improvements
Wilmot Mountain, WI	Owned	Ski trails, ski lifts, buildings and other improvements

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

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market and Stockholders
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MTN.” As of September 23, 2026, 35,635,298 shares of common stock were outstanding, held by approximately 224 holders of record.
Dividend Policy
In fiscal 2011, our Board approved the commencement of a regular quarterly cash dividend on our common stock, subject to quarterly declaration. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Tenth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”), future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. On September 24, 2026, our Board of Directors approved a cash dividend of $2.22 per share payable on October 27, 2026 to stockholders of record as of October 8, 2026. We expect to fund the dividend with our available liquidity.
Repurchase of Equity Securities
The Company did not repurchase any shares of common stock during the fourth quarter of Fiscal 2026. The share repurchase program is conducted under authorizations made from time to time by our Board of Directors (the “Board”). On March 9, 2006, the Company’s Board approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024, and June 4, 2025 the Company’s Board increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. Since inception of this stock repurchase program through July 31, 2026, the Company has repurchased 11,382,892 shares at a cost of approximately $1,444.2 million. As of July 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing share repurchase program. Repurchases under these authorizations may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. These authorizations have no expiration date.
Performance Graph
The total return graph below is presented for the period from the beginning of our fiscal year ended July 31, 2022 through the end of Fiscal 2026. The comparison assumes that $100 was invested at the beginning of the period in our common stock (“MTN”), The Russell 2000 Stock Index, The Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Travel and Leisure Stock Index, with dividends reinvested where applicable. We include the Dow Jones U.S. Travel and Leisure Stock Index as we believe we compete in the travel and leisure industry.

The performance graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act, unless such filings specifically incorporate the performance graph by reference therein.

	As of July 31,
	2021	2022	2023	2024	2025	2026
Vail Resorts, Inc.	$100.00	$79.31	$81.49	$65.64	$57.09	$60.55
Russell 2000	$100.00	$85.71	$92.49	$105.67	$105.08	$141.00
Standard & Poor’s 500	$100.00	$95.36	$107.77	$131.64	$153.14	$183.10
Dow Jones U.S. Travel and Leisure	$100.00	$81.43	$107.16	$111.37	$142.06	$137.36
ITEM 6.[Reserved]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Form 10-K. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements which involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those discussed in Item 1A. “Risk Factors” in this Form 10-K. The following discussion and analysis should be read in conjunction with the Forward-Looking Statements section and Item 1A. “Risk Factors,” each included in this Form 10-K.

The MD&A includes discussion of financial performance within each of our three segments. We have chosen to specifically include segment Reported EBITDA (defined as segment net revenue less segment operating expense, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property) in the following discussion because we consider this measurement to be a significant indication of our financial performance. We utilize segment Reported EBITDA in evaluating our performance and in allocating resources to our segments. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents and short-term investments) is included in the following discussion because we consider this measure to be a significant indication of our available capital resources. We also believe that Net Debt is an important measurement as it is an indicator of our ability to obtain additional capital resources for our future cash needs. Resort Reported EBITDA (defined as the combination of segment Reported EBITDA of our Mountain and Lodging segments), Total Reported EBITDA (which is Resort Reported EBITDA plus segment Reported EBITDA from our Real Estate segment) and Net Debt are not measures of financial performance or liquidity defined under accounting principles generally accepted in the United States (“GAAP”). Refer to the end of the Results of Operations section for a reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA and Resort Reported EBITDA, and long-term debt, net to Net Debt.

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
Overview
Our operations are grouped into three integrated and interdependent segments: Mountain, Lodging and Real Estate. We refer to “Resort” as the combination of the Mountain and Lodging segments. The Mountain, Lodging and Real Estate segments represented approximately 88%, 12% and 0%, respectively, of our net revenue for Fiscal 2026.

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
Additionally, we operate ancillary services, primarily including ski school, dining and retail/rental operations, and for our Australian ski areas, including lodging and transportation operations. Mountain segment revenue is seasonal, with the majority of revenue earned from our North American and European ski operations occurring in our second and third fiscal quarters and the majority of revenue earned from our Australian ski operations occurring in our first and fourth fiscal quarters. Our North American and European Resorts typically experience their peak operating season for the Mountain segment from mid-December through mid-April, and our Australian ski areas typically experience their peak operating season from June to early October. Our largest source of Mountain segment revenue comes from the sale of lift tickets (including pass products), which represented approximately 58%, 57% and 57% of Mountain segment net revenue for Fiscal 2026, the fiscal year ended July 31, 2025 (“Fiscal 2025”) and the fiscal year ended July 31, 2024 (“Fiscal 2024”), respectively.

Lift revenue is driven by volume and pricing. Pricing is impacted by absolute pricing, as well as both the demographic and geographic mix of guests, which impacts the price points at which various products are purchased. The demographic mix of guests that visit our North American Resorts is divided into two primary categories: (i) out-of-state and international (“Destination”) guests; and (ii) in-state and local (“Local”) guests. The geographic mix depends on levels of visitation to our destination mountain resorts versus our regional ski areas. For the 2025/2026 North American ski season, Destination guests comprised approximately 58% of our North American destination mountain resort skier visits (excluding complimentary access), while Local guests comprised approximately 42% of our North American destination mountain resort skier visits (excluding complimentary access), which compares to 56% and 44%, respectively, for the 2024/2025 North American ski season and approximately 57% and 43%, respectively, for the 2023/2024 North American ski season. Skier visitation at our regional ski areas is largely comprised of Local guests. Destination guests generally utilize more ancillary services such as ski school, dining and retail/rental, as well as lodging proximate to our mountain resorts. Additionally, Destination guest visitation is less likely to be impacted by changes in the weather during the current season, but may be more impacted by adverse economic conditions, the global geopolitical climate, travel disruptions or weather conditions in the immediately preceding ski season. Local guests tend to be more value-oriented and weather-sensitive.
We offer a variety of pass products for all of our Resorts, marketed toward both Destination and Local guests. Our pass product offerings range from providing access to one or a combination of our Resorts for a certain number of days to our Epic Pass, which allows pass holders unlimited and unrestricted access to all of our Resorts. The Epic Day Pass is a customizable one to seven day pass product purchased in advance of the season, for those skiers and riders who expect to ski a certain number of days during the season, and which is available in three tiers of resort access offerings. Our pass products provide a compelling value proposition to our guests, which in turn assists us in developing a loyal base of customers who commit to ski at our Resorts generally in advance of the ski season and typically ski more days each season at our Resorts than those guests who do not buy pass products. In addition, our pass program attracts new guests to our Resorts. We enter into strategic long-term pass alliance agreements with third-party mountain resorts, which further increases the value proposition of our pass products. For the 2026/2027 ski season, our pass alliances include Telluride Ski Resort in Colorado, Hakuba Valley and Rusutsu Resort in Japan, Resorts of the Canadian Rockies in Canada, Les 3 Vallées in France, Disentis Ski Area and Verbier 4 Vallées in Switzerland, Skirama Dolomiti in Italy and Ski Arlberg, Saalbach and Zell am See-Kaprun, Zillertal, Sölden and Silvretta Montafon in Austria. Our pass program drives strong customer loyalty, helps to mitigate exposure to more weather sensitive guests, generates additional ancillary spending and provides cash flow in advance of winter season operations. Our pass products, including the Epic Pass and Epic Day Pass, are predominately sold prior to the start of the ski season. Pass product revenue, although primarily collected prior to the ski season, is recognized in our Consolidated Statements of Operations throughout the ski season on a straight-line basis using the number of skiable days of the season-to-date period relative to the total estimated number of skiable days of the season.

Lift revenue consists of pass product lift revenue (“pass revenue”) and paid lift ticket revenue (“paid lift revenue”). Approximately 70%, 65% and 65% of total lift revenue was derived from pass revenue for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

The cost structure of our mountain resort operations has a significant fixed component with variable expenses including, but not limited to, land use permit or lease fees, credit card fees, retail/rental cost of sales and labor, ski school labor, dining labor and cost of goods sold; as such, profit margins can fluctuate greatly based on the level of revenues.
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

The performance of our lodging properties (including managed condominium rooms) proximate to our Resorts, and our Colorado resort ground transportation company, are closely aligned with the performance of the Mountain segment and generally experience similar seasonal trends, particularly with respect to visitation by Destination guests. Revenues from such properties represented approximately 63%, 66% and 68% of Lodging segment net revenue (excluding Lodging segment revenue associated with the reimbursement of payroll costs) for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Management primarily focuses on Lodging net revenue excluding payroll cost reimbursements and Lodging operating expense excluding reimbursed payroll costs (which are not measures of financial performance under GAAP) as the reimbursements are made based upon the costs incurred with no added margin and as such, the revenue and corresponding expense do not affect our Lodging Reported EBITDA, which we use to evaluate Lodging segment performance. Revenue of the Lodging segment during our first and fourth fiscal quarters is generated primarily by the operations of our NPS concessioner properties (as their peak operating season generally occurs during the months of June to October), as well as golf operations and seasonally low operations from our other owned and managed properties and businesses.

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
Recent Trends, Risks and Uncertainties
We have identified the following important factors (as well as risks and uncertainties associated with such factors) that could impact our future financial performance or condition:

•Resort net revenue and Resort Reported EBITDA for Fiscal 2026 decreased 4.5% and 11.7%, respectively, as a result of a decline in total skier visits of 13.4% across our North American destination mountain resorts and regional ski areas versus the prior year. Visitation reflects the impact of record low snowfall and historically warm temperatures across the western U.S., which drove lower demand and negatively impacted spending throughout the season. Resort Reported EBITDA for Fiscal 2026 also includes $45 million of savings from the Resource Efficiency Transformation (“RET”) initiatives before one-time costs. The Company’s full year Resort Reported EBITDA also includes $11.0 million of one-time costs related to the RET initiatives, and $6.2 million favorable EBITDA impact from changes in foreign exchange rates.

•Overall weather conditions, including the timing and amount of snowfall, can have an impact on Mountain and Lodging revenue, particularly with regard to skier visits and the duration and frequency of guest visitation. To help mitigate this impact, we sell a variety of pass products prior to the beginning of the ski season, which results in a more stabilized stream of lift revenue. Additionally, our pass products provide a compelling value proposition to our guests, which in turn create a guest commitment predominately prior to the start of the ski season. In March 2026, we began our season pass sales program for the 2026/2027 North American ski season. Pass product unit sales through September 18, 2026 for the upcoming 2026/2027 North American ski season decreased approximately 12%, days sold decreased approximately 10% and sales dollars decreased approximately 6%, including sales and admissions taxes, as compared to the prior year period through September 19, 2025. Pass product sales are adjusted to eliminate the impact of foreign currency by applying an exchange rate of $0.71 between the Canadian dollar and U.S. dollar in both periods for Whistler Blackcomb pass sales. We cannot predict if these trends will continue through the 2026 North American pass sales campaign or the overall impact that pass sales will have on lift revenue for the 2026/2027 North American ski season.

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

•As of July 31, 2026, we had $231.3 million of cash and cash equivalents, as well as $337.4 million available under the revolver component of the Vail Holdings Credit Agreement, which represents the total commitment of $600.0 million less outstanding borrowings of $180.0 million and certain letters of credit outstanding of $82.6 million. On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan of the Vail Holdings Credit Agreement to fund the repayment of our 0.0% Convertible Notes. On February 9, 2026, Vail Holdings, Inc. (“VHI”) entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, replaced the existing term loan facility and the existing $275.0 million delayed draw term loan facility with a new $1,275.0 million senior term loan facility. As of July 31, 2026, the term loan facility had an outstanding balance of $1,243.1 million. Additionally, we have a credit facility which supports the liquidity needs of Whistler Blackcomb (the “Whistler Credit Agreement”). As of July 31, 2026, we had C$246.6 million ($175.9 million) available under the revolver component of the Whistler Credit Agreement, which represents the total commitment of C$250.0 million ($178.3 million) less letters of credit outstanding of C$3.4 million ($2.4 million).

We believe that our existing cash and cash equivalents, availability under our credit agreements and continued positive cash flow from operating activities of our Mountain and Lodging segments less capital expenditures should continue to provide us with sufficient liquidity to fund our operations.
Results of Operations
Summary
Shown below is a summary of operating results for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in thousands):

	Year ended July 31,
	2026	2025	2024
Net income attributable to Vail Resorts, Inc.	$147,535	$280,004	$231,105
Income before provision for income taxes	$226,956	$402,397	$339,755
Mountain Reported EBITDA	$729,352	$821,341	$802,072
Lodging Reported EBITDA	16,319	22,795	23,018
Resort Reported EBITDA	$745,671	$844,136	$825,090
Real Estate Reported EBITDA	7,371	18,626	1,475
Total Reported EBITDA	$753,042	$862,762	$826,565

A discussion of segment results, including reconciliations of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA, and other items can be found below. The consolidated results of operations, including any consolidated financial metrics pertaining thereto, include the operations of Crans-Montana (acquired May 2, 2024), prospectively from the date of acquisition.

The sections titled “Fiscal 2026 compared to Fiscal 2025” in each of the Mountain and Lodging segment discussions below provide comparisons of financial and operating performance for Fiscal 2026 to Fiscal 2025, unless otherwise noted. Discussion of our financial results for Fiscal 2025 compared to Fiscal 2024 can be found in our Annual Report on Form 10-K for Fiscal 2025, which was filed on September 29, 2025.

Mountain Segment
Mountain segment operating results for Fiscal 2026, Fiscal 2025 and Fiscal 2024 are presented by category as follows (in thousands, except effective ticket price (“ETP”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2026	2025	2024	2026/2025	2025/2024
Mountain net revenue:
Lift	$1,451,068	$1,503,187	$1,442,784	(3.5)%	4.2%
Ski school	278,050	309,863	304,548	(10.3)%	1.7%
Dining	222,518	240,900	227,572	(7.6)%	5.9%
Retail/rental	282,774	302,450	317,196	(6.5)%	(4.6)%
Other	268,774	273,473	252,270	(1.7)%	8.4%
Total Mountain net revenue	2,503,184	2,629,873	2,544,370	(4.8)%	3.4%

Mountain operating expense:
Labor and labor-related benefits	736,375	760,955	731,153	(3.2)%	4.1%
Retail cost of sales	87,844	97,289	107,093	(9.7)%	(9.2)%
Resort related fees	112,238	111,830	110,113	0.4%	1.6%
General and administrative	379,076	373,404	350,788	1.5%	6.4%
Other	459,128	468,973	444,204	(2.1)%	5.6%
Total Mountain operating expense	1,774,661	1,812,451	1,743,351	(2.1)%	4.0%
Mountain equity investment income, net	829	3,919	1,053	(78.8)%	272.2%
Mountain Reported EBITDA	$729,352	$821,341	$802,072	(11.2)%	2.4%

Total skier visits	15,299	17,665	17,564	(13.4)%	0.6%
ETP	$94.85	$85.09	$82.14	11.5%	3.6%
Mountain Reported EBITDA includes $24.6 million, $29.6 million and $23.2 million of stock-based compensation expense for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.

Fiscal 2026 compared to Fiscal 2025
Mountain Reported EBITDA decreased $92.0 million, or 11.2%, due to a decrease in both Destination and Local skier visitation as a result of record low snowfall and historically warm temperatures across the western U.S., which impacted our ability to open terrain, reduced terrain offerings throughout the season and led to earlier closures for many resorts in the Rockies and Tahoe regions, as well as a decrease in skier visitation at our Australia resorts from the impact of challenging weather conditions during the first half of the 2026 Australian ski season which limited our ability to open terrain during the early season. The decreased skier visitation resulted in decreased paid lift revenue and other ancillary revenues. These decreases were partially offset by (i) an increase in pass product revenue ($38.8 million), driven by an increase in both North American and Australian pass product sales; (ii) decreased labor and labor-related benefits ($24.6 million), including lower variable compensation expense ($7.1 million); and (iii) decreased variable costs associated with decreased revenue. Mountain segment results also include the impact of one-time operating expenses attributable to our RET initiatives of $10.0 million and $14.9 million for the years ended July 31, 2026 and 2025, respectively. Additionally, Mountain segment results for the year ended July 31, 2025 includes the impact of one-time operating expenses attributable to our previously announced CEO transition of $6.8 million, as well as acquisition and integration related expenses of $1.2 million.

Lift revenue decreased $52.1 million, or 3.5%, primarily due to a decrease in paid lift revenue of 17.5%, driven by a decrease in both Destination and Local skier visitation, which was impacted by record low snowfall and historically warm temperatures across the western U.S., which drove lower demand and negatively impacted spending throughout the season. Additionally, paid ETP decreased 8.8%, compared to the prior year, driven by an overall shift in the mix of visitation to lower-ETP regions, including the impact of stronger visitation across our eastern U.S. resorts, as compared to our Destination resorts in the western U.S. and an overall shift in the mix of lift tickets sold, including the impacts of benefit tickets with the new Epic Friends discount and introduction of super advance lift ticket discount for purchasing approximately one month in advance. These decreases were partially offset by (i) a $38.8 million increase in pass product revenue.

Ski school revenue decreased $31.8 million, or 10.3%, dining revenue decreased $18.4 million, or 7.6%, and retail/rental revenue decreased $19.7 million, or 6.5%, each primarily driven by decreased visitation at our North American resorts as a result of record low snowfall and historically warm temperatures across the western U.S., which negatively impacted demand for ancillary products.

Other revenue mainly consists of revenue stemming from summer visitation, other mountain activities revenue, employee housing revenue, guest services revenue, commercial leasing revenue, marketing and internet advertising revenue, private club revenue (which includes both club dues and amortization of initiation fees), municipal services revenue and other recreation activity revenue. Other revenue also includes Australian resort lodging and transportation revenue. Other revenue decreased $4.7 million, or 1.7%, primarily driven by decreased skier visitation at our North American resorts, which resulted in decreased demand for ancillary services.

Operating expense decreased $37.8 million or 2.1%, which was primarily attributable to (i) cost savings from the Company’s RET initiatives; (ii) reduced labor hours at our North American resorts driven by decreased visitation compared to the prior year as a result of challenging weather conditions from record low snowfall and historically warm temperatures across the western U.S.; and (iii) lower variable expenses associated with decreased revenue. Operating expense also includes the impact of one-time operating expenses attributable to our RET initiatives of $10.0 million and $14.9 million for the years ended July 31, 2026 and 2025, respectively. Additionally, Mountain segment results for the year ended July 31, 2025 includes one-time operating expenses attributable to our previously announced CEO transition of $6.8 million, as well as acquisition and integration related expenses of $1.2 million.

Labor and labor-related benefits decreased $24.6 million, or 3.2%, primarily due to reduced labor hours at our North American resorts as a result of challenging weather conditions which limited our ability to open terrain and negatively impacted visitation throughout the season, as well as lower variable compensation expense ($7.1 million) compared to the prior year. Retail cost of sales decreased $9.4 million, or 9.7%, compared to a decrease in retail sales of 9.6%. General and administrative expense increased $5.7 million, or 1.5%, primarily due to an increase in corporate overhead costs, driven by an increase in marketing and sales expenses from investments in media spending to drive incremental pass product sales, partially offset by decreased costs from one-time expenses associated with the previously announced CEO transition ($6.8 million) in the prior year. Other expense decreased $9.8 million, or 2.1%, primarily due to (i) decreased variable costs associated with decreased revenue, including dining cost of sales ($4.4 million) and fuel ($1.3 million); (ii) a decrease in one-time expenses, including expenses attributable to the Company’s RET initiatives ($4.9 million); (iii) decreased pass partnership expense ($2.3 million); and (iv) a decrease in acquisition and integration expenses ($1.1 million). The decreases were partially offset by increases in utilities ($2.4 million) and property taxes ($2.2 million).

Mountain equity investment income, net primarily includes our share of income from the operations of a real estate brokerage company.

Lodging Segment
Lodging segment operating results for Fiscal 2026, Fiscal 2025 and Fiscal 2024 are presented by category as follows (in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”)):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2026	2025	2024	2026/2025	2025/2024
Lodging net revenue:
Owned hotel rooms	$87,976	$88,184	$83,977	(0.2)%	5.0%
Managed condominium rooms	73,665	81,525	86,199	(9.6)%	(5.4)%
Dining	65,213	66,374	63,255	(1.7)%	4.9%
Transportation	12,435	14,853	16,309	(16.3)%	(8.9)%
Golf	17,088	16,008	13,722	6.7%	16.7%
Other	54,071	52,805	56,368	2.4%	(6.3)%
Lodging net revenue (excluding payroll cost reimbursements)	310,448	319,749	319,830	(2.9)%	—%
Payroll cost reimbursements	18,379	14,290	16,287	28.6%	(12.3)%
Total Lodging net revenue	328,827	334,039	336,117	(1.6)%	(0.6)%
Lodging operating expense:
Labor and labor-related benefits	134,431	138,041	139,840	(2.6)%	(1.3)%
General and administrative	54,930	60,310	59,239	(8.9)%	1.8%
Other	104,768	98,603	97,733	6.3%	0.9%
Lodging operating expense (excluding reimbursed payroll costs)	294,129	296,954	296,812	(1.0)%	—%
Reimbursed payroll costs	18,379	14,290	16,287	28.6%	(12.3)%
Total Lodging operating expense	312,508	311,244	313,099	0.4%	(0.6)%
Lodging Reported EBITDA	$16,319	$22,795	$23,018	(28.4)%	(1.0)%

Owned hotel statistics:
ADR	$324.58	$325.65	$317.65	(0.3)%	2.5%
RevPAR	$169.04	$170.70	$161.82	(1.0)%	5.5%
Managed condominium statistics:
ADR	$393.60	$413.47	$424.13	(4.8)%	(2.5)%
RevPAR	$105.39	$116.70	$118.91	(9.7)%	(1.9)%
Owned hotel and managed condominium statistics (combined):
ADR	$363.81	$376.95	$381.60	(3.5)%	(1.2)%
RevPAR	$123.25	$131.55	$130.41	(6.3)%	0.9%
Lodging Reported EBITDA includes $3.3 million, $4.0 million and $3.3 million of stock-based compensation expense for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively.
Fiscal 2026 compared to Fiscal 2025
Lodging Reported EBITDA decreased $6.5 million, or 28.4%, primarily due to (i) decreased demand, including the impact of decreased skier visitation driven by challenging weather conditions at our North American resorts, which drove a decrease in revenue from both our managed condominium and owned hotel rooms during the North American ski season; (ii) decreased demand for summer group lodging; and (iii) decreased dining and transportation revenue driven primarily by the decrease in skier visitation. These decreases were partially offset by revenue from our owned hotel rooms at GTLC ($7.1 million) from increased summer demand for lodging and park visitation.

Revenue from managed condominium rooms decreased $7.9 million, or 9.6%, due to decreased demand driven by decreased skier visitation from challenging weather conditions across the western U.S., which drove a decrease in ADR, as well as a decrease in demand for summer group lodging. Additionally, revenue from managed condominiums decreased from a net reduction in our inventory of available managed condominium room nights proximate to our mountain resorts compared to the prior year.
Dining revenue decreased $1.2 million, or 1.7%, due to decreased demand at our lodging properties proximate to our North American mountain resorts, including the impact of decreased demand for summer group lodging. Transportation revenue decreased $2.4 million, or 16.3%, due to decreased demand driven by decreased skier visitation from challenging weather conditions across the western U.S. Golf revenue increased $1.1 million, or 6.7%, primarily as a result of increased pricing and early openings at our North American mountain resort properties. Other revenue increased $1.3 million, or 2.4%, primarily as a result of an increase in GTLC retail driven by an increase in pricing and increased park visitation.
Labor and labor-related benefits decreased $3.6 million, or 2.6%, primarily due to a decrease in labor hours associated with decreased occupancy from lower visitation to our resort locations and a reduction in variable compensation plan expense ($1.8 million). General and administrative expense decreased $5.4 million, or 8.9%, primarily due to a decrease in overhead costs from cost savings attributable to the Company’s RET initiatives. Other expense increased $6.2 million, or 6.3%, as a result of increased taxes and assessments ($2.1 million) driven by a reduction in property tax refunds received, as well as inflation in supplies, professional services, repairs and maintenance, credit card fees, franchise fees and commissions.
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
Real Estate segment operating results for Fiscal 2026, Fiscal 2025 and Fiscal 2024 are presented by category as follows (in thousands):

				Percentage
	Year ended July 31,			Increase/(Decrease)
	2026	2025	2024	2026/2025	2025/2024
Total Real Estate net revenue	$6,193	$435	$4,704	1,323.7%	(90.8)%
Real Estate operating expense:
Cost of sales	5,714	—	3,607	—%	(100.0)%
Other	6,271	6,213	5,907	0.9%	5.2%
Total Real Estate operating expense	11,985	6,213	9,514	92.9%	(34.7)%
Gain on sale of real property, net	13,163	24,404	6,285	(46.1)%	288.3%
Real Estate Reported EBITDA	$7,371	$18,626	$1,475	(60.4)%	1,162.8%

Fiscal 2026
Real Estate EBITDA for Fiscal 2026 primarily includes (i) a gain on sale of real property for $13.1 million related to the sale of a real estate parcel in Breckenridge, Colorado for proceeds of $15.4 million, which were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time, and therefore the proceeds were deferred for recognition until control was transferred, which occurred during the three months ended October 31, 2025; (ii) a gain of $0.2 million related to the sale of a real estate parcel at Red Sky Ranch for proceeds of $5.9 million offset by a corresponding land basis and associated closing costs totaling $5.7 million; (iii) a loss on the sale of real property for $1.8 million related to the transfer of a land parcel in Keystone, Colorado, which were received in prior periods, but the terms of the agreement prevented transfer of control to the buyer at the time; therefore, the loss was deferred for recognition until control was transferred, which occurred during the three months ended January 31, 2026; and (iv) gain on sale of real property from two property sales in Okemo, Vermont totaling $1.7 million.

Other operating expense of $6.3 million was primarily comprised of general and administrative costs, such as labor and labor-related benefits, professional services and allocated corporate overhead costs.
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
Other Items
In addition to segment operating results, the following items contributed to our overall financial position and results of operations (in thousands):

	Year ended July 31,			Percentage Increase/(Decrease)
	2026	2025	2024	2026/2025	2025/2024
Depreciation and amortization	$(305,610)	$(296,437)	$(279,073)	3.1%	6.2%
Change in estimated fair value of contingent consideration	$(19,239)	$(9,379)	$(47,957)	105.1%	(80.4)%
(Loss) gain on disposal of fixed assets and other, net	$(6,823)	$6,933	$(9,633)	(198.4)%	172.0%
Interest expense, net	$(205,623)	$(171,628)	$(164,599)	19.8%	4.3%
Provision for income taxes	$(56,212)	$(104,421)	$(92,776)	(46.2)%	12.6%
Effective tax rate	(24.8)%	(25.9)%	(27.3)%	(1.1 pts)	(1.4 pts)
Depreciation and amortization. Depreciation and amortization expense for Fiscal 2026 increased $9.2 million, compared to the prior year. Depreciation expense includes depreciation of capital expenditures over the estimated useful lives of the associated assets, as well as depreciation of the portion of consideration from acquisitions that is allocated to property, plant and equipment. The increase in depreciation and amortization expense during Fiscal 2026 compared to the prior year was primarily driven by additional capital projects completed at our Resorts during the prior fiscal year.
Change in estimated fair value of contingent consideration. Change in estimated fair value of contingent consideration for Fiscal 2026 increased $9.9 million, compared to prior year, primarily driven by updates to key market inputs, including a lower discount rate and increased volatility assumptions, partially offset by the impact of lower than expected performance for Fiscal 2026, resulting in the expectation that no payment will be made to the landlord.
(Loss) Gain on disposal of fixed assets and other, net. (Loss) gain on disposal of fixed assets and other, net for Fiscal 2026 included a $4.0 million loss from construction in progress write offs related to legacy planning projects the Company does not currently intend to pursue, as well as a $2.2 million loss related to lift replacements and upgrades. Fiscal 2025 includes a gain on sale of real property for $6.8 million related to a land parcel in Vail in exchange for releasing a use restriction, as well as a net gain on sale of real property for $3.6 million related to the Hotham Airport sale. These gains were partially offset by losses on other annual disposals of fixed assets.
Interest expense, net. Interest expense, net for Fiscal 2026 increased $34.0 million compared to the prior year, primarily due to the offering of $500.0 million aggregate principal amount of 5.625% senior notes due 2030 ($27.3 million), issued under an indenture dated July 2, 2025, as well as an increase in the term loan balance ($8.9 million).
Provision for income taxes. The effective tax rate for Fiscal 2026 was 24.8%, compared to 25.9% for Fiscal 2025.
Effective tax rate. The decrease in the effective tax rate was primarily due to reduced state and local income taxes from a decrease in U.S. income, compared to the prior year.

Reconciliation of Non-GAAP Measures
The following table reconciles net income attributable to Vail Resorts, Inc. to Total Reported EBITDA for Fiscal 2026, Fiscal 2025 and Fiscal 2024 (in thousands):

	Year ended July 31,
	2026	2025	2024
Net income attributable to Vail Resorts, Inc.	$147,535	$280,004	$231,105
Net income attributable to noncontrolling interests	23,209	17,972	15,874
Net income	170,744	297,976	246,979
Provision for income taxes	56,212	104,421	92,776
Income before provision for income taxes	226,956	402,397	339,755
Depreciation and amortization	305,610	296,437	279,073
Loss (gain) on disposal of fixed assets and other, net	6,823	(6,933)	9,633
Change in estimated fair value of contingent consideration	19,239	9,379	47,957
Investment income and other, net	(11,129)	(10,126)	(18,592)
Foreign currency (gain) loss on intercompany loans	(80)	(20)	4,140
Interest expense, net	205,623	171,628	164,599
Total Reported EBITDA	$753,042	$862,762	$826,565

Mountain Reported EBITDA	$729,352	$821,341	$802,072
Lodging Reported EBITDA	16,319	22,795	23,018
Resort Reported EBITDA	745,671	844,136	825,090
Real Estate Reported EBITDA	7,371	18,626	1,475
Total Reported EBITDA	$753,042	$862,762	$826,565
The following table reconciles long-term debt, net to Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents and short-term investments) (in thousands):

	Year ended July 31,
	2026	2025
Long-term debt, net	$3,102,460	$2,594,765
Long-term debt due within one year	83,908	599,509
Total debt	3,186,368	3,194,274
Less:
Cash and cash equivalents	$231,349	$440,290
Short-term certificates of deposit	$37,112	$—
Net Debt	$2,917,907	$2,753,984
Liquidity and Capital Resources
Changes in significant sources and uses of cash for Fiscal 2026, 2025 and 2024 are presented by category as follows (in thousands):

	Year ended July 31,
	2026	2025	2024
Net cash provided by operating activities	$479,626	$554,870	$589,022
Net cash used in investing activities	$(265,962)	$(204,497)	$(241,069)
Net cash used in financing activities	$(421,040)	$(242,647)	$(577,036)
Historically, we have lower cash available at the end of each first and fourth fiscal quarter-ends as compared to our second and third fiscal quarter-ends, primarily due to the seasonality of our Mountain segment operations.

Fiscal 2026 compared to Fiscal 2025
We generated $479.6 million of net cash from operating activities during Fiscal 2026, a decrease of $75.2 million compared to $554.9 million generated during Fiscal 2025. The decrease in net operating cash flows was primarily a result of decreased Mountain and Lodging segment operating results for Fiscal 2026, primarily driven by decreased Local and Destination skier visitation as a result of record low snowfall and historically warm temperatures across the western U.S. negatively impacting visitation and spending throughout the season. These decreases were partially offset by a decrease in income tax payments of approximately $91.7 million during Fiscal 2026 as compared to the prior year, primarily due to lower taxable income for the current year.

The increase in net cash used in investing activities for Fiscal 2026 of $61.5 million was primarily due to $37.1 million of short-term certificates of deposit in the current year, net of maturities, which were invested in deposits with maturity dates of more than three months at the date of purchase and are therefore not reflected as cash equivalents, as well as a one-time settlement of $17.6 million of cash received during Fiscal 2025 related to the resolution of the October 2023 Eagle County District Court final ruling and valuation regarding the Town of Vail’s condemnation of our East Vail property, partially offset by a decrease in capital expenditures of approximately $3.6 million as compared to the prior year.

Net cash used in financing activities increased by $178.4 million during Fiscal 2026 compared to Fiscal 2025, primarily driven by the repayment upon maturity of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes, partially offset by an increase in proceeds received from borrowings under the Vail Holdings Credit Agreement of $319.1 million primarily driven by additional borrowings of $275.0 million in December 2025 which was subsequently used to repay the 0.0% Convertible Notes.
Significant Sources of Cash
We had $231.3 million of cash and cash equivalents as of July 31, 2026, compared to $440.3 million as of July 31, 2025. The decrease was primarily attributable to (i) a decrease in operating cash flows from a decrease in Mountain and Lodging segment operating results from the impact of decreased skier visitation; (ii) the repayment upon maturity of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes, partially offset by proceeds received from net borrowings; and (iii) $37.1 million of net investments in short-term certificates of deposits during Fiscal 2026. We currently anticipate that our Mountain and Lodging segment operating results will continue to provide a significant source of future operating cash flows for at least the next 12 months and thereafter for the foreseeable future.
In addition to our $231.3 million of cash and cash equivalents at July 31, 2026, we had $37.1 million in short-term certificates of deposit, as well as $337.4 million available under the revolver component of our Vail Holdings Credit Agreement as of July 31, 2026 (which represents the total commitment of $600.0 million less outstanding borrowings of $180.0 million and outstanding letters of credit of $82.6 million). On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan. The incremental term loan borrowings were used to fund the repayment upon maturity of the 0.0% Convertible Notes. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement (as discussed further below). As of July 31, 2026, the term loan facility had an outstanding balance of $1,243.1 million. Additionally, we had C$246.6 million ($175.9 million) available under the revolver component of our Whistler Credit Agreement (which represents the total commitment of C$250.0 million ($178.3 million) less certain outstanding letters of credit of C$3.4 million ($2.4 million)). We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed. The Tenth A&R Credit Agreement and the Whistler Credit Agreement provide adequate flexibility and are priced favorably with any new borrowings currently priced at the Secured Overnight Financing Rate plus 1.88% and Canadian Overnight Repo Rate Average plus 1.75%, respectively.
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

We expect our capital plan for calendar year 2026 will be approximately $215.0 million to $220.0 million, excluding $12.0 million of growth capital investments at our European resorts, $5.0 million of RET projects and $2.0 million in real estate planning capital. Including these investments, our total capital plan for calendar year 2026 is expected to be approximately $229.0 million to $234.0 million. Our 2026 capital plan is focused on resort-specific investments across our destination and regional resorts, technology investments and investments that enhance sustainability, efficiency and the overall guest experience. Key resort investments include lift replacements and capacity enhancements at Park City Mountain, Whistler Blackcomb and Seven Springs, significant guest experience upgrades including dining and lodging renovations across multiple resorts, and continued planning investments to support the development of the West Lionshead area into a fourth base village at Vail Mountain, subject to approvals. Technology investments are focused on expanding digital capabilities through the My Epic app, modernizing e-commerce and marketing platforms, and enhancing Ski & Ride School and rental operations to improve guest engagement and operational efficiency. Efficiency and sustainability investments include expanded implementation of remote avalanche control systems and targeted snowmaking and system upgrades to support the Company’s RET initiatives and Commitment to Zero goals. We currently plan to utilize cash on hand, borrowings available under our credit agreements and/or cash flow generated from future operations to provide the cash necessary to complete our capital plans.

Approximately $91.9 million was spent for calendar year 2026 capital expenditures as of July 31, 2026 and approximately $124.0 million to $129.0 million is expected to be spent in the remainder of calendar year 2026, before $9.5 million of growth capital investments at our European resorts and $1.5 million of real estate related capital projects.
Acquisition of Crans-Montana
On May 2, 2024, we acquired Crans-Montana for a purchase price of CHF 97.2 million ($106.8 million), after adjustments for certain agreed-upon items, which was funded with cash on hand.
Debt
As of July 31, 2026, principal payments on the majority of our long-term debt ($3.0 billion of the total $3.2 billion debt outstanding as of July 31, 2026) are not due until fiscal year 2030 and beyond. As of both July 31, 2026 and 2025, total long-term debt, net (including long-term debt due within one year) was $3.2 billion. Net Debt (defined as long-term debt, net plus long-term debt due within one year less cash and cash equivalents and short-term investments) was $2.9 billion and $2.8 billion as of July 31, 2026 and 2025, respectively.
On December 26, 2025, the Company drew the remaining $275.0 million outstanding balance of the delayed draw term loan. The incremental term loan borrowings and cash on hand were used to fund the repayment of the remaining $525.0 million aggregate principal amount of the 0.0% Convertible Notes as the notes were not in the money on the maturity date and had to be settled in cash. On February 9, 2026, VHI entered into the Tenth A&R Credit Agreement. The Tenth A&R Credit Agreement, among other things, (i) replaced the existing term loan facility with a new $1,275.0 million senior term loan facility; (ii) extended the maturity date of the revolver and term loan facilities to the earlier of (x) five years from the closing date and (y) the date that is ninety days prior to the maturity of the Company’s 5.625% senior notes due July 2030, so long as such notes remain outstanding; and (iii) reduced the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. As of July 31, 2026, the term loan facility had an outstanding balance of $1.2 billion. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. We expect that our liquidity needs in the near term will be met by continued use of our existing cash and cash equivalents, operating cash flows and borrowings under both the Vail Holdings Credit Agreement and Whistler Credit Agreement, if needed.
Our debt service requirements can be impacted by changing interest rates as we had approximately $1.5 billion of variable-rate debt outstanding as of July 31, 2026. A 100-basis point change in our borrowing rates would cause our annual interest payments to change by approximately $14.7 million. Additionally, the annual payments associated with the financing of the Canyons Resort transaction increase by the greater of CPI less 1%, or 2%. The fluctuation in our debt service requirements, in addition to interest rate and inflation changes, may be impacted by future borrowings under our credit agreements or other alternative financing arrangements we may enter into. Our long-term liquidity needs depend upon operating results, which in turn impact the borrowing capacity under our credit agreements. We can respond to liquidity impacts of changes in the business and economic environment by managing our capital expenditures, variable operating expenses, the timing of new real estate development activity and the payment of cash dividends on our common stock.

Material Cash Requirements
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements and construction agreements in conjunction with our capital expenditures. Debt obligations, which totaled $3.2 billion as of July 31, 2026, are recognized as liabilities in our Consolidated Balance Sheet. Obligations under construction contracts and other purchase commitments are not recognized as liabilities in our Consolidated Balance Sheet until services and/or goods are received. A summary of our material cash obligations as of July 31, 2026 (excluding obligations presented in Note 4, Leases) is presented below (in thousands):

	Payments Due by Period
		Fiscal	2-3	4-5	More than
	Total	2027	years	years	5 years
Long-term debt (1)	$3,939,148	235,390	441,914	1,950,270	1,311,574
Service contracts	$72,464	36,145	28,895	5,632	1,792
Purchase obligations and other (2)	$670,079	481,210	104,186	1,812	82,871
Total contractual cash obligations	$4,681,691	$752,745	$574,995	$1,957,714	$1,396,237
(1) Long-term debt includes principal payments, fixed-rate interest payments and estimated variable interest payments utilizing interest rates in effect at July 31, 2026, and assumes all debt outstanding as of July 31, 2026 will be held to maturity. The future annual interest obligations noted herein are estimated only in relation to debt outstanding as of July 31, 2026, and do not reflect interest obligations on potential future debt or refinancing.
(2) Purchase obligations and other primarily includes amounts which are classified as trade payables ($153.1 million), accrued payroll and benefits ($111.7 million), accrued fees and assessments ($53.5 million), contingent consideration liability ($97.8 million) and accrued taxes (including taxes for uncertain tax positions) ($60.6 million) on our Consolidated Balance Sheet as of July 31, 2026. These amounts also include other commitments for goods and services not yet received, including construction contracts and minimum commitments under season pass alliance agreements, which are not included on our Consolidated Balance Sheet as of July 31, 2026 in accordance with GAAP.
Share Repurchase Program
Our share repurchase program is conducted under authorizations made from time to time by our Board. On March 9, 2006, our Board initially authorized the repurchase of up to 3,000,000 shares of Vail Shares and later authorized additional repurchases of up to 3,000,000 additional Vail Shares (July 16, 2008), 1,500,000 Vail Shares (December 4, 2015), 2,500,000 Vail Shares (March 7, 2023), 1,100,000 Vail Shares (September 25, 2024) and 1,500,000 Vail Shares (June 4, 2025), for a total authorization to repurchase shares of up to 12,600,000 Vail Shares. During Fiscal 2026, we repurchased 322,709 shares (at an average price of $139.44) for a total cost of approximately $45.0 million, excluding accrued excise tax. Since the inception of this stock repurchase program through July 31, 2026, we have repurchased 11,382,892 Vail Shares at a cost of approximately $1,444.2 million. As of July 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing repurchase authorization. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under our share award plan. Repurchases under the program may be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors. The timing, as well as the number of Vail Shares that may be repurchased under the program, will depend on several factors, including our future financial performance, our available cash resources and competing uses for cash that may arise in the future, the restrictions in our Vail Holdings Credit Agreement, prevailing prices of Vail Shares and the number of Vail Shares that become available for sale at prices that we believe are attractive. The share repurchase program has no expiration date.
Dividend Payments
During Fiscal 2026, we paid cash dividends of $8.88 per share ($317.1 million). During Fiscal 2025, we paid cash dividends of $8.88 per share ($328.2 million). On September 24, 2026, our Board approved a cash dividend of $2.22 per share payable on October 27, 2026 to stockholders of record as of October 8, 2026. We expect to fund the dividend with our available liquidity. The amount, if any, of dividends to be paid in the future will depend on our available cash on hand, anticipated cash needs, overall financial condition, restrictions contained in our Vail Holdings Credit Agreement, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board.

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
We were in compliance with all restrictive financial covenants in our debt instruments as of July 31, 2026. We expect that we will meet all applicable financial maintenance covenants in effect in our credit agreements through the next twelve months. However, there can be no assurance we will meet such financial covenants. If such covenants are not met, we would be required to seek a waiver or amendment from the banks participating in the credit agreements. There can be no assurance that such waivers or amendments would be granted, which could have a material adverse impact on our liquidity.
Off Balance Sheet Arrangements
We do not have off balance sheet transactions that are expected to have a material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Preparation of Consolidated Financial Statements in conformity with GAAP requires Management to select accounting policies and make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in the Consolidated Financial Statements.
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
Judgments and Uncertainties
Application of the goodwill and indefinite-lived intangible asset impairment test requires judgment, including the identification of reporting units, determination of the type of impairment test that should be performed, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the estimated fair value of reporting units and indefinite-lived intangible assets. We may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than the net carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact the estimated fair value since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which we would estimate the fair value of the reporting units or indefinite-

lived intangible asset for comparison to their respective net carrying amount. These analyses require significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, available industry/market data (to the extent available), estimation of the long-term rate of growth for our business including expectations and assumptions regarding the impact of general economic conditions on our business, estimation of terminal value, determination of the respective weighted average cost of capital and market participant assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and the amount of any potential impairment for each reporting unit or indefinite-lived intangible asset.
Effect if Actual Results Differ from Assumptions
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of May 1. If the net carrying value of the reporting units or assets exceed their estimated fair value, an impairment loss will be recognized in an amount equal to that excess, but not exceeding the amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of a reporting unit or indefinite-lived intangible asset exceeds the net carrying amount. For our annual impairment tests of our reporting units and indefinite-lived intangible assets during Fiscal 2026, we performed either a qualitative analysis and concluded it was more likely than not that fair value exceeded carrying value or a quantitative analysis and concluded the fair value exceeded carrying value.
Definite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives and evaluated for impairment together with the Company’s other Long-Lived Assets (discussed below) whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill or indefinite-lived asset impairment tests are accurate. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (1) prolonged adverse weather conditions resulting in a sustained decline in guest visitation; (2) a prolonged weakness in the general economic conditions in which guest visitation and spending are adversely impacted; and (3) volatility in the equity and debt markets which could result in a higher discount rate.
While we believe that our estimates and judgments are reasonable and while historical quantitative tests concluded that the estimated fair values of our reporting units and indefinite-lived assets were in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. As of July 31, 2026, we had $1,674.0 million of goodwill and $251.7 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheet. There can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future.
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

Effect if Actual Results Differ from Assumptions
We believe the estimates and judgments we have made related to tax contingencies are reasonable and we have adequate reserves for uncertain tax positions. Our reserves for uncertain tax positions, including any income tax related interest and penalties, are $55.9 million as of July 31, 2026. This reserve solely relates to the treatment of the Canyons lease payments obligation as payments of debt obligations and that the tax basis in Canyons goodwill is deductible. Actual results could differ and we may be exposed to increases or decreases in those reserves and tax provisions that could be material.
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
Effect if Actual Results Differ from Assumptions
Although we believe the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to increased expense related to depreciable assets disposed of, removed or taken out of service prior to the end of their originally estimated useful lives, which may be material. A 10% decrease in the estimated useful lives of depreciable assets would have increased depreciation expense by approximately $27.9 million for Fiscal 2026.
Business Combinations
Description
A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. Accordingly, we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values, as available. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate.
Judgments and Uncertainties
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: determination of weighted average cost of capital, market participant assumptions, royalty rates, terminal multiples and estimates of future cash flows to be generated by the acquired assets. In addition to the estimates and assumptions applied to valuing intangible assets acquired, the determination of the estimated fair value of contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds for contingent consideration payments, requires the use of subjective judgments. We estimate the fair value of the Park City contingent consideration payments using an option pricing valuation model which incorporates, among other factors, projected achievement of specified financial performance measures, discount rates and volatility for the respective business.

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
Seasonality and Quarterly Results
Our mountain and lodging operations are seasonal in nature, with a typical peak operating season in North America and Europe generally beginning in mid-December and running through mid-April. In particular, revenue and profits for our North American and European mountain and most of our lodging operations are substantially lower and historically result in losses from late spring to late fall. Conversely, peak operating seasons for our NPS concessioner properties, our mountain resort golf courses and our Australian resorts’ ski season generally occur during the North American summer months, and these operations typically incur operating losses during the North American and European winter months. Revenue and profits generated by NPS concessioner properties’ summer operations, golf operations and Australian resorts’ ski operations are not sufficient to fully offset our off-season losses from our North American and European mountain and other lodging operations. During Fiscal 2026, approximately 81% of total combined Mountain and Lodging segment net revenue (excluding Lodging segment revenue associated with reimbursement of payroll costs) was earned during the second and third fiscal quarters. Therefore, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year (see Notes to Consolidated Financial Statements).
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At July 31, 2026, we had approximately $1.5 billion of net variable rate indebtedness, representing approximately 46% of our total debt outstanding, at an average interest rate during Fiscal 2026 of approximately 5.6%. Based on variable-rate borrowings outstanding as of July 31, 2026, a 100-basis point (or 1.0%) change in our borrowing rates would result in our annual interest payments changing by $14.7 million. Our market risk exposure fluctuates based on changes in underlying interest rates.
Foreign Currency Exchange Rate Risk. We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar, Australian dollar and Swiss franc compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. Additionally, we also have foreign currency transaction exposure from the intercompany loans to Whistler Blackcomb that are not deemed to be permanently invested, which have and could materially change due to fluctuations in the Canadian dollar exchange rate. The results of Whistler Blackcomb are reported in Canadian dollars, the results of our Australian resorts are reported in Australian dollars and the results of our Swiss resorts are reported in Swiss francs, each of which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. In August 2026, we entered into cross-currency swaps and foreign currency forwards designated as net investment hedges to mitigate our exposure to foreign currency exchange rate risk on our net investment in our Swiss operations. We do not foresee additional significant changes in the strategies used to manage market risk in the near future.

The following table summarizes the amounts of foreign currency translation adjustments, representing gains (losses), and foreign currency gain (loss) on intercompany loans recognized in comprehensive income (in thousands):

	Year ended July 31,
	2026	2025	2024
Foreign currency translation adjustments	$757	$21,948	$(67,384)
Foreign currency gain (loss) on intercompany loans	$80	$20	$(4,140)

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Vail Resorts, Inc.
Consolidated Financial Statements for the Years Ended July 31, 2026, 2025 and 2024

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that, as of July 31, 2026, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Vail Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vail Resorts, Inc. and its subsidiaries (the “Company”) as of July 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended July 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Fair Value Measurement of the Contingent Consideration
As described in Note 9 to the consolidated financial statements, the Company has established a liability of $97.8 million as of July 31, 2026 for additional amounts that management believes are likely to be paid to the landlord of Park City (the “Contingent Consideration”). The Company remeasures the Contingent Consideration to fair value at each reporting date until the contingency is resolved. The estimated fair value of Contingent Consideration includes the future period resort operations of Park City in the calculation of EBITDA on which participating contingent payments are made, which is determined on the basis of estimated subsequent year performance, escalated by an assumed annual growth factor and discounted to net present value. Fair value is estimated using an option pricing valuation model. As described by management, significant assumptions in determining the fair value under this model included future period Park City EBITDA, discount rate and volatility.

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
September 28, 2026

We have served as the Company’s auditor since 2002.

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	July 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$231,349	$440,290
Restricted cash	15,675	16,129
Short-term certificates of deposit	37,112	—
Accounts receivables, net (Note 8)	355,311	382,370
Inventories, net of reserves	134,634	117,178
Other current assets	102,385	93,823
Total current assets	876,466	1,049,790
Property, plant and equipment, net (Note 8)	2,339,514	2,374,654
Real estate held for sale or investment	67,027	87,853
Goodwill, net (Note 8)	1,673,975	1,675,215
Intangible assets, net (Note 8)	293,595	298,497
Operating right-of-use assets (Note 4)	221,864	242,485
Other assets	54,007	49,391
Total assets	$5,526,448	$5,777,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,008,395	$1,056,665
Income taxes payable	4,687	11,452
Long-term debt due within one year (Note 6)	83,908	599,509
Total current liabilities	1,096,990	1,667,626
Long-term debt, net (Note 6)	3,102,460	2,594,765
Operating lease liabilities (Note 4)	190,248	215,085
Other long-term liabilities	317,170	294,464
Deferred income taxes, net (Note 10)	262,182	252,041
Total liabilities	4,969,050	5,023,981
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized and 47,018 and 46,945 shares issued, respectively	470	469
Additional paid-in capital	1,195,497	1,171,536
Accumulated other comprehensive loss	(50,744)	(57,889)
Retained earnings	549,066	718,662
Treasury stock, at cost; 11,383 and 11,060 shares, respectively (Note 13)	(1,453,762)	(1,408,279)
Total Vail Resorts, Inc. stockholders’ equity	240,527	424,499
Noncontrolling interests	316,871	329,405
Total stockholders’ equity	557,398	753,904
Total liabilities and stockholders’ equity	$5,526,448	$5,777,885
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2026	2025	2024
Net revenue:
Mountain and Lodging services and other	$2,367,221	$2,464,910	$2,388,227
Mountain and Lodging retail and dining	464,790	499,002	492,260
Resort net revenue	2,832,011	2,963,912	2,880,487
Real Estate	6,193	435	4,704
Total net revenue	2,838,204	2,964,347	2,885,191
Operating expense (exclusive of depreciation and amortization shown separately below):
Mountain and Lodging operating expense	1,485,203	1,507,993	1,458,369
Mountain and Lodging retail and dining cost of products sold	167,960	181,988	188,054
General and administrative	434,006	433,714	410,027
Resort operating expense	2,087,169	2,123,695	2,056,450
Real Estate operating expense	11,985	6,213	9,514
Total segment operating expense	2,099,154	2,129,908	2,065,964
Other operating (expense) income:
Depreciation and amortization	(305,610)	(296,437)	(279,073)
Gain on sale of real property, net	13,163	24,404	6,285
Change in estimated fair value of contingent consideration (Note 9)	(19,239)	(9,379)	(47,957)
(Loss) gain on disposal of fixed assets and other, net	(6,823)	6,933	(9,633)
Income from operations	420,541	559,960	488,849
Mountain equity investment income, net	829	3,919	1,053
Investment income and other, net	11,129	10,126	18,592
Foreign currency gain (loss) on intercompany loans (Note 6)	80	20	(4,140)
Interest expense, net	(205,623)	(171,628)	(164,599)
Income before provision for income taxes	226,956	402,397	339,755
Provision for income taxes (Note 10)	(56,212)	(104,421)	(92,776)
Net income	170,744	297,976	246,979
Net income attributable to noncontrolling interests	(23,209)	(17,972)	(15,874)
Net income attributable to Vail Resorts, Inc.	$147,535	$280,004	$231,105
Per share amounts (Note 5):
Basic net income per share attributable to Vail Resorts, Inc.	$4.13	$7.54	$6.10
Diluted net income per share attributable to Vail Resorts, Inc.	$4.12	$7.53	$6.09
Cash dividends declared per share	$8.88	$8.88	$8.56
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended July 31,
	2026	2025	2024
Net income	$170,744	$297,976	$246,979
Foreign currency translation adjustments	757	21,948	(67,384)
Change in estimated fair value of hedging instruments, net of tax	—	(1,755)	(11,149)
Comprehensive income	171,501	318,169	168,446
Comprehensive (income) loss attributable to noncontrolling interests	(16,821)	(28,766)	5,729
Comprehensive income attributable to Vail Resorts, Inc.	$154,680	$289,403	$174,175
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Vail Resorts, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Vail Resorts
Balance, July 31, 2023	$468	$1,124,433	$(10,358)	$859,405	$(984,306)	$989,642	$331,713	$1,321,355
Comprehensive income (loss):
Net income	—	—	—	231,105	—	231,105	15,874	246,979
Foreign currency translation adjustments	—	—	(45,781)	—	—	(45,781)	(21,603)	(67,384)
Change in estimated fair value of hedging instruments, net of tax	—	—	(11,149)	—	—	(11,149)	—	(11,149)
Total comprehensive income (loss)						174,175	(5,729)	168,446
Stock-based compensation expense (Note 14)	—	26,803	—	—	—	26,803	—	26,803
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(5,626)	—	—	—	(5,625)	—	(5,625)
Repurchases of common stock (Note 13)	—	—	—	—	(151,379)	(151,379)	—	(151,379)
Dividends (Note 5)	—	—	—	(323,684)	—	(323,684)	—	(323,684)
Estimated acquisition date fair value of noncontrolling interests (Note 7)	—	—	—	—	—	—	14,084	14,084
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(25,122)	(25,122)
Balance, July 31, 2024	469	1,145,610	(67,288)	766,826	(1,135,685)	709,932	314,946	1,024,878
Comprehensive income:
Net income	—	—	—	280,004	—	280,004	17,972	297,976
Foreign currency translation adjustments	—	—	11,154	—	—	11,154	10,794	21,948
Change in estimated fair value of hedging instruments, net of tax	—	—	(1,755)	—	—	(1,755)	—	(1,755)
Total comprehensive income						289,403	28,766	318,169
Stock-based compensation expense (Note 14)	—	33,962	—	—	—	33,962	—	33,962
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	—	(8,036)	—	—	—	(8,036)	—	(8,036)
Repurchases of common stock (Note 13)	—	—	—	—	(272,594)	(272,594)	—	(272,594)
Dividends (Note 5)	—	—	—	(328,168)	—	(328,168)	—	(328,168)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(14,307)	(14,307)
Balance, July 31, 2025	469	1,171,536	(57,889)	718,662	(1,408,279)	424,499	329,405	753,904
Comprehensive income:
Net income	—	—	—	147,535	—	147,535	23,209	170,744
Foreign currency translation adjustments	—	—	7,145	—	—	7,145	(6,388)	757
Total comprehensive income						154,680	16,821	171,501
Stock-based compensation expense (Note 14)	—	28,164	—	—	—	28,164	—	28,164
Issuance of shares under share award plan, net of shares withheld for employee taxes (Note 14)	1	(4,203)	—	—	—	(4,202)	—	(4,202)
Repurchases of common stock (Note 13)	—	—	—	—	(45,483)	(45,483)	—	(45,483)
Dividends (Note 5)	—	—	—	(317,131)	—	(317,131)	—	(317,131)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	(29,355)	(29,355)
Balance, July 31, 2026	$470	$1,195,497	$(50,744)	$549,066	$(1,453,762)	$240,527	$316,871	$557,398
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$170,744	$297,976	$246,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,610	296,437	279,073
Stock-based compensation expense	28,164	33,962	26,803
Deferred income taxes, net	(1,784)	(20,952)	6,702
Loss (gain) on disposal of fixed assets and other, net	6,823	(6,933)	9,633
Change in estimated fair value of contingent consideration	19,239	9,379	47,957
Other non-cash income, net	(12,148)	(29,014)	(2,745)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivables, net	30,642	(6,708)	12,887
Inventories, net	(16,918)	1,203	13,190
Accounts payable and accrued liabilities	15,802	18,396	9,369
Deferred revenue	(39,564)	26,436	2,647
Income taxes payable	(12,003)	(36,281)	(43,442)
Other assets and liabilities, net	(14,981)	(29,031)	(20,031)
Net cash provided by operating activities	479,626	554,870	589,022
Cash flows from investing activities:
Capital expenditures	(231,625)	(235,191)	(211,197)
Acquisition of businesses, net of cash acquired	—	—	(94,356)
Purchases of short-term certificates of deposit	(75,445)	—	—
Maturity of short-term certificates of deposit	38,334	—	57,647
Cash received from disposal of fixed assets	2,482	12,373	337
Other investing activities, net	292	18,321	6,500
Net cash used in investing activities	(265,962)	(204,497)	(241,069)
Cash flows from financing activities:
Proceeds from borrowings under 5.625% Notes	—	500,000	—
Proceeds from borrowings under 6.50% Notes	—	—	600,000
Proceeds from borrowings under Vail Holdings Credit Agreement	669,063	350,000	—
Repayments of borrowings under 6.25% Notes	—	—	(600,000)
Repayments of 0.0% Convertible Notes	(525,000)	(48,000)	—
Repayments of borrowings under Vail Holdings Credit Agreement	(156,484)	(399,219)	(55,859)
Dividends paid	(317,131)	(328,168)	(323,684)
Repurchases of common stock	(45,000)	(270,000)	(150,000)
Employee taxes paid for share award exercises	(4,202)	(8,036)	(5,625)
Other financing activities, net	(42,286)	(39,224)	(41,868)
Net cash used in financing activities	(421,040)	(242,647)	(577,036)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,019)	11,630	(6,947)
Net (decrease) increase in cash, cash equivalents and restricted cash	(209,395)	119,356	(236,030)
Cash, cash equivalents and restricted cash:
Beginning of period	$456,419	$337,063	$573,093
End of period	$247,024	$456,419	$337,063
Cash paid for interest	$186,308	$156,368	$146,559
Taxes paid, net	$69,938	$161,655	$129,350
Non-cash investing activities:
Accrued capital expenditures	$27,890	$25,788	$24,872
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
Reclassifications — During fiscal 2026, the Company disaggregated cash outflows for lease liabilities disclosed as supplemental cash flow information (see Note 4, Leases). Prior-period amounts have been reclassified to conform to the current-year presentation. The reclassification had no impact on previously reported consolidated revenues, operating income, net income, earnings per share, cash flows, or stockholders' equity.
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
Property, Plant and Equipment — Property, plant and equipment is carried at cost net of accumulated depreciation and impairments, if any. Costs of repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in income from operations. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method, including property, plant and equipment under finance leases, generally based on the following useful lives:

Estimated Life in Years
Land improvements	15-20
Buildings and building improvements	5-30
Machinery and equipment	2-30
Furniture and fixtures	2-10
Software	3
Vehicles	3-5
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
For the testing of goodwill and other indefinite-lived intangible assets for impairment, the Company may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset exceeds the carrying amount, which includes an evaluation as to whether there have been significant changes to macro-economic factors related to the reporting unit or intangible asset that could materially impact fair value. If it is determined, based on qualitative factors, that the fair value of the reporting unit or indefinite-lived intangible asset is more likely than not less than the net carrying amount, or if significant changes to macro-economic factors related to the reporting unit or intangible asset have occurred that could materially impact estimated fair values since the previous quantitative analysis was performed, a quantitative impairment test would be required, in which the Company would estimate the fair value of the reporting units or indefinite-lived intangible asset for comparison to their respective net carrying amount. If the net carrying amount of an indefinite-lived assets exceeds its estimated fair value, an impairment loss would be recognized in an amount equal to that excess. If the net carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill of that reporting unit. No impairment loss is recognized if the fair value of a reporting unit or indefinite-lived intangible asset exceeds the net carrying amount. The Company determined that there were no impairments of goodwill or indefinite-lived assets for the years ended July 31, 2026, 2025 and 2024.
Definite-lived intangible assets are amortized over the shorter of their contractual terms or estimated useful lives and evaluated for impairment together with the Company’s other Long-Lived Assets (discussed below) whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable.
Long-Lived Assets — The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of whenever events or changes in circumstances indicate that the net carrying amount of an asset group may not be fully recoverable. If the sum of the expected cash flows, on an undiscounted basis, is less than the net carrying amount of the asset group, an impairment loss is recognized in the amount by which the net carrying amount of the asset group exceeds its estimated fair value. The Company determined that there were no impairments of long-lived assets for the years ended July 31, 2026, 2025 and 2024.
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
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2026, 2025 and 2024 was $68.1 million, $48.0 million and $49.8 million, respectively, and was recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statement of Operations.

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
Fair Value of Financial Instruments — The estimated fair values of the 6.50% Notes and 5.625% Notes (as defined in Note 6, Long-Term Debt) are based on quoted market prices (a Level 2 input). The fair value of the NRP Loan (as defined in Note 6, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input). The fair value of the EPR Secured Notes (as defined in Note 6, Long-Term Debt) has been estimated using current borrowing rates for comparable debt instruments with similar maturity dates (a Level 2 input) and future revenue projections (a Level 3 input). The carrying values, including any unamortized premium or discount and issuance costs, and estimated fair values of the 6.50% Notes, 5.625% Notes, EPR Secured Notes and NRP Loan as of July 31, 2026 are presented below (in thousands):

	July 31, 2026
	Carrying Value	Estimated Fair Value
6.50% Notes	$595,034	$607,998
5.625% Notes	$495,079	$499,010
EPR Secured Notes	$141,283	$164,553
NRP Loan	$25,593	$27,452
The carrying values for all other financial instruments not included in the above table approximate their respective fair value due to their short-term nature or the variable nature of their associated interest rates.
Stock-Based Compensation — Stock-based compensation expense is measured at the grant date based upon the estimated fair value of the award and is recognized as expense over the applicable vesting period of the award generally using the straight-line method (see Note 14, Stock Compensation Plan, for more information). Forfeitures are recorded as they occur. The following table shows total net stock-based compensation expense for the years ended July 31, 2026, 2025 and 2024 included on the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2026	2025	2024
Mountain stock-based compensation expense	$24,629	$29,632	$23,234
Lodging stock-based compensation expense	3,296	4,004	3,349
Real Estate stock-based compensation expense	239	326	220
Pre-tax stock-based compensation expense	28,164	33,962	26,803
Less: benefit from income taxes	6,796	8,034	6,157
Net stock-based compensation expense	$21,368	$25,928	$20,646
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and short-term investments. The Company places its cash and cash investments in accounts with high-quality credit institutions. The Company does not enter into financial instruments for trading or speculative purposes. Concentration of credit risk with respect to accounts and notes receivables is limited due to the wide variety of customers and markets in which the Company conducts business, as well as their dispersion across many geographical areas. The Company performs ongoing credit evaluations of its customers and generally does not require collateral, but does require advance deposits on certain transactions.

Accounting for Hedging Instruments — From time to time, the Company enters into interest rate swaps to hedge the variability in cash flows associated with variable-rate borrowings by converting the floating interest rate to a fixed interest rate (the “Interest Rate Swaps”). The Company previously hedged the future cash flows associated with $400.0 million of the principal amount outstanding of its Vail Holdings Credit Agreement (as defined in Note 6, Long-Term Debt), which were designated as cash flow hedges. These interest rate swaps expired on September 23, 2024 and no interest rate swaps have been entered into since that date. The accounting for changes in fair value of hedging instruments depends on the effectiveness of the hedge. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must reduce the Company’s exposure to market fluctuation throughout the hedge period. Changes in estimated fair value of the Interest Rate Swaps are recorded within change in estimated fair value of hedging instruments, net of tax, on the Company’s Consolidated Statements of Comprehensive Income, and such changes were recorded as a loss of $1.8 million and $11.1 million during the years ended July 31, 2025 and 2024, respectively. Amounts were reclassified into interest expense, net from other comprehensive income during the period in which the hedged item affected earnings. During the year ended July 31, 2024, a gain of $16.1 million was reclassified into interest expense, net from other comprehensive income. See Note 9, Fair Value Measurements, for more information.
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
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The amendments in this update establish authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2028 (the Company’s fiscal year ending July 31, 2030) and interim reporting periods within those annual periods, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing of adoption.
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” to improve financial reporting for and disclosure of environmental credits and environmental credit obligations. Current generally accepted accounting principles do not provide specific authoritative guidance on how to recognize and measure environmental credits or the related obligations. The ASU establishes recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with such credits. The ASU is effective for fiscal years beginning after December 15, 2027 (the Company’s fiscal year ending July 31, 2029), and interim periods within those fiscal periods, with early adoption permitted. The amendments in the ASU must be applied retrospectively. The Company is in the process of evaluating the effect that the adoption of this standard will have on its financial statements, including determining the timing of adoption.
Recently Adopted Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted the standard on a prospective basis for the year ended July 31, 2026. Refer to Note 10, Income Taxes.
3.    Revenues
Revenue Recognition
The following provides information about the Company’s composition of revenue recognized from contracts with customers and other revenues, the performance obligations under those contracts, and the significant judgments made in accounting for those contracts:
•Mountain revenue is derived from a wide variety of sources, including, among other things: lift revenue, which includes sales of lift tickets and pass products; ski school revenue, which includes the revenue derived from ski school operations; dining revenue, which includes both casual and fine dining on-mountain operations; retail sales and equipment rentals; and other on-mountain revenue, which includes private ski club revenue (which includes both club dues and amortization of initiation fees), marketing revenue, municipal services and lodging and transportation operations at the Company’s Australian ski areas. The Company also includes other sources of revenue, primarily related to commercial leasing and employee housing leasing arrangements, within other mountain revenue. Revenue is recognized over time as performance obligations are satisfied as control of the good or service (e.g., access to ski areas, provision of ski school services, etc.) is transferred to the customer, except for the Company’s retail sales and dining operations revenues which are recognized at a point in time when performance obligations are satisfied by transferring control of the underlying goods to the customer. The Company records deferred revenue primarily related to the sale of pass products. Deferred revenue is generally recognized throughout the ski season as the Company’s performance obligations are satisfied as control of the service (e.g., access to ski areas throughout the ski season) is transferred to the customer. The Company estimates progress towards satisfaction of its performance obligations using an output method that best depicts the transfer of control of the service to its customers, which is based on the number of skiable days in the ski season relative to the estimated total skiable days in the ski season, and which effectively results in revenue being recorded on a straight-line basis throughout the ski season. Total estimated skiable days is based on actual resort opening and estimated closing dates. The Company believes this method best estimates the value transferred to the customer relative to the remaining services promised under the contract.

Epic Coverage is included with the purchase of all pass products for no additional charge and offers refunds if certain personal or resort closure events occur before or during the ski season. The estimated amount of refunds reduces the amount of pass product revenue recognized by the Company and is remeasured at each reporting date.
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
•Lodging revenue is derived from a wide variety of sources, including, among other things: revenue from owned hotel rooms and managed hotel rooms; revenue from hotel dining operations; transportation revenue which relates to the Company’s Colorado resort ground transportation operations; and other lodging revenue which includes property management services, managed properties other costs reimbursements, private golf club revenue (which includes both club dues and amortization of initiation fees) and golf course fees. Lodging revenue also includes managed hotel property payroll cost reimbursements related to payroll costs at managed properties where the Company is the employer, which are reimbursed by the owner with no added margin. Therefore, these revenues and corresponding expenses have no net effect on the Company’s operating income or net income. Other than revenue from dining operations, lodging revenue is mostly recognized over time as performance obligations are satisfied as control of the service (e.g., nightly hotel room access) is transferred to the customer.
•Real estate revenue primarily relates to the sale of development land parcels. Real estate revenue is generally recognized at a point in time when performance obligations have been satisfied, which is usually upon closing of the sales transaction and in an amount that reflects the consideration to which the Company expects to be entitled.
For certain contracts that have an original term length of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. For contracts with an expected term in excess of one year, the Company has considered whether such contracts may contain a financing component. Based on this assessment, the Company has concluded that its contracts do not contain significant financing components, as the timing of payments is not intended to provide financing to either the customer or the Company. Taxes collected from customers and remitted to governmental authorities are generally excluded from revenue on the accompanying Consolidated Statements of Operations.

Disaggregation of Revenues
The following table presents net revenues disaggregated by segment and major revenue type for the years ended July 31, 2026, 2025 and 2024 (in thousands):

	Year ended July 31,
	2026	2025	2024
Mountain net revenue:
Lift	$1,451,068	$1,503,187	$1,442,784
Ski School	278,050	309,863	304,548
Dining	222,518	240,900	227,572
Retail/Rental	282,774	302,450	317,196
Other	268,774	273,473	252,270
Total Mountain net revenue	$2,503,184	$2,629,873	$2,544,370
Lodging net revenue:
Owned hotel rooms	$87,976	$88,184	$83,977
Managed condominium rooms	73,665	81,525	86,199
Dining	65,213	66,374	63,255
Transportation	12,435	14,853	16,309
Golf	17,088	16,008	13,722
Other	54,071	52,805	56,368
	310,448	319,749	319,830
Payroll cost reimbursements	18,379	14,290	16,287
Total Lodging net revenue	$328,827	$334,039	$336,117
Total Resort net revenue	$2,832,011	$2,963,912	$2,880,487
Total Real Estate net revenue	6,193	435	4,704
Total net revenue	$2,838,204	$2,964,347	$2,885,191
Arrangements with Multiple Performance Obligations
Several of the Company’s contracts with customers include multiple performance obligations, primarily related to bundled services and discounts such as Epic Mountain Rewards, ski school packages, lodging packages and events (e.g., weddings and conferences). For such contracts, revenue is allocated to each distinct and separate performance obligation based on its relative standalone selling price. The standalone selling prices are generally based on observable prices charged to customers or estimated based on historical experience and information.
Contract Balances
Contract liabilities are recorded primarily as deferred revenues when payments are received or due in advance of the Company’s performance, including amounts which may be refundable. The deferred revenue balance is primarily related to accounts receivable or cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of pass products prior to the start of the ski season, private club initiation fees and other related advance purchase products, including advance purchase lift tickets, multiple-day lift tickets, ski school lessons, equipment rentals and lodging advance deposits. Due to the seasonality of the Company’s operations, its largest deferred revenue balances occur during the North American pass product selling window, which generally begins in the third quarter of its fiscal year. Deferred revenue balances of a short-term nature were $566.5 million and $602.1 million as of July 31, 2026 and 2025, respectively. For the year ended July 31, 2026, the Company recognized approximately $576.2 million of net revenue that was included in the deferred revenue balance as of July 31, 2025. Deferred revenue balances of a long-term nature, which is included in other long-term liabilities on the Company’s Consolidated Balance Sheets, comprised primarily of long-term private club initiation fee revenue, were $93.6 million and $99.4 million as of July 31, 2026 and 2025, respectively. As of July 31, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on long-term private club contracts will be recognized was approximately 14 years.
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
Costs to Obtain Contracts with Customers
The Company expects that credit card fees and sales commissions paid to obtain season ski pass products contracts are recoverable. Accordingly, the Company records these amounts as assets when they are paid prior to the start of the ski season.
As of July 31, 2026, $5.8 million of costs to obtain contracts with customers are recorded within other current assets on the Company’s Consolidated Balance Sheet. Deferred credit card fees and sales commissions are amortized commensurate with the recognition of pass product revenue. The Company recorded amortization of $31.2 million, $28.7 million and $28.6 million for these costs during the years ended July 31, 2026, 2025 and 2024, respectively, which were recorded within Mountain and Lodging operating expense on the accompanying Consolidated Statement of Operations.
The Company has elected to expense credit card fees and sales commissions related to paid lift products and services as incurred, as the amortization period is generally one year or less for the time between customer purchase and utilization. These fees are recorded within Mountain and Lodging operating expense on the Company’s Consolidated Statements of Operations.
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

The components of lease expense for the years ended July 31, 2026, 2025 and 2024 were as follows (in thousands):

	Year ended July 31,
	2026	2025	2024
Finance leases:
Amortization of the finance ROU assets	$11,305	$10,988	$11,811
Interest on lease liabilities	$41,355	$39,930	$38,671
Variable interest	$2,691	$2,639	$2,587
Operating leases:
Operating lease expense	$50,523	$50,447	$46,613
Short-term lease expense (1)	$22,252	$22,409	$22,434
Variable lease expense (2)	$2,228	$2,088	$2,694
(1) Short-term lease expense is attributable to leases with terms of 12 months or less and no ROU assets or lease liabilities are included within the Company’s Consolidated Balance Sheets.
(2) In addition to the variable lease expense, the Company incurred variable franchise fees under its agreements to operate its NPS concession properties, which the Company accounts for as leases of $6.7 million, $6.2 million and $5.9 million for the years ended July 31, 2026, 2025 and 2024, respectively.
The following table presents the supplemental cash flow information associated with the Company’s leasing activities for the years ended July 31, 2026, 2025 and 2024 (in thousands):

	Year ended July 31,
	2026	2025	2024
Cash flow supplemental information:
Operating cash outflows for operating lease liabilities	$53,162	$52,831	$51,091
Operating cash outflows for finance lease liabilities	$38,453	$36,899	$35,384
Non-cash supplemental information:
Operating ROU assets obtained in exchange for operating lease obligations	$13,675	$19,405	$98,007
Finance ROU assets obtained in exchange for finance lease obligations	$22,506	$64	$14,093
Weighted-average remaining lease terms and discount rates as of July 31, 2026 and 2025 are as follows:

	July 31, 2026	July 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	10.1	10.4
Finance leases	34.5	35.2
Weighted-average discount rate
Operating leases	5.9%	5.8%
Finance leases	9.8%	9.9%

Future fixed lease payments for operating and finance leases as of July 31, 2026 reflected by fiscal year (August 1 through July 31) are as follows (in thousands):

	Operating Leases	Finance Leases
2027	$51,609	$39,050
2028	43,870	39,083
2029	36,183	40,328
2030	28,197	41,062
2031	21,451	41,761
Thereafter	127,793	1,688,782
Total future minimum lease payments	309,103	1,890,066
Less amount representing interest	(83,165)	(1,443,434)
Total lease liabilities	$225,938	$446,632
The current portion of operating lease liabilities of approximately $35.7 million and $34.9 million as of July 31, 2026 and 2025, respectively, is recorded within accounts payables and accrued liabilities in the accompanying Consolidated Balance Sheets. Finance lease liabilities are recorded within long-term debt, net in the accompanying Consolidated Balance Sheets. The current portion of finance lease liabilities is presented within long-term debt due within one year in the accompanying Consolidated Balance Sheets.
The Canyons finance lease obligation was $380.5 million and $374.9 million as of July 31, 2026 and 2025, respectively, which represents the estimated annual fixed lease payments for the remaining period of the initial 50 year term of the lease assuming annual increases at the floor of 2% and discounted using an interest rate of 10.00%. As of July 31, 2026 and 2025, respectively, the Company has recorded $66.8 million and $74.3 million of net finance lease ROU assets in connection with the Canyons lease, net of $114.5 million and $108.9 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheets.
During the year ended July 31, 2026, the Company recognized a new finance lease agreement for the Canyons Parking Garage at Park City, resulting in an incremental finance lease liability on the commencement date of $22.2 million, which represents the minimum lease payments of $80.4 million, net of $58.2 million of amounts representing interest, for the initial 38 year term of the lease discounted at the estimated incremental borrowing rate. The Company recorded a $22.8 million finance lease right-of-use asset in connection with the lease, which has a net value of $22.3 million as of July 31, 2026, net of $0.5 million accumulated amortization, and is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
The Whistler Blackcomb employee housing finance lease obligation was $26.6 million and $27.4 million as of July 31, 2026 and 2025, respectively, which represents the minimum lease payments for the remaining period of the initial 20 year term of the lease, net of amounts representing interest, discounted using a rate of 6.95%. As of July 31, 2026 and 2025, respectively, the Company has recorded $22.5 million and $24.2 million of net finance lease ROU assets in connection with these leases, net of $5.2 million and $3.8 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
The Northstar Resort finance lease obligation was $11.4 million and $12.1 million as of July 31, 2026 and 2025, respectively, which represents the minimum lease payments for the remaining period of the reassessed 10 year term of the lease, net of amounts representing interest, discounted using a rate of 6.60%. As of July 31, 2026 and 2025, respectively, the Company has recorded $11.0 million and $12.0 million of net finance lease ROU assets in connection with these leases, net of $2.2 million and $1.1 million of accumulated amortization, which is included within property, plant and equipment, net in the Company’s Consolidated Balance Sheet.
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

Presented below is basic and diluted EPS for the years ended July 31, 2026, 2025 and 2024 (in thousands, except per share amounts):

	Year Ended July 31,
	2026		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income attributable to Vail Resorts	$147,535	$147,535	$280,004	$280,004	$231,105	$231,105
Weighted-average Vail Shares outstanding	35,733	35,733	37,155	37,155	37,868	37,868
Total Weighted-average shares outstanding	35,733	35,733	37,155	37,155	37,868	37,868
Effect of dilutive securities	—	59	—	49	—	89
Total shares	35,733	35,792	37,155	37,204	37,868	37,957
Net income per share attributable to Vail Resorts, Inc.	$4.13	$4.12	$7.54	$7.53	$6.10	$6.09
The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards that were excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled approximately 9,000, 13,000 and 12,000 for the years ended July 31, 2026, 2025 and 2024, respectively.
In December 2020, the Company completed an offering of $575.0 million in aggregate principal amount of 0.0% Convertible Notes (as defined in Note 6, Long-Term Debt). The Company was required to settle the principal amount of the 0.0% Convertible Notes in cash and had the option to settle the conversion spread in cash or shares. The Company used the if-converted method to calculate the impact of convertible instruments on diluted EPS when the instruments could be settled in cash or shares. If the conversion value of the 0.0% Convertible Notes exceeded their conversion price, then the Company would calculate its diluted EPS as if all the notes were converted into common stock at the beginning of the period. However, if reflecting the 0.0% Convertible Notes in diluted EPS in this manner was anti-dilutive, or if the conversion value of the notes did not exceed their conversion price for a reporting period, then the shares underlying the notes would not be reflected in the Company’s calculation of diluted EPS. On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company settled the remaining principal amount in cash. For the years ended July 31, 2026, 2025 and 2024, the price of Vail Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
Dividends
During the years ended July 31, 2026, 2025 and 2024 the Company paid cash dividends of $8.88 per share, $8.88 per share, and $8.56 per share, respectively ($317.1 million, $328.2 million, and $323.7 million respectively). On September 24, 2026, the Company’s Board approved a cash dividend of $2.22 per share payable on October 27, 2026 to stockholders of record as of October 8, 2026.

6.    Long-Term Debt
Long-term debt, net as of July 31, 2026 and 2025 is summarized as follows (in thousands):

	Maturity	July 31, 2026	July 31, 2025
Vail Holdings Credit Agreement revolver (a)	2030	$180,000	$—
Vail Holdings Credit Agreement term loan (a)	2030	1,243,125	910,547
6.50% Notes (b)	2032	600,000	600,000
5.625% Notes (c)	2030	500,000	500,000
0.0% Convertible Notes (d)	2026	—	525,000
Whistler Credit Agreement revolver (e)	2030	—	—
EPR Secured Notes (f)	2034-2036	114,162	114,162
Employee housing bonds (g)	2027-2039	52,575	52,575
Canyons obligation (h)	2063	380,533	374,864
Canyons Parking Garage (i)	2063	22,355	—
NRP Loan (j)	2036	34,025	37,109
Whistler Blackcomb employee housing leases (k)	2042	26,639	27,416
Other (l)	2026-2037	30,680	52,332
Total debt		3,184,094	3,194,005
Less: Unamortized premiums, discounts and debt issuance costs (m)		(2,274)	(269)
Less: Current maturities (n)		83,908	599,509
Long-term debt, net		$3,102,460	$2,594,765
(a)Vail Holdings, Inc. (“VHI”), which is a wholly-owned subsidiary of the Company, along with other certain subsidiaries of VHI, and the Company, as guarantors, Bank of America, N.A., as administrative agent, and certain Lenders are party to the Tenth Amended and Restated Credit Agreement (the “Vail Holdings Credit Agreement”, as defined further below). The Vail Holdings Credit Agreement provides a revolving credit facility, which had an outstanding balance of $180.0 million as of July 31, 2026, and the term loan facility, which had an outstanding balance of $1,243.1 million as of July 31, 2026. The term loan is subject to quarterly amortization of principal, in equal installments, for a total of 5% of principal payable in each year and the final payment of all amounts outstanding, plus accrued and unpaid interest is due upon maturity. The proceeds of the loans made under the Vail Holdings Credit Agreement may be used to fund the Company’s working capital needs, capital expenditures, acquisitions, investments and other general corporate purposes, including the issuance of letters of credit.
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
On February 9, 2026, VHI entered into an amendment and restatement of the Ninth Amended and Restated Credit Agreement, dated as of April 24, 2024 (as amended the “Tenth A&R Credit Agreement”). The Tenth A&R Credit Agreement, among other things, (i) replaced the existing term loan facility with a new $1,275.0 million senior term loan facility; (ii) extended the maturity date of the revolver and term loan facilities to the earlier of (x) five years from the closing date and (y) the date that is ninety days prior to the maturity of the Company’s 5.625% senior notes due July 2030, so long as such notes remain outstanding; and (iii) reduced the interest rate applicable to borrowings under the Tenth A&R Credit Agreement. Under the Tenth A&R Credit Agreement, borrowings under the Vail Holdings Credit Agreement, including the term loan, bear interest annually at the Secured Overnight Financing Rate (“SOFR”) plus a spread of 1.50% as of July 31, 2026 (5.18% as of July 31, 2026). Interest rate margins may fluctuate based upon the ratio of the Company’s Net Funded Debt to Adjusted EBITDA (as defined in the Vail Holdings Credit Agreement) on a trailing four-quarter basis.

The Vail Holdings Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Vail Holdings Credit Agreement, multiplied by the daily amount by which the Vail Holdings Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit (0.30% as of July 31, 2026).
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
(d)On January 2, 2026, the maturity date of the 0.0% Convertible Notes, the Company repaid the remaining $525.0 million aggregate principal amount. The repayment was funded with the net proceeds from the Company’s delayed draw term loan, in addition to cash on hand.
(e)Whistler Mountain Resort Limited Partnership (“Whistler LP”) and Blackcomb Skiing Enterprises Limited Partnership (“Blackcomb LP” and together with Whistler LP, the “WB Partnerships”) are party to a credit agreement consisting of a credit facility by and among Whistler LP, Blackcomb LP, certain subsidiaries of Whistler LP and Blackcomb LP and their general partner party thereto as guarantors, the financial institutions party thereto as lenders and The Toronto-Dominion Bank (“TD”), as administrative agent. On April 14, 2023, the WB Partnerships along with other parties to the original agreement entered into the Second Amended and Restated Credit Agreement (as amended, the “Whistler Credit Agreement”). The amended Whistler Credit Agreement (i) extended the maturity date of the revolving credit facility to April 14, 2028; (ii) contained customary LIBOR replacement language for the use of rates based on SOFR with regard to borrowings under the facility made in U.S. dollars; and (iii) contained customary forward-looking transition language for the Canadian Dollar Offered Rate (“CDOR”) with regard to borrowings under the facility made in Canadian dollars, including, but not limited to, the use of rates based on the Canadian Overnight Repo Rate Average (“CORRA”), which is a measure of the cost of overnight general collateral funding using Government of Canada treasury bills and bonds as collateral for repurchase transactions, and for which such transition occurred in June 2024. On June 27, 2024, TD issued a notice of benchmark replacement and the implementation of benchmark replacement confirming changes. This notice established the CDOR replacement as the Adjusted Term CORRA, which is the sum of (i) Term CORRA and (ii) 0.29547% for an available tenor of one-month’s duration, and 0.32138% for an available tenor of three months’ duration, provided that, if the Adjusted Term CORRA as so determined shall ever be less than a floor of 0.00%, then the Adjusted Term CORRA shall be deemed to be 0.00%. No other significant terms of the agreement were amended. On September 24, 2025, we amended the Whistler Credit Agreement primarily to extend the maturity date to September 24, 2030, and to reduce the total size of the credit facility from C$300.0 million to C$250.0 million. The Whistler Credit Agreement uses rates based on SOFR with regard to borrowings under the facility made in U.S. dollars. As of July 31, 2026, there were no borrowings under the Whistler Credit Agreement. The Whistler Credit Agreement also includes a quarterly unused commitment fee based on the Consolidated Total Leverage Ratio, which as of July 31, 2026 is equal to 0.39% per annum. The Whistler Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the WB Partnerships’ ability to incur indebtedness and liens, dispose of assets, make capital expenditures, make distributions and make investments. In addition, the Whistler Credit Agreement includes the restrictive financial covenants (leverage ratios and interest coverage ratios) customary for facilities of this type.
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
i.The Alpine Valley Secured Note. The $4.6 million Alpine Valley Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2026, interest on this note accrued at a rate of 12.26%.

ii.The Boston Mills/Brandywine Secured Note. The $23.3 million Boston Mills/Brandywine Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2026, interest on this note accrued at a rate of 11.75%.
iii.The Jack Frost/Big Boulder Secured Note. The $14.3 million Jack Frost/Big Boulder Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2026, interest on this note accrued at a rate of 11.75%.
iv.The Mount Snow Secured Note. The $51.1 million Mount Snow Secured Note provides for interest payments through its maturity on December 1, 2034. As of July 31, 2026, interest on this note accrued at a rate of 12.88%.
v.The Hunter Mountain Secured Note. The $21.0 million Hunter Mountain Secured Note provides for interest payments through its maturity on January 5, 2036. As of July 31, 2026, interest on this note accrued at a rate of 9.52%.
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
(g)The Company has recorded the outstanding debt of four Employee Housing Entities (each an “Employee Housing Entity” and collectively the “Employee Housing Entities”): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot. The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company’s seasonal employees at its Colorado mountain resorts. The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to SOFR plus 0% to 0.20% (3.75% to 3.95% as of July 31, 2026).

Interest on the Employee Housing Bonds is paid monthly in arrears and the interest rate is adjusted weekly. No principal payments are due on the Employee Housing Bonds until maturity. Each Employee Housing Entity’s bonds were issued in two series. The bonds for each Employee Housing Entity are backed by letters of credit issued under the Vail Holdings Credit Agreement. The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2026 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575
(h)On May 24, 2013, VR CPC Holdings, Inc. (“VR CPC”), a wholly-owned subsidiary of the Company, entered into a transaction agreement with affiliate companies of Talisker Corporation (“Talisker”) pursuant to which the parties entered into a master lease agreement (the “Park City Lease”) and certain ancillary transaction documents on May 29, 2013 related to the former stand-alone Canyons Resort (“Canyons”), pursuant to which the Company assumed the resort operations of the Canyons. The Park City Lease between VR CPC and Talisker has an initial term of 50 years with six 50-year renewal options. The Park City Lease provides for $25 million in annual payments, which increase each year by an inflation-linked index of CPI less 1% per annum, with a floor of 2%. Vail Resorts has guaranteed the payments under the Park City Lease. The obligation at July 31, 2026 represents future lease payments for the remaining initial lease term of 50 years (including annual increases at the floor of 2%) discounted using an interest rate of 10.00% and includes accumulated accreted interest expense of approximately $75.2 million.
(i)During Fiscal Year 2026, the Company recognized a new finance lease agreement for the Canyons Parking Garage at Park City, resulting in an incremental finance lease liability on the commencement date of $22.2 million, which represents the minimum lease payments of $80.4 million, net of $58.2 million of amounts representing interest, for the initial 38 year term of the lease discounted at the estimated incremental borrowing rate.
(j)On August 3, 2022 in conjunction with the acquisition of Andermatt-Sedrun, the Company assumed the New Regional Policy loan between Andermatt-Sedrun and the Canton of Uri and Canton of Graubünden dated June 24, 2016 (the “NRP Loan”), with an initial principal balance of CHF 40.0 million. Amounts outstanding under the NRP Loan bear interest at 0.63% per annum until the maturity date, which is September 30, 2036, with semi-annual required payments of principal amortization and accrued interest. In addition, the NRP Loan agreement includes restrictive covenants requiring certain minimum financial results (as defined in the agreement).
(k)During the year ended July 31, 2023, the Company entered into new finance lease agreements for employee housing units at Whistler Blackcomb. The leases have a term of 20 years with no renewal options. The obligation at July 31, 2026 represents future lease payments for the remaining period of the initial 20-year term of the lease (including annual increases at the floor of 3%) discounted using an interest rate of 6.95%.
(l)The Northstar Resort finance lease obligation was $11.4 million as of July 31, 2026, which represents the minimum lease payments for the remaining period of the reassessed 10 year term of the lease, net of amounts representing interest, discounted using a rate of 6.60%. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.
(m)In connection with the various business combinations, the Company estimated the acquisition date fair values of certain debt instruments assumed, and recorded any difference between such estimated fair values and the par value of debt instruments as unamortized premiums and discounts, as appropriate, which are amortized and recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments. Additionally, certain costs incurred with regard to the issuance of debt instruments are capitalized and included as a reduction in the net carrying value of long-term debt, net of accumulated amortization, with the exception of costs incurred related to line-of-credit arrangements, which are included in deferred charges and other assets, net of accumulated amortization. Amortization of such deferred financing costs are recorded to interest expense, net on the Company’s Consolidated Statements of Operations over the respective term of the applicable debt instruments.
(n)Current maturities represent principal payments due in the next 12 months.

Aggregate maturities for debt outstanding, including finance lease obligations, as of July 31, 2026 reflected by fiscal year are as follows (in thousands):

Total
2027	$82,596
2028	71,577
2029	71,414
2030	1,739,211
2031	7,434
Thereafter	1,211,862
Total debt	$3,184,094
The Company recorded $205.6 million, $171.6 million and $164.6 million of interest expense, net for the years ended July 31, 2026, 2025 and 2024, respectively, of which $5.4 million, $6.2 million and $6.3 million, respectively, was amortization of deferred financing costs. The Company was in compliance with its financial and operating covenants required to be maintained under its debt instruments for all periods presented.
In connection with the acquisition of Whistler Blackcomb, VHI funded a portion of the purchase price through an intercompany loan to Whistler Blackcomb, which was effective as of November 1, 2016 and requires foreign currency remeasurement to Canadian dollars, the functional currency for Whistler Blackcomb. As a result, foreign currency fluctuations associated with the loan are recorded within the Company’s results of operations. The Company recognized approximately $0.1 million, $0.0 million and $(4.1) million of non-cash foreign currency gain (loss) on the intercompany loan to Whistler Blackcomb during the years ended July 31, 2026, 2025 and 2024, respectively, on its Consolidated Statements of Operations. During the year ended July 31, 2026, Whistler Blackcomb repaid the remaining $6.3 million principal amount on the intercompany loan owed to the Company. During the year ended July 31, 2026, the Company entered into two short-term intercompany loans with Whistler Blackcomb denominated in Canadian dollars, and as a result will require remeasurement. As of July 31, 2026, the remaining balance of the intercompany loans owed by the Company to Whistler Blackcomb was $69.6 million.
7.     Acquisitions
Crans-Montana Mountain Resort
On May 2, 2024, the Company acquired Crans-Montana in Switzerland from CPI Property Group (“CPIPG”). The Company acquired (i) an approximate 84% ownership stake in Remontées Mécaniques Crans Montana Aminona SA (“CMA”), which controls and operates all of the lifts and supporting mountain operations, including four retail and rental locations; (ii) 100% ownership of SportLife AG, which operates one of the ski schools located at the resort; and (iii) 100% ownership of 11 restaurants located on and around the mountain. The acquisition was funded with cash on hand. As of May 2, 2024 the total fair value of the consideration paid was $107.2 million (CHF 97.5 million).
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
8.    Supplementary Balance Sheet Information
The composition of accounts receivables, net follows (in thousands):

	July 31,
	2026	2025
Trade receivables	$354,448	$381,187
Other receivables	7,337	7,690
Gross accounts receivables	361,785	388,877
Allowance for doubtful accounts	(6,474)	(6,507)
Accounts receivables, net	$355,311	$382,370
The composition of other current assets follows (in thousands):

	July 31,
	2026	2025
Prepaid expenses	$56,717	$58,089
Other	45,668	35,734
Other current assets	$102,385	$93,823

The composition of property, plant and equipment, including finance lease assets, follows (in thousands):

	July 31,
	2026	2025
Land and land improvements	$809,276	$804,667
Buildings and building improvements	1,781,079	1,712,138
Machinery and equipment	2,228,385	2,117,865
Furniture and fixtures	370,875	349,921
Software	226,244	189,982
Vehicles	100,079	96,504
Construction in progress	97,091	114,357
Gross property, plant and equipment	5,613,029	5,385,434
Accumulated depreciation	(3,273,515)	(3,010,780)
Property, plant and equipment, net	$2,339,514	$2,374,654
Depreciation expense, which included depreciation of assets recorded under finance leases, for the years ended July 31, 2026, 2025 and 2024 totaled $301.8 million, $292.2 million and $274.4 million, respectively.

The following table summarizes the composition of property, plant and equipment recorded under finance leases as of July 31, 2026 and 2025 (in thousands):

	July 31,
	2026	2025
Land	$31,818	$31,818
Land improvements	49,228	49,228
Buildings and building improvements	92,689	70,209
Machinery and equipment	80,355	85,200
Gross property, plant and equipment	254,090	236,455
Accumulated depreciation	(126,290)	(116,722)
Property, plant and equipment, net	$127,800	$119,733
The composition of goodwill and intangible assets follows (in thousands):

	July 31,
	2026	2025
Goodwill
Goodwill	$1,716,847	$1,718,257
Accumulated impairments	(25,688)	(25,688)
Accumulated amortization	(17,184)	(17,354)
Goodwill, net	$1,673,975	$1,675,215

Indefinite-lived intangible assets
Trademarks	$235,185	$236,002
Other	41,039	41,072
Total gross indefinite-lived intangible assets	276,224	277,074
Accumulated amortization	(24,542)	(24,713)
Indefinite-lived intangible assets, net	$251,682	$252,361
Amortizable intangible assets
Trademarks	$38,008	$38,008
Other	70,982	71,120
Total gross amortizable intangible assets	108,990	109,128
Accumulated amortization	(67,077)	(62,992)
Amortizable intangible assets, net	41,913	46,136
Total gross intangible assets	385,214	386,202
Total accumulated amortization	(91,619)	(87,705)
Total intangible assets, net	$293,595	$298,497
Amortization expense for intangible assets subject to amortization for the years ended July 31, 2026, 2025 and 2024 totaled $3.8 million, $4.2 million and $4.7 million, respectively, and is estimated to be approximately $1.4 million annually, on average, for the next five fiscal years.

The changes in the net carrying amount of goodwill allocated between the Company’s segments for the years ended July 31, 2026 and 2025 are as follows (in thousands):

	Mountain	Lodging	Goodwill, net
Balance at July 31, 2024	$1,632,969	$45,006	$1,677,975
Acquisition (including measurement period adjustments)	25	—	25
Effects of changes in foreign currency exchange rates	(2,785)	—	(2,785)
Balance at July 31, 2025	1,630,209	45,006	1,675,215
Acquisition	2,199	—	2,199
Effects of changes in foreign currency exchange rates	(3,439)	—	(3,439)
Balance at July 31, 2026	$1,628,969	$45,006	$1,673,975
The composition of accounts payable and accrued liabilities follows (in thousands):

	July 31,
	2026	2025
Trade payables	$153,117	$139,976
Deferred revenue	566,480	602,117
Accrued salaries, wages and deferred compensation	40,506	59,779
Accrued benefits	71,217	64,869
Deposits	42,753	42,284
Operating lease liabilities	35,690	34,883
Other accruals	98,632	112,757
Total accounts payable and accrued liabilities	$1,008,395	$1,056,665
9.    Fair Value Measurements
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

The table below summarizes the Company’s cash equivalents, restricted cash, short-term investments and Contingent Consideration (defined below) measured at estimated fair value (all other assets and liabilities measured at fair value are immaterial) (in thousands):

	Estimated Fair Value Measurement as of July 31, 2026
Description	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$42,490	$—	$42,490	$—
Liabilities:
Contingent Consideration	$97,800	$—	$—	$97,800

	Estimated Fair Value Measurement as of July 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Money Market	$80,576	$80,576	$—	$—
Commercial Paper	$2,401	$—	$2,401	$—
Certificates of Deposit	$65,962	$—	$65,962	$—
Liabilities:
Contingent Consideration	$93,300	$—	$—	$93,300
The Company’s cash equivalents, restricted cash equivalents, short-term investments and other current assets are measured utilizing quoted market prices or pricing models whereby all significant inputs are either observable or corroborated by observable market data.
In November 2025, the Company purchased CHF 30.0 million of certificates of deposits maturing in May 2026 which were improperly classified as cash and cash equivalents. This misstatement resulted in an overstatement of cash and cash equivalents and an understatement of short-term certificates of deposit on the Company’s Consolidated Condensed Balance Sheets as of January 31, 2026 and April 30, 2026 in the amount of $38.8 million and $38.4 million, respectively. Additionally, cash outflows from investing activities from the purchase of short-term certificates of deposit were understated by $37.1 million for both the six and nine months ended January 31, 2026 and April 30, 2026.
The Company evaluated the materiality of the misstatement and concluded that it was immaterial to the previously issued interim financial statements taken as a whole. Although the Company has determined that this misstatement was not material, the Company is revising the previously issued interim financial statements to correct the presentation, which will be effected in connection with its future filing of interim financial statements on Form 10-Q for the periods ending January 31, 2027 and April 30, 2027.
The changes in Contingent Consideration during the years ended July 31, 2026 and 2025 were as follows (in thousands):

Contingent Consideration
Balance as of July 31, 2024	$104,200
Payments	(20,279)
Change in estimated fair value	9,379
Balance as of July 31,2025	93,300
Payments	(14,739)
Change in estimated fair value	19,239
Balance as of July 31, 2026	$97,800
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

The Company estimated the fair value of the Contingent Consideration liability using an option pricing valuation model. The estimated fair value of the Contingent Consideration is determined on the basis of estimated future year performance of Park City, on which participating contingent payments are made, which is increased by an assumed annual growth factor and discounted to present value. Other significant assumptions included a discount rate of 10.5%, and volatility of 15.0%, which together with future period Park City EBITDA, are all unobservable inputs. The Company prepared a sensitivity analysis to evaluate the effect that changes in certain key assumptions would have on the fair value of the Contingent Consideration. A change in the discount rate of 100 basis points, a change in volatility of 100 basis points, or a 5% change in estimated subsequent year performance of the resort would result in a change in the fair value within the range of approximately $5.3 million to $24.5 million.
During the year ended July 31, 2026, the Company made a payment to the landlord for Contingent Consideration of approximately $14.7 million and recorded an increase in the liability of approximately $19.2 million, which was primarily driven by updates to key market inputs, including a lower discount rate and increased volatility assumptions, partially offset by the impact of updated performance for Fiscal 2026, which lowered EBITDA for the current fiscal year and resulted in the expectation that no payment will be made to the landlord in the next period. These changes resulted in an estimated fair value of the Contingent Consideration of approximately $97.8 million, which is included in other long-term liabilities in the Company’s Consolidated Balance Sheet as of July 31, 2026.
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
Provision for Income Taxes
U.S. and foreign components of income before provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2026	2025	2024
U.S.	$105,086	$282,244	$220,067
Foreign	121,870	120,153	119,688
Income before income taxes	$226,956	$402,397	$339,755

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	July 31,
	2026	2025
Deferred income tax liabilities:
Fixed assets	$161,780	$155,279
Intangible assets	194,611	174,587
Operating lease right of use assets	53,004	57,454
Other	20,892	23,033
Total	430,287	410,353
Deferred income tax assets:
Canyons obligation	23,480	18,672
Stock-based compensation	10,359	9,438
Investment in Partnerships	4,332	3,797
Deferred compensation and other accrued benefits	12,319	8,143
Contingent Consideration	24,548	18,190
Net operating loss carryforwards and other tax credits	31,761	24,943
Operating lease liabilities	53,899	59,304
Other, net	28,272	29,844
Total	188,970	172,331
Valuation allowance for deferred income taxes	(20,505)	(13,225)
Deferred income tax assets, net of valuation allowance	168,465	159,106
Net deferred income tax liability	$261,822	$251,247
The components of deferred income taxes recognized in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2026	2025
Deferred income tax asset	$360	$794
Deferred income tax liability	262,182	252,041
Net deferred income tax liability	$261,822	$251,247
Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2026	2025	2024
Current:
Federal	$26,901	$69,449	$44,218
State	3,813	23,374	10,444
Foreign	27,282	32,550	31,412
Total current	57,996	125,373	86,074
Deferred:
Federal	(2,183)	(16,351)	6,185
State	(2,518)	(2,364)	(574)
Foreign	2,917	(2,237)	1,091
Total deferred	(1,784)	(20,952)	6,702
Provision for income taxes	$56,212	$104,421	$92,776

Effective Tax Rate
The Company adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) prospectively. A reconciliation of the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate for the year ended July 31, 2026, pursuant to the requirements of ASU 2023-09, is as follows (in thousands):

	Year Ended July 31, 2026
	Amount ($)	Percent (%)
U.S. federal statutory tax rate	$47,660	21.0%
Effect of:
State and local income taxes, net of federal benefit (1)	1,294	0.6%
Foreign tax effects:
Canada:
Foreign rate differential	5,718	2.5%
Non-controlling interest	(6,410)	(2.8)%
Other	(2,969)	(1.3)%
Switzerland:
Changes in valuation allowance	6,100	2.7%
Other	854	0.4%
Other jurisdictions	2,329	1.0%
Effect of cross-border tax laws	2,285	1.0%
Tax credits	(1,008)	(0.4)%
Nontaxable or nondeductible items	1,261	0.5%
Changes in unrecognized tax benefits	(877)	(0.4)%
Other adjustments	(25)	—%
Effective tax rate	$56,212	24.8%
(1) In fiscal year 2026, state and local income taxes in Colorado and California made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the years ended July 31, 2025 and 2024, prior to the adoption of ASU 2023-09, a reconciliation of the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate are as follows (in thousands):

	Year Ended July 31,
	2025	2024
At U.S. federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	4.1%	2.9%
Change in uncertain tax positions	(0.1)%	0.1%
Stock-based compensation	0.3%	0.4%
Noncontrolling interests	(0.9)%	(1.0)%
Foreign taxes	2.5%	3.6%
Taxes related to prior year filings	(0.7)%	0.3%
Other	(0.3)%	—%
Effective tax rate	25.9%	27.3%

Income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09 are as follows (in thousands):

July 31, 2026
Federal	$27,404
State:
Colorado	4,163
Other	5,727
Foreign:
Australia	8,866
Canada	23,520
Other	258
Income taxes paid, net of refunds	$69,938
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest and penalties, if applicable, is as follows (in thousands):

	Year Ended July 31,
	2026	2025	2024
Balance, beginning of year	$50,276	$50,988	$51,680
Additions for tax positions of prior years	10,536	10,703	10,866
Lapse of statute of limitations	(11,267)	(11,415)	(11,558)
Balance, end of year	$49,545	$50,276	$50,988
As of July 31, 2026, the Company’s unrecognized tax benefits associated with uncertain tax positions relate to the treatment of the Talisker lease payments as payments of debt obligations and that the tax basis in Canyons goodwill is deductible, and are included within other long-term liabilities in the accompanying Consolidated Balance Sheets.
As of July 31, 2026, the Company had recorded $49.5 million of uncertain tax positions as well as $6.4 million of accrued interest and penalties. During the year ended July 31, 2026, the Company experienced a reduction in the uncertain tax positions due to the lapse of the statute of limitations of $11.3 million, which was partially offset with an increase to the uncertain tax position of $10.5 million. The Company also had additional net interest income of $0.1 million from a net increase in accrued interest and penalties during the year ended July 31, 2026. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. Additionally, the Company expects a reduction to its uncertain tax positions for the fiscal year ending July 31, 2027, due to the lapse of the statute of limitations.
The Company’s major tax jurisdictions in which it files income tax returns are the U.S. federal jurisdiction, various state jurisdictions, Australia, Canada and Switzerland. The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years 2021 through the current period. The Company’s Australian and Canadian income tax returns are generally subject to examination for the tax years 2020 through the current period, and Swiss income tax returns are generally subject to examination for the tax years 2020 through the current period. Additionally, to the extent the Company has net operating losses (“NOLs”) that have been carried back or are available for carryforward, the tax years to which the NOL was carried back or in which the NOL was generated may still be adjusted by the taxing authorities to the extent the NOLs are utilized.
The Company has NOL carryforwards totaling $133.5 million, primarily comprised of $13.0 million of state NOLs that will expire beginning July 31, 2039 and non-U.S. NOLs of $120.5 million (for which a portion will begin expiring July 31, 2026). In connection with Peak Resorts’ initial public offering in November 2014, as well as the Company’s acquisition of Peak Resorts in September 2019, Peak Resorts had two ownership changes pursuant to the provisions of the Tax Reform Act of 1986. As a result, the Company’s usage of its eligible Federal NOL carryforwards will be limited each year by these ownership changes; however, management believes the full benefit of those carryforwards will be realized prior to their respective expiration dates. As of July 31, 2026, the Company has recorded a valuation allowance of $16.5 million on non-U.S. NOL carryforwards, as the Company has determined that it is more likely than not that the associated NOL carryforwards will not be realized. The Company has also recorded a valuation allowance of $4.0 million on foreign tax credit carryforwards, as the Company has determined that it is more likely than not that these foreign tax credit carryforwards will not be realized.
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
11.    Commitments and Contingencies
Guarantees/Indemnifications
As of July 31, 2026, the Company had various letters of credit outstanding totaling $86.4 million, consisting of $53.4 million to support the Employee Housing Bonds; $6.4 million to support bonds issued by Holland Creek Metropolitan District; and $26.6 million of other standby letters of credit primarily related to insurance-related deductibles, a wind energy purchase agreement and workers’ compensation. The Company also had surety bonds of $11.3 million as of July 31, 2026, primarily to provide collateral for its U.S. workers compensation self-insurance programs.
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
Additionally, the Company is party to strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay annual minimum revenue guarantees over the remaining terms of some of these agreements. The Company records payments under these pass alliance agreements as operating expense which are typically recognized over the course of the North American and European ski season.
Commitments
The operations of Northstar are conducted on land and with operating assets owned by affiliates of EPR Properties, a real-estate investment trust, primarily under operating leases which were assumed in the acquisition of Northstar by the Company. In addition, the leases provide for the payment of percentage rent of certain gross revenues generated at the property over a revenue threshold which is incrementally adjusted annually. The initial term of the leases expires in fiscal 2027 and the lease provided three 10-year extensions at the Company’s option. During the year ended July 31, 2026, we exercised the first 10-year renewal option, extending the term of the lease through January 2037. The operations of Perisher are conducted on land under a license and lease granted by the Office of Environment and Heritage, an agency of the New South Wales government, which initially commenced in 2008, and which the Company assumed in its acquisition of Perisher. The lease and license have a term that expires in fiscal 2048 and allows for an option to renew for an additional 20 years. The lease and license provide for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Falls Creek and Hotham are conducted on land under leases granted by the Governor of the State of Victoria, Australia and its dependencies, which initially commenced in 1991 and 1992, respectively, which the Company assumed in its acquisition of Falls Creek and Hotham in April 2019. The leases have terms that expire in fiscal 2041 for Falls Creek and fiscal 2058 for Hotham, and provide for the payment of rent with both a fixed and variable component. The operations of Mad River Mountain are conducted on land under a lease granted by EPT Mad River, Inc., which initially commenced in 2005, which the Company assumed in its acquisition of Peak Resorts in September 2019. The lease has a term that expires in the year ending July 31, 2035, and provides for the payment of an initial minimum annual base rent, with annual CPI increases, and percentage rent of certain gross revenue generated at the property. The operations of Laurel Mountain are conducted on land under a concessioner lease agreement with the Commonwealth of Pennsylvania, acting through the Department of Conservation and Natural Resources (“Department”), which initially commenced in 2018, which the Company assumed in its acquisition of the Seven Springs Resorts in December 2021. The agreement has a term that expires in the year ending July 31, 2052, and provides for the payment of an initial minimum annual base rent, with bi-annual CPI increases, and additional rent based on skier visits. The operations of Andermatt-Sedrun are conducted on (i) land owned by ASA as freehold or leasehold properties, including land owned by Ursern Corporation, for which operations are conducted under a main framework concession agreement that expires in the year ending July 31, 2033 and provides for annual concession and administrative fee payments, and land owned by the Swiss Confederation, for which operations are conducted under leasehold agreements which expire in the years ending July 31, 2067 and 2068; (ii) land owned by the municipality of Tujetsch, for which operations are conducted under various building rights and rights of way which expire in the year ending July 31, 2033 and provide for annual concession fee payments; and (iii) land owned by private property owners. Portions of our operations at Crans-Montana are located on land owned by regional Bourgeoisies, the municipality of Crans-Montana and private property owners, whereby the owners have granted building rights and/or easements for the operations. Such leasehold property rights expire between 2027 and 2094, and we will then be able to negotiate for an extension. These leasehold properties primarily relate to forest and agricultural zones for which usage is needed for the operation of the ski lifts (e.g., passing through of ski lifts or in connection with the arrival or departure stations of the ski lifts) and are spread over the entire ski resort. The transportation and ski infrastructure operations of Andermatt-Sedrun and Crans-Montana also operate under various concessions from the Federal Office of Transport, which have terms expiring in the years ending July 31, 2032 through 2047. Additionally, the Company has entered into strategic long-term season pass alliance agreements with third-party mountain resorts in which the Company has committed to pay minimum revenue guarantees over the remaining terms of these agreements.
The Company has executed or assumed as lessee other operating leases for the rental of office and commercial space, employee residential units and land primarily through fiscal 2095. Certain of these leases have renewal terms at the Company’s option, escalation clauses, rent holidays and leasehold improvement incentives. Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term. Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease. For the years ended July 31, 2026, 2025 and 2024, the Company recorded lease expense (including for the lease obligations discussed above), excluding executory costs, related to these agreements of $75.0 million, $74.9 million and $71.7 million, respectively, which is included on the accompanying Consolidated Statements of Operations. See Note 4, Leases, for additional information regarding the Company’s leasing arrangements.
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

Legal
The Company is a party to various lawsuits arising in the ordinary course of business. The Company will assess the probability of an unfavorable outcome of any material litigation, claims or assessments to determine whether a liability had been incurred and whether it is probable that one or more future events will occur confirming the fact of the loss. In the event that an unfavorable outcome is determined to be probable and the amount of the loss can be reasonably estimated, the Company will establish an accrual for the litigation, claim or assessment. In addition, in the event an unfavorable outcome is determined to be less than probable, but reasonably possible, the Company will disclose an estimate of the possible loss or range of such loss; however, when a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on its results of operations. Costs associated with the defense of litigation, claims and assessments are expensed as incurred. Accordingly, actual results could differ materially. Management believes the Company has adequate insurance coverage and/or has accrued for all loss contingencies for asserted and unasserted matters deemed to be probable and estimable losses. As of July 31, 2026, 2025 and 2024, the accruals for such loss contingencies were not material individually or in the aggregate.
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
The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses, plus segment equity investment income or loss, and for the Real Estate segment, plus gain or loss on sale of real property). The Company reports segment results in a manner consistent with management’s internal reporting of operating results to the chief operating decision maker (the “CODM”), who monitors Reported EBITDA compared to budget and prior comparable periods at the segment level to assess segment performance and make decisions regarding the investment and capital allocation of resources. The Company’s CODM is the Chief Executive Officer. We believe Reported EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents key financial information by reportable segment (in thousands):

	Year ended July 31,
	2026	2025	2024
Net revenue:
Mountain	$2,503,184	$2,629,873	$2,544,370
Lodging	328,827	334,039	336,117
Total Resort net revenue	2,832,011	2,963,912	2,880,487
Real Estate	6,193	435	4,704
Total net revenue	$2,838,204	$2,964,347	$2,885,191
Segment operating expense:
Mountain
Labor and labor-related benefits	$736,375	$760,955	$731,153
Retail cost of sales	87,844	97,289	107,093
Resort related fees	112,238	111,830	110,113
General and administrative	379,076	373,404	350,788
Other (1)	459,128	468,973	444,204
Total Mountain operating expense	1,774,661	1,812,451	1,743,351
Lodging
Labor and labor-related benefits	134,431	138,041	139,840
General and administrative	54,930	60,310	59,239
Reimbursed payroll costs	18,379	14,290	16,287
Other (1)	104,768	98,603	97,733
Total Lodging operating expense	312,508	311,244	313,099
Total Resort operating expense	2,087,169	2,123,695	2,056,450
Real Estate
Cost of sales	5,714	—	3,607
Other (1)	6,271	6,213	5,907
Total Real Estate operating expense	11,985	6,213	9,514
Total segment operating expense	$2,099,154	$2,129,908	$2,065,964
Gain on sale of real property	$13,163	$24,404	$6,285
Mountain equity investment income, net	$829	$3,919	$1,053
Reported EBITDA:
Mountain	$729,352	$821,341	$802,072
Lodging	16,319	22,795	23,018
Resort	745,671	844,136	825,090
Real Estate	7,371	18,626	1,475
Total Reported EBITDA	$753,042	$862,762	$826,565
Real estate held for sale or investment	$67,027	$87,853	$86,548
Reconciliation of net income attributable to Vail Resorts, Inc. to Total Reported EBITDA:
Net income attributable to Vail Resorts, Inc.	$147,535	$280,004	$231,105
Net income attributable to noncontrolling interests	23,209	17,972	15,874
Net income	170,744	297,976	246,979
Provision for income taxes	56,212	104,421	92,776
Income before provision for income taxes	226,956	402,397	339,755
Depreciation and amortization	305,610	296,437	279,073
Loss (gain) on disposal of fixed assets and other, net	6,823	(6,933)	9,633
Change in estimated fair value of contingent consideration	19,239	9,379	47,957
Investment income and other, net	(11,129)	(10,126)	(18,592)
Foreign currency (gain) loss on intercompany loans	(80)	(20)	4,140
Interest expense, net	205,623	171,628	164,599
Total Reported EBITDA	$753,042	$862,762	$826,565
(1) Other segment operating expense primarily includes cost of sales (when not separately disclosed above), fuel, supplies, repairs and maintenance, professional services, rent, utilities and property taxes. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.

Geographic Information
Net revenue is attributed geographically based on the location of the resort operations that provide the related goods and services to guests. Net revenue and long-lived assets, excluding financial instruments and deferred tax assets, by geographic region are as follows (in thousands):

	Year ended July 31,
Net revenue	2026	2025	2024
U.S.	$2,238,249	$2,423,245	$2,386,749
International (1)	599,955	541,102	498,442
Total net revenue	$2,838,204	$2,964,347	$2,885,191

		July 31,
Long-lived assets		2026	2025
U.S.		$2,740,402	$2,796,107
International (2)		1,909,753	1,931,194
Total long-lived assets		$4,650,155	$4,727,301
(1) The only individual international country to account for more than 10% of the Company’s net revenue was Canada. Canada accounted for $372.1 million, $335.3 million and $326.2 million of net revenue for the years ended July 31, 2026, 2025 and 2024, respectively.
(2) The only individual international country to account for more than 10% of the Company’s long-lived assets was Canada. Canada accounted for $1,318.8 million and $1,350.7 million of long-lived assets as of July 31, 2026 and 2025, respectively.
13.    Share Repurchase Program
On March 9, 2006, the Company’s Board approved a share repurchase program, authorizing the Company to repurchase up to 3,000,000 Vail Shares. On July 16, 2008, December 4, 2015, March 7, 2023, September 25, 2024, and June 4, 2025 the Company’s Board increased the authorization by an additional 3,000,000, 1,500,000, 2,500,000, 1,100,000 and 1,500,000 Vail Shares, respectively, for a total authorization to repurchase up to 12,600,000 Vail Shares. During the years ended July 31, 2026, 2025 and 2024, the Company repurchased 322,709, 1,690,503 and 721,378 Vail Shares, respectively (at a total cost of $45.0 million, $270.0 million and $150.0 million, respectively, excluding accrued excise tax, as discussed further below). Since inception of this stock repurchase program through July 31, 2026, the Company has repurchased 11,382,892 shares at a cost of approximately $1,444.2 million. As of July 31, 2026, 1,217,108 Vail Shares remained available to repurchase under the existing share repurchase program. Vail Shares purchased pursuant to the repurchase program will be held as treasury shares and may be used for issuance under the Company’s employee share award plan.
The Inflation Reduction Act of 2022 imposes a 1.0% excise tax on share repurchases (net of estimated share issuances) made after December 31, 2022. The Company accrued approximately $0.3 million and $2.6 million of excise tax in connection with the share repurchases it completed during the years ended July 31, 2026 and 2025, respectively, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets as of July 31, 2026 and 2025.

14.    Stock Compensation Plan
The Company has a share award plan (the “Plan”) which has been approved by the Company’s stockholders. Under the Plan, up to 1.5 million shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates. The terms of awards granted under the Plan, including exercise price, vesting period and life, are set by the Compensation Committee of the Board. All share-based awards, except for restricted shares and restricted share units, granted under the Plan have a life of ten years. Most awards vest ratably over three years; however, some have been granted with different vesting schedules. Of the awards outstanding, none have been granted to non-employees, other than those granted to non-employee members of the Board of the Company. At July 31, 2026, approximately 0.9 million share-based awards were available to be granted under the Plan.
The fair value of stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2026, 2025 and 2024 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below. A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate equity award exercises and employee terminations within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year ended July 31,
	2026	2025	2024
Expected volatility	30.0%	30.0%	30.0%
Expected dividend yield	5.7%	4.8%	3.4%
Expected term (average in years)	7.0-7.3	6.7-7.0	6.4-6.7
Risk-free rate	4.0-4.1%	4.0-4.7%	4-5.4%
A summary of aggregate SARs award activity under the Plan as of July 31, 2026, 2025 and 2024, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

	Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2023	710	$235.69
Granted	181	$226.71
Exercised	(15)	$197.88
Forfeited or expired	(125)	$244.56
Outstanding at July 31, 2024	751	$232.81
Granted	262	$183.67
Exercised	(77)	$122.21
Forfeited or expired	(66)	$219.62
Outstanding at July 31, 2025	870	$228.59
Granted	314	$149.71
Forfeited or expired	(257)	$220.90
Outstanding at July 31, 2026	927	$199.46	6.6 years	$716
Vested and expected to vest at July 31, 2026	927	$199.46	6.6 years	$716
Exercisable at July 31, 2026	477	$234.97	4.5 years	$2
The weighted-average grant-date estimated fair value of SARs granted during the years ended July 31, 2026, 2025 and 2024 was $32.21, $41.96 and $60.03, respectively. There were no SARs exercised during the year ended July 31, 2026. The total intrinsic value of SARs exercised during the years ended July 31, 2025 and 2024 was $3.6 million and $0.5 million, respectively. The Company had 114,000, 219,000 and 119,000 SARs that vested during the years ended July 31, 2026, 2025 and 2024, respectively. These awards had total estimated fair values of $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting), $0.0 million (due to the exercise prices exceeding the market prices at the date of vesting), and $0.9 million at the date of vesting for the years ended July 31, 2026, 2025 and 2024, respectively.
A summary of the status of the Company’s nonvested SARs as of July 31, 2026 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2025	264	$48.36
Granted	314	$32.21
Vested	(114)	$50.82
Forfeited	(14)	$38.09
Nonvested at July 31, 2026	450	$36.79
A summary of the status of the Company’s nonvested restricted share units as of July 31, 2026 and changes during the year then ended is presented below (in thousands, except fair value amounts):

	Awards	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2025	213	$176.07
Granted	248	$129.77
Vested	(101)	$181.48
Forfeited	(32)	$149.92
Nonvested at July 31, 2026	328	$141.96
The Company granted 248,000 restricted share units during the year ended July 31, 2026 with a weighted-average grant-date estimated fair value of $129.77. The Company granted 172,000 restricted share units during the year ended July 31, 2025 with a weighted-average grant-date estimated fair value of $162.05. The Company granted 132,000 restricted share units during the year ended July 31, 2024 with a weighted-average grant-date estimated fair value of $204.68. The Company had 101,000, 116,000 and 80,000 restricted share units that vested during the years ended July 31, 2026, 2025 and 2024, respectively. These units had a total estimated fair value of $14.9 million, $20.0 million and $18.4 million at the date of vesting for the years ended July 31, 2026, 2025 and 2024, respectively.
As of July 31, 2026, there was $39.2 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan, of which $22.9 million, $13.7 million and $2.6 million of expense is expected to be recognized in the years ending July 31, 2027, 2028 and 2029, respectively, assuming no share-based awards are granted in the future or forfeited.
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
Total Retirement Plan expense recognized by the Company for the years ended July 31, 2026, 2025 and 2024 was $11.8 million, $11.0 million and $10.8 million, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this Form 10-K.
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
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that, as of the end of the period covered by this Form 10-K, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during three months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.OTHER INFORMATION.
Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2026, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
We expect to file with the SEC in October 2026 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held in December 2026.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders under the sections entitled “Information with Respect to Nominees,” “Management,” “Corporate Governance,” “Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports.”
ITEM 11.EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders under the section entitled “Executive Compensation.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders under the sections entitled “Security Ownership of Directors and Executive Officers,” “Information as to Certain Stockholders” and “Executive Compensation - Securities Authorized for Issuance under Equity Compensation Plans.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders under the sections entitled “Determinations Regarding Independence” and “Transactions with Related Persons.”
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 annual meeting of stockholders under the section entitled “Proposal 2. Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
a)Index to Financial Statements.
(1)See Item 8. “Financial Statements and Supplementary Data” for the index to the Financial Statements.
(2)Schedules have been omitted because they are not required or not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(3)See the exhibits listed below.
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

4.2	Description of Securities (Incorporated by reference to Exhibit 4.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2020 (File No. 001-09614).
4.3
Indenture, dated July 2, 2025, by and among Vail Resorts, Inc., the Guarantors named therein and U.S. Bank Trust Company, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of Form 8-K of Vail Resorts, Inc., Filed on July 2, 2025).

10.1
Forest Service Unified Permit for Heavenly ski area, dated April 29, 2002 (Incorporated by reference to Exhibit 10.1 on Form 10-K of Vail Resorts, Inc. for the year ended July 31, 2017) (File No. 001-09614).

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
10.9*
Executive Employment Agreement, between the Company and Robert A. Katz, dated as of September 26, 2025. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K/A of Vail Resorts, Inc. filed on September 29, 2025) (File No. 001-09614).

10.10*
Executive Employment Agreement, between the Company and Celeste Burgoyne, dated as of November 17, 2025. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on November 21, 2025) (File No. 001-09614).

10.11	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the report on Form 8-K of Vail Resorts, Inc. filed on October 13, 2021) (File No. 001-09614).
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
10.14*
Vail Resorts, Inc. Management Incentive Plan (amended September 13, 2023) (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended October 31, 2023) (File No. 001-09614).

10.15*	Vail Resorts, Inc. Management Incentive Plan (effective August 1, 2026).
10.16*	Vail Resorts, Inc. 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 7, 2015) (File Number 001-09614).
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

10.19
Tenth Amended and Restated Credit Agreement, dated February 9, 2026 among Vail Holdings, Inc., as borrower, Bank of America, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo, National Association as co-syndication Agents, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended April 30, 2026) (File No. 001-09614).

10.20
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

10.21
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

10.22
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

10.24 *	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2025) (File No. 001-09614).
10.25*	Form of Share Appreciation Rights Agreement. (Incorporated by reference to Exhibit 10.2 on Form 10-Q of Vail Resorts, Inc. for the quarter ended January 31, 2025) (File No. 001-09614).
10.26*	Vail Resorts, Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K of Vail Resorts, Inc. filed on December 9, 2024) (File No. 001-09614).
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

Date: September 28, 2026		Vail Resorts, Inc.

	By:	/s/ Angela A. Korch
Angela A. Korch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 28, 2026		Vail Resorts, Inc.

	By:	/s/ Nathan Gronberg
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2026.

/s/ Robert A. Katz	Chief Executive Officer & Chairperson of the Board
Robert A. Katz	(Principal Executive Officer)

/s/ Angela A. Korch	Executive Vice President and Chief Financial Officer
Angela A. Korch	(Principal Financial Officer)

/s/ Nathan Gronberg	Vice President, Controller and Chief Accounting Officer
Nathan Gronberg	(Principal Accounting Officer)

/s/ Reginald Chambers
Reginald Chambers	Director

/s/ Susan L. Decker
Susan L. Decker	Director

/s/ William Hornbuckle
William Hornbuckle	Director

/s/ Iris Knobloch
Iris Knobloch	Director

/s/ Nadia Rawlinson
Nadia Rawlinson	Director

/s/ Michele Romanow
Michele Romanow	Director

/s/ Hilary Schneider
Hilary Schneider	Director

/s/ D. Bruce Sewell
D. Bruce Sewell	Director

/s/ Peter A. Vaughn
Peter A. Vaughn	Director